Form 10-Q
period 2016-04-01
WESTERN DIGITAL CORP
filed 2016-05-09
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of the close of business on May 4, 2016, 232,996,715 shares of common stock, par value $.01 per share, were outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par values; unaudited)

	April 1, 2016	July 3, 2015
ASSETS
Current assets:
Cash and cash equivalents	$5,887	$5,024
Short-term investments	146	262
Accounts receivable, net	1,254	1,532
Inventories	1,227	1,368
Other current assets	226	331
Total current assets	8,740	8,517
Property, plant and equipment, net	2,687	2,965
Goodwill	2,766	2,766
Other intangible assets, net	268	332
Other non-current assets	486	601
Total assets	$14,947	$15,181
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,571	$1,881
Accrued expenses	579	470
Accrued compensation	282	330
Accrued warranty	146	150
Revolving credit facility	—	255
Current portion of long-term debt	203	156
Total current liabilities	2,781	3,242
Long-term debt	2,000	2,156
Other liabilities	557	564
Total liabilities	5,338	5,962
Commitments and contingencies (Notes 4, 5 and 6)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized — 5 shares; issued and outstanding — none	—	—
Common stock, $.01 par value; authorized — 450 shares; issued — 261 shares; outstanding — 233 and 230 shares, respectively	3	3
Additional paid-in capital	2,454	2,428
Accumulated other comprehensive income (loss)	32	(20)
Retained earnings	9,363	9,107
Treasury stock — common shares at cost; 28 and 31 shares, respectively	(2,243)	(2,299)
Total shareholders’ equity	9,609	9,219
Total liabilities and shareholders’ equity	$14,947	$15,181
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Revenue, net	$2,822	$3,550	$9,499	$11,381
Cost of revenue	2,069	2,518	6,885	8,090
Gross profit	753	1,032	2,614	3,291
Operating expenses:
Research and development	359	402	1,133	1,265
Selling, general and administrative	166	199	565	583
Charges related to arbitration award	—	—	32	15
Employee termination, asset impairment and other charges	140	10	223	72
Total operating expenses	665	611	1,953	1,935
Operating income	88	421	661	1,356
Other income (expense):
Interest and other income	6	3	17	11
Interest and other expense	(14)	(12)	(40)	(37)
Total other expense, net	(8)	(9)	(23)	(26)
Income before income taxes	80	412	638	1,330
Income tax expense	6	28	30	85
Net income	$74	$384	$608	$1,245
Income per common share:
Basic	$0.32	$1.66	$2.62	$5.34
Diluted	$0.32	$1.63	$2.60	$5.23
Weighted average shares outstanding:
Basic	233	231	232	233
Diluted	234	236	234	238
Cash dividends declared per share	$0.50	$0.50	$1.50	$1.30
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended		Nine Months Ended
	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Net income	$74	$384	$608	$1,245
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on foreign exchange contracts	39	29	52	(15)
Other comprehensive income (loss), net of tax	39	29	52	(15)
Total comprehensive income	$113	$413	$660	$1,230
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Nine Months Ended
	April 1, 2016	April 3, 2015
Operating Activities
Net income	$608	$1,245
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	734	864
Stock-based compensation	121	117
Deferred income taxes	(17)	9
Gain from insurance recovery	—	(37)
Loss on disposal of assets	13	14
Non-cash portion of employee termination, asset impairment and other charges	36	12
Changes in:
Accounts receivable, net	278	294
Inventories	138	(96)
Accounts payable	(301)	8
Accrued arbitration award	—	(758)
Accrued expenses	137	83
Accrued compensation	(68)	(63)
Other assets and liabilities, net	(51)	62
Net cash provided by operating activities	1,628	1,754
Investing Activities
Purchases of property, plant and equipment	(433)	(456)
Proceeds from sale of property, plant and equipment	—	7
Proceeds from sales and maturities of investments	907	665
Purchases of investments	(462)	(687)
Acquisitions, net of cash acquired	—	(247)
Other investing activities, net	(23)	6
Net cash used in investing activities	(11)	(712)
Financing Activities
Issuance of stock under employee stock plans	64	146
Taxes paid on vested stock awards under employee stock plans	(45)	(61)
Excess tax benefits from employee stock plans	(2)	27
Repurchases of common stock	(60)	(772)
Dividends paid to shareholders	(347)	(280)
Repayment of revolving credit facility	(255)	—
Repayment of long-term debt	(109)	(94)
Net cash used in financing activities	(754)	(1,034)
Net increase in cash and cash equivalents	863	8
Cash and cash equivalents, beginning of period	5,024	4,804
Cash and cash equivalents, end of period	$5,887	$4,812
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$38	$39
Cash paid for interest	$33	$33
Supplemental disclosure of non-cash financing activities:
Accrual of cash dividend declared	$116	$116
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
The Company's fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every six years, the Company reports a 53-week fiscal year to align its fiscal year with the foregoing policy. The Company's fiscal third quarters ended April 1, 2016 and April 3, 2015 both consisted of 13 weeks. The nine months ended April 1, 2016 and April 3, 2015 consisted of 39 and 40 weeks, respectively. Fiscal 2016 will be comprised of 52 weeks and will end on July 1, 2016. Fiscal year 2015 was comprised of 53 weeks and ended on July 3, 2015.
Company management has made estimates and assumptions relating to the reporting of certain assets and liabilities in conformity with U.S. GAAP. These estimates and assumptions have been applied using methodologies that are consistent throughout the periods presented. However, actual results could differ materially from these estimates.
2. Supplemental Financial Statement Data
Accounts Receivable
From time to time, in connection with a factoring agreement, the Company sells trade accounts receivable without recourse to a third party purchaser in exchange for cash. During the three and nine months ended April 1, 2016, the Company sold trade accounts receivable and received cash proceeds of $35 million and $235 million, respectively. During both the three and nine months ended April 3, 2015, the Company sold trade accounts receivable and received cash proceeds of $67 million. The discounts on the sales of trade accounts receivable were not material and were recorded within interest and other expense in the condensed consolidated statements of income.
Inventories; Property, Plant and Equipment; and Other Intangible Assets

	April 1, 2016	July 3, 2015
	(in millions)
Inventories:
Raw materials and component parts	$132	$168
Work-in-process	440	500
Finished goods	655	700
Total inventories	$1,227	$1,368
Property, plant and equipment:
Property, plant and equipment	$8,778	$8,604
Accumulated depreciation	(6,091)	(5,639)
Property, plant and equipment, net	$2,687	$2,965
Other intangible assets:
Other intangible assets	$1,018	$1,008
Accumulated amortization	(750)	(676)
Other intangible assets, net	$268	$332

Warranty
The Company records an accrual for estimated warranty costs when revenue is recognized. The Company generally warrants its products for a period of one to five years. The warranty provision considers estimated product failure rates and trends, estimated replacement costs, estimated repair costs which include scrap costs and estimated costs for customer compensatory claims related to product quality issues, if any. A statistical warranty tracking model is used to help prepare estimates and assist the Company in exercising judgment in determining the underlying estimates. The statistical tracking model captures specific detail on product reliability, such as factory test data, historical field return rates and costs to repair by product type. Management’s judgment is subject to a greater degree of subjectivity with respect to newly introduced products because of limited field experience with those products upon which to base warranty estimates. Management reviews the warranty accrual quarterly for products shipped in prior periods and which are still under warranty. Any changes in the estimates underlying the accrual may result in adjustments that impact current period gross profit and income. Such changes are generally a result of differences between forecasted and actual return rate experience and costs to repair. If actual product return trends, costs to repair returned products or costs of customer compensatory claims differ significantly from estimates, future results of operations could be materially affected. Changes in the warranty accrual were as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Warranty accrual, beginning of period	$225	$222	$221	$182
Warranty liability assumed as a result of acquisition	—	1	—	1
Charges to operations	36	46	124	145
Utilization	(42)	(47)	(137)	(140)
Changes in estimate related to pre-existing warranties	2	(1)	13	33
Warranty accrual, end of period	$221	$221	$221	$221
The long-term portion of the warranty accrual classified in other liabilities was $75 million as of April 1, 2016 and $71 million as of July 3, 2015.
Investments
The following tables summarize, by major type, the fair value and cost basis of the Company’s investments (in millions):

	April 1, 2016
	Cost Basis	Unrealized Gains (Losses)	Fair Value
Available-for-sale securities:
Certificates of deposit	$146	$—	$146
Total	$146	$—	$146

	July 3, 2015
	Cost Basis	Unrealized Gains (Losses)	Fair Value
Available-for-sale securities:
U.S. Treasury securities	$287	$—	$287
U.S. Government agency securities	95	—	95
Commercial paper	109	—	109
Certificates of deposit	99	—	99
Total	$590	$—	$590
The fair value of the Company’s investments classified as available-for-sale securities at April 1, 2016, by remaining contractual maturity, were as follows (in millions):

	Cost Basis	Fair Value
Due in less than one year (short-term investments):	$146	$146
Total	$146	$146

The Company determined no available-for-sale securities were other-than-temporarily impaired during the three and nine months ended April 1, 2016 and April 3, 2015. The Company sold the majority of its existing investments in the three months ended April 1, 2016, resulting in an immaterial realized loss that was included within interest and other expense in the condensed consolidated statements of income. For more information on the Company's available-for-sale securities, see Note 7 to these condensed consolidated financial statements.
From time to time, the Company enters into certain strategic investments for the promotion of business and strategic objectives. These strategic investments are recorded at cost within other non-current assets in the condensed consolidated balance sheets and were not material to the condensed consolidated financial statements as of April 1, 2016 and July 3, 2015.
Joint Venture
In November 2015, the Company entered into an agreement to form a joint venture with Unisplendour Corporation Limited (“Unis”) to market and sell the Company's current data center storage systems in China and to develop data storage systems for the Chinese market in the future. The joint venture will be 51% owned by Unis and its subsidiary, Unissoft (Wuxi) Group Co. Ltd., and 49% by the Company. The joint venture is expected to become operational during the fourth quarter of fiscal 2016, pending regulatory approvals.
Other Comprehensive Income (Loss), Net of Tax
Other comprehensive income (loss), net of tax refers to revenue, expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income. The income tax impact on components of other comprehensive income is immaterial for all periods presented.
The following table illustrates the changes in the balances of each component of accumulated other comprehensive income (loss) for the nine months ended April 1, 2016 (in millions):

	Actuarial Pension Gain	Unrealized Gain (Loss) on Foreign Exchange Contracts	Accumulated Other Comprehensive Income (Loss)
Balance at July 3, 2015	$5	$(25)	$(20)
Other comprehensive loss before reclassifications	—	(9)	(9)
Amounts reclassified from accumulated other comprehensive income (loss)	—	61	61
Net current-period other comprehensive income	—	52	52
Balance at April 1, 2016	$5	$27	$32
The following table illustrates the changes in the balances of each component of accumulated other comprehensive income (loss) for the nine months ended April 3, 2015 (in millions):

	Actuarial Pension Gain	Unrealized Gain (Loss) on Foreign Exchange Contracts	Accumulated Other Comprehensive Income (Loss)
Balance at June 27, 2014	$7	$5	$12
Other comprehensive loss before reclassifications	—	(39)	(39)
Amounts reclassified from accumulated other comprehensive income (loss)	—	24	24
Net current-period other comprehensive loss	—	(15)	(15)
Balance at April 3, 2015	$7	$(10)	$(3)
3. Income per Common Share
The Company computes basic income per common share using net income and the weighted average number of common shares outstanding during the period. Diluted income per common share is computed using net income and the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include dilutive outstanding employee stock options, rights to purchase shares of common stock under the Company’s Employee Stock Purchase Plan (“ESPP”) and awards of restricted stock units.

The following table illustrates the computation of basic and diluted income per common share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Net income	$74	$384	$608	$1,245
Weighted average shares outstanding:
Basic	233	231	232	233
Employee stock options and other	1	5	2	5
Diluted	234	236	234	238
Income per common share:
Basic	$0.32	$1.66	$2.62	$5.34
Diluted	$0.32	$1.63	$2.60	$5.23
Anti-dilutive potential common shares excluded*	6	1	5	1

*	For purposes of computing diluted income per common share, certain potentially dilutive securities have been excluded from the calculation because their effect would have been anti-dilutive.
4. Debt
The Company's credit agreement, which was entered into in January 2014 and subsequently amended (the “Credit Agreement”), provides for $4.0 billion of unsecured loan facilities consisting of a $2.5 billion term loan facility and a $1.5 billion revolving credit facility. The loans under the Credit Agreement have a five-year term. Subject to certain conditions, the credit facilities may be expanded by, or incremental term loans may be obtained for, up to $1.0 billion if existing or new lenders provide additional term or revolving commitments.
The term loans and the revolving credit loans may be prepaid in whole or in part at any time without premium or penalty, subject to certain conditions. The Company repaid the $255 million outstanding balance under the revolving credit facility in January 2016. As of April 1, 2016, the term loan facility had a variable interest rate of 1.9% and a remaining outstanding balance of $2.2 billion. The Company is required to make quarterly principal payments on the term loan facility totaling $47 million for the remainder of fiscal 2016, $219 million in fiscal 2017, $250 million in fiscal 2018 and the remaining balance of $1.7 billion in fiscal 2019.
The Credit Agreement requires the Company to comply with a leverage ratio and an interest coverage ratio calculated on a consolidated basis for the Company and its subsidiaries. In addition, the Credit Agreement contains customary covenants, including covenants that limit or restrict the Company’s and its subsidiaries’ ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and enter into certain speculative hedging arrangements, and customary events of default. As of April 1, 2016, the Company was in compliance with all applicable financial covenants under the Credit Agreement.
For information related to the debt entered into in connection with the planned merger (the “Merger”) with SanDisk Corporation (“SanDisk”), see Note 14 to these condensed consolidated financial statements.
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
In May 2016, Lambeth Magnetic Structures, LLC (“Lambeth”) filed a complaint in the Western District of Pennsylvania against the Company and certain of its subsidiaries alleging infringement of U.S. Patent No. 7,128,988. The complaint seeks unspecified monetary damages and injunctive relief. The ’988 patent, entitled “Magnetic Material Structures, Devices and Methods,” allegedly relates to a magnetic material structure for hard disk drive devices.  The Company intends to defend itself vigorously in this matter.
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
Seagate disputed the method the Company used for calculating post-award interest and contended that the Company owed Seagate approximately $29 million in additional interest. The Company denied Seagate’s contention. In April 2015, the District Court declared that all amounts due and owing from the Company to Seagate had been paid, and a corresponding judgment was entered. In May 2015, Seagate appealed the decision and judgment to the Minnesota Court of Appeals. On January 25, 2016, the Minnesota Court of Appeals reversed the District Court’s decision, determined that Seagate is owed additional post-award interest, and directed the District Court to enter judgment in accordance with its opinion. The Company had no automatic right to appeal and, on January 27, 2016, the Company paid the additional post-award interest, which was not material to the Company’s financial position, results of operations or cash flows. The additional post-award interest was paid by one of the Company’s foreign subsidiaries using cash held outside of the United States. On February 1, 2016, the matter was dismissed with prejudice pursuant to a stipulation of dismissal filed by the Company and Seagate. This matter is now closed.
SanDisk Matters
In November 2015, plaintiffs filed two putative class action complaints in the Superior Court of the State of California, County of Santa Clara, challenging the Agreement and Plan of Merger the Company entered into with SanDisk on October 21, 2015 (the “Merger Agreement”). The complaints alleged, among other things, that the members of the SanDisk board breached their fiduciary duties to SanDisk’s shareholders by agreeing to sell SanDisk for inadequate consideration, failing to properly value SanDisk, agreeing to inappropriate deal protection provisions that may inhibit other bidders from coming forward with a superior offer, not protecting against alleged conflicts of interest resulting from the SanDisk directors’ own interrelationships or connection with the proposed transaction, and failing to disclose all material information regarding the proposed transaction.  The complaints also alleged that the Company aided and abetted the SanDisk board members’ breaches of their fiduciary duties.  The plaintiffs were seeking injunctive relief to prevent the Merger from closing.  The plaintiffs were also seeking, among other things, to recover costs and disbursement from the defendants, including attorneys’ fees and experts’ fees.  At the request of the plaintiffs, the court ordered one of these matters dismissed without prejudice on February 26, 2016, and the other on March 8, 2016.

Other Matters
In December 2011, the German Central Organization for Private Copying Rights (Zentralstelle für private Überspielungsrechte), (“ZPÜ”), an organization consisting of several copyright collecting societies, instituted arbitration proceedings against Western Digital's German subsidiary (“WD Germany”) before the Copyright Arbitration Board (“CAB”) claiming copyright levies for multimedia hard drives, external hard drives and network hard drives sold or introduced into commerce in Germany by WD Germany from January 2008 through December 2010.  In February 2013, WD Germany filed a declaratory relief action against ZPÜ in the Higher Regional Court of Munich (the “Higher Court”), seeking an order from the court to determine the copyright levy issue.  On May 21, 2013, ZPÜ filed a counter-claim against WD Germany with the Higher Court, seeking copyright levies for multimedia hard drives, external hard drives and network hard drives sold or introduced into commerce from January 2008 through December 2010 based on tariffs published by ZPÜ on November 3, 2011. In January 2015, the Higher Court ruled in favor of ZPÜ. In its ruling, the Higher Court declared that WD Germany must pay certain levies on certain WD products which it sold in Germany between January 2008 and December 2010. The judgment specifies levy amounts on certain WD products sold from January 2008 through December 2010 and directs WD Germany to provide applicable sales data to ZPÜ. The exact amount of the judgment has not been determined. ZPÜ and WD Germany filed appeals with the German Federal Court of Justice in February 2015. WD intends to defend itself vigorously in this matter.
In December 2014, ZPÜ submitted a pleading to the CAB seeking copyright levies for multimedia hard drives, external hard drives and network hard drives sold or introduced into commerce in Germany by WD Germany between January 2012 and December 2013. WD intends to defend itself vigorously in this matter.
The Company has recorded an accrual for German copyright levies in an amount that is not material to the Company’s financial position, results of operations or cash flows.  It is reasonably possible that the Company may incur losses totaling up to $119 million, including the amounts accrued.
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
6. Income Taxes
The Company had income tax expense of $6 million and $30 million in the three and nine months ended April 1, 2016, respectively. The Company's income tax expense for the three and nine months ended April 3, 2015 was $28 million and $85 million, respectively. The Company’s tax provision for the three months ended April 1, 2016 reflects a tax benefit of $10 million for deductible acquisition expenses. The Company's tax provision for the nine months ended April 1, 2016 reflects a tax benefit of $34 million from restructuring activities and a tax benefit of $10 million for deductible acquisition expenses. The difference between the effective tax rate and the U.S. Federal statutory rate is primarily due to tax holidays in Malaysia, the Philippines, Singapore and Thailand that expire at various dates from 2016 through 2025 and the current year generation of income tax credits.
In the three and nine months ended April 1, 2016, the Company recorded a net decrease of $16 million and a net increase of $9 million, respectively, in its liability for unrecognized tax benefits. As of April 1, 2016, the Company's liability for unrecognized tax benefits was approximately $359 million. Interest and penalties recognized on such amounts were not material to the condensed consolidated financial statements during the three and nine months ended April 1, 2016.
The Internal Revenue Service (“IRS”) previously completed its field examination of the Company's federal income tax returns for fiscal years 2006 through 2009 and proposed certain adjustments. The Company has received Revenue Agent Reports (“RARs”) from the IRS that seek to increase the Company's U.S. taxable income which would result in additional federal tax expense totaling approximately $795 million, subject to interest. The issues in dispute relate primarily to transfer pricing with the Company’s foreign subsidiaries and intercompany payable balances. The Company disagrees with the proposed adjustments and in September 2015, filed a protest with the IRS Appeals Office. The Company believes that its tax positions are properly supported and will vigorously contest the position taken by the IRS. In September 2015, the IRS commenced an examination of the Company’s fiscal years 2010 through 2012. During the nine months ended April 1, 2016, the IRS completed the examination of the fiscal period ended September 5, 2007 of Komag, Incorporated, which the Company acquired on September 5, 2007, with no material adjustments.

The Company believes that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. If any issues addressed in the Company’s tax examinations are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of April 1, 2016, it is not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of the Company’s liability for unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of the Company’s tax returns.
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
The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of April 1, 2016 and July 3, 2015, and indicate the fair value hierarchy of the valuation techniques utilized to determine such values (in millions):

	Fair Value Measurements at
	April 1, 2016
	Using
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$231	$—	$—	$231
Total cash equivalents	231	—	—	231
Short-term investments:
Certificates of deposit	—	146	—	146
Total short-term investments	—	146	—	146
Foreign exchange contracts	—	31	—	31
Total assets at fair value	$231	$177	$—	$408

	Fair Value Measurements at
	July 3, 2015
	Using
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$135	$—	$—	$135
Total cash equivalents	135	—	—	135
Short-term investments:
U.S. Treasury securities	—	50	—	50
U.S. Government agency securities	—	4	—	4
Commercial paper	—	109	—	109
Certificates of deposit	—	99	—	99
Total short-term investments	—	262	—	262
Long-term investments:
U.S. Treasury securities	—	237	—	237
U.S. Government agency securities	—	91	—	91
Total long-term investments	—	328	—	328
Total assets at fair value	$135	$590	$—	$725
Liabilities:
Foreign exchange contracts	$—	$31	$—	$31
Total liabilities at fair value	$—	$31	$—	$31
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
In the three and nine months ended April 1, 2016, there were no transfers between levels. The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value for all periods presented because of the short-term maturity of these assets and liabilities. As of April 1, 2016, the carrying amount of debt approximated fair value because of its variable interest rate.

8. Foreign Exchange Contracts
Although the majority of the Company’s transactions are in U.S. dollars, some transactions are based in various foreign currencies. The Company purchases short-term, foreign exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedging transactions is to minimize the impact of foreign currency fluctuations on the Company’s results of operations. These contract maturity dates do not exceed 12 months. All foreign exchange contracts are for risk management purposes only. The Company does not purchase foreign exchange contracts for speculative or trading purposes. As of April 1, 2016, the Company had outstanding foreign exchange contracts with commercial banks for British Pound Sterling, Euro, Japanese Yen, Malaysian Ringgit, Philippine Peso, Singapore Dollar and Thai Baht, which were designated as either cash flow or fair value hedges.
If the derivative is designated as a cash flow hedge, the effective portion of the change in fair value of the derivative is initially deferred in accumulated other comprehensive income (loss), net of tax. These amounts are subsequently recognized into earnings when the underlying cash flow being hedged is recognized into earnings. Recognized gains and losses on foreign exchange contracts entered into for manufacturing-related activities are reported in cost of revenue and presented within cash flow from operations. Hedge effectiveness is measured by comparing the hedging instrument’s cumulative change in fair value from inception to maturity to the underlying exposure’s terminal value. The Company determined the ineffectiveness associated with its cash flow hedges to be immaterial to the condensed consolidated financial statements for the three and nine months ended April 1, 2016 and April 3, 2015.
A change in the fair value of fair value hedges is recognized in earnings in the period incurred and is reported as a component of cost of revenue or operating expenses, depending on the nature of the underlying hedged item. All fair value hedges were determined to be effective as of April 1, 2016 and July 3, 2015. The changes in fair value on these contracts were immaterial to the condensed consolidated financial statements during the three and nine months ended April 1, 2016 and April 3, 2015.
As of April 1, 2016, the net amount of unrealized gains with respect to the Company’s foreign exchange contracts that is expected to be reclassified into earnings within the next twelve months was $27 million. In addition, as of April 1, 2016, the Company did not have any foreign exchange contracts with credit-risk-related contingent features. The Company opened $996 million and $2.9 billion, and closed $1.0 billion and $3.1 billion, in foreign exchange contracts during the three and nine months ended April 1, 2016, respectively. The Company opened $1.5 billion and $3.5 billion, and closed $1.3 billion and $3.5 billion, in foreign exchange contracts during the three and nine months ended April 3, 2015, respectively. The fair value and balance sheet location of the Company's foreign exchange contracts as of April 1, 2016 and July 3, 2015 were as follows (in millions):

	Asset Derivatives				Liability Derivatives
	April 1, 2016		July 3, 2015		April 1, 2016		July 3, 2015
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$31	Other current assets	$—	Accrued expenses	$—	Accrued expenses	$31
The following table presents the gross amounts of the Company's derivative instruments, amounts offset due to master netting arrangements with the Company's various counterparties and the net amounts recognized in the condensed consolidated balance sheet as of April 1, 2016 (in millions):

Derivatives Designated as Hedging Instruments	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
Foreign exchange contracts
Financial assets	$34	$(3)	$31
Financial liabilities	(3)	3	—
Total derivative instruments	$31	$—	$31

The Company had a gross and net liability of $31 million related to its derivative instruments outstanding at July 3, 2015. There were no amounts offset due to master netting arrangements in place at July 3, 2015.
The impact of foreign exchange contracts on the condensed consolidated financial statements was as follows (in millions):

	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives				Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of (Gain) Loss Reclassified From Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended		Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	April 1, 2016		April 3, 2015			April 1, 2016		April 3, 2015
Foreign exchange contracts	$31	$(9)	$19	$(39)	Cost of revenue	$8	$61	$10	$24
The total net realized transaction and foreign exchange contract currency gains and losses were not material to the condensed consolidated financial statements during the three and nine months ended April 1, 2016 and April 3, 2015.
9. Shareholders' Equity
Stock-Based Compensation Expense
The following table presents the Company's stock-based compensation and related tax benefit for the three and nine months ended April 1, 2016 and April 3, 2015 (in millions):

	Three Months Ended				Nine Months Ended
	April 1, 2016		April 3, 2015		April 1, 2016		April 3, 2015
	Expense	Tax Benefit	Expense	Tax Benefit	Expense	Tax Benefit	Expense	Tax Benefit
Options and ESPP	$19	$5	$17	$8	$51	$13	$53	$20
RSUs	23	6	21	6	70	18	64	17
Total	$42	$11	$38	$14	$121	$31	$117	$37
As of April 1, 2016, total compensation cost related to unvested stock options and ESPP rights issued to employees but not yet recognized was $99 million and will be amortized on a straight-line basis over a weighted average service period of approximately 2.3 years.
For purposes of this footnote, references to restricted stock unit awards (“RSUs”) include performance stock unit awards (“PSUs”). PSUs are granted to certain employees only after the achievement of pre-determined performance metrics. Once the PSU is granted, vesting is then subject to continued service by the employee, and expense is recognized over the vesting period. At the end of each reporting period, the Company evaluates the probability that PSUs will be earned. The Company records stock-based compensation expense based on the probability that the performance metrics will be achieved. As of April 1, 2016, the aggregate unamortized fair value of all unvested RSUs was $178 million, which will be recognized on a straight-line basis over a weighted average vesting period of approximately 1.9 years, assuming the performance metrics are met for the PSUs.
Stock Option Activity
The following table summarizes stock option activity under the Company’s stock option plans (in millions, except per share amounts and remaining contractual lives):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at July 3, 2015	6.8	$50.00
Granted	1.7	82.68
Exercised	(1.2)	25.10
Canceled or expired	(0.3)	63.04
Options outstanding at April 1, 2016	7.0	$61.68	4.2	$45
Exercisable at April 1, 2016	3.8	$47.36	3.1	$41
Vested and expected to vest after April 1, 2016	6.8	$61.16	4.2	$45

Options granted during the three and nine months ended April 1, 2016 had a weighted average fair value per share of $12.46 and $22.54, respectively. As of April 1, 2016, the Company had options outstanding to purchase an aggregate of 3.1 million shares with an exercise price below the quoted price of the Company’s stock on that date resulting in an aggregate intrinsic value of $45 million at that date. During the three and nine months ended April 1, 2016, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $13 million and $49 million, respectively, determined as of the date of exercise, as compared to $73 million and $236 million in the respective prior-year periods.
RSU Activity
The following table summarizes RSU activity under the Company's stock plans (in millions, except weighted average grant date fair value):

	Number of Shares	Weighted Average Grant-Date Fair Value
RSUs outstanding at July 3, 2015	3.0	$73.80
Granted	2.5	68.16
Vested	(1.6)	62.43
Forfeited	(0.2)	84.57
RSUs outstanding at April 1, 2016	3.7	$74.48
Expected to vest after April 1, 2016	3.4	$74.98
Outstanding RSU awards have dividend equivalent rights which entitle holders of RSUs to the same dividend value per share as holders of common stock. Dividend equivalent rights are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs. Dividend equivalent rights are accumulated and paid in additional shares when the underlying shares vest.
RSUs are generally settled in an equal number of shares of the Company’s common stock at the time of vesting of the units. The fair value of the shares underlying the RSU awards at the date of grant or assumption was $51 million and $160 million for awards granted in the three and nine months ended April 1, 2016. These amounts are being recognized to expense over the corresponding vesting periods.
Included in the table above, the Company granted 1.0 million PSUs in the three months ended April 1, 2016, at a weighted average grant-date fair value of $50.06 per share. The total number of PSUs outstanding as of April 1, 2016 was 1.2 million, with a weighted average fair value per share of $55.78.
SARs Activity
During the three and nine months ended April 1, 2016, the Company recognized a $7 million and $18 million benefit, respectively, related to adjustments to fair market value of stock appreciation rights (“SARs”), as compared to a $9 million benefit and $3 million expense in the respective prior-year periods. The tax expense realized as a result of the aforementioned SARs benefit was $1 million and $2 million during the three and nine months ended April 1, 2016, respectively, as compared to a $2 million expense and $1 million benefit during the three and nine months ended April 3, 2015, respectively. The Company's SARs will be settled in cash upon exercise. The Company had a total liability of $22 million and $41 million related to SARs included in accrued expenses in the condensed consolidated balance sheet as of April 1, 2016 and July 3, 2015, respectively. As of April 1, 2016, all SARs issued to employees were fully vested, and the fair values are now solely subject to market price fluctuations. As of April 1, 2016, 0.5 million SARs were outstanding with a weighted average exercise price of $7.87. There were no SARs granted during the three and nine months ended April 1, 2016.
Stock Repurchase Program
The Company's Board of Directors (the “Board”) previously authorized $5.0 billion for the repurchase of the Company's common stock and approved the extension of its stock repurchase program to February 3, 2020. Effective October 21, 2015, in connection with the Merger, the stock repurchase program was suspended. The Company did not repurchase any shares during the three months ended April 1, 2016. The Company repurchased 0.7 million shares for a total cost of $60 million during the nine months ended April 1, 2016. The remaining amount available to be purchased under the Company’s stock repurchase program as of April 1, 2016 was $2.1 billion.

Dividends to Shareholders
On September 13, 2012, the Company announced that the Board had authorized the adoption of a quarterly cash dividend policy. Under the cash dividend policy, holders of the Company’s common stock receive dividends when and as declared by the Board. In the three months ended April 1, 2016, the Company declared a cash dividend of $0.50 per share to shareholders of record as of April 1, 2016, totaling $116 million, which was paid on April 15, 2016. In the nine months ended April 1, 2016, the Company declared total cash dividends of $1.50 per share for a total of $347 million. The Company may modify, suspend or cancel its cash dividend policy in any manner and at any time.
Termination of Investment by Unis
On September 29, 2015, the Company entered into an agreement (the “Stock Purchase Agreement”) with Unis (the “Guarantor”) and Unis Union Information System Ltd., a subsidiary of Unis (the “Investor”), pursuant to which, subject to the conditions in the agreement, the Company agreed to issue and sell to the Investor 40,814,802 shares of the Company’s common stock (the “Shares”) for $92.50 per share, for an aggregate purchase price of approximately $3.775 billion, and the Guarantor agreed to guarantee the payment and performance of Investor’s obligations therein (collectively, the “Transaction”).
The closing of the Transaction was subject to certain closing conditions. These closing conditions included clearance by the U.S. Committee on Foreign Investment in the United States (“CFIUS”) and the receipt of requisite regulatory approvals, including clearance by U.S. antitrust authorities and certain Chinese regulatory approvals, including clearance by the Ministry of Commerce of the People’s Republic of China, the Ministry of Education of the People’s Republic of China, the National Development and Reform Commission of the People’s Republic of China and the State Administration of Foreign Exchange of the People’s Republic of China. In addition, the Investor’s obligation to purchase the shares of common stock of the Company and the Guarantor’s guarantee were subject to approval of the Transaction by shareholders of the Guarantor.
On February 22, 2016, CFIUS informed the Company that it planned to undertake an investigation of the transactions contemplated under the Stock Purchase Agreement, triggering a 15-day period during which either the Company or the Investor could terminate the Stock Purchase Agreement. On February 23, 2016, the Investor notified the Company of its termination of the Stock Purchase Agreement pursuant to the terms of the Stock Purchase Agreement. The Company did not incur any early termination penalties in connection with the termination of the Stock Purchase Agreement.
The termination of the investment by Unis is not expected to impact the agreement to form a joint venture with Unis to market and sell the Company’s data center storage systems in China and to develop data center storage solutions for the Chinese market in the future.
10. Pensions and Other Post-retirement Benefit Plans
The Company’s principal pension and other post-retirement benefit plans are in Japan. All pension and other post-retirement benefit plans outside of the Company’s Japanese plans were immaterial to the Company’s condensed consolidated financial statements for the three and nine months ended April 1, 2016 and April 3, 2015. The expected long-term rate of return on the Japanese plan assets is 2.5%.
The following table presents the unfunded status of the benefit obligations and Japanese plan assets (in millions):

	April 1, 2016	July 3, 2015
Benefit obligation	$259	$231
Fair value of plan assets	(212)	(185)
Unfunded status	$47	$46
The following table presents the unfunded amounts as recognized on the Company’s condensed consolidated balance sheets (in millions):

	April 1, 2016	July 3, 2015
Current liabilities	$1	$1
Non-current liabilities	46	45
Net amount recognized	$47	$46
The net periodic benefit cost of the Company’s pension plans was not material to the condensed consolidated financial statements for the three and nine months ended April 1, 2016 and April 3, 2015. The Company’s expected employer contribution for its Japanese defined benefit pension plans is $9 million in fiscal 2016.
11. Acquisitions
Planned SanDisk Merger
On October 21, 2015, the Company entered into the Merger Agreement with SanDisk, a global leader in NAND flash storage solutions, pursuant to which a subsidiary of the Company will merge with and into SanDisk, with SanDisk surviving and becoming a wholly-owned indirect subsidiary of the Company. The Merger is primarily intended to deepen the Company's expertise in non-volatile memory and enable the Company to vertically integrate into NAND, securing long-term access to solid state technology at a lower cost.

Pursuant to the Merger Agreement, the Company will pay $67.50 per share in cash and issue 0.2387 shares of its common stock per share of SanDisk’s common stock. The merger consideration will be financed by a mix of cash, new debt financing and issuance of the Company’s common stock. For information related to the debt entered into in connection with the Merger, see Note 14 to these condensed consolidated financial statements.
Consummation of the Merger is subject to customary closing conditions, including without limitation: (i) the required approval by SanDisk shareholders and the Company’s shareholders, which was obtained on March 15, 2016; (ii) the expiration or early termination of the waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which expired on January 15, 2016, and the receipt of foreign regulatory approvals. In certain circumstances, a termination fee of up to $1.06 billion may be payable by the Company or a termination fee of up to $553.3 million may be payable by SanDisk, upon termination of the transaction as more fully described in the Merger Agreement.
Acquisition of Amplidata NV (“Amplidata”)
On March 9, 2015, the Company acquired Amplidata, a developer of object storage software for public and private cloud data centers. As a result of the acquisition, Amplidata became a wholly owned indirect subsidiary of the Company. The purchase price of the acquisition was approximately $267 million, consisting of $245 million funded with available cash at the time of the acquisition, $19 million related to the fair value of a previously-held cost method investment and $3 million related to the fair value of stock options assumed. The acquisition furthers the Company's strategy to expand into higher value data storage platforms and systems that address the growth in storage requirements in cloud data centers.
The Company identified and recorded the assets acquired and liabilities assumed at their estimated fair values at the date of acquisition, and allocated the remaining value of $215 million to goodwill. The values assigned to the acquired assets and liabilities were finalized prior to March 9, 2016, which was the final date of the 12-month measurement period following the date of the acquisition. The individual tangible and intangible assets acquired as well as the liabilities assumed in the acquisition were immaterial to the Company's condensed consolidated financial statements.
The final purchase price allocation for Amplidata was as follows (in millions):

March 9, 2015
Tangible assets acquired and liabilities assumed	$(24)
Intangible assets	76
Goodwill	215
Total	$267
The final purchase price allocation reflects adjustments since the date of acquisition that consist of an increase of $42 million to goodwill which primarily related to an adjustment to the value of deferred taxes acquired, an adjustment to the value of intangible assets acquired and an adjustment for the fair value of stock options assumed in the acquisition of Amplidata.
The $215 million of goodwill recognized is primarily attributable to the benefits the Company expects to derive from an ability to create hard disk drive storage solutions leveraging the core software acquired and is not expected to be deductible for tax purposes. The impact to revenue and net income attributable to Amplidata was immaterial to the Company’s condensed consolidated financial statements for the three and nine months ended April 1, 2016.
12. Employee Termination, Asset Impairment and Other Charges
The Company periodically incurs charges to realign its operations with anticipated market demand. In the three months ended April 1, 2016, the Company recognized $28 million of expenses related to this realignment, which consisted of $20 million in employee termination benefits and $8 million in contract termination and other costs. In the nine months ended April 1, 2016, the Company recognized $111 million of expenses related to this realignment, which consisted of $76 million in employee termination benefits, $8 million of asset impairments and $27 million of contract termination and other costs.
Restructuring Plan (the “Restructuring Plan”)
The Company has also initiated a set of actions relating to the Restructuring Plan associated with the integration of substantial portions of its HGST and WD subsidiaries. The Restructuring Plan consists of asset and footprint reduction, product roadmap consolidation and organization rationalization.

The Company expects the Restructuring Plan to be substantially completed by the end of calendar year 2017 and it is expected to result in total pre-tax charges of approximately $400 million. These charges are expected to consist of approximately $185 million in employee termination benefits, $125 million in asset charges and $90 million in other related costs. Approximately $275 million of these charges are expected to be cash expenditures. In the three and nine months ended April 1, 2016, the Company recorded $64 million of expenses related to employee termination benefits as part of the Restructuring Plan.
All of the components of the Restructuring Plan are not finalized and actual costs, cash expenditures and timing may vary from the Company’s estimates due to changes in the scope or assumptions underlying the Restructuring Plan.
Closure of Foreign Manufacturing Facility
In January 2016, the Company announced it would be closing its head component front end wafer manufacturing facility in Odawara, Japan, in order to reduce manufacturing costs. In the three and nine months ended April 1, 2016, the Company recognized $48 million of expenses related to the closure of the facility, which consisted of approximately $24 million in land impairment charges, $23 million in employee termination benefits and $1 million in contract termination and other costs. In addition, in the nine months ended April 1, 2016, the Company recognized $55 million of accelerated depreciation charges on assets held at the Odawara facility, of which $40 million was recognized in cost of revenue and $15 million was recognized in research and development within the condensed consolidated statements of income. The Company expects to record approximately $100 million in remaining charges during the fourth quarter of fiscal 2016.
The total employee termination, asset impairment and other charges line item within the Company's condensed consolidated statements of income includes all of the activities described above and consisted of the following (in millions):

	Three Months Ended		Nine Months Ended
	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Employee termination benefits	$107	$17	$163	$60
Impairment of assets	24	2	32	21
Contract termination and other	9	(9)	28	(9)
Total	$140	$10	$223	$72
Impairment charges during the three and nine months ended April 1, 2016 primarily consisted of land impairment related to the closure of the Company's Odawara facility. Impairment charges during the nine months ended April 3, 2015 primarily consisted of other long-lived assets and equipment impairment.
The following table provides those cash charges recorded as liabilities within the Company's condensed consolidated balance sheets (in millions):

	July 3, 2015	Accruals	Payments	April 1, 2016
Employee termination benefits	$10	$166	$(64)	$112
13. Recent Accounting Pronouncements
Recently Adopted
In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), which requires that deferred tax liabilities and assets for each tax-paying jurisdiction within each tax-paying component to be classified as noncurrent in a classified statement of financial position. The Company early adopted ASU 2015-17 during the second quarter of fiscal 2016 on a prospective basis, which resulted in the reclassification of approximately $165 million of net deferred tax assets as of January 1, 2016 from current assets to noncurrent assets. Since the Company adopted this standard on a prospective basis, no adjustments were made to prior-period balance sheets.

Recently Issued
In March 2016, the FASB issued ASU No. 2016-09, “Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The new standard simplifies several aspects of the accounting for share-based payment transactions and states that, among other things, all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement and an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The new standard is effective for fiscal years beginning after December 15, 2016, and interim periods within these periods, which for the Company is the first quarter of fiscal 2018. The Company is currently evaluating the impact ASU 2016-09 will have on its consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The new standard, among other things, requires lessees to recognize a right-of-use asset and a lease liability for leases. The new standard is effective for fiscal years beginning after December 15, 2018, which for the Company is the first quarter of fiscal 2020. The Company is currently evaluating the impact ASU 2016-02 will have on its consolidated financial statements and related disclosures.
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The new standard requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, simplifies the impairment assessment of equity investments without readily determinable fair values, eliminates the requirement to disclose the methods and significant assumptions used to estimate fair value, requires use of the exit price notion when measuring fair value, requires separate presentation in certain financial statements and requires an evaluation of the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. The new standard is effective for fiscal years beginning after December 15, 2017, which for the Company is the first quarter of fiscal 2019. The Company is currently evaluating the impact ASU 2016-01 will have on its consolidated financial statements and related disclosures.
In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”), which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Acquirers must recognize measurement-period adjustments during the period of resolution, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The new standard is effective for fiscal years beginning after December 15, 2015, which for the Company is the first quarter of fiscal 2017. Earlier adoption is permitted for any interim and annual financial statements that have not yet been issued. The Company is currently evaluating the impact ASU 2015-16 will have on its consolidated financial statements and related disclosures.
In August 2015, the FASB issued ASU 2015-15, “Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting” (“ASU 2015-15”). The new standard states that SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company is currently evaluating the impact ASU 2015-15 will have on its consolidated financial statements and related disclosures.
In April 2015, the FASB issued ASU 2015-03, “Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). The new standard requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015, which for the Company is the first quarter of fiscal 2017. The Company is currently evaluating the impact ASU 2015-03 will have on its consolidated financial statements and related disclosures.
In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). The new standard eliminates the presumption that a general partner should consolidate a limited partnership, requires that a reporting entity determine whether it has a variable interest in the entity being evaluated for consolidation, eliminates the requirement to consolidate variable interest entities (“VIEs”) caused by certain fees paid to decision makers and eliminates the indefinite deferral of FASB Statement No. 167 included in ASU 2010-10. The new standard is effective for fiscal years beginning after December 15, 2015, which for the Company is the first quarter of fiscal 2017. Early adoption is permitted. The Company is currently evaluating the impact ASU 2015-02 will have on its consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which amends the guidance in former Accounting Standards Codification Topic 605, “Revenue Recognition,” to provide a single, comprehensive revenue recognition model for all contracts with customers. The new standard requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which an entity expects to be entitled in exchange for those goods or services. The new standard also requires entities to enhance disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of this ASU by one year. The new standard allows for either a full retrospective or a modified retrospective transition method and is effective for fiscal years and interim periods within those years beginning after December 15, 2017, which for the Company is the first quarter of fiscal 2019, and early adoption is permitted beginning after December 15, 2016. The Company has not yet selected a transition method and is currently evaluating the impact ASU 2014-09 will have on its consolidated financial statements and related disclosures.
14. Subsequent Event
In connection with the Merger with SanDisk, the Company expects to enter into new debt facilities totaling approximately $18.1 billion, of which the Company has incurred aggregate borrowings of approximately $10.0 billion as of the date of this Quarterly Report on Form 10-Q. In addition to the notes and new credit agreement described below, the Company expects to enter into an additional bridge facility in the amount of $3.0 billion on the closing date of the Merger.
Notes
On April 13, 2016, the Company completed an offering of its $1.875 billion aggregate principal amount of 7.375% senior secured notes due 2023 (the “Secured Notes”) and $3.35 billion aggregate principal amount of 10.500% senior unsecured notes due 2024 (the “Unsecured Notes” and, together with the Secured Notes, the “Notes”). The Notes were issued pursuant to indentures (the “Indentures”) among (i) the Company, (ii) HGST, Inc., WD Media, LLC, Western Digital (Fremont), LLC and Western Digital Technologies, Inc. (the “WD Guarantors”) and (iii) U.S. Bank National Association, as trustee (and as collateral agent with respect to the Secured Notes). Immediately following the consummation of the Merger, SanDisk Technologies, Inc., which will be an indirect subsidiary of the Company (the “SD Guarantor”), and the other parties to the Indentures will enter into supplemental indentures and the SD Guarantor will become party to the Indentures and will agree to guarantee the Company’s obligations under the Notes. The Company is not required to make principal payments on the Notes prior to their respective maturity dates, except that the Company may be required to offer to purchase the Notes upon the occurrence of a change of control (as defined in the Indentures) or with the proceeds of certain non-ordinary course asset sales.
The Company has deposited the gross proceeds from the offering of each series of Notes into separate segregated escrow accounts. The release of the escrowed funds is subject to the conditions set forth in the escrow agreements. If the consummation of the Merger does not occur on or prior to January 21, 2017, the Company must redeem the Notes at a price equal to 100% of the initial issue price of the Notes, plus accrued and unpaid interest.
Prior to the release of the Notes offering proceeds from escrow, each series of Notes and the related guarantees are secured by an exclusive first-priority lien on the funds held in the respective escrow account from the issuance of such series of Notes. Following the release of the Notes offering proceeds from escrow, the Secured Notes and related guarantees will be secured on an equal and ratable basis by liens on the same assets that secure indebtedness under the New Credit Agreement as described below and, as a result, will be effectively senior to the Unsecured Notes to the extent of the value of the assets that secure the Secured Notes and will be effectively pari passu with obligations under the New Credit Agreement and all other existing and future obligations of WDC and the WD Guarantors secured by first-priority liens on the assets securing the Secured Notes (subject to permitted liens and certain limitations).

New Credit Agreement
On April 29, 2016, the Company entered into a new credit agreement (the “New Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (the “Administrative Agent”), and the lenders party thereto, which provides for secured loan facilities consisting of a $4.125 billion term loan facility (the “Term Loan A Facility”), a $3.75 billion term loan facility (the “U.S. Term Loan B Facility”), an €885 million term loan facility (the “Euro Term Loan B Facility” and, together with the U.S. Term Loan B Facility, the “Term Loan B Facilities”), and a $1.0 billion revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility includes a $200 million sublimit for letters of credit. The Term Loan B Facilities closed into escrow on April 29, 2016. Borrowings under the U.S. Term Loan B Facility bear interest at a rate per annum, at the Company's option, of either an adjusted LIBOR rate (subject to a 0.75% floor) plus an applicable margin of 5.50% or at a base rate plus an applicable margin of 4.50%. The borrowings under the Euro Term Loan B Facility bear interest at a rate per annum equal to an adjusted EURIBOR rate (subject to a 0.75% floor) plus an applicable margin of 5.25%. As of April 29, 2016, the variable interest rates on the Term Loan B Facility and the Euro Term Loan B Facility were 6.25% and 6.00%, respectively.
The Term Loan A Facility will close and the related proceeds will be received by the Company on the closing date of the Merger. The Revolving Credit Facility will be available starting on the closing date of the Merger. The Term Loan A Facility and the Revolving Credit Facility have terms of five years. The Term Loan B Facilities have terms of seven years. The obligations under the New Credit Agreement are guaranteed by the WD Guarantors. Immediately following the consummation of the Merger, the SD Guarantor will execute a guaranty supplement and will agree to guarantee the Company’s obligations under the New Credit Agreement. The term loans and the revolving credit loans may be prepaid in whole or in part at any time without premium or penalty, subject to certain conditions, except that the Term Loan B Facilities require the Company to pay a 1.00% prepayment fee if the loans thereunder are repaid in connection with certain “repricing” transactions on or before the one year anniversary of the effective date.
As of the date of this Quarterly Report on Form 10-Q, the outstanding balances under the New Credit Agreement were $3.75 billion for the U.S. Term Loan B Facility and €885 million for the Euro Term Loan B Facility. Beginning in September 2016, the Company is required to make quarterly principal payments on the Term Loan B Facilities equal to 0.25% of the original principal amount thereof, with the remaining balance due in 2023.
The Company has deposited the net proceeds of the borrowings under the Term Loan B Facilities into separate segregated escrow accounts. The release of the escrowed funds is subject to the conditions set forth in the escrow agreement for the Term Loan B Facilities. Prior to the release of the Term Loan B Facilities proceeds from escrow, the Administrative Agent will have a perfected first-priority lien on the funds held in the respective escrow accounts on behalf of the lenders under the Term Loan B Facilities. If the consummation of the Merger does not occur on or prior to January 21, 2017, the Company must prepay in full the amount of the Term Loan B Facilities funded into escrow, plus accrued and unpaid interest.
At the closing of the Merger, (i) the net proceeds of the borrowings under the Term Loan B Facilities will be released from escrow and (ii) the Company will borrow the full amount of the term loans under the Term Loan A Facility and will have the ability to borrow under the Revolving Credit Facility.
Upon the release of the net proceeds of the borrowings under the Term Loan B Facilities from escrow, the obligations under the New Credit Agreement will be secured on a first-priority basis (subject to permitted liens) by a lien on substantially all the assets and properties of the Company and the WD Guarantors, including all of the capital stock held by such entities (subject to a 65% limitation on pledges of capital stock of foreign subsidiaries and domestic holding companies of foreign subsidiaries), subject to certain exceptions.
Upon the release of the net proceeds of the borrowings under the Term Loan B Facilities from escrow, the New Credit Agreement will require the Company to comply with a leverage ratio and an interest coverage ratio calculated on a consolidated basis for the Company and its subsidiaries. In addition, the New Credit Agreement contains customary covenants that will apply following the release of the net proceeds of the borrowings under the Term Loan B Facilities from escrow, including covenants that limit or restrict the Company’s and its subsidiaries’ ability to incur liens, incur indebtedness, make certain restricted payments, make acquisitions and investments, loans and guarantees, enter into transactions with affiliates, make certain modifications of organizational documents and certain debt agreements and merge or consolidate, and customary events of default.
Subject to certain exceptions and thresholds, following the release of the net proceeds of the borrowings under the Term Loan B Facilities from escrow, the Term Loan A Facility and the Term Loan B Facilities require mandatory prepayments in connection with (i) excess cash flow (with respect to the Term Loan B Facilities only), (ii) non-ordinary course asset sales and other dispositions and (iii) the issuance of certain debt obligations, among other things. In addition, if more than $100 million in aggregate principal amount of SanDisk’s convertible notes due 2017 and 2020 remains outstanding on the date that is 90 days after the closing date of the Merger, the New Credit Agreement requires the Company to make a mandatory prepayment of the term loans under the Term Loan B Facilities in an amount equal to the outstanding amount of such convertible notes.

Termination of Existing Credit Agreement
On the closing date of the Merger, pursuant to the terms of the New Credit Agreement, Western Digital Technologies, Inc., Western Digital Ireland, Ltd. and Western Digital International Ltd. (collectively, the “Existing Borrowers”) will repay all outstanding loans, together with accrued interest, and will terminate all commitments under the credit agreement dated as of January 9, 2014, as amended, among the Company, the Existing Borrowers, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
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
Forward-Looking Statements
This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning:

•	expectations concerning the planned merger (the “Merger”) with SanDisk Corporation (“SanDisk”);

•	expectations regarding the integration of our HGST and WD subsidiaries following the decision by the Ministry of Commerce of the People’s Republic of China (“MOFCOM”) in October 2015;

•	expectations regarding the growth of digital data and demand for digital storage;

•	our plans to develop and invest in new products and expand into new storage markets and into emerging economic markets;

•	expectations regarding the personal computer (“PC”) market and the emergence of new storage markets for our products;

•	expectations regarding the amount and timing of charges and cash expenditures associated with our restructuring activities;

•	our quarterly cash dividend policy;

•	expectations regarding the outcome of legal proceedings in which we are involved;

•	expectations regarding the repatriation of funds from our foreign operations;

•	our beliefs regarding tax benefits and the timing of future payments, if any, relating to the unrecognized tax benefits, and the adequacy of our tax provisions;

•	our beliefs regarding the sufficiency of our available liquidity to meet our working capital, debt, dividend and capital expenditure needs; and

•	expectations regarding our debt financing plans.
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

Our Company
We are a leading developer, manufacturer and provider of data storage solutions that enable consumers, businesses, governments and other organizations to create, manage, experience and preserve digital content. Our product portfolio includes hard disk drives (“HDDs”), solid state drives (“SSDs”), direct attached storage solutions, personal cloud network attached storage solutions and public and private cloud data center storage solutions. HDDs are our principal products and are today’s primary storage medium for the vast majority of digital content, with the use of solid-state storage products growing rapidly. Our products are marketed under the HGST and WD brand names.
Our fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every six years, we report a 53-week fiscal year to align our fiscal year with the foregoing policy. Our fiscal third quarters ended April 1, 2016 and April 3, 2015 both consisted of 13 weeks. The nine months ended April 1, 2016 and April 3, 2015 consisted of 39 and 40 weeks, respectively. Fiscal 2016 will be comprised of 52 weeks and will end on July 1, 2016. Fiscal year 2015 was comprised of 53 weeks and ended on July 3, 2015.
Recent Developments
Restructuring Plan (the “Restructuring Plan”)
In connection with the regulatory approval process for the HGST acquisition, which closed on March 8, 2012, we agreed to certain conditions required by MOFCOM, including adopting measures to maintain HGST as an independent competitor until MOFCOM agreed otherwise. Accordingly, since March 2012, we have operated our global business through two independent subsidiaries — HGST and WD. In March 2014, we submitted an application to MOFCOM to lift the condition it imposed on us to operate these businesses separately. On October 19, 2015, MOFCOM issued a decision in response to our application that permits us to integrate our HGST and WD subsidiaries, except that we committed to maintain two sales teams that will separately offer products under the WD or HGST brands for two years from the date of the decision.
We have initiated a set of actions relating to the Restructuring Plan associated with the integration of substantial portions of our HGST and WD subsidiaries. The Restructuring Plan consists of asset and footprint reduction, product roadmap consolidation and organization rationalization.
We expect the Restructuring Plan to be substantially completed by the end of calendar year 2017 and it is expected to result in total pre-tax charges of approximately $400 million. These charges are expected to consist of approximately $185 million in employee termination benefits, $125 million in asset charges and $90 million in other related costs. Approximately $275 million of these charges are expected to be cash expenditures. For further information, refer to Part I, Item 1, Note 12 of the Notes to Condensed Consolidated Financial Statements and Part II, Item 5, Other Information included in this Quarterly Report on Form 10-Q.
Planned SanDisk Merger
On October 21, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SanDisk, a global leader in NAND flash storage solutions, pursuant to which a subsidiary of our company will merge with and into SanDisk, with SanDisk surviving and becoming our wholly-owned indirect subsidiary. The Merger is primarily intended to deepen our expertise in non-volatile memory and enable us to vertically integrate into NAND, securing long-term access to solid state technology at a lower cost.
Pursuant to the Merger Agreement, we will pay $67.50 per share in cash and issue 0.2387 shares of our common stock per share of SanDisk’s common stock. The Merger will be financed by a mix of cash, new debt financing and issuance of our common stock.
Consummation of the Merger is subject to customary closing conditions, including without limitation: (i) the required approval by SanDisk shareholders and our shareholders, which was obtained on March 15, 2016; (ii) the expiration or early termination of the waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which expired on January 15, 2016, and the receipt of foreign regulatory approvals. In certain circumstances, a termination fee of up to $1.06 billion may be payable by us or a termination fee of up to $553.3 million may be payable by SanDisk, upon termination of the transaction as more fully described in the Merger Agreement.
New Debt Facilities
As further described below, in connection with the Merger with SanDisk, we expect to enter into new debt facilities totaling approximately $18.1 billion, of which we have incurred aggregate borrowings of approximately $10.0 billion as of the date of this Quarterly Report on Form 10-Q. In addition to the notes and new credit agreement described below, we expect to enter into an additional bridge facility in the amount of $3.0 billion on the closing date of the Merger. The proceeds from the new debt facilities will be used to pay a portion of the purchase price of the Merger, refinance existing debt of both us and SanDisk and pay transaction related fees and expenses.

On April 13, 2016, we completed an offering of our $1.875 billion aggregate principal amount of 7.375% senior secured notes due 2023 and $3.35 billion aggregate principal amount of 10.500% senior unsecured notes due 2024.
On April 29, 2016, we entered into a new credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto, which provides for secured loan facilities consisting of a $4.125 billion term loan facility, a $3.75 billion term loan facility, an €885 million term loan facility, and a $1.0 billion revolving credit facility.
For further information related to the debt entered into in connection with the Merger, refer to Part I, Item 1, Note 14 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Closure of Foreign Manufacturing Facility
In January 2016, we announced we would be closing our head component front end wafer manufacturing facility in Odawara, Japan, in order to reduce manufacturing costs. In the three and nine months ended April 1, 2016, we recognized $48 million of expenses related to the closure of the facility, which consisted of approximately $24 million in land impairment charges, $23 million in employee termination benefits and $1 million in contract termination and other costs. In addition, in the nine months ended April 1, 2016, we recognized $55 million of accelerated depreciation charges on assets held at the Odawara facility, of which $40 million was recognized in cost of revenue and $15 million was recognized in research and development within the condensed consolidated statements of income. We expect to record approximately $100 million in remaining charges during the fourth quarter of fiscal 2016.
Termination of Investment by Unisplendour Corporation Limited (“Unis”)
On September 29, 2015, we entered into an agreement (the “Stock Purchase Agreement”) with Unis and Unis Union Information System Ltd., a subsidiary of Unis (the “Investor”), pursuant to which, subject to the conditions in the agreement, we agreed to issue and sell to the Investor 40,814,802 shares of our common stock (the “Shares”) for $92.50 per share, for an aggregate purchase price of approximately $3.775 billion (the “Transaction”).
The closing of the Transaction was subject to certain closing conditions, including clearance by the U.S. Committee on Foreign Investment in the United States (“CFIUS”).
On February 22, 2016, CFIUS informed us that it planned to undertake an investigation of the Transaction, triggering a 15-day period during which either we or the Investor could terminate the Stock Purchase Agreement. On February 23, 2016, the Investor terminated the Stock Purchase Agreement pursuant to its terms. We did not incur any early termination penalties in connection with the termination of the Stock Purchase Agreement. For more information, refer to Part I, Item 1, Note 9 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Joint Venture
In November 2015, we entered into an agreement to form a joint venture with Unis to market and sell our current data center storage systems in China and to develop data storage systems for the Chinese market in the future. The joint venture will be 51% owned by Unis and its subsidiary, Unissoft (Wuxi) Group Co. Ltd., and 49% by us. The termination of the investment by Unis described above is not expected to impact our agreement to form the joint venture, which is expected to become operational by the fourth quarter of fiscal 2016, pending regulatory approvals.
Third Quarter Overview
For the quarter ended April 1, 2016, we believe that overall HDD industry shipments totaled approximately 100 million units, down 20% from the prior-year period and down 13% from the quarter ended January 1, 2016. These decreases are the result of a softer demand environment.
The following table sets forth, for the periods presented, selected summary information from our condensed consolidated statements of income by dollars (in millions) and percentage of net revenue:

	Three Months Ended				Nine Months Ended
	April 1, 2016		April 3, 2015		April 1, 2016		April 3, 2015
Net revenue	$2,822	100.0%	$3,550	100.0%	$9,499	100.0%	$11,381	100.0%
Gross profit	753	26.7	1,032	29.1	2,614	27.5	3,291	28.9
Total operating expenses	665	23.6	611	17.2	1,953	20.6	1,935	17.0
Operating income	88	3.1	421	11.9	661	7.0	1,356	11.9
Net income	74	2.6	384	10.8	608	6.4	1,245	10.9

The following is a summary of our financial performance for the third quarter of fiscal 2016:

•	Consolidated net revenue totaled $2.8 billion.

•	Net revenue derived from enterprise SSDs was $200 million as compared to $224 million in the prior-year period.

•	HDD shipments decreased 21% from the prior-year period to 43.1 million units.

•	Gross margin decreased to 26.7% as compared to 29.1% in the prior-year period.

•	Operating income decreased to $88 million as compared to $421 million in the prior-year period.

•	We generated $485 million in cash flow from operations and ended the quarter with $5.9 billion in cash and cash equivalents.
Results of Operations
Net Revenue

	Three Months Ended			Nine Months Ended
(in millions, except percentages and average selling price)	April 1, 2016	April 3, 2015	Percentage Change	April 1, 2016	April 3, 2015	Percentage Change
Net revenue	$2,822	$3,550	(21)%	$9,499	$11,381	(17)%
Average selling price (per unit)*	$60	$61	(2)%	$60	$60	—%
Revenues by Geography (%)
Americas	30%	29%		30%	27%
Europe, Middle East and Africa	23	21		22	22
Asia	47	50		48	51
Revenues by Channel (%)
OEM	66%	64%		66%	64%
Distributors	22	23		21	23
Retailers	12	13		13	13
Unit Shipments*
PC	24.2	32.3		79.5	108.6
Non-PC	18.9	22.2		65.0	71.7
Total units shipped	43.1	54.5	(21)%	144.5	180.3	(20)%

*	Based on sales of HDD units only.
For the quarter ended April 1, 2016, net revenue was $2.8 billion, a decrease of 21% from the prior-year period. Total hard drive shipments decreased to 43.1 million units for the quarter ended April 1, 2016 as compared to 54.5 million units in the prior-year period. For the nine months ended April 1, 2016, net revenue was $9.5 billion, a decrease of 17% from the prior-year period. Total hard drive shipments decreased to 144.5 million units for the nine months ended April 1, 2016 as compared to 180.3 million units in the prior-year period. These decreases in revenue and shipments were primarily the result of a softer demand environment. For the quarter ended April 1, 2016, the average selling prices (“ASP”) for HDDs decreased to $60 compared to the prior-year period ASP for HDDs of $61. For the nine months ended April 1, 2016, the ASP for HDDs remained flat at $60 compared to the prior-year period ASP for HDDs.
Changes in net revenue by geography and channel generally reflect normal fluctuations in market demand and competitive dynamics. For the three months ended April 1, 2016, Hewlett Packard Enterprise Company accounted for approximately 10% of our net revenue. For the nine months ended April 1, 2016, no one company accounted for 10% or more of our net revenue. For the three and nine months ended April 3, 2015, Hewlett-Packard Company accounted for approximately 10% and 11% of our net revenue, respectively.

Consistent with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. Total sales incentive and marketing programs have ranged from 7% to 14% of gross revenues per quarter since the first quarter of fiscal 2014. For the three and nine months ended April 1, 2016, these programs represented 14% and 13% of gross revenues, respectively, as compared to 10% in both the respective prior-year periods. These amounts generally vary according to several factors, including industry conditions, seasonal demand, competitor actions, channel mix and overall availability of product. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue from the current range. Adjustments to revenues due to changes in accruals for these programs related to revenues reported in prior periods have averaged 0.6% of quarterly gross revenue since the first quarter of fiscal 2014.
Gross Margin

	Three Months Ended			Nine Months Ended
(in millions, except percentages)	April 1, 2016	April 3, 2015	Percentage Change	April 1, 2016	April 3, 2015	Percentage Change
Net revenue	$2,822	$3,550	(21)%	$9,499	$11,381	(17)%
Gross profit	753	1,032	(27)%	2,614	3,291	(21)%
Gross margin	26.7%	29.1%		27.5%	28.9%
For the three months ended April 1, 2016, gross margin decreased to 26.7%, as compared to 29.1% for the prior-year period. For the nine months ended April 1, 2016, gross margin decreased to 27.5%, as compared to 28.9% for the prior-year period. These decreases in gross margin were primarily the result of a change in product mix and the related absorption impact due to lower sales volume, as well as charges related to the acceleration of depreciation on assets held at the Odawara, Japan facility as a result of the closure of the facility.
Operating Expenses

	Three Months Ended			Nine Months Ended
(in millions, except percentages)	April 1, 2016	April 3, 2015	Percentage Change	April 1, 2016	April 3, 2015	Percentage Change
R&D expense	$359	$402	(11)%	$1,133	$1,265	(10)%
SG&A expense	166	199	(17)%	565	583	(3)%
Charges related to arbitration award	—	—	—%	32	15	113%
Employee termination, asset impairment and other charges	140	10	1,300%	223	72	210%
Total operating expenses	$665	$611		$1,953	$1,935
Research and development (“R&D”) expense was $359 million for the three months ended April 1, 2016, a decrease of $43 million from the prior-year period. R&D expense was $1.1 billion for the nine months ended April 1, 2016, a decrease of $132 million from the prior-year period. These decreases were primarily the result of reductions in our R&D costs as a result of our business realignment initiatives, partially offset by charges related to the acceleration of depreciation on assets held at the Odawara, Japan facility. As a percentage of net revenue, R&D expense was 12.7% and 11.9% in the three and nine months ended April 1, 2016, as compared to 11.3% and 11.1% in the respective prior-year periods.
Selling, general and administrative (“SG&A”) expense was $166 million for the three months ended April 1, 2016, a decrease of $33 million from the prior-year period. SG&A expense was $565 million for the nine months ended April 1, 2016, a decrease of $18 million from the prior-year period. These decreases were primarily the result of reductions in our SG&A costs as a result of our business realignment initiatives, partially offset by acquisition expenses. SG&A expense as a percentage of net revenue was 5.9% in both the three and nine months ended April 1, 2016, as compared to 5.6% and 5.1% in the respective prior-year periods.
During the nine months ended April 1, 2016, we recorded $32 million of additional interest charges related to an arbitration award for claims brought against us and a now former employee of ours by Seagate Technology LLC, as compared to $15 million in the respective prior-year period. We paid the additional post-award interest to Seagate during the three months ended April 1, 2016 and no additional post-award interest amounts will be recorded on our consolidated financial statements or paid to Seagate. For additional information, refer to Part I, Item 1, Note 5 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
During the three and nine months ended April 1, 2016, we recorded employee termination, asset impairment and other charges of $140 million and $223 million, respectively, which included charges related to the closure of our manufacturing facility in Odawara, Japan, charges related to realigning our operations with anticipated market demand and charges related to o ur Restructuring Plan, as compared to $10 million and $72 million in the respective prior-year periods. For additional information, refer to Part I, Item 1, Note 12 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Other Income (Expense)
Other expense, net for the three and nine months ended April 1, 2016 was $8 million and $23 million, respectively, as compared to $9 million and $26 million in the respective prior-year periods. Interest and other income for the three and nine months ended April 1, 2016 increased $3 million and $6 million, respectively, as compared to the prior-year periods due to a higher average daily invested cash balance. Interest and other expense for the three months ended April 1, 2016 increased $2 million as compared to the prior-year period due to higher interest rates. Interest and other expense for the nine months ended April 1, 2016 increased $3 million as compared to the prior-year period due to a higher debt balance.
Income Tax Provision
We had income tax expense of $6 million and $30 million in the three and nine months ended April 1, 2016, respectively. Our income tax expense for the three and nine months ended April 3, 2015 was $28 million and $85 million, respectively. Our tax provision for the three months ended April 1, 2016 reflects a tax benefit of $10 million for deductible acquisition expenses. Our tax provision for the nine months ended April 1, 2016 reflects a tax benefit of $34 million from restructuring activities and a tax benefit of $10 million for deductible acquisition expenses. The difference between the effective tax rate and the U.S. Federal statutory rate is primarily due to tax holidays in Malaysia, the Philippines, Singapore and Thailand that expire at various dates from 2016 through 2025 and the current year generation of income tax credits. For additional information, refer to Part I, Item 1, Note 6 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
We ended the third quarter of fiscal 2016 with total cash and cash equivalents of $5.9 billion. The following table summarizes our statements of cash flows (in millions):

	Nine Months Ended
	April 1, 2016	April 3, 2015
Net cash flow provided by (used in):
Operating activities	$1,628	$1,754
Investing activities	(11)	(712)
Financing activities	(754)	(1,034)
Net increase in cash and cash equivalents	$863	$8
Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing return through the full investment of available funds. We believe our current cash, cash equivalents and cash generated from operations as well as our available credit facilities will be sufficient to meet our working capital, debt, dividend and capital expenditure needs for at least the next twelve months. Our ability to sustain our working capital position is subject to a number of risks that we discuss in Part II, Item 1A of this Quarterly Report on Form 10-Q.
As discussed above under Recent Developments, in connection with the Merger, we expect to enter into new debt facilities totaling approximately $18.1 billion, of which we have incurred aggregate borrowings of approximately $10.0 billion as of the date of this Quarterly Report on Form 10-Q. The proceeds from the new debt facilities will be used to pay a portion of the merger consideration, refinance existing debt of both us and SanDisk and pay transaction-related fees and expenses. For more information on the debt entered into in connection with the Merger, refer to Part I, Item 1, Note 14 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
The cash on hand and indebtedness used to finance the Merger could cause us to place more reliance on cash generated from operations to pay principal and interest on our debt, thereby reducing the availability of our cash flow for working capital, dividend and capital expenditure needs or to pursue other potential strategic plans.
A total of $5.5 billion and $4.3 billion of our cash and cash equivalents was held outside of the United States as of April 1, 2016 and July 3, 2015, respectively. Substantially all of the amounts held outside of the United States are intended to be indefinitely reinvested in foreign operations. Our current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations or dividends to our shareholders pursuant to our quarterly cash dividend policy. In the event funds from foreign operations are needed in the United States, any repatriation could result in the accrual and payment of additional U.S. income tax.

Operating Activities
Net cash provided by operating activities was $1.6 billion and $1.8 billion during the nine months ended April 1, 2016 and April 3, 2015, respectively. Cash flow from operating activities consists of net income, adjusted for non-cash charges, plus or minus working capital changes. This represents our principal source of cash. Net cash provided by working capital changes was $133 million for the nine months ended April 1, 2016, as compared to $470 million used for working capital changes in the prior-year period. The increase in net cash provided by working capital changes compared to the prior-year period was primarily attributable to the payment of the Seagate arbitration award in the nine months ended April 3, 2015.
Our working capital requirements primarily depend on the effective management of our cash conversion cycle, which measures how quickly we can convert our products into cash through sales. The cash conversion cycles were as follows:

	Nine Months Ended
	April 1, 2016	April 3, 2015
Days sales outstanding	36	42
Days in inventory	49	46
Days payables outstanding	(63)	(70)
Cash conversion cycle	22	18
For the nine months ended April 1, 2016, our days sales outstanding (“DSOs”) decreased by 6 days, days in inventory (“DIOs”) increased by 3 days and days payable outstanding (“DPOs”) decreased by 7 days compared to the prior year period. Changes in DSOs are generally due to the linearity of shipments. Changes in DIOs are generally related to the timing of inventory builds. Changes in DPOs are generally related to production volume and the timing of purchases during the period. From time to time, we modify the timing of payments to our vendors. We make modifications primarily to manage our vendor relationships and to manage our cash flows, including our cash balances. Generally, we make the payment term modifications through negotiations with our vendors or by granting to, or receiving from, our vendors’ payment term accommodations.
Investing Activities
Net cash used in investing activities for the nine months ended April 1, 2016 was $11 million as compared to $712 million used in investing activities in the prior-year period. Net cash used in investing activities for the nine months ended April 1, 2016 consisted of $462 million related to the purchase of investments, $433 million of capital expenditures and a net $23 million of other investing activities, mostly offset by $907 million of proceeds from sales and maturities of investments. Net cash used in investing activities for the nine months ended April 3, 2015 primarily consisted of $687 million related to the purchase of investments, $456 million of capital expenditures and $247 million related to acquisitions, partially offset by $665 million of proceeds from sales and maturities of investments.
Financing Activities
Net cash used in financing activities for the nine months ended April 1, 2016 was $754 million as compared to $1.0 billion used in financing activities in the prior-year period. Net cash used in financing activities for the nine months ended April 1, 2016 consisted of $255 million used to repay the revolving credit facility, $109 million used to make principal payments on the term loan facility, $347 million used to pay dividends on our common stock, $60 million used to repurchase shares of our common stock, partially offset by a net $17 million provided by the issuance of stock under employee stock plans. Net cash used in financing activities for the nine months ended April 3, 2015 consisted of $772 million used to repurchase shares of our common stock, $280 million used to pay dividends on our common stock and $94 million used to make principal payments on the term loan facility, partially offset by a net $112 million provided by the issuance of stock under employee stock plans.
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

Contractual Obligations and Commitments
Debt — In January 2016, we repaid the outstanding balance of $255 million under the revolving credit facility. As of April 1, 2016, we had $2.2 billion outstanding on our term loan facility. We are required to make quarterly principal payments on the term loan facility totaling $47 million for the remainder of fiscal 2016, $219 million in fiscal 2017, $250 million in fiscal 2018 and the remaining balance of $1.7 billion in fiscal 2019. As of April 1, 2016, under our credit agreement, we were in compliance with all covenants. In connection with the Merger, we expect to enter into new debt facilities totaling approximately $18.1 billion, of which we have incurred aggregate borrowings of approximately $10.0 billion as of the date of this Quarter Report on Form 10-Q. For additional information on our outstanding debt, refer to Part I, Item 1, Notes 4 and 14 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. See also Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of the risks associated with our indebtedness.
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
Unrecognized Tax Benefits — As of April 1, 2016, the amount of unrecognized tax benefits was $359 million, of which $251 million could result in potential cash payments. We are not able to provide a reasonable estimate of the timing of future tax payments related to these obligations. See Part I, Item 1, Note 6 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding our total tax liability for unrecognized tax benefits.
Stock Repurchase Program — Our Board of Directors previously authorized a stock repurchase program. Effective October 21, 2015, in connection with the SanDisk Merger, we suspended this stock repurchase program. For additional information, refer to Part II, Item 2, Issuer Purchases of Equity Securities in this Quarterly Report on Form 10-Q.

Cash Dividend Policy — Since the first quarter of fiscal 2014, we have issued a quarterly cash dividend. On May 3, 2016, we declared a cash dividend of $0.50 per share as of July 1, 2016, which will be paid on July 15, 2016. We may modify, suspend or cancel our cash dividend policy in any manner and at any time. For additional information, refer to Part I, Item 1, Note 9 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
We have prepared the unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires the use of judgments and estimates that affect the reported amounts of revenues, expenses, assets, liabilities and shareholders’ equity. We have adopted accounting policies and practices that are generally accepted in the industry in which we operate. If these estimates differ significantly from actual results, the impact to the condensed consolidated financial statements may be material. For example, we test goodwill for impairment annually as of the first day of our fourth fiscal quarter and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. Subsequent to April 1, 2016, the recent volatility in our stock price has caused our market capitalization to be below our shareholders’ equity, and it is possible that our goodwill could become impaired in the near term which could result in a material charge and adversely affect our results of operations.
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

As of April 1, 2016, we had outstanding the following purchased foreign exchange contracts (in millions, except weighted average contract rate):

	Contract Amount	Weighted Average Contract Rate*	Unrealized Gains (Losses)
Foreign exchange contracts:
Cash flow hedges:
Japanese Yen	$121	119.35	$7
Malaysian Ringgit	$115	4.21	$9
Philippine Peso	$44	47.26	$1
Singapore Dollar	$34	1.42	$1
Thai Baht	$485	35.90	$9
Fair value hedges:
British Pound Sterling	$(6)	0.69	$—
Euro	$(20)	0.88	$—
Japanese Yen	$171	112.45	$—
Philippine Peso	$32	45.96	$—
Singapore Dollar	$10	1.40	$—
Thai Baht	$84	35.25	$—

*	Expressed in units of foreign currency per U.S. dollar.
During the three and nine months ended April 1, 2016, total net realized transaction and foreign exchange contract currency gains and losses were not material to the condensed consolidated financial statements.
Disclosure About Other Market Risks
Variable Interest Rate Risk
Borrowings under our credit agreement bear interest at a rate equal to, at our option, either (a) a customary London interbank offered rate (a “Eurodollar Rate”) or (b) a customary base rate (a “Base Rate”), in each case plus an applicable margin. The applicable margins range from 1.25% to 2.00% with respect to Eurodollar Rate borrowings and 0.25% to 1.00% with respect to Base Rate borrowings. We are also required to pay a commitment fee for the unused portion of the revolving credit facility, which ranges from 0.175% to 0.300% per annum. The applicable margins for borrowings and the commitment fee ranges are determined based upon a leverage ratio of us and our subsidiaries calculated on a consolidated basis. As of April 1, 2016, a one percent increase in the variable rate of interest on the term loan facility would increase interest expense by approximately $22 million annually. A portion of the new debt facilities entered into in connection with the Merger will pay interest at a floating rate. As a result, our exposure to the risk of interest rate fluctuations has increased since April 1, 2016. For additional information, refer to Part I, Item 1, Notes 4 and 14 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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
There has been no change in our internal control over financial reporting during the third fiscal quarter ended April 1, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The risks and uncertainties discussed below update and supersede the risks and uncertainties previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 3, 2015 and Part II, Item 1A of our subsequent Quarterly Reports on Form 10-Q. Other than the changes to the risk factors below under the section titled “Risks Related to the Planned SanDisk Merger and Integration of Our HGST Acquisition” and the risk factors related to our indebtedness, we do not believe any of the changes constitute material changes to the risk factors previously disclosed in such prior Annual Report on Form 10-K, as updated by the risk factors previously disclosed in such prior Quarterly Reports on Form 10-Q.
Risks Related to the Planned SanDisk Merger and Integration of Our HGST Acquisition
The SanDisk Merger is subject to a number of conditions, some of which are outside of the parties’ control, and if these conditions are not satisfied or waived, the Merger will not be completed.
The Merger Agreement contains a number of conditions that must be fulfilled to complete the Merger. Those conditions include, among other customary conditions, approval by SanDisk shareholders of the Merger and by our shareholders of the issuance of shares of our common stock in connection with the Merger, no material action being taken by any governmental entity enjoining or otherwise prohibiting consummation of the Merger, no law being enacted or promulgated by any governmental entity making the consummation of the Merger illegal, receipt of required regulatory approvals, accuracy of representations and warranties of the parties to the applicable standards provided by the Merger Agreement, no event occurring that had or would reasonably be expected to have a material adverse effect on SanDisk or our company and compliance by the parties with their covenants in the Merger Agreement to the applicable standards provided by the Merger Agreement. To date, our registration statement on Form S-4 relating to the Merger became effective, the required approval by SanDisk shareholders and approval by our shareholders of the issuance of shares of our common stock in connection with the Merger were obtained, approval by NASDAQ for listing of the shares of our common stock issued in connection with the Merger has been obtained, the waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Act (the “HSR Act”) has expired and we received regulatory clearance under the antitrust laws of the European Union, Japan, South Africa, South Korea, Taiwan and Turkey.
The required satisfaction of the remaining conditions could delay the completion of the Merger for a significant period of time or prevent it from occurring. Any delay in completing the Merger could cause the combined company not to realize some or all of the benefits that the parties expect the combined company to achieve. Further, there can be no assurance that the remaining conditions to the closing of the Merger will be satisfied or waived or that the Merger will be completed.
In addition, SanDisk or we may elect to terminate the Merger Agreement in certain circumstances. In the event of such termination, we could be required to pay a termination fee to SanDisk of approximately: (A) $1.06 billion if the acquisition is not consummated by October 21, 2016 or, if extended pursuant to the terms of the Merger Agreement, January 21, 2017, or is enjoined or otherwise prohibited, in each case due to the failure to obtain certain required U.S. or foreign antitrust clearances; and (B) $553.3 million if the Merger Agreement is terminated under certain other specified circumstances described in the Merger Agreement. Furthermore, the parties can mutually decide to terminate the Merger Agreement at any time prior to the closing, before or after shareholder approval, as applicable.
SanDisk and we must obtain required governmental and regulatory consents to complete the Merger, which, if delayed, not granted or granted with conditions, may jeopardize or delay the Merger, result in additional expenditures of money and resources and/or reduce the anticipated benefits of the Merger.
The Merger is subject to customary closing conditions. These closing conditions include, among others, the expiration or termination of all waiting periods under applicable antitrust laws, including the applicable waiting periods under the HSR Act, which expired on January 15, 2016, and foreign antitrust laws.
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
In addition to the required regulatory clearances and approvals, the Merger is subject to certain other conditions that are beyond our control and that may prevent, delay or otherwise materially adversely affect completion of the Merger. We cannot predict whether and when these other conditions will be satisfied. Further, the requirements for obtaining the required regulatory clearances and approvals could delay the completion of the Merger for a significant period of time or prevent it from occurring. Any delay in completing the Merger may significantly reduce the synergies projected to result from the Merger and other benefits that we expect to achieve if we and SanDisk successfully complete the Merger within the expected timeframe and integrate the respective businesses.
Uncertainty about the Merger may adversely affect our business and stock price, whether or not the Merger is completed.
We are subject to risks in connection with the announcement and pendency of the Merger, including legal proceedings against our company, our directors and others relating to the Merger and the risks from possibly foregoing opportunities we might otherwise pursue absent the Merger. Furthermore, uncertainties about the Merger may cause our current and prospective employees to experience uncertainty about their future with the company. These uncertainties may impair our ability to retain, recruit or motivate key management, sales, marketing, engineering, technical and other personnel.
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
SanDisk and our company and members of our respective board of directors may in the future be parties, among others, to various claims and litigation related to the Merger, including putative shareholder class actions. Among other remedies, the plaintiffs in such matters may seek to enjoin the Merger. The results of complex legal proceedings are difficult to predict, and could delay or prevent the Merger from becoming effective in a timely manner. Moreover, any future litigation could be time consuming and expensive, could divert SanDisk’s and our management’s attention away from their regular business, and, if any one of these lawsuits is adversely resolved against either SanDisk or our company, could have a material adverse effect on its or our financial condition.
One of the conditions to the closing of the Merger is that no governmental entity (including a court) having jurisdiction over SanDisk or our company shall have issued an order, decree or ruling or taken any other material action enjoining or otherwise prohibiting the consummation of the Merger substantially on the terms contemplated by the Merger Agreement that remains in effect, and that no law shall have been enacted or promulgated by any governmental entity that makes the consummation of the Merger illegal and remains in effect. Consequently, if any lawsuits are not settled or otherwise resolved and an order or other relief is granted enjoining or prohibiting, delaying or otherwise adversely affecting SanDisk’s and/or our ability to complete the Merger on the terms contemplated by the Merger Agreement, then such injunctive or other relief may prevent the Merger from becoming effective in a timely manner or at all.
We may fail to realize the benefits expected from the Merger, which could adversely affect our stock price.
The anticipated benefits we expect from the Merger are, necessarily, based on projections and assumptions about our combined business with SanDisk, which may not materialize as expected or which may prove to be inaccurate. The value of our common stock following the completion of the Merger could be adversely affected if we are unable to realize the anticipated benefits from the Merger on a timely basis or at all, including realizing the anticipated synergies from the Merger in the anticipated amounts or within the anticipated timeframes or cost expectations or at all. Achieving the benefits of the Merger will depend, in part, on our ability to integrate the business and operations of SanDisk successfully and efficiently with our business. The challenges involved in this integration, which will be complex and time-consuming, include the following:

•	difficulties entering new markets or manufacturing in new geographies where we have no or limited direct prior experience;

•	successfully managing relationships with our strategic partners, combined supplier and customer base;

•	coordinating and integrating independent research and development and engineering teams across technologies and product platforms to enhance product development while reducing costs;

•	coordinating sales and marketing efforts to effectively position the combined company’s capabilities and the direction of product development;

•	limitations or restrictions required by regulatory authorities on the ability of SanDisk’s and our management to conduct planning regarding the integration of the two companies;

•	difficulties in integrating the systems and process of two companies with complex operations including multiple manufacturing sites;

•	the increased scale and complexity of our operations resulting from the Merger;

•	retaining key employees;

•	obligations that we will have to counterparties of SanDisk that arise as a result of the change in control of SanDisk; and

•	the diversion of management attention from other important business objectives.
If we do not successfully manage these issues and the other challenges inherent in integrating an acquired business of the size and complexity of SanDisk, then we may not achieve the anticipated benefits of the Merger and our revenue, expenses, operating results and financial condition could be materially adversely affected.
In addition, SanDisk is dependent on its business ventures (“Flash Ventures”) with Toshiba Corporation (“Toshiba”) and other strategic relationships with Toshiba, and therefore the combined company’s business, financial condition and operating results, and our ability to realize the anticipated benefits from the Merger, will be dependent on the success of Flash Ventures and other strategic relationships with Toshiba. Substantially all of SanDisk’s NAND flash memory is supplied by Flash Ventures, which limits SanDisk’s ability to respond to demand changes, and Flash Ventures is expected to manufacture and supply 3D NAND to SanDisk. In addition, SanDisk partners with Toshiba on the development of NAND flash technology and it has entered into strategic partnerships with Toshiba relating to research and development for the next technology transitions of NAND flash and alternative technologies beyond NAND flash technologies. These ventures and strategic partnerships are subject to various risks that could harm the value of the combined company’s investments, its revenue and costs, its future rate of spending, its technology plans and its future growth opportunities. Under the terms of SanDisk’s venture agreements with Toshiba, which govern the operations of Flash Ventures, SanDisk has limited power to unilaterally direct the activities that most significantly impact Flash Ventures’ performance. Although SanDisk and Toshiba have a long history of aligning on important manufacturing and technology development decisions, the integration of SanDisk into Western Digital’s organization could complicate the process of reaching agreement with Toshiba in a timely and favorable manner. In addition, Toshiba’s financial position or shift in strategic priorities could adversely impact SanDisk and the combined company’s business. Flash Ventures require significant investments by both Toshiba and SanDisk for technology transitions, including the transition to 3D NAND, and capacity expansions, and if Toshiba or SanDisk does not provide sufficient resources or have adequate access to credit, these investments could be delayed or reduced. In addition, in the event that lease financings for Flash Ventures are not available on favorable terms or at all, more cash would be required to fund these investments. A change in the management or control of Toshiba’s semiconductor business could lead to delays in decision-making or changes in strategic direction that could adversely impact Flash Ventures.
Our shareholders will have a reduced ownership and voting interest after completion of the Merger and will exercise less influence over management.
Our shareholders currently have the right to vote on the election of our board of directors and on other matters affecting our company. Immediately following the Merger, our shareholders will own approximately 82.80% of our common stock, and SanDisk’s shareholders will own approximately 17.20% of our common stock, based on the number of shares of SanDisk and our common stock outstanding as of April 3, 2016, and provided that there is no reallocation of the Merger consideration between cash and shares of our common stock and excluding potential issuance of shares to be issued under SanDisk’s outstanding convertible notes. As a result, our current shareholders will have less influence on the management and policies of the combined company than they now have on our management and our policies.
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
The semiconductor industry is characterized by uncertain and conflicting intellectual property claims and vigorous protection and pursuit of these rights. We and SanDisk are both frequently involved in disputes regarding patent and other intellectual property rights. Each company has in the past received, and the combined company may in the future receive, communications from third parties asserting that certain of its products, processes or technologies infringe upon their patent rights, copyrights, trademark rights or other intellectual property rights. The combined company may also receive claims of potential infringement if it attempts to license intellectual property to others. Defending these claims may be costly and time consuming, and may divert the attention of management and key personnel from other business issues. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement also might require the combined company to enter into costly royalty or license agreements. The combined company may be unable to obtain royalty or license agreements on acceptable terms, or at all. Similarly, changing its products or processes to avoid infringing the rights of others may be costly or impractical. The combined company may also be subject to significant damages or injunctions against development and sale of certain of its products and services. Resolution of such disputes could have a material adverse effect on the combined company’s results of operations or financial condition and may require material changes in production processes and products.
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
The Merger will be financed in part by the use of our cash on hand and the incurrence of a significant amount of indebtedness. As of April 1, 2016, we had approximately $5.9 billion of cash and cash equivalents, approximately $146 million of short-term investments and approximately $2.2 billion of total debt outstanding. In connection with the Merger, on April 13, 2016, we issued $1.875 billion in senior secured notes and $3.35 billion in senior unsecured notes, and the proceeds from the issuance of these notes have been deposited into escrow pending the closing of the Merger. We also entered into new credit facilities on April 29, 2016 providing for approximately $9.875 billion in senior secured credit facilities consisting of a $4.125 billion term loan A tranche, a $3.750 billion term loan B tranche, a €885 million term loan B tranche and a $1.000 billion revolving credit facility. We borrowed the full amount available under the U.S. dollar denominated term loan B tranche and the Euro-denominated term loan B tranche on April 29, 2016 and the proceeds of these borrowings have been deposited into escrow pending the closing of the Merger. In addition, we expect to enter into an additional $3.0 billion bridge facility on the closing date of the Merger. The proceeds from the notes issuance and new debt facilities are expected to be used to pay part of the purchase price of the Merger, refinance existing debt of both our company and SanDisk and pay transaction related fees and expenses. The use of cash on hand and indebtedness to finance the Merger will reduce our liquidity and could cause us to place more reliance on cash generated from operations to pay principal and interest on our debt, thereby reducing the availability of our cash flow for working capital, dividend and capital expenditure needs or to pursue other potential strategic plans.
The terms of the agreements governing our indebtedness may restrict our current and future operations, particularly our ability to respond to changes or to pursue our business strategies, and could adversely affect our capital resources, financial condition and liquidity.
The agreements that govern our indebtedness contain, or will contain upon the closing of the Merger, a number of restrictive covenants that will impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests, including, among other things, restrictions on our ability to:

•	incur, assume or guarantee additional indebtedness;

•	declare or pay dividends or make other distributions with respect to, or purchase or otherwise acquire or retire for value, equity interests;

•	make principal payments on, or redeem or repurchase, subordinated debt;

•	make loans, advances or other investments;

•	incur liens;

•	sell or otherwise dispose of assets, including capital stock of subsidiaries;

•	consolidate or merge with or into, or sell all or substantially all of our assets to, another person; and

•	enter into transactions with affiliates.
In addition, our credit facilities require us to comply with certain financial maintenance covenants. Our ability to satisfy these financial maintenance covenants can be affected by events beyond our control, and we cannot assure you that we will meet them. The indebtedness and these restrictive covenants may have the effect, among other things, of limiting our flexibility in the conduct of our business and making us more vulnerable to economic downturns and adverse competitive and industry conditions.
A breach of the covenants under these agreements could result in an event of default under the applicable indebtedness, which, if not cured or waived, could result in us having to repay our borrowings or repay our notes before their due dates. Such default may allow the debt holders to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. If we are forced to refinance these borrowings or our notes on less favorable terms or if we were to experience difficulty in refinancing the debt prior to maturity, our results of operations or financial condition could be materially affected. In addition, an event of default under our credit facilities may permit the lenders under our credit facilities to terminate all commitments to extend further credit under such credit facilities. Furthermore, if we are unable to repay the amounts due and payable under our credit facilities and our senior secured notes, those lenders or holders of notes may be able to proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or holders of notes accelerate the repayment of such borrowings, we cannot assure you that we will have sufficient assets to repay such indebtedness.
As a result of these restrictions, we may be:

•	limited in how we conduct our business;

•	unable to raise additional debt or equity financing to operate during general economic or business downturns; or

•	unable to compete effectively, take advantage of new business opportunities or grow in accordance with our plans.
Because of high debt levels, we may not be able to service our debt obligations in accordance with their terms after the completion of the Merger.
Our ability to meet our expense and debt service obligations contained in the agreements we have entered and expect to enter into with respect to the indebtedness we incurred and will further incur to finance the Merger will depend on our available cash and our future performance, which will be affected by financial, business, economic and other factors, including potential changes in laws or regulations, industry conditions, industry supply and demand balance, customer preferences, the success of our products and pressure from competitors. If we are unable to meet our debt service obligations after the Merger or should we fail to comply with our financial and other restrictive covenants contained in the agreements governing our indebtedness, we may be required to refinance all or part of our debt, sell important strategic assets at unfavorable prices, incur additional indebtedness or issue common stock or other equity securities. We may not be able to, at any given time, refinance our debt, sell assets, incur additional indebtedness or issue equity securities on terms acceptable to us, in amounts sufficient to meet our needs or at all. If we are able to raise additional funds through the issuance of equity securities, such issuance would also result in dilution to our shareholders. Our inability to service our debt obligations or refinance our debt could have a material adverse effect on our business, financial conditions or operating results after the Merger. In addition, our debt obligations may limit our ability to make required investments in capacity, technology or other areas of our business, which could have a material adverse effect on our business, financial conditions or operating results. Further, if we are unable to repay, refinance or restructure our secured indebtedness, the holders of such debt could proceed against the collateral securing that indebtedness.
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
If the Merger is consummated, we will issue an estimated 48.44 million shares of our common stock to SanDisk shareholders, based on the number of shares of SanDisk common stock outstanding on April 3, 2016, provided that there is no reallocation of the Merger consideration between cash and shares of our common stock and all of the SanDisk equity awards continue to be stock settled and excluding potential issuances of shares to be issued under SanDisk’s outstanding convertible notes. The increase in the number of outstanding shares of our common stock may lead to sales of such stock or the perception that such sales may occur, either of which may adversely affect the market for, and the market price of, our common stock.
The issuance of shares of our common stock in connection with the Merger, and any future offerings of our securities, will dilute our shareholders’ ownership interest in our company.
The Merger will be financed in part by the issuance of additional shares of our common stock to shareholders of SanDisk and assuming that there is no reallocation of the Merger consideration between cash and shares of our common stock, comprised of approximately 20.80% of our issued and outstanding shares of common stock, based on the number of issued and outstanding shares of our common stock and SanDisk’s common stock outstanding on April 3, 2016, excluding potential issuances of shares to be issued under SanDisk’s outstanding convertible notes. These issuances of additional shares of our common stock will dilute our shareholders’ ownership interest in our company, and our shareholders will have a reduced ownership and voting interest in our company following the completion of either or both of these transactions.
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
As a result of MOFCOM’s decision, we immediately began planning for the integration of the substantial portions of our HGST and WD subsidiaries that we are now allowed to integrate (including corporate functions, research and development, heads and media operations, engineering and manufacturing), with such integration to occur through the end of calendar year 2017. Our integration efforts during this time may involve significant management time and create uncertainty for employees and customers, and delays in the process could have a material adverse effect on our business, results of operations and financial condition. It is possible that the integration process could result in the loss of key employees, the loss of customers, the disruption of our company’s ongoing business or in unexpected integration issues, higher than expected integration costs and an overall integration process that takes longer than originally anticipated. Additionally, the integration of the operations of our HGST and WD subsidiaries may also increase the risk that our internal controls are found to be ineffective. Further, until we are able to begin combining our HGST and WD product brands and sales teams on October 19, 2017, we will continue to incur additional costs to maintain separate brands and sales teams. These additional costs, any delay in the integration process and any higher than expected integration costs or other integration issues could adversely affect our ability to achieve the full operating expense synergies we expect from integration of the businesses of our HGST and WD subsidiaries, which could harm our business and financial condition. Achieving these synergies is also subject to significant business, operational, economic and competitive uncertainties and contingencies, and we cannot assure you that any or all of these synergies will be achieved in the anticipated amounts or within the anticipated timeframes or cost expectations or at all.
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

We participate in a highly competitive industry that is subject to declining average selling prices (“ASPs”), volatile gross margins and significant shifts in market share, all of which could adversely affect our operating results.
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
During the quarter ended April 1, 2016, 45% of our revenue came from sales to our top 10 customers. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, often resulting in the allocation of risk to us as the supplier. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, if a customer is acquired by one of our competitors or if a key customer suffers financial hardship, our operating results would likely be harmed.
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
Please also see the section above titled “Risks Related to the Planned SanDisk Merger and Integration of Our HGST Acquisition.”
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
Issuer Purchases of Equity Securities
There were no repurchases by us of shares of our common stock during the quarter ended April 1, 2016.

Item 5. OTHER INFORMATION
On or about May 3, 2016, we initiated a set of actions relating to a restructuring plan (the “Restructuring Plan”) associated with the integration of substantial portions of our HGST and WD subsidiaries. The Restructuring Plan consists of asset and footprint reduction, product roadmap consolidation and organization rationalization.
We expect the Restructuring Plan to be substantially completed by the end of calendar year 2017 and we expect it will result in total pre-tax charges of approximately $400 million. These charges are expected to consist of approximately $185 million in employee termination benefits, $125 million in asset charges and $90 million in other related costs. Approximately $275 million of these charges are expected to be cash expenditures.
As a result of the integration of substantial portions of our WD and HGST subsidiaries, we expect to achieve total cost savings of approximately $800 million on an annualized run rate basis by the end of calendar 2017. The total estimated cash expenditures to achieve these savings is approximately $800 million, which includes the $275 million related to the Restructuring Plan and an additional $525 million related to the following:
•closure of our head component front end wafer manufacturing facility in Odawara, Japan previously reported on a Current Report on Form 8-K filed with the Securities and Exchange Commission on January 22, 2016;
•purchases of property, plant and equipment, such as facility improvements in connection with certain facility consolidations and enterprise software implementations; and
•previous and planned immaterial integration activities and other cost savings initiatives.
All of the components of the Restructuring Plan are not finalized and actual costs, cash expenditures and timing may vary from our estimates due to changes in the scope or assumptions underlying the Restructuring Plan.
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
2.1
Stock Purchase Agreement, dated as of September 29, 2015, by and among Unis Union Information System Ltd., Unisplendour Corporation Limited and Western Digital Corporation (Filed as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 10, 2015)

2.2
Agreement and Plan of Merger, dated as of October 21, 2015, among Western Digital Corporation, Schrader Acquisition Corporation and SanDisk Corporation (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on October 26, 2015)±

3.1
Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 8, 2006)

3.2
Amended and Restated Bylaws of Western Digital Corporation, as amended effective as of November 14, 2013 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on November 14, 2013)

4.1
Indenture (including Form of 7.375% Senior Secured Notes due 2023), dated as of April 13, 2016, among Western Digital Corporation; HGST, Inc., WD Media, LLC, Western Digital (Fremont), LLC and Western Digital Technologies, Inc., as guarantors; and U.S. Bank National Association, as trustee and collateral agent (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on April 14, 2016)

4.2
Indenture (including Form of 10.500% Senior Unsecured Notes due 2024), dated as of April 13, 2016, among Western Digital Corporation; HGST, Inc., WD Media, LLC, Western Digital (Fremont), LLC and Western Digital Technologies, Inc., as guarantors; and U.S. Bank National Association, as trustee (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on April 14, 2016)

4.3
Registration Rights Agreement, dated as of April 13, 2016, among Western Digital Corporation; HGST, Inc., WD Media, LLC, Western Digital (Fremont), LLC and Western Digital Technologies, Inc., as guarantors; and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as representatives of the initial purchasers of the 10.500% Senior Unsecured Notes due 2024 (Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on April 14, 2016)

10.1
Form of Notice of Grant of Performance Stock Units and Performance Stock Unit Award Agreement (revised March 2016) under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan†*

10.2
Escrow Agreement, dated as of April 13, 2016, among Western Digital Corporation, U.S. Bank National Association, as trustee under the 7.375% Senior Secured Notes due 2023 Indenture, and SunTrust Bank, as escrow agent and securities intermediary (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on April 14, 2016)

10.3
Escrow Agreement, dated as of April 13, 2016, among Western Digital Corporation, U.S. Bank National Association, as trustee under the 10.500% Senior Unsecured Notes due 2024 Indenture, and SunTrust Bank, as escrow agent (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on April 14, 2016)

10.4
Loan Agreement dated as of April 29, 2016, by and among Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders and financial institutions from time to time party thereto†

10.5
Guaranty Agreement dated as of April 29, 2016, by and among Western Digital Corporation, the subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the guaranteed creditors (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No.1-08703) with the Securities and Exchange Commission on April 29, 2016)

10.6
Escrow Agreement dated as of April 29, 2016, by and among Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and SunTrust Bank, as escrow agent and securities intermediary (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No.1-08703) with the Securities and Exchange Commission on April 29, 2016)

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
Date: May 9, 2016