Form 10-Q
period 2016-09-30
WESTERN DIGITAL CORP
filed 2016-11-08
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of the close of business on September 30, 2016, 285,473,906 shares of common stock, par value $0.01 per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	September 30, 2016	July 1, 2016
ASSETS
Current assets:
Cash and cash equivalents	$4,077	$8,151
Short-term investments	248	227
Accounts receivable, net	2,023	1,461
Inventories	2,109	2,129
Other current assets	666	616
Total current assets	9,123	12,584
Property, plant and equipment, net	3,359	3,503
Notes receivable and investments in Flash Ventures	1,217	1,171
Goodwill	9,967	9,951
Other intangible assets, net	4,791	5,034
Other non-current assets	553	619
Total assets	$29,010	$32,862
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,946	$1,888
Accounts payable to related parties	190	168
Accrued expenses	983	995
Accrued compensation	552	392
Accrued warranty	170	172
Bridge loan	—	2,995
Current portion of long-term debt	78	339
Total current liabilities	3,919	6,949
Long-term debt	13,055	13,660
Other liabilities	1,261	1,108
Total liabilities	18,235	21,717
Commitments and contingencies (Notes 4, 5, 6 and 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized — 5 shares; issued and outstanding — none	—	—
Common stock, $0.01 par value; authorized — 450 shares; issued — 312 shares; outstanding — 285 shares	3	3
Additional paid-in capital	4,492	4,429
Accumulated other comprehensive income	115	103
Retained earnings	8,329	8,848
Treasury stock — common shares at cost; 27 shares and 28 shares, respectively	(2,164)	(2,238)
Total stockholders’ equity	10,775	11,145
Total liabilities and stockholders’ equity	$29,010	$32,862
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30, 2016	October 2, 2015
Revenue, net	$4,714	$3,360
Cost of revenue	3,379	2,405
Gross profit	1,335	955
Operating expenses:
Research and development	639	385
Selling, general and administrative	396	192
Employee termination, asset impairment and other charges	68	56
Total operating expenses	1,103	633
Operating income	232	322
Interest and other income (expense):
Interest income	5	5
Interest expense	(236)	(13)
Other income (expense), net	(272)	—
Total interest and other income (expense), net	(503)	(8)
Income (loss) before taxes	(271)	314
Income tax expense	95	31
Net income (loss)	$(366)	$283
Income (loss) per common share
Basic	$(1.28)	$1.23
Diluted	$(1.28)	$1.21
Weighted average shares outstanding:
Basic	285	231
Diluted	285	234

Cash dividends declared per share	$0.50	$0.50
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended
	September 30, 2016	October 2, 2015
Net income (loss)	$(366)	$283
Other comprehensive income (loss), before tax:
Actuarial pension gain	5	—
Foreign currency translation adjustment	17	—
Net unrealized loss on foreign exchange contracts	(4)	(25)
Net unrealized gain on available-for-sale securities	—	1
Total other comprehensive income (loss), before tax	18	(24)
Income tax expense related to items of other comprehensive income (loss)	(6)	—
Other comprehensive income (loss), net of tax	12	(24)
Total comprehensive income (loss)	$(354)	$259
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	September 30, 2016	October 2, 2015
Cash flows from operating activities
Net income (loss)	$(366)	$283
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	508	236
Stock-based compensation	99	42
Deferred income taxes	147	(7)
Loss on disposal of assets	4	—
Write-off of issuance costs and amortization of debt discounts	247	1
Loss on settlement of convertible debt	5	—
Non-cash portion of employee termination, asset impairment and other charges	—	18
Other non-cash operating activities, net	1	—
Changes in:
Accounts receivable, net	(562)	(84)
Inventories	28	105
Accounts payable	99	(71)
Accounts payable to related parties	21	—
Accrued expenses	128	18
Accrued compensation	160	6
Other assets and liabilities, net	(79)	(2)
Net cash provided by operations	440	545
Cash flows from investing activities
Purchases of property, plant and equipment	(184)	(151)
Proceeds from the sale of equipment	1	—
Purchases of investments	(84)	(236)
Proceeds from sale of investments	39	38
Proceeds from maturities of investments	54	86
Investments in Flash Ventures	(20)	—
Notes receivable issuances to Flash Ventures	(127)	—
Notes receivable proceeds from Flash Ventures	120	—
Strategic investments and other, net	(1)	(10)
Net cash used in investing activities	(202)	(273)
Cash flows from financing activities
Issuance of stock under employee stock plans	24	15
Taxes paid on vested stock awards under employee stock plans	(26)	(43)
Excess tax benefits from employee stock plans	28	19
Proceeds from acquired call option	61	—
Repurchases of common stock	—	(60)
Dividends paid to shareholders	(142)	(115)
Repayment of debt	(8,242)	(31)
Proceeds from debt	3,992	—
Debt issuance costs	(7)	—
Net cash used in financing activities	(4,312)	(215)
Net increase (decrease) in cash and cash equivalents	(4,074)	57
Cash and cash equivalents, beginning of year	8,151	5,024
Cash and cash equivalents, end of period	$4,077	$5,081
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$18	$8
Cash paid for interest	$93	$11
Supplemental disclosure of non-cash investing and financing activities:
Accrual of cash dividend declared	$143	$116
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation
Western Digital Corporation (the “Company” or “Western Digital”) is a leading developer, manufacturer and provider of data storage devices and solutions that address the needs of the information technology industry and the infrastructure that enables the storage of data. The Company also generates license and royalty revenue related to its intellectual property.
The accounting policies followed by the Company are set forth in Part II, Item 8, Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2016. In the opinion of management, all adjustments necessary to fairly state the unaudited condensed consolidated financial statements have been made. All such adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2016. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.
Fiscal Year
The Company’s fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Fiscal year 2017, which ends on June 30, 2017, and fiscal year 2016, which ended on July 1, 2016, are both comprised of 52 weeks, with all quarters presented consisting of 13 weeks.
Reclassifications
Certain prior year amounts have been reclassified in the condensed consolidated statement of cash flows to conform to the current year presentation.
Use of Estimates
Company management has made estimates and assumptions relating to the reporting of certain assets and liabilities in conformity with U.S. GAAP. These estimates and assumptions have been applied using methodologies that are consistent throughout the periods presented. However, actual results could differ materially from these estimates.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 2.	Accounting Changes and Recent Accounting Pronouncements
Recently Adopted
In April 2015, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-05, “Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40)” (“ASU 2015-05”), which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The Company’s adoption of ASU 2015-05 at the beginning of the current year did not have a material impact on its condensed consolidated financial statements.
Recently Issued
In October 2016, the FASB issued ASU No. 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”). The new standard removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The ASU is intended to reduce the complexity of U.S. GAAP and diversity in practice related to the tax consequences of certain types of intra-entity asset transfers, particularly those involving intellectual property. The new standard is effective for fiscal years beginning after December 15, 2017, which for the Company is the first quarter of 2019. Early adoption is permitted. The Company is currently evaluating the impact ASU 2016-16 will have on its consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230)” (“ASU 2016-15”). The new standard addresses certain cash flows issues regarding the classification of certain cash receipts and cash payments, which among others, includes the Company’s disclosure requirement related to debt prepayment or extinguishment costs and distributions received from equity method investees. The new standard is effective for fiscal years beginning after December 15, 2017, which for the Company is the first quarter of 2019. Early adoption is permitted. The Company expects to adopt this standard in the first quarter of 2019. The Company is currently evaluating the impact ASU 2016-15 will have on its consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU No. 2016-09, “Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The new standard simplifies several aspects of the accounting for share-based payment transactions and states that, among other things, all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement and an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The new standard is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, which for the Company is the first quarter of 2018. Early adoption is permitted. The Company expects to adopt this standard in the first quarter of 2018. The Company is currently evaluating the impact ASU 2016-09 will have on its consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The new standard, among other things, requires lessees to recognize a right-of-use asset and a lease liability for leases. The new standard is effective for fiscal years beginning after December 15, 2018, which for the Company is the first quarter of 2020. Early adoption is permitted. The Company expects to adopt this standard in the first quarter of 2020. The Company is currently evaluating the impact ASU 2016-02 will have on its consolidated financial statements and related disclosures.
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which provides guidance related to accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, which for the Company is the first quarter of 2019. Early adoption is not permitted. The Company is currently evaluating the impact ASU 2016-01 will have on its consolidated financial statements.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which amends the guidance in former Accounting Standards Codification Topic 605, “Revenue Recognition,” to provide a single, comprehensive revenue recognition model for all contracts with customers. The new standard requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which an entity expects to be entitled in exchange for those goods or services. The new standard also requires entities to enhance disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company does not expect the proposed standard to materially change the timing of revenue recognition for product revenue; however, the proposed standard may accelerate the timing of revenue recognition for the Company’s license and royalty contracts. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2015-14 by one year. The new standard allows for either a full retrospective or a modified retrospective transition method. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, which for the Company is the first quarter of 2018. The Company has not yet selected a transition method and currently expects to adopt this standard in the first quarter of 2019.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 3.	Supplemental Financial Statement Data
Accounts receivables
From time to time, in connection with a factoring agreement, the Company sells trade accounts receivable without recourse to a third party purchaser in exchange for cash. During the three months ended September 30, 2016, the Company did not sell any trade accounts receivables. During the three months ended October 2, 2015, the Company sold trade accounts receivable and received cash proceeds of $200 million. The discounts on the trade accounts receivables sold during the three months ended October 2, 2015 were not material and were recorded within Other income (expense), net in the condensed consolidated statements of operations.
Inventories

	September 30, 2016	July 1, 2016
	(in millions)
Inventories:
Raw materials and component parts	$610	$569
Work-in-process	680	589
Finished goods	819	971
Total inventories	$2,109	$2,129
Property, Plant and Equipment

	September 30, 2016	July 1, 2016
	(in millions)
Property, plant and equipment:
Land and buildings	$1,920	$1,900
Machinery and equipment	7,155	7,070
Furniture and fixtures	50	110
Leasehold improvements	313	307
Construction-in-process	149	245
Property, plant and equipment, gross	$9,587	$9,632
Accumulated depreciation	(6,228)	(6,129)
Property, plant and equipment, net	$3,359	$3,503
Goodwill

Carrying Amount
(in millions)
Balance at July 1, 2016	$9,951
Purchase price adjustments to goodwill	15
Foreign currency translation adjustment	1
Balance at September 30, 2016	$9,967
The purchase price adjustments resulted from adjustments to the assessment of fair value for certain acquired inventory and property and equipment and a portion of the deferred tax liability related to the acquisition of SanDisk Corporation (“SanDisk”). See Note 14 to the condensed consolidated financial statements for additional disclosures related to these adjustments.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Intangible Assets

	September 30, 2016	July 1, 2016
	(in millions)
Finite-lived intangible assets	$3,539	$3,539
In-process research and development	2,435	2,435
Accumulated amortization	(1,183)	(940)
Intangible assets, net	$4,791	$5,034
Product Warranty Liability
Changes in the warranty accrual were as follows:

	Three Months Ended
	September 30, 2016	October 2, 2015
	(in millions)
Warranty accrual, beginning of period	$279	$221
Charges to operations	47	45
Utilization	(45)	(54)
Changes in estimate related to pre-existing warranties	(4)	6
Warranty accrual, end of period	$277	$218
The long-term portion of the warranty accrual classified in other liabilities was $107 million at September 30, 2016 and July 1, 2016.
Accumulated Other Comprehensive Income (Loss)
Other comprehensive income (loss), net of tax refers to expenses, gains and losses that are recorded as an element of stockholders’ equity but are excluded from net income. The following table illustrates the changes in the balances of each component of accumulated other comprehensive income (loss):

	Actuarial Pension Gains (Losses)	Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Foreign Exchange Contracts	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at July 1, 2016	$(45)	$74	$74	$103
Other comprehensive income before reclassifications	5	17	22	44
Amounts reclassified from accumulated other comprehensive income	—	—	(26)	(26)
Income tax expense related to items of other comprehensive income	(1)	(5)	—	(6)
Net current-period other comprehensive income (loss)	4	12	(4)	12
Balance at September 30, 2016	$(41)	$86	$70	$115

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table illustrates the significant amounts reclassified out of each component of accumulated comprehensive income (loss) (“AOCI”):

	Three Months Ended
AOCI Component	September 30, 2016	October 2, 2015	Statement of Operations Line Item
	(in millions)
Unrealized holding gain (loss) on cash flow hedging activities:
Foreign exchange contracts	$24	$(28)	Cost of revenue
Foreign exchange contracts	2	—	Research and development
Unrealized holding gain (loss) on cash flow hedging activities	$26	$(28)

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 4.	Debt
Debt consisted of the following as of September 30, 2016 and July 1, 2016:

	September 30, 2016	July 1, 2016
	(in millions)
Variable interest rate Term Loan A maturing 2021	$4,125	$4,125
Variable interest rate U.S. Term Loan B maturing 2023	—	3,750
Variable interest rate U.S. Term Loan B-1 maturing 2023	2,993	—
Variable interest rate Euro Term Loan B maturing 2023(1)	—	987
Variable interest rate Euro Term Loan B-1 maturing 2023(1)	990	—
7.375% senior secured notes due 2023	1,875	1,875
10.500% senior unsecured notes due 2024	3,350	3,350
Convertible senior notes	37	439
Bridge loans	—	3,000
Total debt	13,370	17,526
Issuance costs and debt discounts	(237)	(532)
Subtotal	13,133	16,994
Less bridge loans and current portion of long-term debt	(78)	(3,334)
Long-term debt	$13,055	$13,660

(1)	Euro Term Loan B and Euro Term Loan B-1 outstanding principal amounts as of September 30, 2016 and July 1, 2016 were based upon the Euro to U.S. dollar exchange rate as of those respective dates.
Term Loans
In the first quarter ended September 30, 2016, the Company settled in full the principal amounts of the $3.75 billion U.S. Term Loan B and the €885 million Euro Term Loan B, plus accrued interest. In connection with the settlement of the U.S. Term Loan B and Euro Term Loan B, the Company recognized a loss on debt extinguishment of $227 million consisting of unamortized issuance costs and debt discount fees.
On August 17, 2016, the Company borrowed $3.0 billion under a new U.S. dollar-denominated term loan (“U.S. Term Loan B-1”) under the Credit Agreement (as defined below) and used the proceeds of this new loan and cash of $750 million to prepay in full the U.S. Term Loan B previously outstanding under the Credit Agreement. The U.S. Term Loan B-1 has an interest rate equal to, at the Company’s option, either an adjusted LIBOR rate, subject to a 0.75% floor, plus 3.75% or a base rate plus 2.75% (4.50% at September 30, 2016). Principal payments on U.S. Term Loan B-1 of 0.25% are due quarterly and began on September 30, 2016 with the balance due on April 29, 2023. The U.S. Term Loan B-1 issuance costs of $5 million are amortized to interest expense over the term of the loan. As of September 30, 2016, issuance costs of $5 million remain unamortized.
On September 22, 2016, the Company borrowed €885 million under a new Euro-denominated term loan (“Euro Term Loan B-1”) under the Credit Agreement and used the proceeds of this new loan to prepay in full the Euro Term Loan B previously outstanding under the Credit Agreement. The Euro Term Loan B-1 has an interest rate equal to an adjusted EURIBOR rate, subject to a 0.75% floor, plus 3.25% (4.00% at September 30, 2016). Principal payments on Euro Term Loan B-1 of 0.25% are due quarterly and began on September 30, 2016 with the balance due on April 29, 2023. The Euro Term Loan B-1 issuance costs of $2 million are amortized to interest expense over the term of the loan. As of September 30, 2016, issuance costs of $2 million remain unamortized.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Credit Agreement
On April 29, 2016, the Company entered into a new credit agreement (the “Credit Agreement”) that provided for a $4.125 billion Term Loan A, a $3.750 billion U.S. Term Loan B, a €885 million Euro Term Loan B and a $1.0 billion revolving credit facility. As described above, during the first quarter ended September 30, 2016, the U.S. Term Loan B and Euro Term Loan B were settled and replaced with the $3.0 billion U.S. Term Loan B-1 and the €885 million Euro Term Loan B-1, respectively.
The revolving credit facility includes a $200 million sublimit for letters of credit. As of September 30, 2016, the revolving credit facility was not drawn upon, and there was no outstanding balance. Beginning in September 2017, we are required to make quarterly principal payments on Term Loan A totaling $206 million in 2018, $309 million in 2019, $413 million in 2020 and the remaining balance of $3.197 billion due in 2021. As of September 30, 2016, Term Loan A had an outstanding balance of $4.125 billion with a variable interest rate of 2.526%.
The obligations under the Credit Agreement are guaranteed by HGST, Inc., WD Media, LLC, Western Digital (Fremont), LLC and Western Digital Technologies, Inc. (“WDT”) (together referred to as the “WD Guarantors”), and are secured on a first-priority basis by a lien on substantially all the assets and properties of the Company and the WD Guarantors, including all of the capital stock held by these entities (subject to a 65% limitation on pledges of capital stock of foreign subsidiaries and domestic holding companies of foreign subsidiaries), subject to certain exceptions.
The term loans and the revolving credit loans under the Credit Agreement may be prepaid in whole or in part at any time without premium or penalty, subject to certain conditions, except that the U.S. Term Loan B-1 and the Euro Term Loan B-1 require us to pay a 1.0% prepayment fee if the loans thereunder are repaid in connection with certain “repricing” transactions on or before February 17, 2017, with respect to U.S. Term Loan B-1, and March 22, 2017, with respect to Euro Term Loan B-1.
Covenants
The Credit Agreement requires the Company to comply with certain financial covenants, such as a leverage ratio and an interest coverage ratio. In addition, the documents governing substantially all of our outstanding debt, including the Credit Agreement, require the Company to comply with customary covenants that limit or restrict the Company’s and its subsidiaries’ ability to incur liens and indebtedness; make certain restricted payments, acquisitions, investments, loans and guarantees; and enter into certain transactions with affiliates, mergers and consolidations.
Additional Bridge Facility
On May 12, 2016, WDT entered into a short-term senior secured bridge credit agreement providing for $3.0 billion in aggregate principal amount of senior secured bridge loans. On July 21, 2016, the Company repaid in full the $3.0 billion aggregate principal amount outstanding, together with accrued interest.
Senior Notes
On April 13, 2016, the Company completed an offering of its $1.875 billion aggregate principal amount of 7.375% senior secured notes due 2023 (the “Secured Notes”) and $3.350 billion aggregate principal amount of 10.500% senior unsecured notes due 2024 (the “Unsecured Notes” and, together with the Secured Notes, the “Notes”). The Company is not required to make principal payments on the Notes prior to their respective maturity dates, except that the Company may be required to offer to purchase the Notes upon the occurrence of a change of control (as defined in the indentures governing the Notes) or with the proceeds of certain non-ordinary course asset sales. Interest payments on the Notes are due semi-annually in arrears.
The Notes are guaranteed by the WD Guarantors, and the Secured Notes and related guarantees are secured on an equal and ratable basis by liens on the same assets that secure indebtedness under the Credit Agreement.
Convertible Notes, Exchange Options and Call Options
As of July 1, 2016, the Company had outstanding, through the acquisition of SanDisk, $129 million aggregate principal amount of its 1.5% Convertible Senior Notes due 2017 (the “2017 Notes”) and $310 million aggregate principal amount of its 0.5% Convertible Senior Notes due 2020 (the “2020 Notes” and, together with the 2017 Notes, the “Convertible Notes”). The 2017 Notes mature on August 15, 2017 and the 2020 Notes mature on November 15, 2020.
During the three months ended September 30, 2016, the Company paid to the holders of the Convertible Notes for conversion and repurchase, $490 million of cash and 0.3 million shares of the Company’s common stock with an aggregate value of $16 million.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

As of September 30, 2016, $37 million principal amount of the 2020 Notes and less than $1 million principal amount of the 2017 Notes were outstanding. For the 2020 Notes that remain outstanding, the conversion rate is 10.9006 units of reference property per $1,000 principal amount of the 2020 Notes, corresponding to 2.6020 shares of the Company’s common stock and $735.79 of cash, subject to adjustments under the indenture. The 2020 Notes are not currently exchangeable into reference property.
The Convertible Notes were bifurcated into a debt host and exchange option for accounting purposes. The exchange options are accounted for as a derivative liability because they are predominantly settled in cash. Changes in the fair value of the exchange options are reported in Other income (expense), net in the condensed consolidated statements of operations until the Company extinguishes the related debt. The exchange options are measured and reported at fair value on a recurring basis, within Level 3 of the fair value hierarchy. The fair value of the unredeemed and unsettled exchange options was reported in accrued expenses and other liabilities in the condensed consolidated balance sheets. See Note 10 to the condensed consolidated financial statements for additional disclosures related to the fair values of the exchange options. For the three months ended September 30, 2016, the change in the fair value of the outstanding exchange options related to the Convertible Notes resulted in an immaterial gain.
In connection with the SanDisk acquisition, the Company assumed the outstanding call options entered into by SanDisk at the inception of the respective Convertible Notes, which were structured to reduce the potential economic dilution associated with the conversion of Convertible Notes. The call options are derivative instruments classified as an asset that result in the Company receiving cash and shares that partially offset the Company’s obligation upon conversion of the Convertible Notes. The fair value of the unredeemed and unsettled call options was reported in other current assets and other non-current assets in the condensed consolidated balance sheets. During the three months ended September 30, 2016, under the call options, the Company received $61 million of cash and 0.1 million shares of the Company’s common stock which had an aggregate value of $11 million. During the three months ended September 30, 2016, the Company recognized an immaterial non-cash loss related to the change in value in the outstanding call options. The value of the call options at September 30, 2016 was immaterial.
The exchange and repurchase of the Convertible Notes and related settlement of the call options during the three months ended September 30, 2016 resulted in a net loss of $5 million.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 5.	Commitments, Contingencies and Related Parties
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
The Company accounts for its ownership position of each entity with Flash Ventures under the equity method of accounting. The financial and other support provided by the Company in all periods presented was either contractually required or the result of a joint decision to expand wafer capacity, transition to new technologies or refinance existing equipment lease commitments. Entities within Flash Ventures are variable interest entities (“VIEs”). The Company evaluated whether it is the primary beneficiary of any of the entities within Flash Ventures for all periods presented and determined that it is not the primary beneficiary of any of the entities within Flash Ventures because it does not have a controlling financial interest in any of those entities. In determining whether the Company is the primary beneficiary, the Company analyzed the primary purpose and design of Flash Ventures, the activities that most significantly impact Flash Ventures’ economic performance, and whether the Company had the power to direct those activities. The Company concluded, based upon its 49.9% ownership, the voting structure and the manner in which the day-to-day operations are conducted for each entity within Flash Ventures, that the Company lacked the power to direct most of the activities that most significantly impact the economic performance of each entity within Flash Ventures.
During the three months ended September 30, 2016, the Company purchased NAND flash memory wafers from Flash Ventures and made loans to, and investments in, Flash Ventures totaling $127 million and $20 million, respectively, and received loan repayments from Flash Ventures of $120 million. At September 30, 2016 and July 1, 2016, the Company had accounts payable balances due to Flash Ventures of $190 million and $168 million, respectively.
The Company’s maximum reasonably estimable loss exposure (excluding lost profits) as a result of its involvement with Flash Ventures, based upon the Japanese yen to U.S. dollar exchange rate at September 30, 2016, is presented below. Flash Ventures’ investments are denominated in Japanese yen and the maximum possible loss exposure excludes any cumulative translation adjustment due to revaluation from the Japanese yen to the U.S. dollar.

	September 30, 2016	July 1, 2016
	(in millions)
Notes receivable	$580	$563
Equity investments	637	608
Operating lease guarantees	1,235	1,151
Prepayments	30	34
Maximum estimable loss exposure	$2,482	$2,356
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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table presents, as of September 30, 2016, the notes receivable from and equity investments in Flash Ventures:

	September 30, 2016	July 1, 2016
	(in millions)
Notes receivable, Flash Partners	$63	$65
Notes receivable, Flash Alliance	196	235
Notes receivable, Flash Forward	321	263
Investment in Flash Partners	205	202
Investment in Flash Alliance	310	306
Investment in Flash Forward	122	100
Total notes receivable and investments in Flash Ventures	$1,217	$1,171
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
The Company assesses financing receivable credit quality through financial and operational reviews of the borrower and creditworthiness, including credit rating agency ratings, of significant investors of the borrower, where material or known. Impairments, when required for credit worthiness, are recorded in Other income (expense), net in the condensed consolidated statements of operations.
Off-Balance Sheet Liabilities
Flash Ventures sells and leases back from a consortium of financial institutions a portion of its tools and has entered into equipment lease agreements of which the Company guarantees half of the total outstanding obligations. The lease agreements contain customary covenants for Japanese lease facilities. In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, the lease agreements contain acceleration clauses for certain events of default related to the guarantors, including the Company.
The following table presents the Company’s portion of the remaining guarantee obligations under the Flash Ventures’ lease facilities in both Japanese yen and U.S. dollar-equivalent based upon the Japanese yen to U.S. dollar exchange rate at September 30, 2016.

	Lease Amounts
	(Japanese yen, in billions)	(U.S. dollar, in millions)
Total guarantee obligations	¥125	$1,235

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the end of the term of the lease agreements, in annual installments as of September 30, 2016 in U.S. dollars based upon the Japanese yen to U.S. dollar exchange rate at September 30, 2016:

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
	(in millions)
Year 1	$298	$71	$369
Year 2	247	11	258
Year 3	203	59	262
Year 4	125	73	198
Year 5	39	109	148
Total guarantee obligations	$912	$323	$1,235
The Company and Toshiba have agreed to mutually contribute to, and indemnify each other and Flash Ventures for, environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances. The Company has not made any indemnification payments, nor recorded any indemnification receivables, under any such agreements. As of September 30, 2016, no amounts have been accrued in the consolidated financial statements with respect to these indemnification guarantees.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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
Intellectual Property Litigation
In June 2008, Convolve, Inc. (“Convolve”) filed a complaint in the Eastern District of Texas against WD, HGST, and two other companies alleging infringement of U.S. Patent Nos. 6,314,473 and 4,916,635. The complaint sought unspecified monetary damages and injunctive relief. In October 2008, Convolve amended its complaint to allege infringement of only the ’473 patent. The ’473 patent allegedly relates to interface technology to select between certain modes of a disk drive’s operations relating to speed and noise. In July 2011, a verdict was rendered against WD and HGST in an amount that is not material to the Company’s financial position, results of operations or cash flows, for which the Company previously recorded an accrual. In March 2015, WD and HGST filed Notices of Appeal with the United States District Court for the Federal Circuit (“Federal Circuit”). In April 2015, Convolve filed a motion for reconsideration of the final judgment, and in May 2015, the Federal Circuit deactivated the appeal pending the Court’s decision on reconsideration. WD and HGST intend to continue to defend themselves vigorously in this matter.
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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

On July 15, 2010, Samsung Electronics Co., Ltd. (“Samsung”) filed an action against Panasonic and SD-3C LLC (“SD-3C”) in the U.S. District Court for the Northern District of California, alleging that defendants violated federal antitrust laws and California antitrust and unfair competition laws relating to the licensing practices and operations of SD-3C. The complaint seeks damages, restitution, injunctive and declaratory relief, and fees and costs. SanDisk is not a defendant in this case, but it established SD-3C along with Panasonic and Toshiba, and the complaint includes various factual allegations concerning SanDisk. As a member of SD-3C, SanDisk could be responsible for a portion of any monetary award. Other requested relief, if granted, could result in a loss of revenue to SanDisk. On August 25, 2011, the District Court granted the defendants’ motion to dismiss, dismissing Samsung’s patent misuse claim with prejudice and all other claims with leave to amend. Samsung filed an amended complaint on September 16, 2011. On January 3, 2012, the District Court granted the defendants’ motion to dismiss Samsung’s amended complaint without leave to amend. Samsung appealed. On April 4, 2014, the U.S. Court of Appeals for the Ninth Circuit reversed the District Court’s dismissal and remanded the case to the District Court for further proceedings. Samsung filed a third amended complaint on January 20, 2015. On September 30, 2015, the District Court granted in part the defendants’ motion to dismiss with leave to amend. On October 21, 2015, Samsung filed a fourth amended complaint. On November 4, 2015, the defendants filed a motion to dismiss. On September 26, 2016, the District Court stayed the litigation pending the outcome of an ongoing arbitration between Samsung and Toshiba. The District Court denied the motion to dismiss without prejudice to refiling after the stay is lifted.
On March 15, 2011, a complaint was filed against SanDisk, SD-3C, Panasonic Corporation, Panasonic Corporation of North America, Toshiba and Toshiba America Electronic Components, Inc. in the U.S. District Court for the Northern District of California. The lawsuit purports to be on behalf of a nationwide class of indirect purchasers of Secure Digital (“SD”) cards. The complaint asserts claims under federal antitrust laws and California antitrust and unfair competition laws, as well as common law claims. The complaint seeks damages, restitution, injunctive relief, and fees and costs. The plaintiffs allege that the defendants conspired to artificially inflate the royalty costs associated with manufacturing SD™ cards, which in turn allegedly caused the plaintiffs to pay higher prices for SD cards. The allegations are similar to and incorporate allegations in Samsung Electronics Co., Ltd. v. Panasonic Corp., et al., described above. On May 21, 2012, the District Court granted the defendants’ motion to dismiss the complaint with prejudice. The plaintiffs appealed. On May 14, 2014, the U.S. Court of Appeals for the Ninth Circuit reversed the District Court’s dismissal and remanded the case to the District Court for further proceedings. On February 3, 2015, the plaintiffs filed a second amended complaint in the District Court. On September 30, 2015, the District Court granted the defendants’ motion to dismiss with leave to amend. On November 4, 2015, the plaintiffs filed a third amended complaint. On November 25, 2015, the defendants filed a motion to dismiss the plaintiffs’ federal law claims. On October 3, 2016, the District Court granted the defendants’ motion with leave to amend. On October 21, 2016, the defendants filed a motion to dismiss the plaintiffs’ remaining claims. Discovery is presently stayed until after completion of the pleading stage. The Company intends to defend itself vigorously in this matter.
Securities
Beginning on March 30, 2015, SanDisk and two officers, Sanjay Mehrotra and Judy Bruner, were named in three putative class action lawsuits filed in the United States District Court for the Northern District of California. Two complaints are allegedly brought on behalf of a class of purchasers of SanDisk’s securities between October 16, 2014 and March 25, 2015, and one is brought on behalf of a purported class of purchasers of SanDisk’s securities between April 16, 2014 and April 15, 2015. The complaints generally allege violations of federal securities laws arising out of alleged misstatements or omissions by the defendants during the alleged class periods. The complaints seek, among other things, damages and fees and costs. On July 9, 2015, the Court consolidated the cases and appointed Union Asset Management Holding AG and KBC Asset Management NV as lead plaintiffs. The lead plaintiffs filed an amended complaint in August 2015. On January 22, 2016, the court granted the defendants’ motion to dismiss and dismissed the amended complaint with leave to amend. On February 22, 2016, the court issued an order appointing as new lead plaintiffs Bristol Pension Fund; City of Milford, Connecticut Pension & Retirement Board; Pavers and Road Builders Pension, Annuity and Welfare Funds; the Newport News Employees’ Retirement Fund; and Massachusetts Laborers’ Pension Fund (collectively, the “Institutional Investor Group”). On March 23, 2016, the Institutional Investor Group filed an amended complaint. The defendants filed a motion to dismiss on April 29, 2016. On June 24, 2016, the court granted the motion and dismissed the amended complaint with leave to amend. On July 15, 2016, the Institutional Investor Group filed a further amended complaint. The Company filed a motion to dismiss on August 19, 2016. The Company intends to defend itself vigorously in this matter.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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
The Company has recorded an accrual for German copyright levies in an amount that is not material to the Company’s financial position, results of operations or cash flows. It is reasonably possible that the Company may incur losses totaling up to $133 million, including the amounts accrued.
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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 7.	Shareholders’ Equity
Stock-based Compensation Expense
The following tables present the Company’s stock-based compensation for equity-settled awards and related tax benefit by type and financial statement line included in the Company’s condensed consolidated statements of operations:

	Three Months Ended
	September 30, 2016	October 2, 2015
	(in millions)
Options	$12	$14
Employee Stock Purchase Plan	8	5
Restricted Stock Units(1)	79	23
Subtotal	99	42
Tax benefit	(25)	(10)
Total	$74	$32

(1)	Restricted stock units (“RSUs”) include performance stock units (“PSUs”)

	Three Months Ended
	September 30, 2016	October 2, 2015
	(in millions)
Cost of Revenue	$13	$5
Research and Development	44	15
Selling, General and Administrative	42	22
Subtotal	99	42
Tax benefit	(25)	(10)
Total	$74	$32
As of September 30, 2016, total compensation cost related to unvested stock options was $97 million and will be amortized on a straight-line basis over a weighted average service period of approximately 2.9 years. As of September 30, 2016, total compensation cost related to the Company’s Employee Stock Purchase Plan (“ESPP”) rights issued to employees but not yet recognized was $46 million and will be amortized on a straight-line basis over a weighted average service period of approximately 1.7 years.
As of September 30, 2016, the aggregate unamortized fair value of all unvested RSUs and PSUs was $685 million, which will be recognized on a straight-line basis over a weighted average vesting period of approximately 2.8 years, assuming the performance metrics are met for the PSUs.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Stock Option Activity
The following table summarizes stock option activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Options outstanding at July 1, 2016	9.0	$55.74	3.9	$60
Granted	2.8
Exercised	(0.8)
Canceled or expired	(0.3)
Options outstanding at September 30, 2016	10.7	54.30	4.6	140
Exercisable at September 30, 2016	5.0	51.79	3.0	79
Vested and expected to vest after September 30, 2016	10.3	54.38	4.5	136
As of September 30, 2016, the Company had options outstanding to purchase an aggregate of 7.3 million shares with an exercise price below the quoted price of the Company’s stock on that date resulting in an aggregate intrinsic value of $140 million at that date.
RSU and PSU Activity
The following table summarizes RSU and PSU activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in millions)
RSUs and PSUs outstanding at July 1, 2016	15.7	$41.92
Granted	5.1	44.98
Vested	(1.6)	72.36
Forfeited	(0.5)	46.47
RSUs and PSUs outstanding at September 30, 2016	18.7	42.64
Expected to vest after September 30, 2016	17.4	42.64
RSUs and PSUs are generally settled in an equal number of shares of the Company’s common stock at the time of vesting of the units. The aggregate value of RSUs and PSUs that became fully-vested during the three months ended September 30, 2016 was $76 million, determined as of the vest date.
SARs Activity

	Three Months Ended
	September 30, 2016	October 2, 2015
	(in millions)
SAR expense (benefit)	$5	$(1)
Tax expense (benefit)	(1)	—
Total SAR expense (benefit)	$4	$(1)
As of September 30, 2016, all outstanding stock appreciation rights (“SARs”) issued to employees were fully vested, and the fair values are solely subject to market price fluctuations. As of September 30, 2016, 0.5 million SARs were outstanding with a weighted average exercise price of $6.17.
The Company’s SARs will be settled in cash upon exercise. The Company had a total liability of $24 million and $20 million related to SARs included in accrued expenses in the Company’s condensed consolidated balance sheet as of September 30, 2016 and July 1, 2016, respectively.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Stock Repurchase Program
The Company’s Board of Directors (the “Board”) has authorized $5.0 billion for the repurchase of the Company’s common stock. The stock repurchase program is effective until February 3, 2020. The Company did not repurchase any shares during the three months ended September 30, 2016. The remaining amount available to be purchased under the Company’s stock repurchase program as of September 30, 2016 was $2.1 billion.
Dividends to Shareholders
On September 13, 2012, the Company announced that the Board had authorized the adoption of a quarterly cash dividend policy. Under the cash dividend policy, holders of the Company’s common stock receive dividends when and as declared by the Board. The Company paid $142 million in cash of dividends on July 15, 2016 relating to dividends declared on May 3, 2016.
On August 3, 2016, the Company’s Board of Directors declared a cash dividend for the quarter ended September 30, 2016 of $0.50 per share of the Company’s common stock, $0.01 par value per share. The cash dividend of $143 million was paid on October 17, 2016 to the Company’s stockholders of record as of September 30, 2016.
On November 3, 2016, the Company’s Board of Directors declared a cash dividend for the quarter ended December 30, 2016 of $0.50 per share of the Company’s common stock, $0.01 par value per share. The cash dividend will be paid on January 17, 2017 to shareholders of record as of December 30, 2016.
The Company may modify, suspend or cancel its cash dividend policy in any manner and at any time.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 8.	Income Tax Expense
The following table presents the income tax expense and the effective tax rate:

	Three Months Ended
	September 30, 2016	October 2, 2015
	(in millions)
Income tax expense	$95	$31
Effective tax rate	(35)%	10%
Income tax expense of $95 million for the three months ended September 30, 2016 is attributable to discrete effects consisting of income tax expense from the integration of SanDisk of $90 million and a valuation allowance on acquired tax attributes of $109 million, partially offset by income tax benefit from deductible debt issuance costs, debt discounts and prepayment fees from the debt refinancing of $96 million and from decreases in the Company’s liability for unrecognized tax benefits due to lapses in the statute of limitations of $8 million. These discrete items are the primary drivers of the negative effective tax rate for the three months ended September 30, 2016.
The primary drivers for the difference between the effective tax rate for the three months ended September 30, 2016 and the U.S. Federal statutory rate of 35% are the discrete items described above, the current year generation of tax credits and tax holidays in Malaysia, the Philippines, Singapore and Thailand that expire at various dates from 2016 through 2029. For the three months ended October 2, 2015, the difference between the effective tax rate and the U.S. Federal statutory rate of 35% is primarily due to tax holidays in Malaysia, the Philippines, Singapore and Thailand that expire at various dates from 2016 through 2029.
In the three months ended September 30, 2016, the Company recorded a net decrease of $6 million in its liability for unrecognized tax benefits. As of September 30, 2016, the Company’s liability for unrecognized tax benefits was approximately $485 million. Accrued interest and penalties related to unrecognized tax benefits as of September 30, 2016 was $78 million.
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
The Company believes that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. If any issues addressed in the Company’s tax examinations are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of September 30, 2016, it is not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of the Company’s liability for unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of the Company’s tax returns.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 9.	Net Income (Loss) Per Common Share
The following table presents the computation of basic and diluted income (loss) per common share:

	Three Months Ended
	September 30, 2016	October 2, 2015
	(in millions, except per share data)
Net income (loss)	$(366)	$283
Weighted average shares outstanding:
Basic	285	231
Employee stock options, RSUs, PSUs, ESPP	—	3
Diluted	285	234
Income (loss) per common share
Basic	$(1.28)	$1.23
Diluted	$(1.28)	$1.21
Anti-dilutive potential common shares excluded(1)	5	4

(1)	For purposes of computing diluted income per common share, certain potentially dilutive securities have been excluded from the calculation because their effect would have been anti-dilutive.
The Company computes basic income per common share using net income and the weighted average number of common shares outstanding during the period. Diluted income per common share is computed using net income and the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include dilutive outstanding employee stock options, rights to purchase shares of common stock under the Company’s ESPP, awards of RSUs and exchange options related to the Company’s Convertible Notes.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 10.	Fair Value Measurements
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
The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2016 and July 1, 2016, and indicate the fair value hierarchy of the valuation techniques utilized to determine such values:

	September 30, 2016
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents:
Money market funds	$1,355	$—	$—	$1,355
Certificates of deposit	—	6	—	6
Total cash equivalents	1,355	6	—	1,361
Short-term investments:
Certificates of deposit	—	222	—	222
Corporate notes and bonds	—	12	—	12
Asset-backed securities	—	7	—	7
Municipal notes and bonds	—	7	—	7
Total short-term investments	—	248	—	248
Long-term investments:
U.S. Government agency securities	—	4	—	4
International government securities	—	1	—	1
Corporate notes and bonds	—	64	—	64
Asset-backed securities	—	12	—	12
Municipal notes and bonds	—	6	—	6
Total long-term investments	—	87	—	87
Foreign exchange contracts	—	76	—	76
Total assets at fair value	$1,355	$417	$—	$1,772
Liabilities:
Foreign exchange contracts	$—	$22	$—	$22
Exchange option	—	—	1	1
Total liabilities at fair value	$—	$22	$1	$23

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	July 1, 2016
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents:
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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Foreign Exchange Contracts. The Company’s foreign exchange contracts are short-term contracts to hedge the Company’s foreign currency risk. For contracts that have a right of offset by its individual counterparties under master netting arrangements, the Company presents its foreign exchange contracts on a net basis by counterparty in the condensed consolidated balance sheets. Foreign exchange contracts are valued using an income approach that is based on a present value of future cash flows model. The market-based observable inputs for the model include forward rates and credit default swap rates. For more information on the Company’s foreign exchange contracts, see Note 12 to the condensed consolidated financial statements.
During the three months ended September 30, 2016 and October 2, 2015, the Company had no transfers of financial assets and liabilities between Level 1 and Level 2.
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The fair value measurement of the call options and exchange options arising from the assumed Convertible Notes which are not actively traded, is determined using unobservable inputs (Level 3). These inputs include (i) the estimated amount and timing of settlement of the underlying debt; (ii) the probability of the achievement of the factor(s) on which the settlement is based; (iii) the risk-adjusted discount rate based on the expected term to maturity of the debt; and (iv) economic incentive for holders to exercise their exchange options. Significant increases or decreases in any of those inputs in isolation could result in a significantly lower or higher fair value measurement.
There were no transfers of call options or exchange options out of Level 3 for three months ended September 30, 2016.
The following is a reconciliation of the call options reported in other current assets and other non-current assets in the Company’s condensed consolidated balance sheets as of September 30, 2016.

	2017 Call Options	2020 Call Options	Total
	(in millions)
Fair value at July 1, 2016	$70	$1	$71
Net realized gain	—	(1)	(1)
Redemptions	(70)	—	(70)
Fair value at September 30, 2016	$—	$—	$—
The following is a reconciliation of the exchange options reported in accrued expenses and other liabilities in the Company’s condensed consolidated balance sheets as of September 30, 2016.

	2017 Exchange Options	2020 Exchange Options	Total
	(in millions)
Fair value at July 1, 2016	$87	$68	$155
Net realized gain	(3)	(31)	(34)
Redemptions	(83)	(46)	(129)
Net unrealized loss	—	9	9
Fair value at September 30, 2016	$1	$—	$1

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Financial Instruments Not Carried at Fair Value
For those financial instruments where the carrying amounts differ from fair value, the following table represents the related carrying values and fair values, which are based on quoted market prices. Each of the debt instruments presented below was categorized as Level 2 for all periods presented, based on the frequency of trading immediately prior to the end of the first quarter of 2017 and the fourth quarter of 2016, respectively.

	September 30, 2016		July 1, 2016
	Aggregated Principal	Aggregated Fair Value	Aggregated Principal	Aggregated Fair Value
	(in millions)
Secured Notes	$1,875	$2,044	$1,875	$2,044
Unsecured Notes	3,350	3,891	3,350	3,575
Term Loan A	4,125	4,084	4,125	4,161
U.S. Term Loan B	—	—	3,750	3,773
U.S. Term Loan B-1	2,993	3,029	—	—
Euro Term Loan B	—	—	987	981
Euro Term Loan B-1	990	1,006	—	—
Bridge Loan	—	—	3,000	3,000
Total	$13,333	$14,054	$17,087	$17,534
Cost Method Investments
From time to time, the Company enters into certain strategic investments for the promotion of business and strategic objectives. As of September 30, 2016 and July 1, 2016, the Company had aggregate net investments under the cost method of accounting of $129 million and $135 million, respectively, and these investments consisted of privately-held equity securities without a readily determinable fair value. The Company has determined that it is not practicable to estimate the fair value of these investments. These privately-held equity investments are reported under other non-current assets in the condensed consolidated balance sheets.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 11.	Investments
The following tables summarize, by major type, the fair value and cost basis of the Company’s investments classified as available-for-sale:

	September 30, 2016
	Cost Basis	Unrealized Gains (Losses)	Fair Value
	(in millions)
Available-for-sale securities:
U.S. Government agency securities	$4	$—	$4
Certificates of deposit	222	—	222
International government securities	1	—	1
Corporate notes and bonds	76	—	76
Asset-backed securities	19	—	19
Municipal notes and bonds	13	—	13
Total	$335	$—	$335

	July 1, 2016
	Cost Basis	Unrealized Gains (Losses)	Fair Value
	(in millions)
Available-for-sale securities:
U.S. Treasury securities	$2	$—	$2
U.S. Government agency securities	10	—	10
Certificates of deposit	202	—	202
International government securities	1	—	1
Corporate notes and bonds	96	1	97
Asset-backed securities	22	—	22
Municipal notes and bonds	12	—	12
Total	$345	$1	$346
The fair value of the Company’s investments classified as available-for-sale securities at September 30, 2016, by remaining contractual maturity, were as follows:

	Cost Basis	Fair Value
	(in millions)
Due in less than one year (short-term investments)	$248	$248
Due in one to five years (included in other non-current assets)	87	87
Total	$335	$335
The Company determined no available-for-sale securities were other-than-temporarily impaired in three months ended September 30, 2016.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 12.	Derivatives
The majority of the Company’s transactions are in U.S. dollars; however, some transactions are based in various foreign currencies. The Company purchases short-term, foreign exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedging transactions is to minimize the impact of foreign currency fluctuations on the Company’s results of operations. These contract maturity dates do not exceed 12 months. All foreign exchange contracts are for risk management purposes only. The Company does not purchase foreign exchange contracts for speculative or trading purposes. As of September 30, 2016, the Company had outstanding foreign exchange contracts with commercial banks for British Pound Sterling, Euro, Japanese Yen, Malaysian Ringgit, Philippine Peso, Singapore Dollar and Thai Baht, which were designated as either cash flow or fair value hedges.
If the derivative is designated as a cash flow hedge, the effective portion of the change in fair value of the derivative is initially deferred in accumulated other comprehensive income (loss), net of tax. These amounts are subsequently recognized into earnings when the underlying cash flow being hedged is recognized into earnings. Recognized gains and losses on foreign exchange contracts entered into for manufacturing-related activities are reported in cost of revenue and presented within cash flow from operations. Hedge effectiveness is measured by comparing the hedging instrument’s cumulative change in fair value from inception to maturity to the underlying exposure’s terminal value. The Company determined the ineffectiveness associated with its cash flow hedges to be immaterial to the condensed consolidated financial statements for the three months ended September 30, 2016 and October 2, 2015.
A change in the fair value of fair value hedges is recognized in earnings in the period incurred and is reported as a component of cost of revenue or operating expenses, depending on the nature of the underlying hedged item. All fair value hedges were determined to be effective as of September 30, 2016 and July 1, 2016. The changes in fair value on these contracts were immaterial to the condensed consolidated financial statements during the three months ended September 30, 2016 and October 2, 2015.
As of September 30, 2016, the net amount of unrealized gains with respect to the Company’s foreign exchange contracts that is expected to be reclassified into earnings within the next 12 months was $70 million. In addition, as of September 30, 2016, the Company did not have any foreign exchange contracts with credit-risk-related contingent features.
See Note 10 to the condensed consolidated financial statements for additional disclosures related to the Company’s foreign exchange contracts.
Derivative Instruments
The fair value and balance sheet location of the Company’s derivative instruments were as follows:

	Derivative Assets Reported in
	Other Current Assets		Other Non-current Assets
	September 30, 2016	July 1, 2016	September 30, 2016	July 1, 2016
	(in millions)
Foreign exchange forward contracts designated	$65	$114	$—	$—
Foreign exchange forward contracts not designated	11	12	—	—
Call options	—	70	—	1
Total derivatives	$76	$196	$—	$1

	Derivative Liabilities Reported in
	Accrued Expenses		Other Liabilities
	September 30, 2016	July 1, 2016	September 30, 2016	July 1, 2016
	(in millions)
Foreign exchange forward contracts designated	$22	$23	$—	$—
Exchange option	1	141	—	14
Total derivatives	$23	$164	$—	$14

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Netting Arrangements
The following table presents the gross amounts of the Company’s derivative instruments, amounts offset due to master netting arrangements with the Company’s various counterparties and the net amounts recognized in the condensed consolidated balance sheet as of September 30, 2016:

Derivatives Designated as Hedging Instruments	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Received or Pledged
	(in millions)
Foreign exchange contracts
Financial assets	$70	$(5)	$65	$—	$—	$65
Financial liabilities	(27)	5	(22)	—	—	(22)
Total derivative instruments	$43	$—	$43	$—	$—	$43
The Company had a gross and net liability of $91 million related to its derivative instruments outstanding at July 1, 2016. There were no amounts offset due to master netting arrangements in place at July 1, 2016.
Effect of Foreign Exchange Contracts on the Condensed Consolidated Statements of Operations
The impact of foreign exchange contracts on the consolidated financial statements was as follows:

	Three Months Ended
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income on Derivatives		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
	(in millions)
Foreign exchange contracts	$22	$(53)	$26	$(28)
The total net realized transaction and foreign exchange contract currency gains and losses were not material to the condensed consolidated financial statements for the three months ended September 30, 2016 and October 2, 2015.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 13.	Pension and Other Post-Retirement Benefit Plans
The Company has pension and other post-retirement benefit plans in various countries. The Company’s principal plans are in Japan. All pension and other post-retirement benefit plans outside of the Company’s Japanese plans are immaterial to the Company’s condensed consolidated financial statements. The expected long-term rate of return on the Japanese plan assets is 2.5%.
Obligations and Funded Status
The following table presents the unfunded status of the benefit obligations for the Japanese defined benefit pension plans were as follows:

	September 30, 2016	July 1, 2016
	(in millions)
Benefit obligations	$324	$326
Fair value of plan assets	217	212
Unfunded status	$107	$114
The following table presents the unfunded amounts related to the Japanese defined pension plans as recognized on the Company’s condensed consolidated balance sheets:

	September 30, 2016	July 1, 2016
	(in millions)
Non-current liabilities	$107	$114
Net amount recognized	$107	$114

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 14.	Acquisitions
Fiscal 2016 Acquisition
In May 2016, we acquired SanDisk, a global leader in NAND flash storage solutions primarily to deepen the Company’s expertise in non-volatile memory and enable the Company to vertically integrate into NAND, securing long-term access to solid state technology at a lower cost.
Assets Acquired and Liabilities Assumed at Fair Value
During the period, the Company adjusted the assessment of fair value for certain acquired inventory and property and equipment and a portion of the deferred tax liability. Management is continuing to assess the values assigned to the remaining assets acquired and liabilities assumed and may make further adjustments during the measurement period (through May 11, 2017) as further information becomes available. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill.
Pro Forma Financial Information
The financial information in the table below summarizes the combined results of operations for the Company and SanDisk, on a pro forma basis, as though the combination had occurred as of the beginning of 2016. The pro forma financial information for the period presented includes the effects of adjustments related to amortization charges from acquired intangible assets, depreciation charges from acquired fixed assets, interest expenses from financing the acquisition, stock-based compensation expenses from the conversion of unvested equity awards and the elimination of certain expenses directly related to the transaction. The pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2016.

Three Months Ended
October 2, 2015
(in millions, except per share amounts)
Revenue, net	$4,812
Net income	98
Basic income per common share	$0.35
Diluted income per common share	$0.35

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 15.	Employee Termination, Asset Impairment and Other Charges
The Company recorded the following charges related to employee terminations benefits, asset impairment and other charges:

	Three Months Ended
	September 30, 2016	October 2, 2015
	(in millions)
Employee termination and other charges:
Restructuring Plan 2016	$27	$—
Closure of Foreign Manufacturing Facility	4	—
Business Realignment	37	48
Total employee termination and other charges	68	48
Stock-based compensation accelerations and adjustments
Restructuring Plan 2016	(1)	—
Business Realignment	1	—
Total stock-based compensation accelerations and adjustments	—	—
Asset impairment:
Business Realignment	—	8
Total asset impairment	—	8
Total employee termination and other charges, stock-based compensation adjustments and asset impairments	$68	$56
Restructuring Plan 2016
In 2016, the Company initiated a set of actions relating to the restructuring plan associated with the integration of substantial portions of its HGST and WD subsidiaries (the “Restructuring Plan 2016”). Restructuring Plan 2016 consists of asset and footprint reduction, product road map consolidation and organization rationalization. The following table presents an analysis of the components of the activity against the reserve during the three months ended September 30, 2016:

	Employee Termination Benefits	Contract Termination and Other	Total
	(in millions)
Accrual balance at July 1, 2016	$26	$—	$26
Charges	8	19	27
Cash payments	(21)	(19)	(40)
Non-cash items and other	1	—	1
Accrual balance at September 30, 2016	$14	$—	$14

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Closure of Foreign Manufacturing Facility
In January 2016, the Company announced the closing of its head component front end wafer manufacturing facility in Odawara, Japan, in order to reduce manufacturing costs. As of September 30, 2016, the Company substantially completed all activities related to the closure of the facility. The following table presents an analysis of the components of the activity against the reserve during the three months ended September 30, 2016:

	Employee Termination Benefits	Contract Termination and Other	Total
	(in millions)
Accrual balance at July 1, 2016	$14	$—	$14
Charges	2	2	4
Cash payments	(9)	(5)	(14)
Non-cash items and other	—	3	3
Accrual balance at September 30, 2016	$7	$—	$7
Business Realignment
The Company periodically incurs charges to realign its operations with anticipated market demand. The following table presents an analysis of the components of the activity against the reserve during the three months ended September 30, 2016:

	Employee Termination Benefits	Contract Termination and Other	Total
	(in millions)
Accrual balance at July 1, 2016	$11	$3	$14
Charges	37	—	37
Cash payments	(22)	—	(22)
Non-cash items and other	6	—	6
Accrual balance at September 30, 2016	$32	$3	$35

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws, and should be read in conjunction with the disclosures we make concerning risks and other factors that may affect our business and operating results. You should read this information in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes thereto and Part II, Item 7, contained in our Annual Report on Form 10-K for the fiscal year ended July 1, 2016.
Unless otherwise indicated, references herein to specific years and quarters are to our fiscal years and fiscal quarters. As used herein, the terms “we,” “us,” “our,” and the “Company” refer to Western Digital Corporation and its subsidiaries.

Our Company
We are a leading developer, manufacturer and provider of data storage devices and solutions that address the evolving needs of the information technology (“IT”) industry and the infrastructure that enables the proliferation of data in virtually every industry. Our broad portfolio of offerings addresses three categories: Data Center Devices and Solutions (capacity and performance enterprise hard disk drives (“HDD”), enterprise solid-state drives (“SSD”), data center software and system solutions); Client Devices (mobile, desktop, gaming and digital video hard drives, client SSDs, embedded products and wafers); and Client Solutions (removable products, hard drive content solutions and flash content solutions). We also generate license and royalty revenue related to our intellectual property which is included in each of the three categories.
Our fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Fiscal years 2017, which ends on June 30, 2017, and 2016, which ended July 1, 2016, are both comprised of 52 weeks, with all quarters presented consisting of 13 weeks.

Recent Developments
Debt Facilities
During the first quarter of 2017, we settled certain debt facilities and entered into new debt facilities at more favorable rates. The financing arrangement activities during the quarter were:

•	We paid in full, with accrued interest, our $3.0 billion short-term senior secured bridge credit agreement.

•
We settled our $3.750 billion U.S. Term Loan B tranche with a new issuance of a $3.0 billion seven-year U.S. dollar-denominated term loan (“U.S. Term Loan B-1”) at an interest rate lower than our U.S. Term Loan B tranche. Proceeds from this new loan and a voluntary cash prepayment of $750 million were used to settle our U.S. Term Loan B tranche.

•
We settled our €885 million Euro Term Loan B tranche with a new issuance of a €885 million seven-year Euro-denominated term loan (“Euro Term Loan B-1”) at an interest rate lower than our Euro Term Loan B tranche. Proceeds from this new loan were used to settle our Euro Term Loan B tranche.

•
We paid to the holders of our Convertible Notes (as defined below), for conversion and repurchase, $490 million of cash and 0.3 million shares of our common stock with an aggregate value of $16 million. In conjunction with the settlements, we received from the exercise of the related call options, $61 million of cash and 0.1 million shares of our common stock which had an aggregate value of $11 million.

For additional information regarding our debt facilities, see Part I, Item 1, Note 4, in this Quarterly Report on Form 10-Q.
Unis Joint Venture
In November 2015, we entered into an agreement to form a joint venture with Unisplendour Corporation Limited (“Unis”) to market and sell our current data center storage systems in China and to develop data storage systems for the Chinese market in the future. The joint venture became operational during the first quarter of 2017. The joint venture is 49% owned by us and 51% owned by Unis and its subsidiary, Unissoft (Wuxi) Group Co. Ltd. The financial results of this joint venture did not have a material impact on our condensed consolidated financial statements for the first quarter of 2017.

Results of Operations
First Quarter Overview
The following table sets forth, for the periods presented, selected summary information from our condensed consolidated statements of operations by dollars and percentage of net revenue:

	Three Months Ended
	September 30, 2016		October 2, 2015		% Change
	(in millions, except percentages)
Revenue, net	$4,714	100.0%	$3,360	100.0%	40%
Gross profit	1,335	28.3	955	28.4	40
Total operating expenses	1,103	23.4	633	18.8	74
Operating income	232	4.9	322	9.6	(28)
Net income (loss)	(366)	(7.8)	283	8.4	(229)
The following is a summary of our financial performance for the first quarter of 2017 compared to the first quarter of 2016:

•
Net revenue increased by 40.3% to $4.7 billion on higher revenues related to our NAND-flash memory products due primarily to our acquisition of SanDisk Corporation (“SanDisk”), partially offset by lower HDD unit shipments, as compared to net revenue of $3.4 billion in the prior year.

•	Gross profit as a percentage of net revenue was 28.3%, as compared to 28.4% in the prior year.

•
Operating income decreased to $232 million, as compared to $322 million in the prior year. Operating income in the first quarter of 2017 included $263 million of amortization of intangible assets and $68 million of employee termination, contract terminations and other charges, as compared to $23 million and $56 million in the first quarter of 2016, respectively.

•
The first quarter of 2017 reflected a net loss of $366 million, or a loss of $1.28 per diluted share, as compared to net income of $283 million, or income of $1.21 per diluted share, in the prior year.

The following table sets forth, for the periods presented, summary information regarding unit shipments, average selling prices (“ASPs”) and net revenues by geography and channel:

	Three Months Ended
	September 30, 2016	October 2, 2015
	(in millions, except percentages and ASPs)
Revenue, net	$4,714	$3,360
HDD ASPs (per unit)	$61	$60
Revenues by Geography (%)
Americas	40%	30%
Europe, Middle East and Africa	16	21
Asia	44	49
Revenues by Channel (%)
Original Equipment Manufacturers	64%	67%
Distributors	17	21
Retailers	19	12
HDD Unit Shipments
PC	24	28
Non-PC	24	24
Total units shipped	48	52

Net Revenue
Net revenue for the three months ended September 30, 2016 increased $1.35 billion, or 40%, from the prior year, which reflects an increase from NAND-flash products from our acquisition of SanDisk, partially offset by lower HDD unit shipments. Total HDD shipments for the three months ended September 30, 2016 decreased to 48 million units, as compared to 52 million units in the prior year, primarily due to lower HDD shipments for personal computer (“PC”) and performance enterprise. This was partially offset by an increase in HDD ASP per unit of $1 from the prior year, primarily due to a change in product mix driven by increased capacity enterprise shipments.
For the three months ended September 30, 2016, no customer accounted for 10% or more of our net revenue. For the three months ended October 2, 2015, one customer, Hewlett-Packard Company, accounted for 13% of our net revenue. For the three months ended September 30, 2016 and October 2, 2015, our top 10 customers accounted for 43% and 44%, respectively, of our net revenue.
Consistent with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. For each of the three months ended September 30, 2016 and October 2, 2015, these programs represented 8% and 11% of gross revenues, respectively. These amounts generally vary according to several factors including industry conditions, seasonal demand, competitor actions, channel mix and overall availability of products. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue.
Net Revenue by Geography
Changes in the mix of net revenue by geography for the three months ended September 30, 2016, compared to the prior year, reflect the additional revenues from NAND-flash products from our acquisition of SanDisk which have a larger market in the Americas.
Net Revenue by Channel
Changes in the mix of net revenue by channel for the three months ended September 30, 2016, compared to the prior year, also reflect the increase in revenues from NAND-flash products from our acquisition of SanDisk which has a higher market presence in retail.
Gross Profit and Gross Margin
Gross profit for the three months ended September 30, 2016 was $1.3 billion, an increase of $380 million from the prior year driven by the increased revenues from NAND-flash products from our acquisition of SanDisk. Gross profit as a percentage of net revenue was 28.3% in the three months ended September 30, 2016, as compared to 28.4% in the prior year. Gross profit in the current year was negatively impacted by amortization expense on acquired intangible assets, acquisition related charges, and charges related to the implementation of cost-saving initiatives, which aggregated $249 million or 5.3% of revenue, compared to $17 million or 0.5% in the prior year. The current year costs were largely offset by higher margins on NAND-flash memory products, increased HDD ASPs, and cost improvements resulting from increased volumes and integration activities.
Operating Expenses

	Three Months Ended
	September 30, 2016		October 2, 2015
	Amount	% of Rev	Amount	% of Rev	% Change
	(in millions, except percentages)
Research and development	$639	13.6%	$385	11.5%	66%
Selling, general and administrative	396	8.4	192	5.7	106
Employee termination, asset impairment and other charges	68	1.4	56	1.7	21
Total operating expenses	$1,103	23.4	$633	18.8	74
The increase in research and development (“R&D”) expense in the three months ended September 30, 2016, compared to the prior year, was primarily related to our acquisition of SanDisk and continued development of NAND technology to complement our existing product offerings. These costs were partially offset by cost savings from our integration activities.

The increase in selling, general and administrative (“SG&A”) expense in the three months ended September 30, 2016, compared to the prior year, was primarily related to our acquisition of SanDisk. The current year also included an aggregate of $77 million in charges related to amortization expense on acquired intangible assets, acquisition related charges, and charges related to the implementation of cost-saving initiatives, compared to $9 million of such charges in the prior year. These costs were partially offset by cost savings from our integration activities.
Employee termination and other charges were $68 million in the three months ended September 30, 2016, an increase of $12 million from the prior year. The charges of $68 million for the three months ended September 30, 2016 consisted of $47 million of employee termination costs and $21 million of contract termination and other charges. The charges of $56 million for the three months ended October 2, 2015, consisted of $38 million of employee termination, $8 million of asset impairment and $10 million of contract termination and other charges. For additional information regarding employee termination, asset impairment and other charges, see Part I, Item 1, Note 15 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Interest and Other Income (Expense)

	Three Months Ended
	September 30, 2016		October 2, 2015
	Amount	% of Rev	Amount	% of Rev	% Change
	(in millions, except percentages)
Interest income	$5	0.1%	$5	0.1%	—%
Interest expense	(236)	(5.0)	(13)	(0.4)	**
Other income (expense), net	(272)	(5.8)	—	—	**
Total interest and other income (expense), net	$(503)	(10.7)	$(8)	(0.2)	**

**	Amount not meaningful.
Interest expense increased for the three months ended September 30, 2016, compared to the same period in 2016, primarily due to the additional debt issued in connection with the acquisition of SanDisk.
Other income (expense), net for the three months ended September 30, 2016 was primarily comprised of the write-off of debt issuance costs on the settlement of the original U.S. Term Loan B and Euro Term Loan B, and loss on the settlement of our convertible debt instruments.
Income Tax Expense

	Three Months Ended
	September 30, 2016		October 2, 2015
	Amount	% of Rev	Amount	% of Rev	% Change
	(in millions, except percentages)
Income tax expense	$95	2.0%	$31	0.9%	206%
Effective tax rate	(35)%		10%
Income tax expense of $95 million for the three months ended September 30, 2016 is attributable to discrete effects consisting of income tax expense from the integration of SanDisk of $90 million and a valuation allowance on acquired tax attributes of $109 million, partially offset by income tax benefit from deductible debt issuance costs, debt discounts and prepayment fees from the debt refinancing of $96 million and from decreases in our liability for unrecognized tax benefits due to lapses in the statute of limitations of $8 million. These discrete items are the primary drivers of the negative effective tax rate for the three months ended September 30, 2016.

The primary drivers for the difference between the effective tax rate for the three months ended September 30, 2016 and the U.S. Federal statutory rate of 35% are the discrete items described above, the current year generation of tax credits and tax holidays in Malaysia, the Philippines, Singapore and Thailand that expire at various dates from 2016 through 2029. For the three months ended October 2, 2015, the difference between the effective tax rate and the U.S. Federal statutory rate of 35% is primarily due to tax holidays in Malaysia, the Philippines, Singapore and Thailand that expire at various dates from 2016 through 2029.
We recognized a net decrease of $6 million in our liability for unrecognized tax benefits during the three months ended September 30, 2016. As of September 30, 2016, we had a liability recorded for unrecognized tax benefits of $485 million. Accrued interest and penalties related to unrecognized tax benefits as of September 30, 2016 was $78 million.
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
We believe that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. If any issues addressed in our tax examinations are resolved in a manner not consistent with management’s expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs. As of September 30, 2016, it is not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of our liability for unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of our tax returns.

Liquidity and Capital Resources
The following table summarizes our statements of cash flows for the three months ended September 30, 2016 and October 2, 2015:

	Three Months Ended
	September 30, 2016	October 2, 2015
	(in millions)
Net cash flow provided by (used in):
Operating activities	$440	$545
Investing activities	(202)	(273)
Financing activities	(4,312)	(215)
Net increase (decrease) in cash and cash equivalents	$(4,074)	$57
We believe our current cash, cash equivalents and cash generated from operations as well as our available credit facilities will be sufficient to meet our working capital, debt, dividend and capital expenditure needs for at least the next twelve months. Our ability to sustain our working capital position is subject to a number of risks that we discuss in Part II, Item 1A in this Quarterly Report on Form 10-Q.
The cash on hand and indebtedness used to finance our acquisition of SanDisk could cause us to place more reliance on cash generated from operations to pay principal and interest on our debt, thereby reducing the availability of our cash flow for working capital, capital expenditure needs, dividends, or to pursue other potential strategic plans.
During 2017, we expect cash used for purchases of property, plant and equipment, and net activity in Flash Ventures notes receivable and equity investments to be approximately $0.6 billion to $1.0 billion of our cash.
A total of $2.8 billion and $6.9 billion of our cash and cash equivalents was held outside of the U.S. as of September 30, 2016 and July 1, 2016, respectively. Our current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations or dividends to our shareholders pursuant to our quarterly cash dividend policy. In the event funds from foreign operations are needed in the U.S., any repatriation could result in the accrual and payment of additional U.S. income tax.
Operating Activities
Cash flow from operating activities consists of net income, adjusted for non-cash charges, plus or minus working capital changes. This represents our principal source of cash. Net cash used for working capital changes was $205 million for the first quarter of 2017, as compared to $28 million used for working capital changes in the first quarter of 2016.
Our working capital requirements primarily depend on the effective management of our cash conversion cycle, which measures how quickly we can convert our products into cash through sales. The cash conversion cycles for the three months ended September 30, 2016 and October 2, 2015 were as follows:

	Three Months Ended
	September 30, 2016	October 2, 2015
	(in days)
Days sales outstanding	39	44
Days in inventory	57	48
Days payables outstanding	(58)	(68)
Cash conversion cycle	38	24
For the three months ended September 30, 2016, our days sales outstanding (“DSOs”) decreased by 5 days, days in inventory (“DIOs”) increased by 9 days and days payables outstanding (“DPOs”) decreased by 10 days, as compared to the prior year. Changes in DSOs are generally due to the linearity of shipments. Changes in DIOs are generally related to the timing of inventory builds. Changes in DPOs are generally related to production volume and the timing of purchases during the period. From time to time, we modify the timing of payments to our vendors. We make modifications primarily to manage our vendor relationships and to manage our cash flows, including our cash balances. Generally, we make the payment term modifications through negotiations with our vendors or by granting to, or receiving from, our vendors’ payment term accommodations.

Investing Activities
Net cash used in investing activities in three months ended September 30, 2016 was $202 million, as compared to $273 million in the three months ended October 2, 2015. During the three months ended September 30, 2016, net cash used in investing activities primarily consisted of $184 million of capital expenditures and a net $27 million increase in notes receivable to and investments in Flash Ventures, partially offset by a net $9 million decrease in our investments in marketable securities. During the three months ended October 2, 2015, net cash used in investing activities primarily consisted of $151 million of capital expenditures and a net $112 million increase in investments in marketable securities.
Our cash equivalents are primarily invested in highly liquid money market funds that are invested in U.S. Treasury securities and U.S. Government Agency securities. In addition, we invest directly in U.S. Treasury securities, U.S. and International Government Agency securities, certificates of deposit, asset-backed securities, and corporate and municipal notes and bonds.
Financing Activities
Net cash used in financing activities was $4.3 billion in three months ended September 30, 2016, as compared to net cash used of $215 million in the three months ended October 2, 2015. During the three months ended September 30, 2016, net cash used in financing activities consisted of $8.2 billion to repay debt and $142 million to pay dividends on our common stock, partially offset by $4.0 billion of proceeds from debt, net of issuance costs, $61 million of proceeds from call options and a net $26 million provided by employee stock plans. During the three months ended October 2, 2015, net cash used in financing activities primarily consisted of $115 million to pay dividends on our common stock, $60 million to repurchase shares of our common stock and $31 million to repay debt.

Off-Balance Sheet Arrangements
Other than the commitments related to Flash Ventures, facility lease commitments incurred in the normal course of business and certain indemnification provisions (see “Contractual Obligations and Commitments” below), we do not have any other material off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets, or any other obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not included in the condensed consolidated financial statements. Additionally, we do not have an interest in, or relationships with, any special-purpose entities. For additional information regarding our off-balance sheet arrangements, see Part I, Item 1, Note 5 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Short and Long-term Liquidity
Contractual Obligations and Commitments
The following is a summary of our known contractual cash obligations and commercial commitments as of September 30, 2016:

	Total	1 Year (Remaining 9 months of 2017)	2-3 Years (2018-2019)	4-5 Years (2020-2021)	More than 5 Years (Beyond 2021)
	(in millions)
Long-term debt, including current portion	$13,370	$30	$597	$3,727	$9,016
Interest on debt	5,280	689	1,567	1,535	1,489
Flash Ventures and other related commitments(1)	5,174	1,431	2,231	1,135	377
Operating leases	304	77	142	48	37
Purchase obligations	457	448	9	—	—
Total	$24,585	$2,675	$4,546	$6,445	$10,919

(1)
Includes reimbursement for depreciation and lease payments on owned and committed equipment, funding commitments for loans and equity investments and reimbursement for other committed expenses, including R&D. Funding commitments assume no additional operating lease guarantees. Additional operating lease guarantees can reduce funding commitments.

Term Loans
In the first quarter ended September 30, 2016, we settled in full, $4.815 billion of term loans, which was composed of principal amounts of the $3.75 billion U.S. Term Loan B and the €885 million Euro Term Loan B, plus accrued interest. In connection with the settlement of the U.S. Term Loan B and Euro Term Loan B, we recognized $227 million in unamortized issuance cost and debt discount fees.
On August 17, 2016, we borrowed $3.0 billion under a new U.S. dollar-denominated term loan (“U.S. Term Loan B-1”) under the Credit Agreement (as defined blow) and used the proceeds of this new loan and cash of $750 million to prepay in full the U.S. Term Loan B previously outstanding under the Credit Agreement. The U.S. Term Loan B-1 has an interest rate equal to, at our option, either an adjusted LIBOR rate, subject to a 0.75% floor, plus 3.75% or a base rate plus 2.75% (4.50% at September 30, 2016). Principal payments of 0.25% are due quarterly and began on September 30, 2016 with the balance due on April 29, 2023.
On September 22, 2016, we borrowed €885 million under a new Euro-denominated term loan (“Euro Term Loan B-1”) under the Credit Agreement and used the proceeds of this new loan to prepay in full the Euro Term Loan B previously outstanding under the Credit Agreement. The Euro Term Loan B-1 has an interest rate equal to an adjusted EURIBOR rate, subject to a 0.75% floor, plus 3.25% (4.00% at September 30, 2016). Principal payments of Euro Term Loan B-1 of 0.25% are due quarterly and began on September 30, 2016 with the balance due on April 29, 2023.
Term Loan A and the revolving credit facility have a term of five years. Beginning in September 2017, we are required to make quarterly principal payments on Term Loan A totaling $206 million in 2018, $309 million in 2019, $413 million in 2020 and the remaining balance of $3.197 billion due in 2021. As of September 30, 2016, Term Loan A had an outstanding balance of $4.125 billion with a variable interest rate of 2.526%.
The term loans and the revolving credit loans under the Credit Agreement may be prepaid in whole or in part at any time without premium or penalty, subject to certain conditions, except that the term loans B-1 require us to pay a 1.0% prepayment fee if the loans thereunder are repaid in connection with certain “repricing” transactions on or before February 17, 2017, with respect to U.S. Term Loan B-1, and March 22, 2017, with respect to Euro Term Loan B-1.
Credit Agreement
On April 29, 2016, we entered into a new credit agreement (the “Credit Agreement”) that provided for a $4.125 billion Term Loan A, a $3.750 billion U.S. Term Loan B, a €885 million Euro Term Loan B and a $1.0 billion revolving credit facility.
The revolving credit facility includes a $200 million sublimit for letters of credit. As of September 30, 2016, the revolving credit facility was not drawn upon, and there was no outstanding balance.
The obligations under the Credit Agreement are guaranteed by HGST, Inc., WD Media, LLC, Western Digital (Fremont), LLC and Western Digital Technologies, Inc. (“WDT”) (together referred to as the “WD Guarantors”), and are secured on a first-priority basis by a lien on substantially all the assets and properties of the Company and the WD Guarantors, including all of the capital stock held by these entities (subject to a 65% limitation on pledges of capital stock of foreign subsidiaries and domestic holding companies of foreign subsidiaries), subject to certain exceptions.
Covenants
The Credit Agreement requires us to comply with certain financial covenants, such as a leverage ratio and an interest coverage ratio. In addition, the documents governing substantially all of our outstanding debt, including the Credit Agreement, require us to comply with customary covenants that limit or restrict our and our subsidiaries’ ability to incur liens and indebtedness; make certain restricted payments, acquisitions, investments, loans and guarantees; and enter into certain transactions with affiliates, mergers and consolidations. As of September 30, 2016, we were in compliance with these covenants.
Senior Notes
On April 13, 2016, we completed an offering of $1.875 billion aggregate principal amount of 7.375% senior secured notes due 2023 (the “Secured Notes”) and $3.350 billion aggregate principal amount of 10.500% senior unsecured notes due 2024 (the “Unsecured Notes” and, together with the Secured Notes, the “Notes”). We are not required to make principal payments on the Notes prior to their respective maturity dates, except that we may be required to offer to purchase the Notes upon the occurrence of a change of control (as defined in the indentures governing the Notes) or with the proceeds of certain non-ordinary course asset sales. Interest payments on the Notes are due semi-annually in arrears.

The obligations under the Notes are guaranteed by WD Guarantors, and the Secured Notes and related guarantees are secured on an equal and ratable basis by liens on the same assets that secure indebtedness under the Credit Agreement.
Convertible Notes
As of September 30, 2016, $37 million principal amount of the 0.5% Convertible Senior Notes due 2020 (“2020 Notes”) and less than of $1 million of principal amount the 1.5% Convertible Senior Notes due 2017 (“2017 Notes”) were outstanding. For the 2020 Notes that remain outstanding, the conversion rate is 10.9006 units of reference property per $1,000 principal amount of the 2020 Notes, corresponding to 2.6020 shares of our common stock and $735.79 in cash, subject to adjustments under the indenture. The 2020 Notes are not currently exchangeable into reference property.
Non-Guarantors
As of September 30, 2016, excluding intercompany transactions, our non-guarantor subsidiaries had $3 billion of aggregate total liabilities, all of which were structurally senior to the Notes and the related guarantees, and approximately $24 billion of consolidated assets. For the three months ended September 30, 2016, our non-guarantor subsidiaries accounted for $1.6 billion of net sales and less than $0.1 billion of operating income.
Flash Ventures
We are a 49.9% owner of each entity within Flash Ventures (Flash Partners, Ltd., Flash Alliance, Ltd., and Flash Forward, Ltd.), our business ventures with Toshiba Corporation (“Toshiba”) to develop and manufacture NAND flash memory products. These NAND flash memory products are manufactured by Toshiba at Toshiba’s Yokkaichi, Japan operations using the semiconductor manufacturing equipment owned or leased by Flash Ventures. This equipment is funded, or will be funded, by investments in, or loans to, Flash Ventures from us and Toshiba as well as through operating leases received by Flash Ventures from third-party banks and guaranteed by us and Toshiba. The entities within Flash Ventures purchase wafers from Toshiba at cost and then resell those wafers to us and Toshiba at cost plus a markup. We are contractually obligated to purchase half of Flash Ventures’ NAND wafer supply or pay for 50% of the fixed costs of Flash Ventures. We are not able to estimate our total wafer purchase obligations beyond our rolling three month purchase commitment because the price is determined by reference to the future cost to produce the semiconductor wafers. We are also committed to fund 49.9% to 50% of Flash Ventures’ investments to the extent that Flash Ventures’ operating cash flow is insufficient to fund these investments.
For semiconductor manufacturing equipment that is leased by Flash Ventures, we and Toshiba each guarantee, on an unsecured and several basis, 50% of the outstanding Flash Ventures’ lease obligations under lease agreements entered into by Flash Ventures. These lease obligations are denominated in Japanese yen and are noncancelable. Our lease obligation guarantees as of September 30, 2016, which reflects future payments and any lease adjustments, totaled $1.24 billion, based upon the Japanese yen to U.S. dollar exchange rate at September 30, 2016. The lease agreements contain certain covenants and cancellation events that are customary for Japanese lease facilities and that relate to Flash Ventures and each of the guarantors. The breach of a covenant or the occurrence of another cancellation event could result in an acceleration of Flash Ventures’ lease obligations. As of September 30, 2016, we were in compliance with all covenants under these Japanese lease facilities.
For additional information regarding Flash Ventures, see Part I, Item 1, Note 5 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Foreign Exchange Contracts
We purchase foreign exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. For a description of our current foreign exchange contract commitments, see Part I, Item 3, under the heading “Disclosure About Foreign Currency Risk,” and Part I, Item 1, Note 12 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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
Unrecognized Tax Benefits
As of September 30, 2016, the amount of unrecognized tax benefits, including related accrued interest and penalties, was $563 million, of which $420 million could result in potential cash payments. We are not able to provide a reasonable estimate of the timing of future tax payments related to these obligations. For additional information regarding our total tax liability for unrecognized tax benefits, see Part I, Item 1, Note 8 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Cash Dividend
Since the first quarter of 2014, we have issued a quarterly cash dividend. On August 3, 2016, we declared a cash dividend of $0.50 per share of our common stock to our stockholders of record as of September 30, 2016. The cash dividend of $143 million was paid on October 17, 2016. On November 3, 2016, we declared a cash dividend of $0.50 per share of our common stock to our stockholders of record as of December 30, 2016. The cash dividend will be paid on January 17, 2017. We may modify, suspend, or cancel our cash dividend policy in any manner and at any time.

Critical Accounting Policies and Estimates
We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires the use of judgments and estimates that affect the reported amounts of revenues, expenses, assets, liabilities and shareholders’ equity. We have adopted accounting policies and practices that are generally accepted in the industry in which we operate. If these estimates differ significantly from actual results, the impact to the condensed consolidated financial statements may be material.
There have been no material changes in our critical accounting policies and estimates since our fiscal year ended July 1, 2016. Please refer to Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 1, 2016 for a discussion of our critical accounting policies and estimates.

Recent Accounting Pronouncements
For a description of recently issued and adopted accounting pronouncements, including the respective dates of adoption and expected effects on our results of operations and financial condition, see Part I, Item 1, Note 2 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this item.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Disclosure About Foreign Currency Risk
Although the majority of our transactions are in U.S. dollars, some transactions are based in various foreign currencies. We purchase short-term, foreign exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on our results of operations. The contract maturity dates do not exceed 12 months. We do not purchase foreign exchange contracts for speculative or trading purposes. For additional information, see Part I, Item 1, Notes 10 and 12 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
As of September 30, 2016, we had outstanding the foreign exchange contracts presented in the following table. The changes in fair values of these foreign exchange contracts would be largely offset in other income (expense) by corresponding changes in the fair values of the foreign currency denominated monetary assets and liabilities.

	Contract Amount	Weighted Average Contract Rate(1)	Unrealized Gain (Loss)
	(in millions, except weighted average contract rate)
Foreign exchange contracts:
Cash flow hedges:
Japanese Yen	$697	109.34	$65
Malaysian Ringgit	151	4.12	(1)
Philippine Peso	44	47.40	(1)
Singapore Dollar	32	1.38	—
Thailand Baht	554	35.16	7
Fair value hedges:
British Pound Sterling	$11	0.76	$—
Euro	9	0.86	—
Japanese Yen	299	104.53	—
Malaysian Ringgit	15	4.08	—
Philippine Peso	24	48.33	—
Singapore Dollar	12	1.36	—
Thailand Baht	191	34.57	—

(1)	Expressed in units of foreign currency per U.S. dollar.
During the three months ended September 30, 2016 and October 2, 2015, total net realized transaction and foreign exchange contract currency gains and losses were not material to our condensed consolidated financial statements.
Notwithstanding our efforts to mitigate some foreign exchange risks, we do not hedge all of our foreign currency exposures, and there can be no assurance that our mitigating activities related to the exposures that we hedge will adequately protect us against risks associated with foreign currency fluctuations.

Disclosure About Other Market Risks
Variable Interest Rate Risk
Borrowings under our Term Loan A and our revolving credit facility bear interest at a rate per annum, at our option, of either an adjusted LIBOR rate (subject to a 0.0% floor) plus an applicable margin of 2.0% or at a base rate plus an applicable margin of 1.0%. The applicable margin for the borrowings under our Term Loan A Facility and our revolving credit facility will range, depending on our leverage, from 1.50% to 2.25% for LIBOR loans and from 0.50% to 1.25% for base rate loans.
Borrowings under the U.S. Term Loan B-1 tranche bear interest at a rate per annum, at our option, of an adjusted LIBOR rate, subject to a 0.75% floor, plus 3.75% or a base rate plus 2.75% (4.50% at September 30, 2016). Borrowings under the Euro Term Loan B-1 tranche bear interest at a rate per annum, at our option, equal to an adjusted EURIBOR rate, subject to a 0.75% floor, plus 3.25% (4.00% at September 30, 2016).
As of September 30, 2016, we had $8.1 billion of long-term variable rate debt outstanding, and a one percent increase in the variable rate of interest, subject to each loan specific floor, would have increased annual interest expense by $66 million.
For additional information regarding our term loans, see Part I, Item 1, Note 4 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Part II, Item 8, Note 3 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 1, 2016.

Item 4.	Controls and Procedures
As required by Rule 13a-15(b) promulgated by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.
There has been no change in our internal control over financial reporting during the first quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For a description of our legal proceedings, see Part I, Item 1, Note 6 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this item.

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

•
Impairment Charges. We test goodwill for impairment annually as of the first day of our fourth quarter and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. Negative or uncertain global economic conditions could result in circumstances, such as a sustained decline in our stock price and market capitalization or a decrease in our forecasted cash flows, indicating that the carrying value of our long-lived assets or goodwill may be impaired. If we are required to record a significant charge to earnings in our consolidated financial statements because of an impairment of our long-lived assets or goodwill, our results of operations will be adversely affected. For example, given the recent volatility of our market capitalization, it is possible that our goodwill could become impaired in the near term which could result in a material charge and adversely affect our results of operations and financial condition.

Integrating SanDisk Corporation’s (“SanDisk”) operations with ours may be more difficult, costly or time consuming than expected and the anticipated benefits, synergies and cost savings of our recent acquisition of SanDisk (the “Merger”) may not be realized.
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
Achieving the benefits of the Merger will depend, in part, on our ability to integrate the business and operations of SanDisk successfully and efficiently with our business. The challenges involved in this integration, which will be complex and time-consuming, include, but are not limited to, the following:

•	difficulties entering new markets or manufacturing in new geographies where we have no or limited direct prior experience;

•	successfully managing relationships with our strategic partners, and our combined supplier and customer base;

•	coordinating and integrating independent research and development (“R&D”) and engineering teams across technologies and product platforms to enhance product development while reducing costs;

•	increased levels of investment in R&D, manufacturing capability and technology enhancement relating to SanDisk’s business;

•	successfully transitioning to 3-dimensional (“3D”) NAND and alternative technologies;

•	coordinating sales and marketing efforts to effectively position the combined company’s capabilities and the direction of product development;

•	difficulties in integrating the systems and processes of two companies with complex operations and multiple manufacturing sites;

•	the increased scale and complexity of our operations resulting from the Merger;

•	retaining key employees;

•	obligations that we will have to counterparties of SanDisk that arise as a result of the change in control of SanDisk; and

•	the diversion of management attention from other important business objectives.

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
In connection with the Merger, we substantially increased our indebtedness, which could adversely affect our ability to fulfill our obligations and have a negative impact on our financing options and liquidity position. As of September 30, 2016, our total indebtedness was $13.4 billion, and we had $1.0 billion of additional borrowing availability under our revolving credit facility.
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
We may from time to time seek to refinance the substantial indebtedness we incurred to finance the Merger by issuing additional shares of our common stock in one or more securities offerings. These securities offerings may dilute our existing shareholders, reduce the value of our common stock, or both. Because our decision to issue securities will depend on, among other things, market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future securities offerings. Thus, holders of our common stock bear the risk of our future offerings diluting and potentially reducing the value of our common stock. Refinancing our indebtedness may also require us to expense previous debt issuance costs or to incur new debt issuance costs.
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

As a result of MOFCOM’s decision, we immediately began planning for the integration of the substantial portions of our HGST and WD subsidiaries that we are now allowed to integrate (including corporate functions, R&D, recording heads and magnetic media operations, engineering and manufacturing). We expect this integration to continue through the end of calendar year 2017. Our integration efforts during this time may involve significant management time and create uncertainty for employees and customers. Any delays in the integration process could have a material adverse effect on our business, results of operations and financial condition. It is possible that the integration process could result in the loss of key employees, the loss of customers, the disruption of our company’s ongoing business or in unexpected integration issues, higher than expected integration costs and an overall integration process that takes longer than originally anticipated. Additionally, the integration of the operations of our HGST and Western Digital Technologies, Inc. (“WDT”) subsidiaries may also increase the risk that our internal controls are found to be ineffective. Further, until we are able to begin combining our HGST and WD product brands and sales teams on October 19, 2017, we will continue to incur additional costs to maintain separate brands and sales teams. These additional costs, along with any delay in the integration process or higher than expected integration costs or other integration issues, could adversely affect our ability to achieve the full operating expense synergies we expect from integration of the businesses of our HGST and WDT subsidiaries. Any failure to achieve the full operating expense synergies that we expect from this integration could harm our business and financial condition. Achieving these synergies is also subject to significant business, operational, economic and competitive uncertainties and contingencies, and we cannot assure you that any or all of these synergies will be achieved in the anticipated amounts or within the anticipated time frames or cost expectations or at all.
We participate in a highly competitive industry that is subject to declining average selling prices (“ASPs”), volatile gross margins and significant shifts in market share, all of which could adversely affect our operating results and financial condition.
Demand for our devices, software and solutions that we offer to our customers, which we refer to in this Item 1A as our “products”, depends in large part on the demand for systems (including personal computers (“PCs”) and mobile devices) manufactured by our customers and on storage upgrades to existing systems. The demand for systems has been volatile in the past and often has had an exaggerated effect on the demand for our products in any given period. The price of NAND flash memory is also influenced by, among other factors, the balance between supply and demand, including the effects of new fab capacity in the industry, macroeconomic factors, business conditions, technology transitions, conversion of industry DRAM capacity to NAND, conversion of 2-dimensional (“2D”) NAND capacity to 3D NAND or other actions taken by us or our competitors. The storage market has experienced periods of excess capacity, which can lead to liquidation of excess inventories and more intense price competition. If more intense price competition occurs, we may be forced to lower prices sooner and more than expected, which could adversely impact revenue and gross margins. In addition, we compete based on our ability to offer our customers competitive solutions that provide the most current and desired product and service features. We expect that competition will continue to be intense, and there is a risk that our competitors’ products may be less costly, provide better performance or include additional features when compared to our products. Our ASPs and gross margins also tend to decline when there is a shift in the mix of product sales, and sales of lower priced products increase relative to those of higher priced products. Further, we face potential gross margin pressures resulting from our ASPs declining more rapidly than our cost of goods sold. Rapid technological changes often reduce the volume and profitability of sales of existing products and increase the risk of inventory obsolescence. These factors, along with others, may also result in significant shifts in market share among the industry’s major participants, including a substantial decrease in our market share, all of which could adversely impact our operating results and financial condition.
Our failure to accurately forecast market and customer demand for our products, or to quickly adjust to forecast changes, could adversely affect our business and financial results or operating efficiencies.
The data storage industry faces difficulties in accurately forecasting market and customer demand for its products. The variety and volume of products we manufacture are based in part on these forecasts. Accurately forecasting demand has become increasingly difficult for us, our customers and our suppliers in light of the volatility in global economic conditions and industry consolidation, resulting in less availability of historical market data for certain product segments. Further, for many of our original equipment manufacturers (“OEMs”) utilizing just-in-time inventory, we do not generally require firm order commitments and instead receive a periodic forecast of requirements, which may prove to be inaccurate. In addition, because our products are designed to be largely interchangeable with competitors’ products, our demand forecasts may be impacted significantly by the strategic actions of our competitors. As forecasting demand becomes more difficult, the risk that our forecasts are not in line with demand increases. If our forecasts exceed actual market demand, then we could experience periods of product oversupply, excess inventory and price decreases, which could impact our financial performance. If market demand increases significantly beyond our forecasts or beyond our ability to add manufacturing capacity, then we may not be able to satisfy customer product needs, possibly resulting in a loss of market share if our competitors are able to meet customer demands. In addition, some of our components have long lead-times, requiring us to place orders several months in advance of anticipated demand. Such long lead-times increase the risk of excess inventory or loss of sales in the event our forecasts vary substantially from actual demand.

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

•
Cloud Computing. Consumers traditionally have stored their data on their PC, often supplemented with personal external storage devices. Most businesses also include similar local storage as a primary or secondary storage location. This storage is typically provided by hard disk drives (“HDDs”) and increasingly solid-state drives (“SSDs”). With cloud computing, applications and data are hosted, accessed and processed through a third-party provider over a broadband Internet connection, potentially reducing or eliminating the need for, among other things, significant storage inside the accessing electronic device. Even if we are successful at increasing revenues from sales to cloud computing customers, if we are not successful in manufacturing compelling products to address the cloud computing opportunity, demand for our products in these other markets may decrease and our financial results could be materially adversely affected. Demand for cloud computing solutions themselves may be volatile due to differing patterns of technology adoption and innovation, improved data storage efficiency by cloud computing service providers, and concerns about data protection by end users.

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
During the three months ended September 30, 2016, 43% of our revenue came from sales to our top 10 customers. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, often resulting in the allocation of risk to us as the supplier. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, if a customer is acquired by one of our competitors or if a key customer suffers financial hardship, our operating results and financial condition would likely be harmed.

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
We warrant the majority of our products for periods of one to five years. We test our products in our manufacturing facilities through a variety of means. However, our testing may fail to reveal defects in our products that may not become apparent until after the products have been sold into the market. In addition, our products may be used in a manner that is not intended or anticipated by us, resulting in potential liability. Accordingly, there is a risk that product defects will occur, which could require a product recall. Product recalls can be expensive to implement. As part of a product recall, we may be required or choose to replace the defective product. Moreover, there is a risk that product defects may trigger an epidemic failure clause in a customer agreement. If an epidemic failure occurs, we may be required to replace or refund the value of the defective product and to cover certain other costs associated with the consequences of the epidemic failure. In addition, product defects, product recalls or epidemic failures may cause damage to our reputation or customer relationships, lost revenue, indemnification for a recall of our customers’ products, warranty claims, litigation or loss of market share with our customers, including our OEM and original design manufacturers (“ODM”) customers. Our business liability insurance may be inadequate or future coverage may be unavailable on acceptable terms, which could adversely impact our operating results and financial condition.
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

A majority of our NAND flash memory is supplied by Flash Ventures, which limits our ability to respond to demand and supply changes. A failure to accurately forecast demand could cause us to over-invest or under-invest in technology transitions or the expansion of captive memory capacity in Flash Ventures. Over-investment could result in excess supply, which could cause significant decreases in our product prices, significant excess, obsolete or lower of cost or net realizable value inventory write-downs or under-utilization charges, and the potential impairment of our investments in Flash Ventures. On the other hand, if we or Toshiba under-invest in captive memory capacity or technology transitions, if we grow capacity more slowly than the rest of the industry, if our technology transitions do not occur on the timeline that we expect, if we encounter unanticipated difficulties in implementing these transitions, or if we implement technology transitions more slowly than our competitors, we may not have enough captive supply of the right type of memory or at all to meet demand on a timely and cost effective basis and we may lose opportunities for revenue, gross margin and share as a result. If our NAND memory supply is limited, we may make strategic decisions with respect to the allocation of our supply among our products and customers, and these strategic allocation decisions may result in less favorable gross margin in the short term or damage certain customer relationships. Growth of our NAND flash memory bit supply at a slower rate than the overall industry for an extended period of time would result in lowering our share which could limit our future opportunities and harm our financial results. We are also contractually obligated to pay for 50% of the fixed costs of Flash Ventures regardless of whether we purchase any wafers from Flash Ventures. Furthermore, purchase orders placed with Flash Ventures and under the foundry arrangements with Toshiba for up to three months are binding and cannot be canceled. Therefore, once our purchase decisions have been made, our production costs for flash memory are fixed, and we may be unable to reduce costs to match any subsequent declines in pricing or demand, which would harm our gross margin. Our limited ability to react to fluctuations in flash memory supply and demand makes our financial results particularly susceptible to variations from our forecasts and expectations.
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
We have entered into strategic relationships with various partners for future product development, sales growth and the supply of technologies, components, equipment and materials for use in our product design and manufacturing, including our relationships with Toshiba for NAND flash memory supply.  In addition, in the first quarter of 2017, our joint venture with Unisplendour Corporation Limited (“Unis”) to market and sell our current data center storage systems in China and to develop data storage systems for the Chinese market in the future became operational; the joint venture is 49% owned by us and 51% owned by Unis and its subsidiary, Unissoft (Wuxi) Group Co. Ltd.  Please see the risk factor entitled “Because we are dependent on a limited number of qualified suppliers for components, sub-assemblies, equipment, consumables, raw materials, and logistics, a supplier’s inability, unwillingness, or failure to support us in a timely manner with goods or services at a quality level and cost acceptable to us can adversely affect our margins, revenues and operating results,” for a further description of the risks associated with our reliance on external suppliers. These strategic relationships are subject to various risks that could adversely affect the value of our investments and our results of operations and financial condition. These risks include, but are not limited to, the following:

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
Our successful development of 3D NAND and alternative technologies, such as 3D resistive random-access memory (“ReRAM”), and transitioning our customers to these technologies in a timely and effective manner are crucial to continuing the cost reductions necessary to maintain adequate gross margin. In transitioning our 2D NAND manufacturing capacity to 3D NAND technology, we could experience delays or other challenges in the production ramp, qualification of wafers, shipment of samples to customers or customer approval process. 3D NAND and any new manufacturing node may be more susceptible to manufacturing yield issues. Manufacturing yield issues may not be identified during the development or production process or solved until an actual product is manufactured and tested, further increasing our costs. If our technology transitions, including the production ramp of 3D NAND technology, take longer, are more costly to complete than anticipated, or do not improve manufacturing yield or other manufacturing efficiencies, our flash memory costs may not remain competitive with other NAND flash memory producers or may not fall commensurate with declines in the price of NAND flash memory, which would harm revenues, our gross margin and operating results.
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
Historically, when the industry experiences a fundamental change in storage technologies or standards, any manufacturer that fails to successfully and timely adjust its designs and processes to accommodate the new technology or standard fails to remain competitive. There are some revolutionary technologies, such as current-perpendicular-to-plane giant magnetoresistance, shingle magnetic recording, heat-assisted magnetic recording, patterned magnetic media and advanced signal processing that, if implemented by a competitor on a commercially viable basis ahead of the industry, could put us at a competitive disadvantage. In addition, many companies, including some of our competitors, have developed or are attempting to develop alternative non-volatile technologies, including non-NAND technologies such as magnetorestitive RAM, ReRAM, 3D XPoint, phase change and Memristor, as well as NAND based vertical or stacked 3D memories based on charge trap, floating gate and other cell architecture. In embedded solutions, certain competitors have recently introduced a mobile storage standard referred to as Universal Flash Storage (“UFS”). In the data center market, certain competitors have recently introduced a non-volatile memory express (“NVMe”) product that can be used as a substitute for our PCIe solutions. In addition, a provider of processors and non-volatile memory solutions may be developing a new standard to attach ultra-low latency non-volatile memory to its processor memory bus, which it may choose not to license to its competitors, resulting in it being a single source provider of such non-volatile memory solutions. As a result of these shifts in technology and standards, we could incur substantial costs in developing new technologies, such as recording heads, magnetic media and tools, in adopting new standards or in investing in different capital equipment or manufacturing processes to remain competitive. If we fail to successfully implement these new technologies or standards, or if we are significantly slower than our competitors at implementing new technologies or standards, we may not be able to offer products with capacities and capabilities that our customers desire, which could harm our operating results.
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
In particular, as part of our growth strategy, we have made significant investments in active archive systems, which are designed to enable organizations to rapidly access massive long-term data stores. For example, our acquisition of Amplidata NV was partially driven by our strategy to expand in this area. We expect to continue to make significant investments in active archive systems. Our active archive systems may fail to gain market acceptance, or the market for active archive systems may not grow as we anticipate.

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
We seek to be an industry-leading developer, manufacturer and provider of innovative storage solutions, balancing our core hard drive and flash memory business with growing investments in newer areas that we believe will provide us with higher growth opportunities. Acquisitions of, investment opportunities in, or other significant transactions with companies that are complementary to our business are a key part of our overall business strategy. For example, we have completed the acquisitions of SanDisk (in May 2016), Amplidata NV (in March 2015), Virident Systems, Inc. (in October 2013) and sTec, Inc. (in September 2013). In order to pursue this part of our growth strategy successfully, we must continue to identify attractive acquisition or investment opportunities, successfully complete the transactions, some of which may be large and complex, and manage post-closing issues such as integration of the acquired company or employees. We may not be able to continue to identify or complete appealing acquisition or investment opportunities given the intense competition for these transactions. We are also subject to certain covenants in our debt agreements which place limits on our ability to complete acquisitions and investments. Even if we identify and complete suitable corporate transactions, we may not be able to successfully address any integration challenges in a timely manner, or at all. Failing to successfully integrate or realign our business to take advantage of efficiencies or reduce redundancies of an acquisition may result in not realizing all or any of the anticipated benefits of the acquisition. In addition, failing to achieve the financial model projections for an acquisition may result in the incurrence of impairment charges and other expenses, both of which could adversely impact our results of operations or financial condition. Acquisitions and investments may also result in the issuance of equity securities that may be dilutive to our stockholders and the issuance of additional indebtedness which would put additional pressure on liquidity. Furthermore, we may agree to provide continuing service obligations or enter into other agreements in order to obtain certain regulatory approvals of our corporate transactions, and failure to satisfy these additional obligations could result in our failing to obtain regulatory approvals or the imposition of additional obligations on us, any of which could adversely affect our business, financial condition and results of operations.
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
We are subject to the SEC’s diligence and disclosure requirements regarding the use and source of gold, tantalum, tin and tungsten, commonly referred to as 3TG or conflict minerals, which are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. These rules require us to determine and report annually whether such 3TG originated from the Democratic Republic of the Congo or an adjoining country. These rules could affect our ability to source components that contain 3TG, or 3TG generally, at acceptable prices and could impact the availability of such components or 3TG, since there may be only a limited number of suppliers of “conflict free” 3TG. Our customers, including our OEM customers, may require, and some of our customers have notified us that they require, that our products contain only conflict free 3TG, and our revenues and margins may be harmed if we are unable to meet this requirement at a reasonable price, or at all, or are unable to pass through any increased costs associated with meeting this requirement. Additionally, we may suffer reputational harm with our customers and other stakeholders and challenges from government regulators if our products are not conflict free or if we are unable to sufficiently verify the origins of the 3TG contained in our products through the due diligence procedures that we implement. We could incur significant costs to the extent that we are required to make changes to products, processes, or sources of supply due to the foregoing requirements or pressures. To the extent that conflict minerals legislation is adopted by the European Commission, Canada or any other jurisdiction, these risks could increase.
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
As of September 30, 2016, our total indebtedness was $13.4 billion, and we had $1.0 billion of additional borrowing availability under our revolving credit facility. Our ability to meet our expense and debt service obligations contained in our debt agreements will depend on our available cash and our future performance, which will be affected by financial, business, economic and other factors, including potential changes in laws or regulations, industry conditions, industry supply and demand balance, customer preferences, the success of our products and pressure from competitors. If we are unable to meet our debt service obligations or should we fail to comply with our financial and other restrictive covenants contained in the agreements governing our indebtedness, we may be required to refinance all or part of our debt, sell important strategic assets at unfavorable prices, incur additional indebtedness or issue common stock or other equity securities. We may not be able to, at any given time, refinance our debt, sell assets, incur additional indebtedness or issue equity securities on terms acceptable to us, in amounts sufficient to meet our needs or at all. If we are able to raise additional funds through the issuance of equity securities, such issuance would also result in dilution to our shareholders. Our inability to service our debt obligations or refinance our debt could have a material adverse effect on our business, operating results and financial condition. In addition, our debt obligations may limit our ability to make required investments in capacity, technology or other areas of our business, which could have a material adverse effect on our business, operating results and financial condition. Further, if we are unable to repay, refinance or restructure our secured indebtedness, the holder of such debt could proceed against the collateral securing that indebtedness.
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
Flash Ventures sells and leases back from a consortium of financial institutions (“lessors”) a portion of its equipment and Flash Ventures has entered into equipment lease agreements, of which we and Toshiba each guarantee half of the total outstanding obligations. As of September 30, 2016, the portion of outstanding Flash Ventures’ lease obligations covered by our guarantees totaled approximately $1.2 billion, based upon the Japanese yen to U.S. dollar exchange rate at September 30, 2016. The equipment lease agreements contain covenants and cancellation events that are customary for Japanese lease facilities and that relate to Flash Ventures and each of the guarantors. Cancellation events relating to the guarantors include, among other things, an assignment of all or a substantial part of a guarantor’s business and acceleration of other monetary debts of a guarantor above a specified threshold.
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
Our most recent evaluation resulted in our conclusion that as of September 30, 2016, in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our internal control over financial reporting was effective. If our internal control over financial reporting is found to be ineffective or if we identify a material weakness in our financial reporting in future periods, investors may lose confidence in the reliability of our financial statements, we may be required to restate our financial results, our access to capital markets may be limited, and we may be subject to sanctions from regulatory agencies and The NASDAQ Global Select Market, each of which may adversely affect our stock price.

From time to time we may become subject to income tax examinations or similar proceedings, and as a result we may incur additional costs and expenses or owe additional taxes, interest and penalties that may negatively impact our operating results.
We are subject to income taxes in the United States and certain foreign jurisdictions, and our determination of our tax liability is subject to review by applicable domestic and foreign tax authorities. For example, as we have previously disclosed, we are under examination by the Internal Revenue Service for certain fiscal years and in connection with that examination, we received a Revenue Agent’s Report seeking certain adjustments to income as disclosed in Part I, Item 1, Note 8 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Although we believe our tax positions are properly supported, the final timing and resolution of any tax examinations are subject to significant uncertainty and could result in our having to pay amounts to the applicable tax authority in order to resolve examination of our tax positions, which could result in an increase or decrease of our current estimate of unrecognized tax benefits and may negatively impact our financial position, results of operations or cash flows.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The exhibits listed in the Exhibit Index (following the signature page of the Quarterly Report on Form 10-Q) are filed with, or incorporated by reference in, this Quarterly Report on Form 10-Q, as specified in the Exhibit List, from exhibits previously filed with the Securities and Exchange Commission. Certain agreements listed in the Exhibit Index that we have filed or incorporated by reference may contain representations and warranties by us or our subsidiaries. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in our public disclosures, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe the actual state of affairs at the date hereof and should not be relied upon.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN DIGITAL CORPORATION

By:	/s/ MARK P. LONG
Mark P. Long
President WD Capital, Chief Strategy Officer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Dated: November 8, 2016

EXHIBIT INDEX

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of October 21, 2015, among Western Digital Corporation, Schrader Acquisition Corporation and SanDisk Corporation (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on October 26, 2015)±

3.1
Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 8, 2006)

3.2
Amended and Restated By-Laws of Western Digital Corporation, as amended effective as of November 14, 2013 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on November 14, 2013)

10.1
Separation and General Release Agreement, dated August 3, 2016, between Western Digital Technologies, Inc. and Olivier C. Leonetti (Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K (File No. 1-08703) with the Securities and Exchange Commission on August 29, 2016)*

10.2
Amendment No. 1, dated as of August 17, 2016, to the Loan Agreement dated as of April 29, 2016, by and among Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the lenders party thereto and the other loan parties thereto (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on August 18, 2016)

10.3
Amendment No. 2, dated as of September 22, 2016, to the Loan Agreement dated as of April 29, 2016, as amended by Amendment No. 1, dated as of August 17, 2016, by and among Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the lenders party thereto and the other loan parties thereto (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on September 22, 2016)

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

±
Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission.