Form 10-Q
period 2016-12-30
WESTERN DIGITAL CORP
filed 2017-02-07
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2016
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-8703

WESTERN DIGITAL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0956711
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5601 Great Oaks Parkway San Jose, California	95119
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (408) 717-6000

3355 Michelson Drive, Suite 100, Irvine, California 92612
(Former name, former address and former fiscal year, if changed since last report)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of the close of business on February 3, 2017, 288,070,433 shares of common stock, par value $0.01 per share, were outstanding.

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

WDC, a Delaware corporation, is the parent company of our data storage business. Our principal executive offices are located at 5601 Great Oaks Parkway, San Jose, California 95119. Our telephone number is (408) 717-6000, and our website is www.westerndigital.com. The information on our website is not incorporated in this Quarterly Report on Form 10-Q.

Western Digital, WD, the WD logo and SanDisk are registered trademarks or trademarks of Western Digital or its affiliates in the U.S. and/or other countries. All other trademarks, registered trademarks and/or service marks, indicated or otherwise, are the property of their respective owners.

Forward-Looking Statements

This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning:

•	expectations concerning the anticipated benefits of our acquisition of SanDisk Corporation;

•	expectations regarding the integration of our HGST and WD subsidiaries following the decision by the Ministry of Commerce of the People’s Republic of China in October 2015;

•	expectations regarding our business strategy, our ability to execute that strategy and its intended benefits;

•	our plans to develop and invest in new products and expand into new storage markets and into emerging economic markets;

•	our quarterly cash dividend policy;

•	expectations regarding the outcome of legal proceedings in which we are involved;

•	expectations regarding the repatriation of funds from our foreign operations;

•	our beliefs regarding tax benefits and the timing of future payments, if any, relating to the unrecognized tax benefits, and the adequacy of our tax provisions;

•	expectations regarding capital investments and sources of funding for those investments; and

•	our beliefs regarding the sufficiency of our available liquidity to meet our working capital, debt, dividend and capital expenditure needs.

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

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	December 30, 2016	July 1, 2016
ASSETS
Current assets:
Cash and cash equivalents	$4,940	$8,151
Short-term investments	161	227
Accounts receivable, net	2,004	1,461
Inventories	2,085	2,129
Other current assets	416	616
Total current assets	9,606	12,584
Property, plant and equipment, net	3,238	3,503
Notes receivable and investments in Flash Ventures	1,082	1,171
Goodwill	10,005	9,951
Other intangible assets, net	4,469	5,034
Other non-current assets	575	619
Total assets	$28,975	$32,862
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,012	$1,888
Accounts payable to related parties	175	168
Accrued expenses	1,001	995
Accrued compensation	581	392
Accrued warranty	190	172
Bridge loan	—	2,995
Current portion of long-term debt	129	339
Total current liabilities	4,088	6,949
Long-term debt	12,944	13,660
Other liabilities	1,211	1,108
Total liabilities	18,243	21,717
Commitments and contingencies (Notes 6, 8, 10 and 14)
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized — 5 shares; issued and outstanding — none	—	—
Common stock, $0.01 par value; authorized — 450 shares; issued — 312 shares; outstanding — 288 shares and 284 shares, respectively	3	3
Additional paid-in capital	4,574	4,429
Accumulated other comprehensive income (loss)	(197)	103
Retained earnings	8,411	8,848
Treasury stock — common shares at cost; 24 shares and 28 shares, respectively	(2,059)	(2,238)
Total shareholders’ equity	10,732	11,145
Total liabilities and shareholders’ equity	$28,975	$32,862
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
Revenue, net	$4,888	$3,317	$9,602	$6,677
Cost of revenue	3,355	2,411	6,734	4,816
Gross profit	1,533	906	2,868	1,861
Operating expenses:
Research and development	585	389	1,224	774
Selling, general and administrative	358	239	754	431
Employee termination, asset impairment and other charges	45	27	113	83
Total operating expenses	988	655	2,091	1,288
Operating income	545	251	777	573
Interest and other income (expense):
Interest income	5	5	10	9
Interest expense	(205)	(13)	(441)	(26)
Other income (expense), net	(24)	1	(296)	2
Total interest and other expense, net	(224)	(7)	(727)	(15)
Income before taxes	321	244	50	558
Income tax expense (benefit)	86	(7)	181	24
Net income (loss)	$235	$251	$(131)	$534
Income (loss) per common share
Basic	$0.82	$1.08	$(0.46)	$2.31
Diluted	$0.80	$1.07	$(0.46)	$2.28
Weighted average shares outstanding:
Basic	286	232	285	231
Diluted	294	234	285	234

Cash dividends declared per share	$0.50	$0.50	$1.00	$1.00
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
Net income (loss)	$235	$251	$(131)	$534
Other comprehensive income (loss), before tax:
Actuarial pension gain	1	—	6	—
Foreign currency translation adjustment	(186)	—	(169)	—
Net unrealized gain (loss) on foreign exchange contracts	(136)	38	(140)	13
Net unrealized loss on available-for-sale securities	—	(2)	—	(1)
Total other comprehensive income (loss), before tax	(321)	36	(303)	12
Income tax benefit related to items of other comprehensive income (loss), before tax	9	—	3	—
Other comprehensive income (loss), net of tax	(312)	36	(300)	12
Total comprehensive income (loss)	$(77)	$287	$(431)	$546
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	December 30, 2016	January 1, 2016
Cash flows from operating activities
Net income (loss)	$(131)	$534
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	1,022	488
Stock-based compensation	201	79
Deferred income taxes	117	15
Loss on disposal of assets	10	6
Write-off of issuance costs and amortization of debt discounts	258	2
Loss on settlement of convertible debt	5	—
Non-cash portion of employee termination, asset impairment and other charges	13	18
Other non-cash operating activities, net	42	—
Changes in:
Accounts receivable, net	(540)	(118)
Inventories	52	127
Accounts payable	180	(58)
Accounts payable to related parties	6	—
Accrued expenses	59	35
Accrued compensation	194	(15)
Other assets and liabilities, net	12	30
Net cash provided by operations	1,500	1,143
Cash flows from investing activities
Purchases of property, plant and equipment	(330)	(300)
Proceeds from the sale of equipment	1	—
Purchases of investments	(239)	(408)
Proceeds from sale of investments	55	266
Proceeds from maturities of investments	279	—
Investments in Flash Ventures	(20)	—
Notes receivable issuances to Flash Ventures	(309)	—
Notes receivable proceeds from Flash Ventures	259	—
Strategic investments and other, net	(12)	(12)
Net cash used in investing activities	(316)	(454)
Cash flows from financing activities
Issuance of stock under employee stock plans	90	54
Taxes paid on vested stock awards under employee stock plans	(40)	(44)
Excess tax benefits from employee stock plans	56	(6)
Proceeds from acquired call option	61	—
Repurchases of common stock	—	(60)
Dividends paid to shareholders	(284)	(231)
Repayment of debt	(8,254)	(63)
Proceeds from debt	3,992	—
Debt issuance costs	(7)	—
Net cash used in financing activities	(4,386)	(350)
Effect of exchange rate changes on cash	(9)	—
Net increase (decrease) in cash and cash equivalents	(3,211)	339
Cash and cash equivalents, beginning of year	8,151	5,024
Cash and cash equivalents, end of period	$4,940	$5,363
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$43	$21
Cash paid for interest	$299	$22
Supplemental disclosure of non-cash investing and financing activities:
Accrual of cash dividend declared	$144	$116
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

Reclassifications

Certain prior year amounts have been reclassified in the condensed consolidated statements of operations and condensed consolidated statements of cash flows to conform to the current year presentation.

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

Accounts receivables

From time to time, in connection with factoring agreements, the Company sells trade accounts receivable without recourse to third party purchasers in exchange for cash. During the three and six months ended December 30, 2016 and the three months ended January 1, 2016, the Company did not sell any trade accounts receivables. During the six months ended January 1, 2016, the Company sold trade accounts receivable and received cash proceeds of $200 million. The discounts on the trade accounts receivables sold during the six months ended January 1, 2016 were not material and were recorded within Other income (expense), net in the condensed consolidated statements of operations.

Inventories

	December 30, 2016	July 1, 2016
	(in millions)
Inventories:
Raw materials and component parts	$586	$569
Work-in-process	617	589
Finished goods	882	971
Total inventories	$2,085	$2,129

Property, Plant and Equipment

	December 30, 2016	July 1, 2016
	(in millions)
Property, plant and equipment:
Land and buildings	$1,871	$1,900
Machinery and equipment	7,064	6,915
Software	174	155
Furniture and fixtures	52	110
Leasehold improvements	314	307
Construction-in-process	119	245
Property, plant and equipment, gross	9,594	9,632
Accumulated depreciation	(6,356)	(6,129)
Property, plant and equipment, net	$3,238	$3,503

Goodwill

Carrying Amount
(in millions)
Balance at July 1, 2016	$9,951
Purchase price adjustments to goodwill	60
Foreign currency translation adjustment	(6)
Balance at December 30, 2016	$10,005

The purchase price adjustments resulted from adjustments to the assessment of fair value for certain acquired intangible assets; inventory; property, plant and equipment; and a portion of the deferred tax liability related to the acquisition of SanDisk Corporation (“SanDisk”).

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Intangible Assets

	December 30, 2016	July 1, 2016
	(in millions)
Finite-lived intangible assets	$5,203	$3,539
In-process research and development	695	2,435
Accumulated amortization	(1,429)	(940)
Intangible assets, net	$4,469	$5,034

Acquired in-process research and development (“IPR&D”) is accounted for as an indefinite-lived intangible asset. Upon completion of development, IPR&D is considered to be an amortizable finite-lived intangible asset. During the three months ended December 30, 2016, the Company reclassified $1.7 billion of acquired IPR&D to existing technology and commenced amortization over an estimated useful life of 4 years.

Product Warranty Liability

Changes in the warranty accrual were as follows:

	Three Months Ended		Six Months Ended
	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
	(in millions)
Warranty accrual, beginning of period	$277	$218	$279	$221
Charges to operations	44	43	91	88
Utilization	(35)	(40)	(80)	(94)
Changes in estimate related to pre-existing warranties	27	4	23	10
Warranty accrual, end of period	$313	$225	$313	$225

The long-term portion of the warranty accrual classified in other liabilities was $123 million and $107 million as of December 30, 2016 and July 1, 2016, respectively.

Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) (“OCI”), net of tax refers to expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income. The following table illustrates the changes in the balances of each component of accumulated other comprehensive income (loss) (“AOCI”):

	Actuarial Pension Gains (Losses)	Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Foreign Exchange Contracts	Total AOCI
	(in millions)
Balance at July 1, 2016	$(45)	$74	$74	$103
OCI before reclassifications	6	(169)	(98)	(261)
Amounts reclassified from AOCI	—	—	(42)	(42)
Income tax benefit (expense) related to items of OCI	(2)	5	—	3
Net current-period OCI	4	(164)	(140)	(300)
Balance at December 30, 2016	$(41)	$(90)	$(66)	$(197)

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table illustrates the significant amounts of each component reclassified out of AOCI to the condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
AOCI Component	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016	Statement of Operations Line Item
	(in millions)
Unrealized holding gain (loss) on cash flow hedging activities:
Foreign exchange contracts	$16	$(25)	$40	$(53)	Cost of revenue
Foreign exchange contracts	—	—	2	—	Research and development
Unrealized holding gain (loss) on cash flow hedging activities	16	(25)	42	(53)
Total reclassifications for the period	$16	$(25)	$42	$(53)

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 4.	Fair Value Measurements and Investments

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

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 30, 2016 and July 1, 2016, and indicate the fair value hierarchy of the valuation techniques utilized to determine such values:

	December 30, 2016
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents:
Money market funds	$1,381	$—	$—	$1,381
Certificates of deposit	—	8	—	8
Total cash equivalents	1,381	8	—	1,389
Short-term investments:
Certificates of deposit	—	137	—	137
Corporate notes and bonds	—	13	—	13
Asset-backed securities	—	7	—	7
Municipal notes and bonds	—	4	—	4
Total short-term investments	—	161	—	161
Long-term investments:
U.S. Treasury securities	2	—	—	2
U.S. Government agency securities	—	5	—	5
International government securities	—	1	—	1
Corporate notes and bonds	—	64	—	64
Asset-backed securities	—	10	—	10
Municipal notes and bonds	—	5	—	5
Total long-term investments	2	85	—	87
Foreign exchange contracts	—	4	—	4
Total assets at fair value	$1,383	$258	$—	$1,641
Liabilities:
Foreign exchange contracts	$—	$178	$—	$178
Exchange option	—	—	1	1
Total liabilities at fair value	$—	$178	$1	$179

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

During the three and six months ended December 30, 2016 and January 1, 2016, the Company had no transfers of financial assets and liabilities between Level 1 and Level 2.

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The fair value measurement of the call options and exchange options arising from the Company’s Convertible Notes (as defined in Note 6 to the condensed consolidated financial statements) which are not actively traded, is determined using unobservable inputs (Level 3). These inputs include (i) the estimated amount and timing of settlement of the underlying debt; (ii) the probability of the achievement of the factor(s) on which the settlement is based; (iii) the risk-adjusted discount rate based on the expected term to maturity of the debt; and (iv) the economic incentive for holders to exercise their exchange option. Significant increases or decreases in any of those inputs in isolation could result in a significantly lower or higher fair value measurement.

There were no transfers of call options or exchange options out of Level 3 for the three and six months ended December 30, 2016.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following is a reconciliation of the call options reported in Other current assets and Other non-current assets in the Company’s condensed consolidated balance sheet as of December 30, 2016.

	2017 Call Options	2020 Call Options	Total
	(in millions)
Fair value at July 1, 2016	$70	$1	$71
Net realized loss	—	(1)	(1)
Redemptions	(70)	—	(70)
Fair value at December 30, 2016	$—	$—	$—

The following is a reconciliation of the exchange options reported in Accrued expenses and Other liabilities in the Company’s condensed consolidated balance sheet as of December 30, 2016.

	2017 Exchange Options	2020 Exchange Options	Total
	(in millions)
Fair value at July 1, 2016	$87	$68	$155
Net realized gain	(3)	(31)	(34)
Redemptions	(83)	(46)	(129)
Net unrealized loss	—	9	9
Fair value at December 30, 2016	$1	$—	$1

Financial Instruments Not Carried at Fair Value

For financial instruments where the carrying value (which includes principal adjusted for any unamortized issuance costs, and discounts or premiums) differs from fair value (which is based on quoted market prices), the following table represents the related carrying value and fair value for each of the Company’s outstanding financial instruments. Each of the financial instruments presented below was categorized as Level 2 for all periods presented, based on the frequency of trading immediately prior to the end of the second quarter of 2017 and the fourth quarter of 2016, respectively.

	December 30, 2016		July 1, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Secured Notes	$1,831	$2,093	$1,828	$2,044
Unsecured Notes	3,237	3,978	3,229	3,575
Term Loan A	4,068	4,120	4,061	4,161
U.S. Term Loan B	—	—	3,546	3,773
U.S. Term Loan B-1	2,980	3,028	—	—
Euro Term Loan B(1)	—	—	960	981
Euro Term Loan B-1(1)	927	946	—	—
Bridge Loan	—	—	2,995	3,000
Convertible Debt 2017	—	—	124	125
Convertible Debt 2020	30	31	251	264
Total	$13,073	$14,196	$16,994	$17,923

(1)	Euro Term Loan B and Euro Term Loan B-1 outstanding principal amounts as of December 30, 2016 and July 1, 2016 were based upon the Euro to U.S. dollar exchange rate as of those respective dates.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Cost Method Investments

From time to time, the Company enters into certain strategic investments for the promotion of business and strategic objectives. As of December 30, 2016 and July 1, 2016, the Company had aggregate net investments under the cost method of accounting of $139 million and $135 million, respectively, and these investments consisted of privately-held equity securities without a readily determinable fair value. The Company has determined that it is not practicable to estimate the fair value of these investments. These privately-held equity investments are reported under Other non-current assets in the condensed consolidated balance sheets.

Available-for-Sale Securities

The cost basis of the Company’s investments classified as available-for-sale securities, individually and in the aggregate, approximated its fair value as of December 30, 2016 and January 1, 2016.

The cost basis and fair value of the Company’s investments classified as available-for-sale securities as of December 30, 2016, by remaining contractual maturity, were as follows:

	Cost Basis	Fair Value
	(in millions)
Due in less than one year (short-term investments)	$161	$161
Due in one to five years (included in other non-current assets)	88	87
Total	$249	$248

The Company determined available-for-sale securities had no material other-than-temporary impairments in the three and six months ended December 30, 2016.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 5.	Derivatives

The majority of the Company’s transactions are in U.S. dollars; however, some transactions are based in various foreign currencies. The Company purchases short-term, foreign exchange forward contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedging transactions is to minimize the impact of foreign currency fluctuations on the Company’s results of operations. These contract maturity dates do not exceed 12 months. All foreign exchange forward contracts are for risk management purposes only. The Company does not purchase foreign exchange forward contracts for speculative or trading purposes. As of December 30, 2016, the Company had outstanding foreign exchange forward contracts with commercial banks for British pound sterling, Euro, Japanese yen, Malaysian ringgit, Philippine peso, Singapore dollar and Thai baht, which were designated as either cash flow or fair value hedges.

If the derivative is designated as a cash flow hedge, the effective portion of the change in fair value of the derivative is initially deferred in AOCI, net of tax. These amounts are subsequently recognized into earnings when the underlying cash flow being hedged is recognized into earnings. Recognized gains and losses on foreign exchange forward contracts entered into for manufacturing-related activities are reported in cost of revenue and presented within cash flow from operations. Hedge effectiveness is measured by comparing the hedging instrument’s cumulative change in fair value from inception to maturity to the underlying exposure’s terminal value. The Company determined the ineffectiveness associated with its cash flow hedges to be immaterial to the condensed consolidated financial statements for the three and six months ended December 30, 2016 and January 1, 2016.

A change in the fair value of fair value hedges is recognized in earnings in the period incurred and is reported as a component of cost of revenue or operating expenses, depending on the nature of the underlying hedged item. All fair value hedges were determined to be effective as of December 30, 2016 and July 1, 2016. The changes in fair value on these contracts were immaterial to the condensed consolidated financial statements during the three and six months ended December 30, 2016 and January 1, 2016.

As of December 30, 2016, the net amount of unrealized gains with respect to the Company’s foreign exchange forward contracts that is expected to be reclassified into earnings within the next 12 months was $65 million. In addition, as of December 30, 2016, the Company did not have any foreign exchange forward contracts with credit-risk-related contingent features.

See Note 4 to the condensed consolidated financial statements for additional disclosures related to the fair value of the Company’s foreign exchange forward contracts.

Derivative Instruments

The fair value and balance sheet location of the Company’s derivative instruments were as follows:

	Derivative Assets Reported in
	Other Current Assets		Other Non-current Assets
	December 30, 2016	July 1, 2016	December 30, 2016	July 1, 2016
	(in millions)
Foreign exchange forward contracts designated	$2	$114	$—	$—
Foreign exchange forward contracts not designated	2	12	—	—
Call options	—	70	—	1
Total derivatives	$4	$196	$—	$1

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Derivative Liabilities Reported in
	Accrued Expenses		Other Liabilities
	December 30, 2016	July 1, 2016	December 30, 2016	July 1, 2016
	(in millions)
Foreign exchange forward contracts designated	$167	$23	$—	$—
Foreign exchange forward contracts not designated	11	—	—	—
Exchange option	1	141	—	14
Total derivatives	$179	$164	$—	$14

Netting Arrangements

The following table presents the gross amounts of the Company’s derivative instruments, amounts offset due to master netting arrangements with the Company’s various counterparties and the net amounts recognized in the condensed consolidated balance sheet as of December 30, 2016:

Derivatives Designated as Hedging Instruments	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Received or Pledged
	(in millions)
Foreign exchange forward contracts:
Financial assets	$2	$—	$2	$—	$—	$2
Financial liabilities	(167)	—	(167)	—	—	(167)
Total derivative instruments	$(165)	$—	$(165)	$—	$—	$(165)

The Company had a gross and net asset of $118 million and $114 million, respectively, and a gross and net liability of $27 million and $23 million, respectively, related to its derivative instruments outstanding as of July 1, 2016.

Effect of Foreign Exchange Forward Contracts on the Condensed Consolidated Statements of Operations

The impact of foreign exchange forward contracts on the consolidated financial statements was as follows:

	Three Months Ended
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives		Amount of Gain (Loss) Reclassified from AOCI into Earnings
	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
	(in millions)
Foreign exchange forward contracts	$(119)	$13	$16	$(25)

	Six Months Ended
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives		Amount of Gain (Loss) Reclassified from AOCI into Earnings
	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
	(in millions)
Foreign exchange forward contracts	$(97)	$(40)	$42	$(53)

The total net realized transaction and foreign exchange forward contract currency gains and losses were not material to the condensed consolidated financial statements for the three and six months ended December 30, 2016 and January 1, 2016.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 6.	Debt

Debt consisted of the following as of December 30, 2016 and July 1, 2016:

	December 30, 2016	July 1, 2016
	(in millions)
Variable interest rate Term Loan A maturing 2021	$4,125	$4,125
Variable interest rate U.S. Term Loan B maturing 2023	—	3,750
Variable interest rate U.S. Term Loan B-1 maturing 2023	2,985	—
Variable interest rate Euro Term Loan B maturing 2023(1)	—	987
Variable interest rate Euro Term Loan B-1 maturing 2023(1)	929	—
7.375% senior secured notes due 2023	1,875	1,875
10.500% senior unsecured notes due 2024	3,350	3,350
Convertible senior notes	35	439
Bridge loans	—	3,000
Total debt	13,299	17,526
Issuance costs and debt discounts	(226)	(532)
Subtotal	13,073	16,994
Less bridge loans and current portion of long-term debt	(129)	(3,334)
Long-term debt	$12,944	$13,660

(1)	Euro Term Loan B and Euro Term Loan B-1 outstanding principal amounts as of December 30, 2016 and July 1, 2016 were based upon the Euro to U.S. dollar exchange rate as of those respective dates.

Credit Agreement – Term Loans and Revolving Credit Facility

On April 29, 2016, the Company entered into a credit agreement (the “Credit Agreement”) that provided for a $4.125 billion Term Loan A, a $3.750 billion U.S. Term Loan B, a €885 million Euro Term Loan B and a $1.0 billion revolving credit facility. The revolving credit facility includes a $200 million sublimit for letters of credit.

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

On August 17, 2016, the Company borrowed $3.0 billion under a new U.S. dollar-denominated term loan (“U.S. Term Loan B-1”) under the Credit Agreement and used the proceeds of this new loan and cash of $750 million to prepay in full the U.S. Term Loan B previously outstanding under the Credit Agreement. The U.S. Term Loan B-1 has an interest rate equal to, at the Company’s option, either an adjusted LIBOR rate, subject to a 0.75% floor, plus 3.75% or a base rate plus 2.75% (4.52% as of December 30, 2016). Principal payments on U.S. Term Loan B-1 of 0.25% are due quarterly and began on September 30, 2016 with the balance due on April 29, 2023. The U.S. Term Loan B-1 issuance costs of $6 million are amortized to interest expense over the term of the loan. As of December 30, 2016, issuance costs of $5 million remain unamortized.

On September 22, 2016, the Company borrowed €885 million under a new Euro-denominated term loan (“Euro Term Loan B-1”) under the Credit Agreement and used the proceeds of this new loan to prepay in full the Euro Term Loan B previously outstanding under the Credit Agreement. The Euro Term Loan B-1 has an interest rate equal to an adjusted EURIBOR rate, subject to a 0.75% floor, plus 3.25% (4.00% as of December 30, 2016). Principal payments on Euro Term Loan B-1 of 0.25% are due quarterly and began on September 30, 2016 with the balance due on April 29, 2023. The Euro Term Loan B-1 issuance costs of $2 million are amortized to interest expense over the term of the loan. As of December 30, 2016, issuance costs of $2 million remain unamortized.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

As of December 30, 2016, the revolving credit facility was not drawn upon, and there was no outstanding balance.

Beginning in September 2017, the Company is required to make quarterly principal payments on Term Loan A totaling $206 million in 2018, $309 million in 2019, $413 million in 2020 and the remaining balance of $3.197 billion due in 2021. As of December 30, 2016, Term Loan A had an outstanding balance of $4.125 billion with a variable interest rate of 2.775%.

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

The term loans and the revolving credit loans under the Credit Agreement may be prepaid in whole or in part at any time without premium or penalty, subject to certain conditions, except that the U.S. Term Loan B-1 and the Euro Term Loan B-1 require the Company to pay a 1.0% prepayment fee if the loans thereunder are repaid in connection with certain “repricing” transactions on or before February 17, 2017, with respect to U.S. Term Loan B-1, and March 22, 2017, with respect to Euro Term Loan B-1.

The Credit Agreement requires the Company to comply with certain financial covenants, such as a leverage ratio and an interest coverage ratio. In addition, the documents governing substantially all of the Company’s outstanding debt, including the Credit Agreement, require the Company to comply with customary covenants that limit or restrict the Company’s and its subsidiaries’ ability to incur liens and indebtedness; make certain restricted payments, acquisitions, investments, loans and guarantees; and enter into certain transactions with affiliates, mergers and consolidations.

Additional Bridge Facility

On May 12, 2016, WDT entered into a short-term senior secured bridge credit agreement providing for $3.0 billion in aggregate principal amount of senior secured bridge loans. On July 21, 2016, the Company repaid in full the $3.0 billion aggregate principal amount outstanding, together with accrued interest.

Senior Notes

On April 13, 2016, the Company completed an offering of its $1.875 billion aggregate principal amount of 7.375% senior secured notes due 2023 (the “Secured Notes”) and $3.350 billion aggregate principal amount of 10.500% senior unsecured notes due 2024 (the “Initial Unsecured Notes”). On January 6, 2017, to fulfill the Company’s obligations under the registration rights agreement associated with the Initial Unsecured Notes, the Company commenced an exchange offer to exchange all of these outstanding unsecured notes for an equal principal amount of new 10.500% senior unsecured notes due 2024 (the “New Unsecured Notes”), with substantially the same terms as the Initial Unsecured Notes. The New Unsecured Notes are registered under the Securities Act of 1933, as amended, and have no transfer restrictions or rights to additional interest. On February 6, 2017, substantially all of the outstanding Initial Unsecured Notes were tendered in the exchange offer and accepted by the Company. The Initial Unsecured Notes, the New Unsecured Notes and the Secured Notes are collectively referred to as the “Notes”.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

During the three months ended December 30, 2016, the Company repurchased Convertible Notes for $3 million of cash. During the six months ended December 30, 2016, the Company paid to the holders of the Convertible Notes for conversion and repurchase, $493 million of cash and 0.3 million shares of the Company’s common stock with an aggregate value of $16 million.

As of December 30, 2016, $35 million principal amount of the 2020 Notes and an immaterial principal amount of the 2017 Notes were outstanding. For the 2020 Notes that remain outstanding, the conversion rate is 10.9006 units of reference property per $1,000 principal amount of the 2020 Notes, corresponding to 2.6020 shares of the Company’s common stock and $735.79 of cash, subject to adjustments under the indenture. The 2020 Notes are not currently exchangeable into reference property.

The Convertible Notes were bifurcated into a debt host and exchange option for accounting purposes. The exchange options are accounted for as a derivative liability because they are predominantly settled in cash. Changes in the fair value of the exchange options are reported, and will be reported until the Company extinguishes the related debt, in Other income (expense), net in the condensed consolidated statements of operations. The exchange options are measured and reported at fair value on a recurring basis, within Level 3 of the fair value hierarchy. The fair value of the unredeemed and unsettled exchange options was reported in Accrued expenses and Other liabilities in the condensed consolidated balance sheets. See Note 4 to the condensed consolidated financial statements for additional disclosures related to the fair values of the exchange options. For the three and six months ended December 30, 2016, the change in the fair value of the outstanding exchange options related to the Convertible Notes resulted in an immaterial gain.

In connection with the SanDisk acquisition, the Company assumed the outstanding call options entered into by SanDisk at the inception of the respective Convertible Notes, which were structured to reduce the potential economic dilution associated with the conversion of Convertible Notes. The call options are derivative instruments classified as an asset that result in the Company receiving cash and shares that partially offset the Company’s obligation upon conversion of the Convertible Notes. The fair value of the unredeemed and unsettled call options was reported in Other current assets and Other non-current assets in the condensed consolidated balance sheets. During the six months ended December 30, 2016, under the call options, the Company received $61 million of cash and 0.1 million shares of the Company’s common stock which had an aggregate value of $11 million. During the three and six months ended December 30, 2016, the Company recognized an immaterial non-cash loss related to the change in value in the outstanding call options. The value of the call options as of December 30, 2016 was immaterial.

The exchange and repurchase of the Convertible Notes and related settlement of the call options during the three and six months ended December 30, 2016 resulted in an immaterial net loss.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 7.	Pension and Other Post-Retirement Benefit Plans

The Company has pension and other post-retirement benefit plans in various countries. The Company’s principal pension plans are in Japan. All pension and other post-retirement benefit plans outside of the Company’s Japanese defined benefit pension plan (the "Japanese Plan") are immaterial to the Company’s condensed consolidated financial statements. The expected long-term rate of return on the Japanese Plan assets is 2.5%.

Obligations and Funded Status

The following table presents the unfunded status of the benefit obligations for the Japanese Plan were as follows:

	December 30, 2016	July 1, 2016
	(in millions)
Benefit obligations	$281	$326
Fair value of plan assets	190	212
Unfunded status	$91	$114

The following table presents the unfunded amounts related to the Japanese Plan as recognized on the Company’s condensed consolidated balance sheets:

	December 30, 2016	July 1, 2016
	(in millions)
Non-current liabilities	$91	$114
Net amount recognized	$91	$114

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 8.	Commitments, Contingencies and Related Parties

Flash Ventures

The Company’s business ventures with Toshiba Corporation (“Toshiba”) consist of three separate legal entities: Flash Partners Ltd. (“Flash Partners”), Flash Alliance Ltd. (“Flash Alliance”) and Flash Forward Ltd (“Flash Forward” and together with Flash Partners and Flash Alliance, referred to as “Flash Ventures”). The Company has a 49.9% ownership interest and Toshiba has a 50.1% ownership interest in each of these entities. Through Flash Ventures, the Company and Toshiba collaborate in the development and manufacture of NAND flash memory products, which are manufactured by Toshiba at its wafer fabrication facilities located in Yokkaichi, Japan, using semiconductor manufacturing equipment individually owned or leased by each Flash Ventures entity. The entities within Flash Ventures purchase wafers from Toshiba at cost and then resell those wafers to the Company and Toshiba at cost plus a markup.

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

The following table presents the notes receivable from, and equity investments in, Flash Ventures as of December 30, 2016 and July 1, 2016:

	December 30, 2016	July 1, 2016
	(in millions)
Notes receivable, Flash Partners	$145	$65
Notes receivable, Flash Alliance	138	235
Notes receivable, Flash Forward	248	263
Investment in Flash Partners	178	202
Investment in Flash Alliance	267	306
Investment in Flash Forward	106	100
Total notes receivable and investments in Flash Ventures	$1,082	$1,171

During the three and six months ended December 30, 2016, the Company made net payments to Flash Ventures of $766 million and $1.5 billion, respectively, for purchased NAND flash memory wafers and net loans and investments.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

As of December 30, 2016 and July 1, 2016, the Company had accounts payable balances due to Flash Ventures of $175 million and $168 million, respectively.

The Company’s maximum reasonably estimable loss exposure (excluding lost profits) as a result of its involvement with Flash Ventures, based upon the Japanese yen to U.S. dollar exchange rate at December 30, 2016, is presented below. Investments in Flash Ventures are denominated in Japanese yen and the maximum possible loss exposure excludes any cumulative translation adjustment due to revaluation from the Japanese yen to the U.S. dollar.

December 30, 2016
(in millions)
Notes receivable	$531
Equity investments	551
Operating lease guarantees	1,102
Prepayments	26
Maximum estimable loss exposure	$2,210

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

The following table presents the Company’s portion of the remaining guarantee obligations under the Flash Ventures’ lease facilities in both Japanese yen and U.S. dollar-equivalent based upon the Japanese yen to U.S. dollar exchange rate as of December 30, 2016.

	Lease Amounts
	(Japanese yen, in billions)	(U.S. dollar, in millions)
Total guarantee obligations	¥129	$1,102

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the end of the term of the Flash Ventures lease agreements, in annual installments as of December 30, 2016 in U.S. dollars based upon the Japanese yen to U.S. dollar exchange rate as of December 30, 2016:

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
	(in millions)
Year 1	$269	$47	$316
Year 2	230	—	230
Year 3	184	71	255
Year 4	108	58	166
Year 5	33	102	135
Total guarantee obligations	$824	$278	$1,102

The Company and Toshiba have agreed to mutually contribute to, and indemnify each other and Flash Ventures for, environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances. The Company has not made any indemnification payments, nor recorded any indemnification receivables, under any such agreements. As of December 30, 2016, no amounts have been accrued in the consolidated financial statements with respect to these indemnification guarantees.

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

Stock-based Compensation Expense

The following tables present the Company’s stock-based compensation for equity-settled awards and related tax benefit by type and financial statement line included in the Company’s condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
	(in millions)
Options	$11	$12	$23	$26
Employee stock purchase plan	1	1	9	6
Restricted stock units (1)	90	24	169	47
Subtotal	102	37	201	79
Tax benefit	(29)	(10)	(54)	(20)
Total	$73	$27	$147	$59

(1)	Restricted stock units (“RSUs”) include performance stock units (“PSUs”)

	Three Months Ended		Six Months Ended
	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
	(in millions)
Cost of revenue	$11	$4	$24	$9
Research and development	43	15	87	30
Selling, general and administrative	43	18	85	40
Restructuring	5	—	5	—
Subtotal	102	37	201	79
Tax benefit	(29)	(10)	(54)	(20)
Total	$73	$27	$147	$59

As of December 30, 2016, total compensation cost related to unvested stock options was $83 million and will be amortized on a straight-line basis over a weighted average service period of approximately 2.8 years. As of December 30, 2016, total compensation cost related to the Company’s Employee Stock Purchase Plan (“ESPP”) rights issued to employees but not yet recognized was $41 million and will be amortized on a straight-line basis over a weighted average service period of approximately 1.4 years.

As of December 30, 2016, the aggregate unamortized fair value of all unvested RSUs and PSUs was $611 million, which will be recognized on a straight-line basis over a weighted average vesting period of approximately 2.6 years, assuming the performance metrics are met for the PSUs.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Stock Option Activity

The following table summarizes stock option activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Options outstanding at July 1, 2016	9.0	$55.74	3.9	$60
Granted	2.8	44.83
Exercised	(1.5)	34.56
Canceled or expired	(0.6)	69.91
Options outstanding at December 30, 2016	9.7	54.86	4.4	187
Exercisable at December 30, 2016	4.8	53.61	2.8	101
Vested and expected to vest after December 30, 2016	9.4	55.00	4.3	180

As of December 30, 2016, the Company had options outstanding to purchase an aggregate of 6.6 million shares with an exercise price below the quoted price of the Company’s stock on that date resulting in an aggregate intrinsic value of $187 million at that date.

RSU and PSU Activity

The following table summarizes RSU and PSU activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in millions)
RSUs and PSUs outstanding at July 1, 2016	15.7	$41.92
Granted	5.5	45.23
Vested	(2.3)	62.49
Forfeited	(1.4)	44.06
RSUs and PSUs outstanding at December 30, 2016	17.5	42.82
Expected to vest after December 30, 2016	16.3	42.83

RSUs and PSUs are generally settled in an equal number of shares of the Company’s common stock at the time of vesting of the units. The aggregate value of RSUs and PSUs that became fully-vested during the six months ended December 30, 2016 was $117 million, determined as of the vest date.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

SARs Activity

As of December 30, 2016, all outstanding stock appreciation rights (“SARs”) issued to employees were fully vested and will be settled in cash upon exercise. The fair value of SARs is solely subject to market price fluctuations. The following table presents the adjustments to the fair market value of SARs for the three and six months ended December 30, 2016 and January 1, 2016:

	Three Months Ended		Six Months Ended
	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
	(in millions)
SAR expense (benefit)	$3	$(10)	$8	$(11)
Tax expense (benefit)	(1)	1	(2)	1
Total SAR expense (benefit)	$2	$(9)	$6	$(10)

The Company had a total liability of $24 million and $20 million related to SARs included in Accrued expenses in the Company’s condensed consolidated balance sheet as of December 30, 2016 and July 1, 2016, respectively. As of December 30, 2016, 0.4 million SARs were outstanding with a weighted average exercise price of $7.99.

Stock Repurchase Program

The Company’s Board of Directors (the “Board”) has authorized $5.0 billion for the repurchase of the Company’s common stock. The stock repurchase program is effective until February 3, 2020. The Company did not repurchase any shares of common stock during the three and six months ended December 30, 2016. The remaining amount available to be purchased under the Company’s stock repurchase program as of December 30, 2016 was $2.1 billion.

Dividends to Shareholders

On September 13, 2012, the Company announced that the Board had authorized the adoption of a quarterly cash dividend policy. Under the cash dividend policy, holders of the Company’s common stock receive dividends when and as declared by the Board. The Company paid $142 million in cash of dividends on July 15, 2016 relating to dividends declared on May 3, 2016 and paid $143 million in cash of dividends on October 17, 2016 relating to dividends declared on August 3, 2016.

On November 3, 2016, the Board declared a cash dividend for the quarter ended December 30, 2016 of $0.50 per share of the Company’s common stock, $0.01 par value per share. The cash dividend of $144 million was paid on January 17, 2017 to the Company’s shareholders of record as of December 30, 2016.

On February 1, 2017, the Board declared a cash dividend for the quarter ending March 31, 2017 of $0.50 per share of the Company’s common stock, $0.01 par value per share. The cash dividend will be paid on April 17, 2017 to shareholders of record as of March 31, 2017.

The Company may modify, suspend or cancel its cash dividend policy in any manner and at any time.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 10.	Income Tax Expense (Benefit)

The following table presents the income tax expense (benefit) and the effective tax rate:

	Three Months Ended		Six Months Ended
	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
	(in millions)
Income tax expense (benefit)	$86	$(7)	$181	$24
Effective tax rate	27%	(3)%	362%	4%

Income tax expense of $181 million for the six months ended December 30, 2016 is attributable primarily to discrete effects consisting of income tax expense from the integration of SanDisk of $90 million and a valuation allowance on acquired tax attributes of $109 million. Income tax expense related to the SanDisk integration is partially offset by income tax benefit from deductible debt issuance costs, debt discounts and prepayment fees from the debt refinancing of $96 million. These discrete items are the primary drivers of the effective tax rate for the six months ended December 30, 2016.

The primary drivers for the difference between the effective tax rate for the three and six months ended December 30, 2016 and the U.S. Federal statutory rate of 35% are the current year generation of tax credits, tax holidays in Malaysia, the Philippines, Singapore and Thailand that expire at various dates from 2016 through 2029, for both periods, and the discrete items described above for the six months ended December 30, 2016. For the three and six months ended January 1, 2016, the difference between the effective tax rate and the U.S. Federal statutory rate of 35% is primarily due to tax holidays in Malaysia, the Philippines, Singapore and Thailand that expire at various dates from 2016 through 2029.

In the six months ended December 30, 2016, the Company recorded a net decrease of $14 million in its liability for unrecognized tax benefits. As of December 30, 2016, the Company’s liability for unrecognized tax benefits was approximately $477 million. Accrued interest and penalties related to unrecognized tax benefits as of December 30, 2016 was $84 million.

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

The Company believes that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. If any issues addressed in the Company’s tax examinations are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of December 30, 2016, it is not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of the Company’s liability for unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of the Company’s tax returns.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 11.	Net Income (Loss) Per Common Share

The following table presents the computation of basic and diluted income (loss) per common share:

	Three Months Ended		Six Months Ended
	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
	(in millions, except per share data)
Net income (loss)	$235	$251	$(131)	$534
Weighted average shares outstanding:
Basic	286	232	285	231
Employee stock options, RSUs, PSUs, ESPP	8	2	—	3
Diluted	294	234	285	234
Income (loss) per common share
Basic	$0.82	$1.08	$(0.46)	$2.31
Diluted	$0.80	$1.07	$(0.46)	$2.28
Anti-dilutive potential common shares excluded(1)	5	6	13	4

(1)	For purposes of computing diluted income per common share, certain potentially dilutive securities have been excluded from the calculation because their effect would have been anti-dilutive.

The Company computes basic income per common share using net income and the weighted average number of common shares outstanding during the period. Diluted income per common share is computed using net income and the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include dilutive outstanding employee stock options, rights to purchase shares of common stock under the Company’s ESPP, awards of RSUs and PSUs, and exchange options related to the Company’s Convertible Notes.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 12.	Acquisitions

Fiscal 2016 Acquisition

In May 2016, the Company acquired SanDisk, a global leader in NAND flash storage solutions primarily to deepen the Company’s expertise in non-volatile memory and enable the Company to vertically integrate into NAND, securing long-term access to solid state technology at a lower cost.

Assets Acquired and Liabilities Assumed at Fair Value

During the six months ended December 30, 2016, the Company increased goodwill by $60 million due to an adjustment to the assessment of fair value for certain acquired intangible assets, inventory and property and equipment and a portion of the deferred tax liability. Management is continuing to assess the values assigned to the remaining assets acquired and liabilities assumed and may make further adjustments during the measurement period (through May 11, 2017) as further information becomes available. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill.

Pro Forma Financial Information

The financial information in the table below summarizes the combined results of operations for the Company and SanDisk, on a pro forma basis, as though the combination had occurred as of the beginning of 2016. The pro forma financial information for the periods presented includes the effects of adjustments related to amortization charges from acquired intangible assets, depreciation charges from acquired fixed assets, interest expenses from financing the acquisition, stock-based compensation expenses from the conversion of unvested equity awards and the elimination of certain expenses directly related to the transaction. The pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2016.

	Three Months Ended	Six Months Ended
	January 1, 2016	January 1, 2016
	(in millions, except per share amounts)
Revenue, net	$4,860	$9,672
Net income	190	288
Basic income per common share	$0.68	$1.03
Diluted income per common share	$0.67	$1.01

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 13.	Employee Termination, Asset Impairment and Other Charges

The Company recorded the following charges related to employee terminations benefits, asset impairment and other charges:

	Three Months Ended		Six Months Ended
	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
	(in millions)
Employee termination and other charges:
Restructuring Plan 2016	$19	$—	$46	$—
Closure of Foreign Manufacturing Facility	2	—	6	—
Business Realignment	7	27	44	75
Total employee termination and other charges	28	27	96	75
Stock-based compensation accelerations and adjustments
Restructuring Plan 2016	—	—	(1)	—
Business Realignment	4	—	5	—
Total stock-based compensation accelerations and adjustments	4	—	4	—
Asset impairment:
Closure of Foreign Manufacturing Facility	13	—	13	—
Business Realignment	—	—	—	8
Total asset impairment	13	—	13	8
Total employee termination and other charges, stock-based compensation adjustments and asset impairments	$45	$27	$113	$83

Restructuring Plan 2016

In 2016, the Company initiated a set of actions relating to the restructuring plan associated with the integration of substantial portions of its HGST and WD subsidiaries (“Restructuring Plan 2016”). Restructuring Plan 2016 consists of asset and footprint reduction, product road map consolidation and organization rationalization. In addition to the amounts recognized under Restructuring Plan 2016 for employee termination, asset impairments and other charges, as presented above, the Company recognized $4 million and $30 million in the three and six months ended December 30, 2016, respectively, of accelerated depreciation on facility assets in cost of revenue.

The following table presents an analysis of the components of the activity against the reserve during the six months ended December 30, 2016:

	Employee Termination Benefits	Contract Termination and Other	Total
	(in millions)
Accrual balance at July 1, 2016	$26	$—	$26
Charges	12	34	46
Cash payments	(30)	(32)	(62)
Accrual balance at December 30, 2016	$8	$2	$10

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Closure of Foreign Manufacturing Facility

In January 2016, the Company announced the closing of its head component front end wafer manufacturing facility in Odawara, Japan, in order to reduce manufacturing costs. During the six months ended December 30, 2016, the Company recognized employee termination benefits and contract termination and other charges of $6 million related to this closure. In addition, during the three months ended December 30, 2016, the Company recognized asset impairment charges of $13 million related to this closure based on a current estimation of fair value. As of December 30, 2016, the Company substantially completed all activities related to the closure of the facility. The following table presents an analysis of the components of the activity against the reserve during the six months ended December 30, 2016:

	Employee Termination Benefits	Contract Termination and Other	Total
	(in millions)
Accrual balance at July 1, 2016	$14	$—	$14
Charges	2	4	6
Cash payments	(15)	(7)	(22)
Non-cash items and other	(1)	3	2
Accrual balance at December 30, 2016	$—	$—	$—

Business Realignment

The Company periodically incurs charges as part of the integration process of recent acquisitions and to realign its operations with anticipated market demand. The following table presents an analysis of the components of the activity against the reserve during the six months ended December 30, 2016:

	Employee Termination Benefits	Contract Termination and Other	Total
	(in millions)
Accrual balance at July 1, 2016	$11	$3	$14
Charges	44	—	44
Cash payments	(51)	(1)	(52)
Non-cash items and other	6	—	6
Accrual balance at December 30, 2016	$10	$2	$12

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 14.	Legal Proceedings

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

Solely for purposes of this note, “WD” refers to Western Digital Corporation or one or more of its subsidiaries excluding HGST prior to the closing of the Company’s acquisition of HGST on March 8, 2012 (the “HGST Closing Date”) and SanDisk prior to the closing of the Company’s acquisition of SanDisk on May 12, 2016 (the “SanDisk Closing Date”). HGST refers to Hitachi Global Storage Technologies Holdings Pte. Ltd. or one or more of its subsidiaries as of the HGST Closing Date, and SanDisk refers to SanDisk Corporation or one or more of its subsidiaries as of the SanDisk Closing Date and “the Company” refers to Western Digital Corporation and all of its subsidiaries on a consolidated basis including HGST and SanDisk.

Intellectual Property Litigation

In June 2008, Convolve, Inc. (“Convolve”) filed a complaint with the U.S. District Court for the Eastern District of Texas against WD, HGST, and two other companies alleging infringement of U.S. Patent Nos. 6,314,473 and 4,916,635. The complaint sought unspecified monetary damages and injunctive relief. In October 2008, Convolve amended its complaint to allege infringement of only the ’473 patent. The ’473 patent allegedly relates to interface technology to select between certain modes of a disk drive’s operations relating to speed and noise. In July 2011, a verdict was rendered against WD and HGST in an amount that is not material to the Company’s financial position, results of operations or cash flows, for which the Company previously recorded an accrual. In March 2015, WD and HGST filed notices of appeal with the U.S. District Court for the Federal Circuit (“Federal Circuit”). In April 2015, Convolve filed a motion for reconsideration of the final judgment, and in May 2015, the Federal Circuit deactivated the appeal pending the District Court’s decision on reconsideration. WD and HGST intend to continue to defend themselves vigorously in this matter.

In May 2016, Lambeth Magnetic Structures, LLC (“Lambeth”) filed a complaint with the U.S. District Court for the Western District of Pennsylvania against WD and certain of its subsidiaries alleging infringement of U.S. Patent No. 7,128,988. The complaint seeks unspecified monetary damages and injunctive relief. The ’988 patent, entitled “Magnetic Material Structures, Devices and Methods,” allegedly relates to a magnetic material structure for hard disk drive devices.  The Company intends to defend itself vigorously in this matter.

In December 2016, Memory Technologies, LLC (“MTL”) filed two complaints – one with the International Trade Commission (“ITC”) and the other with the U.S. District Court for the Central District of California – against WD and certain of its subsidiaries alleging infringement of various patents. In the ITC complaint, MTL asserts that certain of the Company’s Secure Digital (“SD”) and microSD products infringe U.S. Patent Nos. RE45,452; RE45,486; 7,464,469; 9,063,850; and 8,307,180. The ITC complaint seeks an exclusion order barring the accused products, and components thereof, from entry into the U.S. On January 5, 2017, the ITC issued a notice of institution of investigation regarding the complaint. On February 6, 2017, the Company filed its response to the complaint. In the other complaint, MTL asserts that certain of the Company’s SD, microSD and/or eMMC products infringe the same patents asserted in the ITC complaint, as well as U.S. Patent Nos. 7,275,186; 7,827,370; and 7,739,487. The complaint seeks unspecified monetary damages. The Company intends to defend itself vigorously in these matters.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Antitrust

In June 2010, Ritz Camera & Image, LLC (“Ritz”) filed a complaint with the U.S. District Court for the Northern District of California, alleging that SanDisk violated federal antitrust laws by conspiring to monopolize and monopolizing the market for flash memory products. The lawsuit purports to be on behalf of direct purchasers of flash memory products sold by SanDisk and SanDisk-controlled joint ventures from June 2006 through the present. The complaint alleged that SanDisk created and maintained a monopoly by fraudulently obtaining patents and using them to restrain competition and by allegedly converting other patents for its competitive use. The complaint sought damages, injunctive relief, and fees and costs. In February 2011, the District Court granted in part SanDisk’s motion to dismiss, which resulted in Dr. Harari being dismissed as a defendant. Between 2013 and 2014, the District Court granted Ritz’s motion to substitute in as named plaintiff Albert Giuliano, the Chapter 7 Trustee of the Ritz bankruptcy estate, and the Trustee’s motions to add as named plaintiffs CPM Electronics Inc., E.S.E. Electronics, Inc. and Mflash, Inc. In May 2015, the District Court granted in part plaintiffs’ motion for class certification. In April 2016, the District Court granted SanDisk’s motion for summary judgment and entered judgment in SanDisk’s favor as to all of the plaintiffs’ claims. In May 2016, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. The appeal is currently pending.

In July 2010, Samsung Electronics Co., Ltd. (“Samsung”) filed an action against Panasonic and SD-3C LLC (“SD-3C”) with the U.S. District Court for the Northern District of California, alleging that the defendants violated federal antitrust laws and California antitrust and unfair competition laws relating to the licensing practices and operations of SD-3C. The complaint seeks damages, restitution, injunctive and declaratory relief, and fees and costs. SanDisk is not a defendant in this case, but it established SD-3C along with Panasonic and Toshiba, and the complaint includes various factual allegations concerning SanDisk. As a member of SD-3C, SanDisk could be responsible for a portion of any monetary award. Other requested relief, if granted, could result in a loss of revenue to SanDisk. In August 2011, the District Court granted the defendants’ motion to dismiss, dismissing Samsung’s patent misuse claim with prejudice and all other claims with leave to amend. Samsung filed an amended complaint in September 2011. In January 2012, the District Court granted the defendants’ motion to dismiss Samsung’s amended complaint without leave to amend. Samsung appealed. In April 2014, the U.S. Court of Appeals for the Ninth Circuit reversed the District Court’s dismissal and remanded the case to the District Court for further proceedings. Samsung filed a third amended complaint in January 2015. In September 2015, the District Court granted in part the defendants’ motion to dismiss with leave to amend. In October 2015, Samsung filed a fourth amended complaint. In November 2015, the defendants filed a motion to dismiss. In September 2016, the District Court stayed the litigation pending the outcome of an ongoing arbitration between Samsung and Toshiba. The District Court denied the motion to dismiss without prejudice to refiling after the stay is lifted.

In March 2011, a complaint was filed against SanDisk, SD-3C, Panasonic Corporation, Panasonic Corporation of North America, Toshiba and Toshiba America Electronic Components, Inc. with the U.S. District Court for the Northern District of California. The lawsuit purports to be on behalf of a nationwide class of indirect purchasers of SD cards. The complaint asserts claims under federal antitrust laws and California antitrust and unfair competition laws, as well as common law claims. The complaint seeks damages, restitution, injunctive relief, and fees and costs. The plaintiffs allege that the defendants conspired to artificially inflate the royalty costs associated with manufacturing SD cards, which in turn allegedly caused the plaintiffs to pay higher prices for SD cards. The allegations are similar to and incorporate allegations in Samsung Electronics Co., Ltd. v. Panasonic Corp., et al., described above. In May 2012, the District Court granted the defendants’ motion to dismiss the complaint with prejudice. The plaintiffs appealed. In May 2014, the U.S. Court of Appeals for the Ninth Circuit reversed the District Court’s dismissal and remanded the case to the District Court for further proceedings. In February 2015, the plaintiffs filed a second amended complaint in the District Court. In September 2015, the District Court granted the defendants’ motion to dismiss with leave to amend. In November 2015, the plaintiffs filed a third amended complaint. In November 2015, the defendants filed a motion to dismiss the plaintiffs’ federal law claims. In October 2016, the District Court granted the defendants’ motion with leave to amend and the defendants filed a motion to dismiss the plaintiffs’ remaining claims. Discovery is presently stayed until after completion of the pleading stage. The Company intends to defend itself vigorously in this matter.

Securities

Beginning in March 2015, SanDisk and two of its officers, Sanjay Mehrotra and Judy Bruner, were named in three putative class action lawsuits filed with the U.S. District Court for the Northern District of California. Two complaints are allegedly brought on behalf of a class of purchasers of SanDisk’s securities between October 2014 and March 2015, and one is brought on behalf of a purported class of purchasers of SanDisk’s securities between April 2014 and April 2015. The complaints

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

generally allege violations of federal securities laws arising out of alleged misstatements or omissions by the defendants during the alleged class periods. The complaints seek, among other things, damages and fees and costs. In July 2015, the District Court consolidated the cases and appointed Union Asset Management Holding AG and KBC Asset Management NV as lead plaintiffs. The lead plaintiffs filed an amended complaint in August 2015. In January 2016, the District Court granted the defendants’ motion to dismiss and dismissed the amended complaint with leave to amend. In February 2016, the District Court issued an order appointing as new lead plaintiffs Bristol Pension Fund; City of Milford, Connecticut Pension & Retirement Board; Pavers and Road Builders Pension, Annuity and Welfare Funds; the Newport News Employees’ Retirement Fund; and Massachusetts Laborers’ Pension Fund (collectively, the “Institutional Investor Group”). In March 2016, the Institutional Investor Group filed an amended complaint. The defendants filed a motion to dismiss in April 2016. In June 2016, the District Court granted the motion and dismissed the amended complaint with leave to amend. In July 2016, the Institutional Investor Group filed a further amended complaint. The defendants filed a motion to dismiss in August 2016. In January 2017, the District Court denied the motion to dismiss without prejudice to the defendants filing a renewed motion to dismiss, which the defendants filed soon thereafter. The Company intends to defend itself vigorously in this matter.

Other Matters

In December 2011, the German Central Organization for Private Copying Rights (Zentralstelle für private Überspielungsrechte) (“ZPÜ”), an organization consisting of several copyright collecting societies, instituted arbitration proceedings against WD’s German subsidiary (“WD Germany”) before the Copyright Arbitration Board (“CAB”) claiming copyright levies for multimedia hard drives, external hard drives and network hard drives sold or introduced into commerce in Germany by WD Germany from January 2008 through December 2010.  In February 2013, WD Germany filed a declaratory relief action against ZPÜ in the Higher Regional Court of Munich (the “Higher Court”), seeking an order from the Higher Court to determine the copyright levy issue.  In May 2013, ZPÜ filed a counter-claim against WD Germany with the Higher Court, seeking copyright levies for multimedia hard drives, external hard drives and network hard drives sold or introduced into commerce from January 2008 through December 2010 based on tariffs published by ZPÜ in November 2011. In January 2015, the Higher Court ruled in favor of ZPÜ. In its ruling, the Higher Court declared that WD Germany must pay certain levies on certain products which it sold in Germany between January 2008 and December 2010. The judgment specifies levy amounts on certain products sold from January 2008 through December 2010 and directs WD Germany to provide applicable sales data to ZPÜ. The exact amount of the judgment has not been determined. ZPÜ and WD Germany filed appeals with the German Federal Court of Justice in February 2015. The Company intends to defend itself vigorously in this matter.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 15.	Separate Financial Information of Guarantor Subsidiaries

The New Unsecured Notes are registered under the Securities Act of 1933, as amended, and have no transfer restrictions or rights to additional interest. The New Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, subject to certain customary guarantor release conditions, by the WD Guarantors (or the “Guarantor Subsidiaries”). The guarantee by a Guarantor Subsidiary will be released in the event of (i) the designation of a Guarantor Subsidiary as an unrestricted subsidiary under the indenture governing the New Unsecured Notes, (ii) the release of a Guarantor Subsidiary from its guarantee of indebtedness under the Credit Agreement or other indebtedness that would have required the Guarantor Subsidiary to guarantee the New Unsecured Notes, (iii) the sale, issuance or other disposition of capital stock of a Guarantor Subsidiary such that it is no longer a restricted subsidiary under the indenture governing the New Unsecured Notes, (iv) the sale of all or substantially all of a Guarantor Subsidiary’s assets, (v) the Company’s exercise of its defeasance options under the indenture governing the New Unsecured Notes, (vi) the dissolution or liquidation of a Guarantor Subsidiary or (vii) the sale of all the equity interest in a Guarantor Subsidiary. The Company’s other domestic subsidiaries and its foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) do not guarantee the New Unsecured Notes. The following condensed consolidating financial information reflects the summarized financial information of Western Digital Corporation (“Parent”), the Guarantor Subsidiaries on a combined basis, and the Non-Guarantor Subsidiaries on a combined basis.

For more information regarding the New Unsecured Notes, refer to Note 6 to the condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of December 30, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$46	$883	$4,011	$—	$4,940
Short-term investments	—	—	161	—	161
Accounts receivable, net	—	1,320	684	—	2,004
Intercompany receivable	813	1,878	2,923	(5,614)	—
Inventories	—	828	1,455	(198)	2,085
Other current assets	4	253	159	—	416
Total current assets	863	5,162	9,393	(5,812)	9,606
Property, plant and equipment, net	—	1,207	2,031	—	3,238
Notes receivable and investments in Flash Ventures	—	—	1,082	—	1,082
Goodwill	—	325	9,680	—	10,005
Other intangible assets, net	—	19	4,450	—	4,469
Investments in consolidated subsidiaries	17,942	17,874	—	(35,816)	—
Loans due from consolidated affiliates	5,230	15	—	(5,245)	—
Other non-current assets	46	99	466	(36)	575
Total assets	$24,081	$24,701	$27,102	$(46,909)	$28,975
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$225	$1,787	$—	$2,012
Intercompany payable	180	4,823	611	(5,614)	—
Accounts payable to related parties	—	—	175	—	175
Accrued expenses	126	507	368	—	1,001
Accrued compensation	—	376	205	—	581
Accrued warranty	—	4	186	—	190
Current portion of long-term debt	129	—	—	—	129
Total current liabilities	435	5,935	3,332	(5,614)	4,088
Long-term debt	12,915	—	29	—	12,944
Loans due to consolidated affiliates	—	34	5,211	(5,245)	—
Other liabilities	—	670	578	(37)	1,211
Total liabilities	13,350	6,639	9,150	(10,896)	18,243
Shareholders’ equity	10,731	18,062	17,952	(36,013)	10,732
Total liabilities and shareholders’ equity	$24,081	$24,701	$27,102	$(46,909)	$28,975

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of July 1, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,206	$6,945	$—	$8,151
Short-term investments	—	—	227	—	227
Accounts receivable, net	—	985	476	—	1,461
Intercompany receivable	934	886	2,546	(4,366)	—
Inventories	—	896	1,450	(217)	2,129
Other current assets	4	276	379	(43)	616
Total current assets	938	4,249	12,023	(4,626)	12,584
Property, plant and equipment, net	—	1,265	2,238	—	3,503
Notes receivable and investments in Flash Ventures	—	—	1,171	—	1,171
Goodwill	—	324	9,627	—	9,951
Other intangible assets, net	—	28	5,006	—	5,034
Investments in consolidated subsidiaries	18,009	27,020	—	(45,029)	—
Loans due from consolidated affiliates	6,000	55	—	(6,055)	—
Other non-current assets	50	33	702	(166)	619
Total assets	$24,997	$32,974	$30,767	$(55,876)	$32,862
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$239	$1,649	$—	$1,888
Intercompany payable	119	4,043	204	(4,366)	—
Accounts payable to related parties	—	—	168	—	168
Accrued expenses	109	462	404	20	995
Accrued compensation	—	222	170	—	392
Accrued warranty	—	4	168	—	172
Bridge loan	—	2,995	—	—	2,995
Current portion of long-term debt	14	—	325	—	339
Total current liabilities	242	7,965	3,088	(4,346)	6,949
Long-term debt	13,610	—	50	—	13,660
Loans due to consolidated affiliates	—	6,000	55	(6,055)	—
Other liabilities	—	862	475	(229)	1,108
Total liabilities	13,852	14,827	3,668	(10,630)	21,717
Shareholders’ equity	11,145	18,147	27,099	(45,246)	11,145
Total liabilities and shareholders’ equity	$24,997	$32,974	$30,767	$(55,876)	$32,862

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statements of Operations
For the three months ended December 30, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Revenue, net	$—	$3,786	$4,245	$(3,143)	$4,888
Cost of revenue	—	3,085	3,495	(3,225)	3,355
Gross profit	—	701	750	82	1,533
Operating expenses:
Research and development	—	372	213	—	585
Selling, general and administrative	3	252	103	—	358
Intercompany operating expense (income)	—	(218)	218	—	—
Employee termination, asset impairment and other charges	—	9	36	—	45
Total operating expenses	3	415	570	—	988
Operating income (loss)	(3)	286	180	82	545
Interest and other income (expense):
Interest income	86	—	2	(83)	5
Interest expense	(203)	—	(85)	83	(205)
Other expense, net	(2)	(5)	(17)	—	(24)
Total interest and other expense, net	(119)	(5)	(100)	—	(224)
Income (loss) before taxes	(122)	281	80	82	321
Income tax expense (benefit)	(87)	116	57	—	86
Equity in earnings from subsidiaries	270	19	—	(289)	—
Net income	$235	$184	$23	$(207)	$235

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statements of Operations
For the six months ended December 30, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Revenue, net	$—	$7,484	$8,538	$(6,420)	$9,602
Cost of revenue	—	6,150	7,048	(6,464)	6,734
Gross profit	—	1,334	1,490	44	2,868
Operating expenses:
Research and development	—	813	411	—	1,224
Selling, general and administrative	4	526	224	—	754
Intercompany operating expense (income)	—	(569)	569	—	—
Employee termination, asset impairment and other charges	—	58	55	—	113
Total operating expenses	4	828	1,259	—	2,091
Operating income (loss)	(4)	506	231	44	777
Interest and other income (expense):
Interest income	180	1	9	(180)	10
Interest expense	(431)	(5)	(185)	180	(441)
Other expense, net	(274)	(4)	(18)	—	(296)
Total interest and other expense, net	(525)	(8)	(194)	—	(727)
Income (loss) before taxes	(529)	498	37	44	50
Income tax expense (benefit)	(181)	121	241	—	181
Equity in earnings from subsidiaries	217	(208)	—	(9)	—
Net income (loss)	$(131)	$169	$(204)	$35	$(131)

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statements of Operations
For the three months ended January 1, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Revenue, net	$—	$3,411	$3,611	$(3,705)	$3,317
Cost of revenue	—	3,190	2,918	(3,697)	2,411
Gross profit	—	221	693	(8)	906
Operating expenses:
Research and development	—	270	119	—	389
Selling, general and administrative	1	138	100	—	239
Intercompany operating expense (income)	—	(278)	278	—	—
Employee termination, asset impairment and other charges	—	20	7	—	27
Total operating expenses	1	150	504	—	655
Operating income (loss)	(1)	71	189	(8)	251
Interest and other income (expense):
Interest income	—	—	4	1	5
Interest expense	—	(11)	(2)	—	(13)
Other income, net	—	—	2	(1)	1
Total interest and other income (expense), net	—	(11)	4	—	(7)
Income (loss) before taxes	(1)	60	193	(8)	244
Income tax expense (benefit)	—	19	(26)	—	(7)
Equity in earnings from subsidiaries	252	217	—	(469)	—
Net income	$251	$258	$219	$(477)	$251

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statements of Operations
For the six months ended January 1, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Revenue, net	$—	$6,837	$7,024	$(7,184)	$6,677
Cost of revenue	—	6,410	5,578	(7,172)	4,816
Gross profit	—	427	1,446	(12)	1,861
Operating expenses:
Research and development	—	579	195	—	774
Selling, general and administrative	2	309	120	—	431
Intercompany operating expense (income)	—	(590)	590	—	—
Employee termination, asset impairment and other charges	—	70	13	—	83
Total operating expenses	2	368	918	—	1,288
Operating income (loss)	(2)	59	528	(12)	573
Interest and other income (expense):
Interest income	—	1	8	—	9
Interest expense	—	(22)	(4)	—	(26)
Other income, net	—	—	2	—	2
Total interest and other income (expense), net	—	(21)	6	—	(15)
Income (loss) before taxes	(2)	38	534	(12)	558
Income tax expense (benefit)	—	52	(28)	—	24
Equity in earnings from subsidiaries	536	562	—	(1,098)	—
Net income	$534	$548	$562	$(1,110)	$534

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the three months ended December 30, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Net income	$235	$184	$23	$(207)	$235
Other comprehensive loss, before tax:
Actuarial pension gain	1	1	1	(2)	1
Foreign currency translation adjustment	(186)	(186)	(210)	396	(186)
Net unrealized loss on foreign exchange contracts	(136)	(136)	(132)	268	(136)
Total other comprehensive loss, before tax	(321)	(321)	(341)	662	(321)
Income tax benefit related to items of other comprehensive loss	9	10	9	(19)	9
Other comprehensive loss, net of tax	(312)	(311)	(332)	643	(312)
Total comprehensive loss	$(77)	$(127)	$(309)	$436	$(77)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the six months ended December 30, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Net income (loss)	$(131)	$169	$(204)	$35	$(131)
Other comprehensive loss, before tax:
Actuarial pension gain	6	6	6	(12)	6
Foreign currency translation adjustment	(169)	(169)	(192)	361	(169)
Net unrealized loss on foreign exchange contracts	(140)	(140)	(136)	276	(140)
Total other comprehensive loss, before tax	(303)	(303)	(322)	625	(303)
Income tax benefit related to items of other comprehensive loss	3	3	1	(4)	3
Other comprehensive loss, net of tax	(300)	(300)	(321)	621	(300)
Total comprehensive loss	$(431)	$(131)	$(525)	$656	$(431)

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the three months ended January 1, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Net income	$251	$258	$219	$(477)	$251
Other comprehensive income, before tax:
Net unrealized gain on foreign exchange contracts	38	38	29	(67)	38
Net unrealized loss on available-for-sale securities	(2)	(3)	(3)	6	(2)
Total other comprehensive income, before tax	36	35	26	(61)	36
Income tax benefit related to items of other comprehensive income	—	—	—	—	—
Other comprehensive income, net of tax	36	35	26	(61)	36
Total comprehensive income	$287	$293	$245	$(538)	$287

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the six months ended January 1, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Net income	$534	$548	$562	$(1,110)	$534
Other comprehensive income, before tax:
Net unrealized gain on foreign exchange contracts	13	13	12	(25)	13
Net unrealized loss on available-for-sale securities	(1)	(2)	(2)	4	(1)
Total other comprehensive income, before tax	12	11	10	(21)	12
Income tax benefit related to items of other comprehensive income	—	—	—	—	—
Other comprehensive income, net of tax	12	11	10	(21)	12
Total comprehensive income	$546	$559	$572	$(1,131)	$546

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the six months ended December 30, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(256)	$211	$1,443	$102	$1,500
Cash flows from investing activities
Purchases of property, plant and equipment	—	(136)	(194)	—	(330)
Proceeds from the sale of equipment	—	—	1	—	1
Purchases of investments	—	—	(239)	—	(239)
Proceeds from sale of investments	—	—	55	—	55
Proceeds from maturities of investments	—	—	279	—	279
Investments in Flash Ventures	—	—	(20)	—	(20)
Notes receivable issuances to Flash Ventures	—	—	(309)	—	(309)
Notes receivable proceeds from Flash Ventures	—	—	259	—	259
Strategic investments and other, net	—	—	(12)	—	(12)
Intercompany loans to consolidated affiliates	770	40	—	(810)	—
Advances to consolidated affiliates	293	(285)	—	(8)	—
Net cash provided by (used in) investing activities	1,063	(381)	(180)	(818)	(316)
Cash flows from financing activities
Issuance of stock under employee stock plans	90	—	—	—	90
Taxes paid on vested stock awards under employee stock plans	(40)	—	—	—	(40)
Excess tax benefits from employee stock plans	56	—	—	—	56
Proceeds from acquired call option	—	—	61	—	61
Dividends paid to shareholders	(284)	—	—	—	(284)
Repayment of debt	(4,767)	(2,995)	(492)	—	(8,254)
Proceeds from debt	3,992	—	—	—	3,992
Debt issuance costs	(7)	—	—	—	(7)
Intercompany loan from parent	—	(5,966)	5,156	810	—
Change in investment in consolidated subsidiaries	199	8,808	(8,913)	(94)	—
Net cash used in financing activities	(761)	(153)	(4,188)	716	(4,386)
Effect of exchange rate changes on cash	—	—	(9)	—	(9)
Net increase (decrease) in cash and cash equivalents	46	(323)	(2,934)	—	(3,211)
Cash and cash equivalents, beginning of year	—	1,206	6,945	—	8,151
Cash and cash equivalents, end of period	$46	$883	$4,011	$—	$4,940

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the six months ended January 1, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Cash flows from operating activities
Net cash provided by operating activities	$12	$266	$852	$13	$1,143
Cash flows from investing activities
Purchases of property, plant and equipment	—	(114)	(186)	—	(300)
Purchases of investments	—	—	(408)	—	(408)
Proceeds from sale of investments	—	—	—	266	266
Proceeds from maturities of investments	—	—	266	(266)	—
Strategic investments and other, net	—	—	(12)	—	(12)
Advances from (to) consolidated affiliates	207	(207)	—	—	—
Net cash provided by (used in) investing activities	207	(321)	(340)	—	(454)
Cash flows from financing activities
Issuance of stock under employee stock plans	54	—	—	—	54
Taxes paid on vested stock awards under employee stock plans	(44)	—	—	—	(44)
Excess tax benefits from employee stock plans	(6)	—	—	—	(6)
Repurchases of common stock	(60)	—	—	—	(60)
Dividends paid to shareholders	(231)	—	—	—	(231)
Repayment of debt	—	(63)	—	—	(63)
Change in investment in consolidated subsidiaries	68	(52)	(3)	(13)	—
Net cash used in financing activities	(219)	(115)	(3)	(13)	(350)
Net increase (decrease) in cash and cash equivalents	—	(170)	509	—	339
Cash and cash equivalents, beginning of year	—	661	4,363	—	5,024
Cash and cash equivalents, end of period	$—	$491	$4,872	$—	$5,363

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Developments

Debt Facilities

During the first half of 2017, we settled certain debt facilities and entered into new debt facilities at lower rates. The financing arrangement activities during the first half of 2017 were:

•	We paid in full, with accrued interest, our $3.0 billion short-term senior secured bridge credit agreement.

•
We settled our $3.750 billion U.S. Term Loan B tranche with a new issuance of a $3.0 billion six-year U.S. dollar-denominated term loan (“U.S. Term Loan B-1”) at an interest rate lower than our U.S. Term Loan B tranche. Proceeds from this new loan and a voluntary cash prepayment of $750 million were used to settle our U.S. Term Loan B tranche.

•
We settled our €885 million Euro Term Loan B tranche with a new issuance of a €885 million seven-year Euro-denominated term loan (“Euro Term Loan B-1”) at an interest rate lower than our Euro Term Loan B tranche.

•
We paid to the holders of our Convertible Notes (as defined below), for conversion and repurchase, $493 million of cash and 0.3 million shares of our common stock with an aggregate value of $16 million. In conjunction with the settlements, we received from the exercise of the related call options, $61 million of cash and 0.1 million shares of our common stock which had an aggregate value of $11 million.

For additional information regarding our debt facilities, see Part I, Item 1, Note 6, in this Quarterly Report on Form 10-Q.

Results of Operations

Second Quarter and First Half Overview

The following table sets forth, for the periods presented, selected summary information from our condensed consolidated statements of operations by dollars and percentage of net revenue:

	Three Months Ended					Six Months Ended
	December 30, 2016		January 1, 2016		% Change	December 30, 2016		January 1, 2016		% Change
	(in millions, except percentages)
Revenue, net	$4,888	100.0%	$3,317	100.0%	47%	$9,602	100.0%	$6,677	100.0%	44%
Gross profit	1,533	31.4	906	27.3	69	2,868	29.9	1,861	27.9	54
Total operating expenses	988	20.2	655	19.7	51	2,091	21.8	1,288	19.3	62
Operating income	545	11.1	251	7.6	117	777	8.1	573	8.6	36
Net income (loss)	235	4.8	251	7.6	(6)	(131)	(1.4)	534	8.0	(125)

The following table sets forth, for the periods presented, summary information regarding unit shipments, average selling prices (“ASPs”) and net revenues by geography and end market:

	Three Months Ended		Six Months Ended
	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
	(in millions, except exabytes, percentages and ASPs)
Revenue, net	$4,888	$3,317	$9,602	$6,677
HDD ASPs (per unit)	$62	$61	$61	$61

Revenues by Geography (%)
Americas	39%	31%	39%	31%
Europe, Middle East and Africa	17	23	17	22
Asia	44	46	44	47

Revenues by End Market (%)
Client Devices	49%	48%	50%	49%
Client Solutions	22	14	21	13
Data Center Devices & Solutions	29	38	29	38

HDD Unit Shipments	44	49	92	101
Exabytes Shipped	78	69	158	133

Net Revenue

Net revenue for the three months ended December 30, 2016 increased $1.6 billion, or 47%, compared to the same period in 2016, which reflects an increase from NAND-flash products from our acquisition of SanDisk, partially offset by lower HDD unit shipments. Total HDD shipments for the three months ended December 30, 2016 decreased to 44 million units, as compared to 49 million units in the same period in 2016, primarily due to lower HDD shipments for personal computer (“PC”) and performance enterprise. This was partially offset by an increase in HDD ASP per unit of $1 compared to the same period in 2016, primarily due to a change in product mix.

Net revenue for the six months ended December 30, 2016 increased $2.9 billion, or 44%, compared to the same period in 2016, which reflects an increase from NAND-flash products from our acquisition of SanDisk, partially offset by lower HDD unit shipments. Total HDD shipments for the six months ended December 30, 2016 decreased to 92 million units, as compared to 101 million units in the same period in 2016, primarily due to lower HDD shipments.

For the three and six months ended December 30, 2016 and January 1, 2016, no customer accounted for 10% or more of our net revenue. For the three and six months ended December 30, 2016, our top 10 customers accounted for 43% and 42%, respectively. For each of the three and six months ended January 1, 2016, our top 10 customers accounted for 44% of our net revenue.

Consistent with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. For each of the three and six months ended December 30, 2016, these programs represented 8% of gross revenues. For the three and six months ended January 1, 2016, these programs represented 13% and 12% of gross revenues, respectively. These amounts generally vary according to several factors including industry conditions, seasonal demand, competitor actions, channel mix and overall availability of products. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue.

Net Revenue by Geography

Changes in the mix of net revenue by geography for the three and six months ended December 30, 2016, compared to the same period in 2016, reflect the additional revenues from our acquisition of SanDisk which has comparatively higher revenue in the Americas than our pre-acquisition business.

Net Revenue by End Market

Changes in the mix of net revenue by end market for the three and six months ended December 30, 2016, compared to the same period in 2016, also reflect the increase in revenues from our acquisition of SanDisk which has comparatively higher revenue in Client Devices and Data Center Devices and Solutions than our pre-acquisition business.

Gross Profit and Gross Margin

Gross profit for the three months ended December 30, 2016 was $1.5 billion, an increase of $627 million compared to the same period in 2016, driven by gross profit from NAND-flash products from our acquisition of SanDisk. Gross profit as a percentage of net revenue was 31.4% in the three months ended December 30, 2016, as compared to 27.3% in the same period in 2016. The increase in gross profit was due primarily to higher margins on NAND-flash memory products, increased HDD ASPs and cost improvements resulting from integration activities. Gross profit in the three months ended December 30, 2016 was negatively impacted by amortization expense on acquired intangible assets, stock-based compensation, charges related to the implementation of cost-saving initiatives and acquisition related charges, which aggregated $259 million, or 5.3% of revenue. Gross profit in the three months ended January 1, 2016 was negatively impacted by charges related to the implementation of cost-saving initiatives, amortization expense on acquired intangible assets and stock-based compensation, which aggregated $39 million, or 1.2% of revenue.

Gross profit for the six months ended December 30, 2016 was $2.9 billion, an increase of $1.0 billion compared to the same period in 2016, driven by the increased revenues from NAND-flash products from our acquisition of SanDisk. Gross profit as a percentage of net revenue was 29.9% in the six months ended December 30, 2016, as compared to 27.9% in the same period in 2016. The increase in gross profit was due primarily to higher margins on NAND-flash memory products and cost improvements resulting from integration activities. Gross profit in the six months ended December 30, 2016 was negatively impacted by amortization expense on acquired intangible assets, charges related to the implementation of cost-saving initiatives, stock-based compensation and acquisition related charges, which aggregated $523 million, or 5.4% of revenue. Gross profit in the six months ended January 1, 2016 was negatively impacted by amortization expense on acquired intangible assets, charges related to the implementation of cost-saving initiatives and stock-based compensation, which aggregated was $61 million, or 0.9% of revenue.

Operating Expenses

	Three Months Ended					Six Months Ended
	December 30, 2016		January 1, 2016			December 30, 2016		January 1, 2016
	Amount	% of Rev	Amount	% of Rev	% Change	Amount	% of Rev	Amount	% of Rev	% Change
	(in millions, except percentages)
Research and development	$585	12.0%	$389	11.7%	50%	$1,224	12.7%	$774	11.6%	58%
Selling, general and administrative	358	7.3	239	7.2	50	754	7.9	431	6.5	75
Employee termination, asset impairment and other charges	45	0.9	27	0.8	67	113	1.2	83	1.2	36
Total operating expenses	$988	20.2	$655	19.7	51	$2,091	21.8	$1,288	19.3	62

The increase in research and development (“R&D”) expense in the three and six months ended December 30, 2016, compared to the same period in 2016, was primarily related to our acquisition of SanDisk and continued development of NAND technology to complement our existing product offerings. The three and six months ended December 30, 2016 also included aggregate charges of $49 million and $102 million, respectively, related to share-based compensation expenses, charges related to the implementation of cost-saving initiatives and acquisition-related charges. These costs were partially offset by cost savings from our integration activities. The three and six months ended January 1, 2016 also included aggregate charges of $20 million and $36 million, respectively, related to share-based compensation expenses, charges related to the implementation of cost-saving initiatives and other charges.

The increase in selling, general and administrative (“SG&A”) expense in the three and six months ended December 30, 2016, compared to the same period in 2016, was primarily related to our acquisition of SanDisk. The three and six months ended December 30, 2016 also included aggregate charges of $97 million and $216 million, respectively, related to share-based compensation expenses, amortization expense on acquired intangible assets, charges related to the implementation of cost-saving initiatives and acquisition-related charges. The three and six months ended January 1, 2016 also included aggregate charges of $90 million and $120 million, respectively, related to share-based compensation expenses, acquisition-related charges, charges related to an arbitration award, amortization expense on acquired intangible assets, charges related to the implementation of cost-saving initiatives and other charges.

Employee termination and other charges were $45 million and $113 million in the three and six months ended December 30, 2016, respectively, an increase of $18 million and $30 million from the three and six months ended January 1, 2016, respectively. For additional information regarding employee termination, asset impairment and other charges, see Part I, Item 1, Note 13 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Interest and Other Income (Expense)

	Three Months Ended					Six Months Ended
	December 30, 2016		January 1, 2016			December 30, 2016		January 1, 2016
	Amount	% of Rev	Amount	% of Rev	% Change	Amount	% of Rev	Amount	% of Rev	% Change
	(in millions, except percentages)
Interest income	$5	0.1%	$5	0.2%	100%	$10	0.1%	$9	0.1%	11%
Interest expense	(205)	(4.2)	(13)	(0.4)	**	(441)	(4.6)	(26)	(0.4)	**
Other income (expense), net	(24)	(0.5)	1	—	**	(296)	(3.1)	2	—	**
Total interest and other expense, net	$(224)	(4.6)	$(7)	(0.2)	**	$(727)	(7.6)	$(15)	(0.2)	**

**	Amount not meaningful.

Interest expense increased for the three and six months ended December 30, 2016, compared to the same period in 2016, primarily due to the additional debt issued in connection with the acquisition of SanDisk.

Other income (expense), net for the three months ended December 30, 2016 was primarily comprised of foreign exchange losses. Other income (expense), net for the six months ended December 30, 2016 was primarily comprised of the write-off of debt issuance costs on the settlement of the original U.S. Term Loan B and Euro Term Loan B, loss on the settlement of our convertible debt instruments, and foreign exchange losses.

Income Tax Expense (Benefit)

	Three Months Ended					Six Months Ended
	December 30, 2016		January 1, 2016			December 30, 2016		January 1, 2016
	Amount	% of Rev	Amount	% of Rev	% Change	Amount	% of Rev	Amount	% of Rev	% Change
	(in millions, except percentages)
Income tax expense (benefit)	$86	1.8%	$(7)	(0.2)%	**	$181	1.9%	$24	0.4%	**
Effective tax rate	27%		(3)%			362%		4%

**	Amount not meaningful.

Income tax expense of $181 million for the six months ended December 30, 2016 is attributable primarily to discrete effects consisting of income tax expense from the integration of SanDisk of $90 million and a valuation allowance on acquired tax attributes of $109 million. Income tax expense related to the SanDisk integration is partially offset by income tax benefit from deductible debt issuance costs, debt discounts and prepayment fees from the debt refinancing of $96 million. These discrete items are the primary drivers of the effective tax rate for the six months ended December 30, 2016.

The primary drivers for the difference between the effective tax rate for the three and six months ended December 30, 2016 and the U.S. Federal statutory rate of 35% are the current year generation of tax credits, tax holidays in Malaysia, the Philippines, Singapore and Thailand that expire at various dates from 2016 through 2029, for both periods, and the discrete items described above for the six months ended December 30, 2016. For the three and six months ended January 1, 2016, the difference between the effective tax rate and the U.S. Federal statutory rate of 35% is primarily due to tax holidays in Malaysia, the Philippines, Singapore and Thailand that expire at various dates from 2016 through 2029.

For additional information regarding income tax expense (benefit), see Part I, Item 1, Note 10 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

The following table summarizes our statements of cash flows for the six months ended December 30, 2016 and January 1, 2016:

	Six Months Ended
	December 30, 2016	January 1, 2016
	(in millions)
Net cash flow provided by (used in):
Operating activities	$1,500	$1,143
Investing activities	(316)	(454)
Financing activities	(4,386)	(350)
Effect of exchange rate changes on cash	(9)	—
Net increase (decrease) in cash and cash equivalents	$(3,211)	$339

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

During 2017, we expect cash used for purchases of property, plant and equipment, and net activity in notes receivable and equity investments relating to our business ventures with Toshiba Corporation (“Flash Ventures”) to be approximately $0.7 billion to $1.1 billion of our cash. The total expected cash to be used could vary depending on the timing and completion of various capital projects and the availability, timing and terms of related financing.

A total of $3.9 billion and $6.9 billion of our cash and cash equivalents was held outside of the U.S. as of December 30, 2016 and July 1, 2016, respectively. Our current plans anticipate we can meet our U.S. cash needs while continuing to permanently reinvest the undistributed earnings of our foreign subsidiaries. In the event the reinvested earnings of our foreign subsidiaries are distributed to the U.S., such a distribution could result in the accrual and payment of additional taxes.

Operating Activities

Cash flow from operating activities consists of net income, adjusted for non-cash charges, plus or minus working capital changes. This represents our principal source of cash. Net cash provided by changes in working capital was $37 million for the six months ended December 30, 2016, as compared to $1 million for the six months ended January 1, 2016.

Our working capital requirements primarily depend on the effective management of our cash conversion cycle, which measures how quickly we can convert our products into cash through sales. The cash conversion cycles for the six months ended December 30, 2016 and January 1, 2016 were as follows:

	Six Months Ended
	December 30, 2016	January 1, 2016
	(in days)
Days sales outstanding	38	47
Days in inventory	56	48
Days payables outstanding	(59)	(71)
Cash conversion cycle	35	24

For the six months ended December 30, 2016, our days sales outstanding (“DSOs”) decreased by 9 days, days in inventory (“DIOs”) increased by 8 days and days payables outstanding (“DPOs”) decreased by 12 days, as compared to the prior year. Changes in DSOs are generally due to the linearity of shipments. Changes in DIOs are generally related to the timing of inventory builds. Changes in DPOs are generally related to production volume and the timing of purchases during the period. From time to time, we modify the timing of payments to our vendors. We make modifications primarily to manage our vendor relationships and to manage our cash flows, including our cash balances. Generally, we make the payment term modifications through negotiations with our vendors or by granting to, or receiving from, our vendors’ payment term accommodations.

Investing Activities

Net cash used in investing activities in the six months ended December 30, 2016 was $316 million, as compared to $454 million net cash used in investing activities in the six months ended January 1, 2016. During the six months ended December 30, 2016, net cash used in investing activities primarily consisted of $330 million of capital expenditures and a net $70 million increase in notes receivable to and investments in Flash Ventures, partially offset by a net $95 million decrease in our investments in marketable securities. During the six months ended January 1, 2016, net cash used in investing activities primarily consisted of $300 million of capital expenditures and a net $142 million increase in investments in marketable securities.

Our cash equivalents are primarily invested in highly liquid money market funds that are invested in U.S. Treasury securities and U.S. Government Agency securities. In addition, we invest directly in U.S. Treasury securities, U.S. and International Government Agency securities, certificates of deposit, asset-backed securities, and corporate and municipal notes and bonds.

Financing Activities

Net cash used in financing activities was $4.4 billion in the six months ended December 30, 2016, as compared to net cash used in financing activities of $350 million in the six months ended January 1, 2016. During the six months ended December 30, 2016, net cash used in financing activities consisted of $8.3 billion to repay debt and $284 million to pay dividends on our common stock, partially offset by $4.0 billion of proceeds from debt, net of issuance costs, $61 million of proceeds from call options and a net $106 million provided by employee stock plans. During the six months ended January 1, 2016, net cash used in financing activities primarily consisted of $231 million to pay dividends on our common stock, $60 million to repurchase shares of our common stock and $63 million to repay debt.

Off-Balance Sheet Arrangements

Other than the commitments related to Flash Ventures, facility lease commitments incurred in the normal course of business and certain indemnification provisions (see “Contractual Obligations and Commitments” below), we do not have any other material off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets, or any other obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not included in the condensed consolidated financial statements. Additionally, we do not have an interest in, or relationships with, any special-purpose entities. For additional information regarding our off-balance sheet arrangements, see Part I, Item 1, Note 8 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Short and Long-term Liquidity

Contractual Obligations and Commitments

The following is a summary of our known contractual cash obligations and commercial commitments as of December 30, 2016:

	Total	1 Year (Remaining 6 months of 2017)	2-3 Years (2018-2019)	4-5 Years (2020-2021)	More than 5 Years (Beyond 2021)
	(in millions)
Long-term debt, including current portion	$13,299	$20	$595	$3,724	$8,960
Interest on debt	5,288	393	1,646	1,646	1,603
Flash Ventures and other related commitments(1)	6,336	769	3,412	1,479	676
Operating leases	181	33	78	47	23
Purchase obligations	700	693	7	—	—
Total	$25,804	$1,908	$5,738	$6,896	$11,262

(1)
Includes reimbursement for depreciation and lease payments on owned and committed equipment, funding commitments for loans and equity investments and reimbursement for other committed expenses, including R&D. Funding commitments assume no additional operating lease guarantees. Additional operating lease guarantees can reduce funding commitments.

Debt

The Credit Agreement (as defined in Part I, Item 1, Note 6 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q) requires us to comply with certain financial covenants, such as a leverage ratio and an interest coverage ratio. In addition, the documents governing substantially all of our outstanding debt, including the Credit Agreement, require us to comply with customary covenants that limit or restrict us and our subsidiaries’ ability to incur liens and indebtedness; make certain restricted payments, acquisitions, investments, loans and guarantees; and enter into certain transactions with affiliates, mergers and consolidations. As of December 30, 2016, we were in compliance with these covenants.

See Part I, Item 1, Note 6 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding our indebtedness.

Flash Ventures

Flash Ventures sells and leases back from a consortium of financial institutions a portion of its tools and has entered into equipment lease agreements of which we guarantee half of the total outstanding obligations. The lease agreements contain customary covenants for Japanese lease facilities. In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, the lease agreements contain acceleration clauses for certain events of default related to the guarantors, including us. As of December 30, 2016, we were in compliance with all covenants under these Japanese lease facilities.

See Part I, Item 1, Note 8 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding Flash Ventures.

Foreign Exchange Contracts

We purchase foreign exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. For a description of our current foreign exchange contract commitments, see Part I, Item 3, under the heading “Disclosure About Foreign Currency Risk,” and Part I, Item 1, Note 5 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

Unrecognized Tax Benefits

As of December 30, 2016, the amount of unrecognized tax benefits, including related accrued interest and penalties, was $561 million, of which $445 million could result in potential cash payments. We are not able to provide a reasonable estimate of the timing of future tax payments related to these obligations. For additional information regarding our total tax liability for unrecognized tax benefits, see Part I, Item 1, Note 10 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Cash Dividend

Since the first quarter of 2014, we have issued a quarterly cash dividend. On November 3, 2016, we declared a cash dividend of $0.50 per share of our common stock to our shareholders of record as of December 30, 2016. The cash dividend of $144 million was paid on January 17, 2017. On February 1, 2017, we declared a cash dividend of $0.50 per share of our common stock to our shareholders of record as of March 31, 2017. The cash dividend will be paid on April 17, 2017. We may modify, suspend, or cancel our cash dividend policy in any manner and at any time.

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

There have been no material changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for our fiscal year ended July 1, 2016. Please refer to Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 1, 2016 for a discussion of our critical accounting policies and estimates.

Recent Accounting Pronouncements

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”). The new standard removes the prohibition in the FASB Accounting Standards Codification (“ASC”) Topic 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The ASU is intended to reduce the complexity of U.S. GAAP and diversity in practice related to the tax consequences of certain types of intra-entity asset transfers, particularly those involving intellectual property. The new standard is effective for fiscal years beginning after December 15, 2017, which for us is the first quarter of 2019. Early adoption is permitted. We are currently evaluating the impact ASU 2016-16 will have on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). The new standard addresses certain cash flows issues regarding the classification of certain cash receipts and cash payments, which, among others, includes our disclosure requirement related to debt prepayment or extinguishment costs and distributions received from equity method investees. The new standard is effective for fiscal years beginning after December 15, 2017, which for us is the first quarter of 2019. Early adoption is permitted. We expect to adopt this standard in the first quarter of 2018. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The new standard simplifies several aspects of the accounting for share-based payment transactions and states that, among other things, all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement and an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The new standard is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, which for us is the first quarter of 2018. Early adoption is permitted. We expect to adopt this standard in the first quarter of 2018. We are currently evaluating the impact ASU 2016-09 will have on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The new standard, among other things, requires lessees to recognize a right-of-use asset and a lease liability for leases. The new standard is effective for fiscal years beginning after December 15, 2018, which for us is the first quarter of 2020. Early adoption is permitted. We expect to adopt this standard in the first quarter of 2020. We are currently evaluating the impact ASU 2016-02 will have on our consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which provides guidance related to accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, which for us is the first quarter of 2019. Early adoption is not permitted. We are currently evaluating the impact ASU 2016-01 will have on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which amends the guidance in former ASC Topic 605, “Revenue Recognition”, to provide a single, comprehensive revenue recognition model for all contracts with customers. ASC Topic 606 requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which an entity expects to be entitled in exchange for those goods or services. The new standard also requires entities to enhance disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. As currently issued and amended, the standard is effective for public business entities applying U.S. GAAP, for annual periods commencing or after December 16, 2017 (with early adoption permitted for annual periods beginning on or after December 16, 2016). We intend to apply the new standard starting from the first quarter of fiscal 2019. The standard may be applied retrospectively to all prior periods presented (“full retrospective method”), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (“modified retrospective method”). Based on our preliminary plan, we intend to adopt the new standard using the modified retrospective method. However, we continue to assess this in connection with our entire project plan.

We expect the implementation of the new standard to impact the recognition of our revenue as follows:

•
Substantially all of our current revenue is from the sale of hardware products. We do not expect any material changes to the timing or amount of revenue for these types of sales under the new standard.

•
For sales-based royalties, we will need to estimate and recognize revenue in the period the royalty-bearing sales occur as opposed to the existing treatment of recognizing revenue in the period the royalty report is received. This change will result in the acceleration of revenue recognition by one fiscal quarter as well as fluctuations between the estimated and actual reported sales-based royalties.

•
For software and intellectual property licenses, we are still assessing the impact and timing to revenue from the implementation of the new standard. However, we do not currently expect the new standard to have a material impact on our revenue for these types of arrangements.

•	Our revenue disclosures are expected to expand.

We are still assessing the impact to our processes and systems configuration from the implementation of the new revenue standard and do not currently expect any significant changes to our other accounting policies from the adoption of the new revenue standard. Our implementation efforts are progressing as planned.

For a description of recently adopted accounting pronouncements, including the respective dates of adoption and effects on our results of operations and financial condition, see Part I, Item 1, Note 2 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this item.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Disclosure About Foreign Currency Risk

Although the majority of our transactions are in U.S. dollars, some transactions are based in various foreign currencies. We purchase short-term, foreign exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on our results of operations. The contract maturity dates do not exceed 12 months. We do not purchase foreign exchange contracts for speculative or trading purposes. For additional information, see Part I, Item 1, Notes 4 and 5 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

As of December 30, 2016, we had outstanding the foreign exchange contracts presented in the following table. The changes in fair values of these foreign exchange contracts would be largely offset in other income (expense) by corresponding changes in the fair values of the foreign currency denominated monetary assets and liabilities.

	Contract Amount	Weighted Average Contract Rate(1)	Unrealized Gain (Loss)
	(in millions, except weighted average contract rate)
Foreign exchange contracts:
Cash flow hedges:
Japanese yen	$919	108.59	$(58)
Malaysian ringgit	128	4.24	(6)
Philippine peso	43	48.61	(1)
Singapore dollar	36	1.40	(1)
Thailand baht	370	35.11	(7)
Fair value hedges:
British pound sterling	$15	0.81	$—
Euro	38	0.94	—
Japanese yen	208	102.30	—
Malaysian ringgit	14	4.49	—
Philippine peso	22	50.28	—
Singapore dollar	11	1.43	—
Thailand baht	143	35.60	—

(1)	Expressed in units of foreign currency per U.S. dollar.

During the three and six months ended December 30, 2016 and January 1, 2016, total net realized transaction and foreign exchange contract currency gains and losses were not material to our condensed consolidated financial statements.

Notwithstanding our efforts to mitigate some foreign exchange risks, we do not hedge all of our foreign currency exposures, and there can be no assurance that our mitigating activities related to the exposures that we hedge will adequately protect us against risks associated with foreign currency fluctuations.

Disclosure About Other Market Risks

Variable Interest Rate Risk

Borrowings under our Term Loan A and our revolving credit facility bear interest at a rate per annum, at our option, of either an adjusted LIBOR rate (subject to a 0.0% floor) plus an applicable margin of 2.0% or at a base rate plus an applicable margin of 1.0%. The applicable margin for the borrowings under our Term Loan A and our revolving credit facility will range, depending on our leverage, from 1.50% to 2.25% for LIBOR loans and from 0.50% to 1.25% for base rate loans.

Borrowings under the U.S. Term Loan B-1 tranche bear interest at a rate per annum, at our option, of an adjusted LIBOR rate, subject to a 0.75% floor, plus 3.75% or a base rate plus 2.75% (4.52% as of December 30, 2016). Borrowings under the Euro Term Loan B-1 tranche bear interest at a rate per annum, at our option, equal to an adjusted EURIBOR rate, subject to a 0.75% floor, plus 3.25% (4.00% as of December 30, 2016).

As of December 30, 2016, we had $8.0 billion of long-term variable rate debt outstanding, and a one percent increase in the variable rate of interest, subject to each loan specific floor, would have increased annual interest expense by $71 million.

For additional information regarding our term loans, see Part I, Item 1, Note 6 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Part II, Item 8, Note 3 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 1, 2016.

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

There has been no change in our internal control over financial reporting during the second quarter ended December 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a description of our legal proceedings, see Part I, Item 1, Note 14 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this item.

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

Adverse global economic conditions and uncertain conditions in the credit market have had, and in the future could have, a significant adverse effect on our company and on the storage industry as a whole. Several factors contribute to these conditions and this uncertainty, including, but not limited to, volatility in the equity, credit and other financial markets and real estate markets, slower growth in certain geographic regions, lower levels of consumer liquidity, risk of default on sovereign debt, higher interest rates, materials and component cost increases, political uncertainty and other macroeconomic factors, such as the June 2016 referendum by British voters to exit the European Union, commonly referred to as “Brexit,” and changes to policies, rules and regulations which may be proposed or implemented by the new U.S. President and his administration. Some of the risks and uncertainties we face as a result of these conditions include the following:

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

Achieving the benefits of the Merger will depend, in part, on our ability to integrate the business and operations of SanDisk successfully and efficiently with our business. The challenges involved in this integration, which will be complex and time-consuming, include, but are not limited to, the following:

•	difficulties entering new markets or manufacturing in new geographies where we have no or limited direct prior experience;

•	successfully managing relationships with our strategic partners, and our combined supplier and customer base;

•	coordinating and integrating independent research and development (“R&D”) and engineering teams across technologies and product platforms to enhance product development while reducing costs;

•	increased levels of investment in R&D, manufacturing capability and technology enhancement relating to SanDisk’s business;

•	successfully transitioning to 3-dimensional (“3D”) NAND and future technologies;

•	coordinating sales and marketing efforts to effectively position the combined company’s capabilities and the direction of product development;

•	difficulties in integrating the systems and processes of two companies with complex operations and multiple manufacturing sites;

•	the increased scale and complexity of our operations resulting from the Merger;

•	retaining key employees;

•	obligations that we will have to counterparties of SanDisk that arise as a result of the change in control of SanDisk; and

•	the diversion of management attention from other important business objectives.

If we do not successfully manage these issues and the other challenges inherent in integrating an acquired business of the size and complexity of SanDisk, then we may not achieve the anticipated benefits of the Merger and our revenue, expenses, operating results and financial condition could be materially adversely affected.

Our high level of debt may have an adverse impact on our liquidity, restrict our current and future operations, particularly our ability to respond to business opportunities, and increase our vulnerability to adverse economic and industry conditions.

In connection with the Merger, we substantially increased our indebtedness, which could adversely affect our ability to fulfill our obligations and have a negative impact on our financing options and liquidity position. As of December 30, 2016, our total indebtedness was $13.3 billion, and we had $1.0 billion of additional borrowing availability under our revolving credit facility.

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

•
imposing financial and other restrictive covenants on our operations, including limiting our ability to (i) declare or pay dividends or purchase our common stock; (ii) purchase assets, make investments, complete acquisitions, consolidate or merge with or into, or sell all or substantially all of our assets to, another person; (iii) dispose of assets; (iv) incur liens; and (v) enter into transactions with affiliates;

•	placing us at a competitive disadvantage to competitors carrying less debt; and

•	making us more vulnerable to economic downturns and limiting our ability to withstand competitive pressures or take advantage of new opportunities to grow our business.

Our ability to meet the debt service obligations contained in our debt agreements will depend on our available cash and our future performance, which will be affected by financial, business, economic and other factors, including potential changes in laws or regulations, industry conditions, industry supply and demand balance, customer preferences, the success of our products and pressure from competitors. If we are unable to meet our debt service obligations or should we fail to comply with our financial and other restrictive covenants contained in the agreements governing our indebtedness, causing an event of default under the applicable indebtedness, the debt holders could accelerate the related debt and that may result in the acceleration of any other debt, leases or other obligations to which a cross acceleration or cross-default provision applies. If we are required to repay our indebtedness before their due dates, we may not have sufficient funds available to repay such indebtedness and we may be required to refinance all or part of our debt, sell important strategic assets at unfavorable prices, incur additional indebtedness or issue common stock or other equity securities. We may not be able to, at any given time, refinance our debt, sell assets, incur additional indebtedness or issue equity securities on terms acceptable to us, in amounts sufficient to meet our needs or at all. Our inability to service our debt obligations or refinance our debt could have a material adverse effect on our business, operating results and financial condition. Further, if we are unable to repay, refinance or restructure our secured indebtedness, the holder of such debt could proceed against the collateral securing that indebtedness. Refinancing our indebtedness may also require us to expense previous debt issuance costs or to incur new debt issuance costs.

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

Demand for our devices, software and solutions that we offer to our customers, which we refer to in this Item 1A as our “products”, depends in large part on the demand for systems (including personal computers (“PCs”) and mobile devices) manufactured by our customers and on storage upgrades to existing systems. The demand for systems has been volatile in the past and often has had an exaggerated effect on the demand for our products in any given period. The price of NAND flash memory is influenced by, among other factors, the balance between supply and demand, including the effects of new fab capacity in the industry, macroeconomic factors, business conditions, technology transitions, conversion of industry DRAM capacity to NAND, conversion of 2-dimensional (“2D”) NAND capacity to 3D NAND or other actions taken by us or our competitors. The price of hard disk drives (“HDDs”) is influenced by, among other factors, the balance between supply and demand, including the effects of new fab capacity in the industry, macroeconomic factors, business conditions, technology transitions, and other actions taken by us or our competitors. The storage market has experienced periods of excess capacity, which can lead to liquidation of excess inventories and significant reductions in price. If these price changes occur unnecessarily or in an unexpected manner, there will likely be an adverse impact on our revenue and gross margins. In addition, we compete based on our ability to offer our customers competitive solutions that provide the most current and desired product and service features. We expect that competition will continue to be intense, and there is a risk that our competitors’ products may be less costly, provide better performance or include additional features when compared to our products. Our ASPs and gross margins also tend to decline when there is a shift in the mix of product sales, and sales of lower priced products increase relative to those of higher priced products. Further, we face potential gross margin pressures resulting from our ASPs declining more rapidly than our cost of goods sold. Rapid technological changes often reduce the volume and profitability of sales of existing products and increase the risk of inventory obsolescence. These factors, along with others, may also result in significant shifts in market share among the industry’s major participants, including a substantial decrease in our market share, all of which could adversely impact our operating results and financial condition.

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

Our sales to the CE, cloud computing, network attached storage (“NAS”), surveillance systems and enterprise markets, which have accounted for and may continue accounting for an increasing percentage of our overall revenue, may grow at a slower rate than current estimates or not at all, which could materially adversely impact our operating results and financial condition.

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

•
Cloud Computing. Consumers traditionally have stored their data on their PC, often supplemented with personal external storage devices. Most businesses also include similar local storage as a primary or secondary storage location. This storage is typically provided by HDDs and increasingly solid-state drives (“SSDs”). With cloud computing, applications and data are hosted, accessed and processed through a third-party provider over a broadband Internet connection, potentially reducing or eliminating the need for, among other things, significant storage inside the accessing electronic device. Even if we are successful at increasing revenues from sales to cloud computing customers, if we are not successful in manufacturing compelling products to address the cloud computing opportunity, demand for our products in these other markets may decrease and our financial results could be materially adversely affected. Demand for cloud computing solutions themselves may be volatile due to differing patterns of technology adoption and innovation, improved data storage efficiency by cloud computing service providers, and concerns about data protection by end users.

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

Selling branded products is an important part of our business, and as our branded products revenue increases as a portion of our overall revenue, our success in the retail market becomes increasingly important to our operating results. Our success in the retail market depends in large part on our ability to maintain our brand image and corporate reputation and to expand into and gain market acceptance of our products in multiple channels. We must successfully respond to the rapid change away from traditional advertising media, marketing and sales methods to the use of Internet media and advertising, particularly social media, and online sales, or our brand and retail sales could be negatively affected. Adverse publicity, whether or not justified, or allegations of product or service quality issues, even if false or unfounded, could tarnish our reputation and cause our customers to choose products offered by our competitors. In addition, the proliferation of new methods of mass communication facilitated by the Internet makes it easier for false or unfounded allegations to adversely affect our brand image and reputation. If customers no longer maintain a preference for WD, HGST or SanDisk brand products, our operating results may be adversely affected. A significant portion of our sales is made through retailers, and if our retailers are not successful in selling our products, not only would our revenue decrease, but we could also experience lower gross margin due to the return of unsold inventory or the protection we provide to retailers against price declines.

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

During the three and six months ended December 30, 2016, 43% and 42%, respectively, of our revenue came from sales to our top 10 customers. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, often resulting in the allocation of risk to us as the supplier. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, if a customer is acquired by one of our competitors or if a key customer suffers financial hardship, our operating results and financial condition would likely be harmed.

Additionally, if there is consolidation among our customer base, our customers may be able to command increased leverage in negotiating prices and other terms of sale, which could adversely affect our profitability. In addition, if, as a result of increased leverage, customer pressures require us to reduce our pricing such that our gross margins are diminished, it might not be feasible to sell our products to a particular customer, which could result in a decrease in our revenue. Consolidation among our customer base may also lead to reduced demand for our products, replacement of our products by the combined entity with those of our competitors and cancellations of orders, each of which could harm our operating results.

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

Expansion into new markets may increase the complexity of our business, cause us to increase our R&D expenses and investments in manufacturing capability, technology enhancements and go-to-market capability, and if we are unable to successfully adapt our business processes and product offerings as required by these new markets, our ability to grow will be adversely affected.

To remain a significant supplier in the storage industry and to expand into new markets, we will need to offer a broader range of storage products to our customers. We currently offer a variety of 3.5-inch and 2.5-inch hard drives, solid state drives and systems, flash storage solutions, and other products for the PC, mobile, enterprise, data center and other storage markets. As we expand our product lines to sell into new markets, such as our recent entry into active archive systems and new flash memory business through the Merger, including the vertically integrated business model through our ventures with Toshiba Corporation (“Toshiba”) to develop and manufacture NAND flash memory products (“Flash Ventures”), the overall complexity of our business may increase at an accelerated rate and we may become subject to different market dynamics. These dynamics may include, among other things, different demand volume, cyclicality, seasonality, product requirements, sales channels, and warranty and return policies. In addition, expansion into other markets may result in increases in R&D expenses and substantial investments in manufacturing capability, technology enhancements and go-to-market capability. Flash Ventures requires significant investments by both Toshiba and us for technology transitions, including the transition to 3D NAND, and capacity expansions. If we fail to successfully expand into new markets with products that we do not currently offer, we may lose business to our competitors or new entrants who offer these products.

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

In addition, we partner with Toshiba on the development of NAND flash technology, including the next technology transitions of NAND flash, as well as other non-volatile memory technology.

These ventures and strategic partnerships are subject to various risks that could harm the value of our investments, our revenue and costs, our future rate of spending, our technology plans and our future growth opportunities. Under the terms of our venture agreements with Toshiba, which govern the operations of Flash Ventures, we have limited power to unilaterally direct most of the activities that most significantly impact Flash Ventures’ performance. Although SanDisk and Toshiba have a long history of aligning on important manufacturing and technology development decisions, the integration of SanDisk into our organization could complicate the process of reaching agreement with Toshiba in a timely and favorable manner. We may not always agree with Toshiba on our joint R&D roadmap or expansions or conversions of production capacity. A change in the management or control of Toshiba’s storage business could lead to delays in decision-making or changes in strategic direction that could also adversely impact Flash Ventures. In addition, Toshiba’s financial position or shift in strategic priorities could adversely impact our business.

Flash Ventures requires significant investments by both Toshiba and us for technology transitions, including the transition to 3D NAND, and capacity expansions. In March 2016, Toshiba announced plans to construct a new wafer fab in Yokkaichi, Japan, to provide additional cleanroom space for expanded 3D NAND production. Although we intend to extend the joint venture partnership with Toshiba to the new wafer fab, there is no certainty as to when, and on what terms, we will participate with Toshiba in any investment in, or use of, the new wafer fab, if at all. Failure to extend the joint venture partnership or failure to continue to secure and invest in additional cleanroom space to support the continued 3D NAND transition could adversely impact our supply of captive NAND flash memory and financial results. If Toshiba does not or we do not provide sufficient resources or have adequate access to credit, investments in Flash Ventures could be delayed or reduced. In addition, in the event that lease financings for Flash Ventures are not available on favorable terms or at all, more cash would be required to fund these investments.

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

•
due to differing business models, financial constraints or long-term business goals, our partners may decide not to join us in funding capital investment by our business ventures, which may result in higher levels of cash expenditures by us or prevent us from proceeding in the investment;

•
we may lose the rights to technology or products being developed by the strategic relationship, including if any of our co-venturers is acquired by another company, files for bankruptcy or experiences financial or other losses;

•	a bankruptcy event involving a co-venturer could result in the early termination or adverse modification of the business venture or agreements governing the business venture;

•	we may experience difficulties or delays in collecting amounts due to us from our co-venturers;

•	the terms of our arrangements may turn out to be unfavorable; and

•	changes in tax, legal or regulatory requirements may necessitate changes in the agreements with our co-venturers.

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

Our successful development of 3D NAND and other non-volatile memory technologies, such as 3D resistive random-access memory (“ReRAM”), and transitioning our customers to these technologies in a timely and effective manner are crucial to continuing the cost reductions necessary to maintain adequate gross margin. In transitioning our 2D NAND manufacturing capacity to 3D NAND technology, we could experience delays or other challenges in the production ramp, qualification of wafers, shipment of samples to customers or customer approval process. 3D NAND and any new manufacturing node may be more susceptible to manufacturing yield issues. Manufacturing yield issues may not be identified during the development or production process or solved until an actual product is manufactured and tested, further increasing our costs. If our technology transitions, including the production ramp of 3D NAND technology, take longer, are more costly to complete than anticipated, or do not improve manufacturing yield or other manufacturing efficiencies, our flash memory costs may not remain competitive with other NAND flash memory producers or may not fall commensurate with declines in the price of NAND flash memory, which would harm revenues, our gross margin and operating results.

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

Historically, when the industry experiences a fundamental change in storage technologies or standards, any manufacturer that fails to successfully and timely adjust its designs and processes to accommodate the new technology or standard fails to remain competitive. There are some revolutionary technologies, such as current-perpendicular-to-plane giant magnetoresistance, shingle magnetic recording, heat-assisted magnetic recording, patterned magnetic media and advanced signal processing that, if implemented by a competitor on a commercially viable basis ahead of the industry, could put us at a competitive disadvantage. In addition, many companies, including some of our competitors, have developed or are attempting to develop alternative non-volatile technologies, including non-NAND technologies such as magnetoresistive random-access memory (“RAM”), ReRAM, 3D XPoint, phase change and Memristor, as well as NAND based vertical or stacked 3D memories based on charge trap, floating gate and other cell architecture. In embedded solutions, certain competitors have recently introduced a mobile storage standard referred to as Universal Flash Storage (“UFS”). In the data center market, certain competitors have recently introduced a non-volatile memory express (“NVMe”) product that can be used as a substitute for our peripheral component interconnect express (“PCIe”) solutions. In addition, a provider of processors and non-volatile memory solutions may be developing a new standard to attach ultra-low latency non-volatile memory to its processor memory bus, which it may choose not to license to its competitors, resulting in it being a single source provider of such non-volatile memory solutions. As a result of these shifts in technology and standards, we could incur substantial costs in developing new technologies, such as recording heads, magnetic media and tools, in adopting new standards or in investing in different capital equipment or manufacturing processes to remain competitive. If we fail to successfully implement these new technologies or standards, or if we are significantly slower than our competitors at implementing new technologies or standards, we may not be able to offer products with capacities and capabilities that our customers desire, which could harm our operating results.

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

In particular, as part of our growth strategy, we have made significant investments in active archive systems, which are designed to enable organizations to rapidly access massive long-term data stores. For example, our acquisition of Amplidata NV in March 2015 was partially driven by our strategy to expand in this area. We expect to continue to make significant investments in active archive systems. Our active archive systems may fail to gain market acceptance, or the market for active archive systems may not grow as we anticipate.

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

•	currency exchange rate fluctuations or restrictions;

•	political and economic instability, civil unrest and natural disasters;

•	limited transportation availability, delays, and extended time required for shipping, which risks may be compounded in periods of price declines;

•	higher freight rates;

•	labor challenges, including difficulties finding and retaining talent or responding to labor disputes or disruptions;

•	trade restrictions or higher tariffs and fees;

•	import and export restrictions and license and certification requirements, including on encryption technology, and complex customs regulations;

•	copyright levies or similar fees or taxes imposed in European and other countries;

•	exchange, currency and tax controls and reallocations;

•	increasing labor and overhead costs;

•	weaker protection of IP rights;

•	difficulties in managing international operations, including appropriate internal controls; and

•	loss or non-renewal of favorable tax treatment under agreements or treaties with foreign tax authorities.

As a result of these risks, our business, results of operations or financial condition could be adversely affected. Some of these risks, such as trade restrictions, higher tariffs and fees, import and export restrictions or loss of favorable tax treatment under agreements or treaties with foreign tax authorities, could increase as a result of changes to policies, rules and regulations which may be proposed or implemented by the new U.S. President and his administration.

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

We seek to be an industry-leading developer, manufacturer and provider of innovative storage solutions, balancing our core hard drive and flash memory business with growing investments in newer areas that we believe will provide us with higher growth opportunities. Acquisitions of, investment opportunities in, or other significant transactions with companies that are complementary to our business are a key part of our overall business strategy. For example, we have completed the acquisitions of SanDisk (in May 2016), Amplidata NV (in March 2015), Virident Systems, Inc. (in October 2013) and sTec, Inc. (in September 2013). In order to pursue this part of our growth strategy successfully, we must continue to identify attractive acquisition or investment opportunities, successfully complete the transactions, some of which may be large and complex, and manage post-closing issues such as integration of the acquired company or employees. We may not be able to continue to identify or complete appealing acquisition or investment opportunities given the intense competition for these transactions. We are also subject to certain covenants in our debt agreements which place limits on our ability to complete acquisitions and investments. Even if we identify and complete suitable corporate transactions, we may not be able to successfully address any integration challenges in a timely manner, or at all. Failing to successfully integrate or realign our business to take advantage of efficiencies or reduce redundancies of an acquisition may result in not realizing all or any of the anticipated benefits of the acquisition. In addition, failing to achieve the financial model projections for an acquisition may result in the incurrence of impairment charges and other expenses, both of which could adversely impact our results of operations or financial condition. Acquisitions and investments may also result in the issuance of equity securities that may be dilutive to our shareholders and the issuance of additional indebtedness which would put additional pressure on liquidity. Furthermore, we may agree to provide continuing service obligations or enter into other agreements in order to obtain certain regulatory approvals of our corporate transactions, and failure to satisfy these additional obligations could result in our failing to obtain regulatory approvals or the imposition of additional obligations on us, any of which could adversely affect our business, financial condition and results of operations.

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

We may be obligated to indemnify our current or former directors or employees, or former directors or employees of companies that we have acquired, in connection with litigation or regulatory investigations. These liabilities could be substantial and may include, among other things: the costs of defending lawsuits against these individuals; the cost of defending shareholder derivative suits; the cost of governmental, law enforcement or regulatory investigations; civil or criminal fines and penalties; legal and other expenses; and expenses associated with the remedial measures, if any, which may be imposed.

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

We are subject to the SEC’s diligence and disclosure requirements regarding the use and source of gold, tantalum, tin and tungsten, commonly referred to as 3TG or conflict minerals, which are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. These rules require us to determine and report annually whether such 3TG originated from the Democratic Republic of the Congo or an adjoining country. These rules could affect our ability to source components that contain 3TG, or 3TG generally, at acceptable prices and could impact the availability of such components or 3TG, since there may be only a limited number of suppliers of “conflict free” 3TG. Our customers, including our OEM customers, may require, and some of our customers have notified us that they require, that our products contain only conflict free 3TG, and our revenues and margins may be harmed if we are unable to meet this requirement at a reasonable price, or at all, or are unable to pass through any increased costs associated with meeting this requirement. Additionally, we may suffer reputational harm with our customers and other stakeholders and challenges from government regulators if our products are not conflict free or if we are unable to sufficiently verify the origins of the 3TG contained in our products through the due diligence procedures that we implement. We could incur significant costs to the extent that we are required to make changes to products, processes, or sources of supply due to the foregoing requirements or pressures. Conflict minerals legislation in Europe, Canada or any other jurisdiction, could increase these risks.

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

Flash Ventures sells and leases back from a consortium of financial institutions (“lessors”) a portion of its equipment and Flash Ventures has entered into equipment lease agreements, of which we and Toshiba each guarantee half of the total outstanding obligations. As of December 30, 2016, the portion of outstanding Flash Ventures’ lease obligations covered by our guarantees totaled approximately $1.1 billion, based upon the Japanese yen to U.S. dollar exchange rate at December 30, 2016. The equipment lease agreements contain covenants and cancellation events that are customary for Japanese lease facilities and that relate to Flash Ventures and each of the guarantors. Cancellation events relating to the guarantors include, among other things, an assignment of all or a substantial part of a guarantor’s business, a bankruptcy event involving a guarantor and acceleration of other monetary debts of a guarantor above a specified threshold.

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

We have made and continue to make a number of estimates and assumptions relating to our consolidated financial reporting. The highly technical nature of our products and the rapidly changing market conditions with which we deal means that actual results may differ significantly from our estimates and assumptions. These changes have impacted our financial results in the past and may continue to do so in the future. Key estimates and assumptions for us include:

•	price protection adjustments and other sales promotions and allowances on products sold to retailers, resellers and distributors;

•	inventory adjustments for write-down of inventories to lower of cost or market value (net realizable value);

•	valuation of acquired assets, particularly intangibles, and liabilities assumed;

•	testing of goodwill and other long-lived assets for impairment;

•	reserves for doubtful accounts;

•	accruals for product returns;

•	accruals for warranty costs related to product defects;

•	accruals for litigation and other contingencies;

•	liabilities for unrecognized tax benefits; and

•	expensing of stock-based compensation.

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

In addition, if we are unable to generate sufficient cash flows from operations to repay our indebtedness, fund acquisitions, pay dividends, or repurchase shares of our common stock, we may choose or be required to increase our borrowings, if available, or to repatriate funds to the U.S. at a substantial tax cost. We must comply with regulations regarding the conversion and distribution of funds earned in the local currencies of various countries. If we cannot comply with these or other applicable regulations, we may face increased difficulties in using cash generated in these countries.

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

We are subject to income taxes in the U.S. and certain foreign jurisdictions, and our determination of our tax liability is subject to review by applicable domestic and foreign tax authorities. For example, as we have previously disclosed, we are under examination by the Internal Revenue Service for certain fiscal years and in connection with that examination, we received a Revenue Agent’s Report seeking certain adjustments to income as disclosed in Part I, Item 1, Note 10 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Although we believe our tax positions are properly supported, the final timing and resolution of any tax examinations are subject to significant uncertainty and could result in our having to pay amounts to the applicable tax authority in order to resolve examination of our tax positions, which could result in an increase or decrease of our current estimate of unrecognized tax benefits and may negatively impact our financial position, results of operations or cash flows.

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

Tax laws are dynamic and subject to change as new laws and regulations are passed and new interpretations of the laws are issued or applied. While the former U.S. administration and members of Congress made public statements indicating that tax reform is a priority, and certain changes to the U.S. tax laws and regulations have been proposed, additional changes may be proposed or implemented by the new U.S. President and his administration. In addition, many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in many countries where we do business. Due to the large scale of our U.S. and international business activities, many of these proposed changes to the taxation of our activities, if enacted, could increase our worldwide effective tax rate and harm our financial position and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On February 2, 2017, our Board of Directors approved Amended and Restated By-laws (the “Amended By-laws”). In addition to purely ministerial or minor conforming changes, the Amended By-laws amend Section 1.02 thereof to change the location of our principal office to 5601 Great Oaks Parkway, City of San Jose, County of Santa Clara, State of California.

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
Dated: February 7, 2017

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

3.2	Amended and Restated By-Laws of Western Digital Corporation, as amended effective as of February 2, 2017†
10.1	Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan Non-Employee Director Restricted Stock Unit Grant Program, as amended November 4, 2016†*
10.2	Western Digital Corporation Summary of Compensation Arrangements for Named Executive Officers and Directors†*
10.3	Western Digital Corporation Executive Severance Plan, amended and restated as of February 2, 2017†*
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges†
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document†
101.SCH	XBRL Taxonomy Extension Schema Document†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†

†	Filed with this report.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

**	Furnished with this report.

±
Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission.