Form 10-Q
period 2017-03-31
WESTERN DIGITAL CORP
filed 2017-05-08
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of the close of business on May 3, 2017, 291,242,394 shares of common stock, par value $0.01 per share, were outstanding.

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

WDC, a Delaware corporation, is the parent company of our data storage business. Our principal executive offices are located at 5601 Great Oaks Parkway, San Jose, California 95119. Our telephone number is (408) 717-6000, and our website is www.wdc.com. The information on our website is not incorporated in this Quarterly Report on Form 10-Q.

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

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	March 31, 2017	July 1, 2016
ASSETS
Current assets:
Cash and cash equivalents	$5,652	$8,151
Short-term investments	25	227
Accounts receivable, net	1,948	1,461
Inventories	2,254	2,129
Other current assets	434	616
Total current assets	10,313	12,584
Property, plant, and equipment, net	3,099	3,503
Notes receivable and investments in Flash Ventures	1,291	1,171
Goodwill	10,012	9,951
Other intangible assets, net	4,144	5,034
Other non-current assets	589	619
Total assets	$29,448	$32,862
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,185	$1,888
Accounts payable to related parties	194	168
Accrued expenses	1,073	995
Accrued compensation	480	392
Accrued warranty	196	172
Bridge loan	—	2,995
Current portion of long-term debt	181	339
Total current liabilities	4,309	6,949
Long-term debt	12,907	13,660
Other liabilities	1,201	1,108
Total liabilities	18,417	21,717
Commitments and contingencies (Notes 6, 8, 10, and 14)
Shareholders' equity:
Preferred stock, $0.01 par value; authorized — 5 shares; issued and outstanding — none	—	—
Common stock, $0.01 par value; authorized — 450 shares; issued — 312 shares; outstanding — 291 and 284 shares, respectively	3	3
Additional paid-in capital	4,477	4,429
Accumulated other comprehensive income (loss)	(96)	103
Retained earnings	8,507	8,848
Treasury stock — common shares at cost; 21 and 28 shares, respectively	(1,860)	(2,238)
Total shareholders' equity	11,031	11,145
Total liabilities and shareholders' equity	$29,448	$32,862
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Revenue, net	$4,649	$2,822	$14,251	$9,499
Cost of revenue	3,126	2,069	9,860	6,885
Gross profit	1,523	753	4,391	2,614
Operating expenses:
Research and development	613	359	1,837	1,133
Selling, general, and administrative	346	166	1,100	597
Employee termination, asset impairment, and other charges	39	140	152	223
Total operating expenses	998	665	3,089	1,953
Operating income	525	88	1,302	661
Interest and other income (expense):
Interest income	7	6	17	15
Interest expense	(205)	(14)	(646)	(40)
Other income (expense), net	(23)	—	(319)	2
Total interest and other expense, net	(221)	(8)	(948)	(23)
Income before taxes	304	80	354	638
Income tax expense	56	6	237	30
Net income	$248	$74	$117	$608
Income per common share:
Basic	$0.86	$0.32	$0.41	$2.62
Diluted	$0.83	$0.32	$0.40	$2.60
Weighted-average shares outstanding:
Basic	289	233	287	232
Diluted	299	234	295	234

Cash dividends declared per share	$0.50	$0.50	$1.50	$1.50
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Net income	$248	$74	$117	$608
Other comprehensive income (loss), before tax:
Actuarial pension gain	1	—	7	—
Foreign currency translation adjustment	58	—	(111)	—
Net unrealized gain (loss) on foreign exchange contracts	45	39	(95)	52
Total other comprehensive income (loss), before tax	104	39	(199)	52
Income tax benefit (expense) related to items of other comprehensive income (loss)	(3)	—	—	—
Other comprehensive income (loss), net of tax	101	39	(199)	52
Total comprehensive income (loss)	$349	$113	$(82)	$660
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	March 31, 2017	April 1, 2016
Cash flows from operating activities
Net income	$117	$608
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	1,582	734
Stock-based compensation	303	121
Deferred income taxes	61	(17)
Loss on disposal of assets	12	13
Write-off of issuance costs and amortization of debt discounts	275	3
Loss on convertible debt	6	—
Non-cash portion of employee termination, asset impairment and other charges	13	36
Other non-cash operating activities, net	58	—
Changes in:
Accounts receivable, net	(489)	278
Inventories	(117)	138
Accounts payable	319	(301)
Accounts payable to related parties	25	—
Accrued expenses	160	137
Accrued compensation	90	(68)
Other assets and liabilities, net	83	(54)
Net cash provided by operations	2,498	1,628
Cash flows from investing activities
Purchases of property, plant and equipment	(453)	(433)
Proceeds from the sale of equipment	21	—
Purchases of investments	(274)	(462)
Proceeds from sale of investments	75	604
Proceeds from maturities of investments	430	303
Investments in Flash Ventures	(20)	—
Notes receivable issuances to Flash Ventures	(480)	—
Notes receivable proceeds from Flash Ventures	276	—
Strategic investments and other, net	(21)	(23)
Net cash used in investing activities	(446)	(11)
Cash flows from financing activities
Issuance of stock under employee stock plans	123	64
Taxes paid on vested stock awards under employee stock plans	(111)	(45)
Excess tax benefits from employee stock plans	90	(2)
Proceeds from acquired call option	61	—
Repurchases of common stock	—	(60)
Dividends paid to shareholders	(428)	(347)
Repayment of debt	(12,179)	(364)
Proceeds from debt	7,908	—
Debt issuance costs	(10)	—
Net cash used in financing activities	(4,546)	(754)
Effect of exchange rate changes on cash	(5)	—
Net increase (decrease) in cash and cash equivalents	(2,499)	863
Cash and cash equivalents, beginning of year	8,151	5,024
Cash and cash equivalents, end of period	$5,652	$5,887
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$117	$38
Cash paid for interest	$454	$33
Supplemental disclosure of non-cash investing and financing activities:
Accrual of cash dividend declared	$145	$116
The accompanying notes are an integral part of these condensed consolidated financial statements.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation

Western Digital Corporation (the “Company” or “Western Digital”) is a leading developer, manufacturer, and provider of data storage devices and solutions that address the evolving needs of the information technology (“IT”) industry and the infrastructure that enables the proliferation of data in virtually every industry. The Company also generates license and royalty revenue related to its intellectual property.

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

Fiscal Year

The Company’s fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Fiscal years 2017, which ends on June 30, 2017, and 2016, which ended on July 1, 2016, are both comprised of 52 weeks, with all quarters presented consisting of 13 weeks.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 2.	Recently Adopted Accounting Pronouncements

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

Accounts receivable, net

From time to time, in connection with factoring agreements, the Company sells trade accounts receivable without recourse to third party purchasers in exchange for cash. During the three and nine months ended March 31, 2017, the Company did not sell any trade accounts receivable. During the three and nine months ended April 1, 2016, the Company sold trade accounts receivable and received cash proceeds of $35 million and $235 million, respectively. The discounts on the trade accounts receivable sold during the three and nine months ended April 1, 2016 were not material and were recorded within Other income (expense), net in the condensed consolidated statements of operations.

Inventories

	March 31, 2017	July 1, 2016
	(in millions)
Inventories:
Raw materials and component parts	$581	$569
Work-in-process	627	589
Finished goods	1,046	971
Total inventories	$2,254	$2,129

Property, plant, and equipment, net

	March 31, 2017	July 1, 2016
	(in millions)
Property, plant, and equipment:
Land and buildings	$1,883	$1,900
Machinery and equipment	7,008	6,915
Software	181	155
Furniture and fixtures	52	110
Leasehold improvements	305	307
Construction-in-process	115	245
Property, plant, and equipment, gross	9,544	9,632
Accumulated depreciation	(6,445)	(6,129)
Property, plant, and equipment, net	$3,099	$3,503

Goodwill

Carrying Amount
(in millions)
Balance at July 1, 2016	$9,951
Purchase price adjustments to goodwill	64
Foreign currency translation adjustment	(3)
Balance at March 31, 2017	$10,012

The purchase price adjustments resulted from adjustments to the assessment of fair value for certain acquired intangible assets; inventory; property, plant and equipment; contingent liabilities; and deferred tax liability related to the acquisition of SanDisk Corporation (“SanDisk”).

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Intangible assets

	March 31, 2017	July 1, 2016
	(in millions)
Finite-lived intangible assets	$5,203	$3,539
In-process research and development	695	2,435
Accumulated amortization	(1,754)	(940)
Intangible assets, net	$4,144	$5,034

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

Product warranty liability

Changes in the warranty accrual were as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
	(in millions)
Warranty accrual, beginning of period	$313	$225	$279	$221
Charges to operations	43	36	134	124
Utilization	(36)	(43)	(116)	(137)
Changes in estimate related to pre-existing warranties	3	3	26	13
Warranty accrual, end of period	$323	$221	$323	$221

The long-term portion of the warranty accrual classified in Other liabilities was $127 million and $107 million as of March 31, 2017 and July 1, 2016, respectively.

Accumulated other comprehensive income (loss)

Other comprehensive income (loss) (“OCI”), net of tax refers to expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income. The following table illustrates the changes in the balances of each component of Accumulated other comprehensive income (loss) (“AOCI”):

	Actuarial Pension Gains (Losses)	Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Foreign Exchange Contracts	Total AOCI
	(in millions)
Balance at July 1, 2016	$(45)	$74	$74	$103
OCI before reclassifications	7	(111)	(48)	(152)
Amounts reclassified from AOCI	—	—	(47)	(47)
Income tax benefit (expense) related to items of OCI	(2)	2	—	—
Net current-period OCI	5	(109)	(95)	(199)
Balance at March 31, 2017	$(40)	$(35)	$(21)	$(96)

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table illustrates the significant amounts of each component reclassified out of AOCI to the condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
AOCI Component	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016	Statement of Operations Line Item
	(in millions)
Unrealized holding gain (loss) on cash flow hedging activities:
Foreign exchange contracts	$9	$(8)	$42	$(61)	Cost of revenue
Foreign exchange contracts	(1)	—	1	—	Research and development
Foreign exchange contracts	(3)	—	4	—	Selling, general, and administrative
Unrealized holding gain (loss) on cash flow hedging activities	5	(8)	47	(61)
Total reclassifications for the period	$5	$(8)	$47	$(61)

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 4.	Fair Value Measurements and Investments

The Company’s total cash, cash equivalents and marketable securities was as follows:

	March 31, 2017	July 1, 2016
	(in millions)
Cash and cash equivalents	$5,652	$8,151
Short-term marketable securities	25	227
Long-term marketable securities	89	119
Total cash, cash equivalents and marketable securities	$5,766	$8,497

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2017 and July 1, 2016, and indicate the fair value hierarchy of the valuation techniques utilized to determine such values:

	March 31, 2017
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents:
Money market funds	$1,776	$—	$—	$1,776
Certificates of deposit	—	9	—	9
Total cash equivalents	1,776	9	—	1,785
Short-term investments:
Corporate notes and bonds	—	13	—	13
Asset-backed securities	—	8	—	8
Municipal notes and bonds	—	3	—	3
Equity securities	1	—	—	1
Total short-term investments	1	24	—	25
Long-term investments:
U.S. Treasury securities	4	—	—	4
U.S. Government agency securities	—	5	—	5
International government securities	—	1	—	1
Corporate notes and bonds	—	63	—	63
Asset-backed securities	—	7	—	7
Municipal notes and bonds	—	9	—	9
Total long-term investments	4	85	—	89
Foreign exchange contracts	—	16	—	16
Call options	—	—	1	1
Total assets at fair value	$1,781	$134	$1	$1,916
Liabilities:
Foreign exchange contracts	$—	$100	$—	$100
Exchange option	—	—	2	2
Total liabilities at fair value	$—	$100	$2	$102

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

During the three and nine months ended March 31, 2017 and April 1, 2016, the Company had no transfers of financial assets and liabilities between Level 1 and Level 2.

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The fair value measurement of the call options and exchange options arising from the Company’s Convertible Notes (as defined in Note 6 to the condensed consolidated financial statements), which are not actively traded, is determined using unobservable inputs (Level 3). These inputs include (i) the estimated amount and timing of settlement of the underlying debt; (ii) the probability of the achievement of the factor(s) on which the settlement is based; (iii) the risk-adjusted discount rate based on the expected term to maturity of the debt; and (iv) the economic incentive for holders to exercise their exchange option. Significant increases or decreases in any of those inputs in isolation could result in a significantly lower or higher fair value measurement.

There were no transfers of call options or exchange options out of Level 3 for the three and nine months ended March 31, 2017.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table illustrates the changes in the balances of the call options reported in Other current assets and Other non-current assets in the Company’s condensed consolidated balance sheets:

	2017 Call Options	2020 Call Options	Total
	(in millions)
Fair value at July 1, 2016	$70	$1	$71
Net realized gain (loss)	2	(1)	1
Redemptions	(72)	—	(72)
Net unrealized gain	—	1	1
Fair value at March 31, 2017	$—	$1	$1

The following table illustrates the changes in the balances of the exchange options reported in Accrued expenses and Other liabilities in the Company’s condensed consolidated balance sheets:

	2017 Exchange Options	2020 Exchange Options	Total
	(in millions)
Fair value at July 1, 2016	$87	$68	$155
Net realized gain	(3)	(31)	(34)
Redemptions	(83)	(46)	(129)
Net unrealized loss	—	10	10
Fair value at March 31, 2017	$1	$1	$2

Financial Instruments Not Carried at Fair Value

For financial instruments where the carrying value (which includes principal adjusted for any unamortized issuance costs, and discounts or premiums) differs from fair value (which is based on quoted market prices), the following table represents the related carrying value and fair value for each of the Company’s outstanding financial instruments. Each of the financial instruments presented below was categorized as Level 2 for all periods presented, based on the frequency of trading immediately prior to the end of the third quarter of 2017 and the fourth quarter of 2016, respectively.

	March 31, 2017		July 1, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Secured Notes	$1,833	$2,059	$1,828	$2,044
Unsecured Notes	3,241	3,951	3,229	3,575
Term Loan A	4,071	4,140	4,061	4,161
U.S. Term Loan B	—	—	3,546	3,773
U.S. Term Loan B-2	2,976	2,998	—	—
Euro Term Loan B(1)	—	—	960	981
Euro Term Loan B-2(1)	937	942	—	—
Bridge Loan	—	—	2,995	3,000
Convertible Debt 2017	—	—	124	125
Convertible Debt 2020	30	33	251	264
Total	$13,088	$14,123	$16,994	$17,923

(1)	Euro Term Loan B and Euro Term Loan B-2 outstanding principal amounts as of March 31, 2017 and July 1, 2016 were based upon the Euro to U.S. dollar exchange rate as of those respective dates.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Cost Method Investments

From time to time, the Company enters into certain strategic investments for the promotion of business and strategic objectives. As of March 31, 2017 and July 1, 2016, the Company had aggregate net investments under the cost method of accounting of $141 million and $135 million, respectively, and these investments consisted of privately-held equity securities without a readily determinable fair value. The Company has determined that it is not practicable to estimate the fair value of these investments. These cost method investments are reported under Other non-current assets in the condensed consolidated balance sheets.

During the three and nine months ended March 31, 2017, the Company recorded impairment charges of $7 million and $11 million, respectively, to Other income (expense), net in the condensed consolidated statements of operations related to its cost method investments.

Available-for-Sale Securities

The cost basis of the Company’s investments classified as available-for-sale securities, individually and in the aggregate, approximated its fair value as of March 31, 2017 and July 1, 2016.

The cost basis and fair value of the Company’s investments classified as available-for-sale securities as of March 31, 2017, by remaining contractual maturity, were as follows:

	Cost Basis	Fair Value
	(in millions)
Due in less than one year (short-term investments)	$25	$25
Due in one to five years (included in other non-current assets)	89	89
Total	$114	$114

The Company determined available-for-sale securities had no material other-than-temporary impairments in the three and nine months ended March 31, 2017.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 5.	Derivatives

The majority of the Company’s transactions are in U.S. dollars; however, some transactions are based in various foreign currencies. The Company purchases short-term, foreign exchange forward contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedging transactions is to minimize the impact of foreign currency fluctuations on the Company’s results of operations. These contract maturity dates do not exceed 12 months. All foreign exchange forward contracts are for risk management purposes only. The Company does not purchase foreign exchange forward contracts for speculative or trading purposes. As of March 31, 2017, the Company had outstanding foreign exchange forward contracts with commercial banks for British pound sterling, Euro, Japanese yen, Malaysian ringgit, Philippine peso, Singapore dollar and Thai baht, which were designated as either cash flow hedges or non-designated hedges.

If the derivative is designated as a cash flow hedge, the effective portion of the change in fair value of the derivative is initially deferred in AOCI, net of tax. These amounts are subsequently recognized into earnings when the underlying cash flow being hedged is recognized into earnings. Recognized gains and losses on foreign exchange forward contracts entered into for manufacturing-related activities are reported in cost of revenue and presented within cash flow from operations. Hedge effectiveness is measured by comparing the hedging instrument’s cumulative change in fair value from inception to maturity to the underlying exposure’s terminal value. The Company determined the ineffectiveness associated with its cash flow hedges to be immaterial to the condensed consolidated financial statements for the three and nine months ended March 31, 2017 and April 1, 2016.

A change in the fair value of non-designated hedges is recognized in earnings in the period incurred and is reported as a component of Other income (expense), net. The changes in fair value on these contracts were immaterial to the condensed consolidated financial statements during the three and nine months ended March 31, 2017 and April 1, 2016.

As of March 31, 2017, the amount of existing net losses related to cash flow hedges recorded in Accumulated other comprehensive income (loss) that are expected to be reclassified into earnings over the next twelve months was $21 million. In addition, as of March 31, 2017, the Company did not have any foreign exchange forward contracts with credit-risk-related contingent features.

See Note 4 to the condensed consolidated financial statements for additional disclosures related to the fair value of the Company’s foreign exchange forward contracts.

Derivative Instruments

The fair value and balance sheet location of the Company’s derivative instruments were as follows:

	Derivative Assets Reported in
	Other Current Assets		Other Non-current Assets
	March 31, 2017	July 1, 2016	March 31, 2017	July 1, 2016
	(in millions)
Foreign exchange forward contracts designated	$4	$114	$—	$—
Foreign exchange forward contracts not designated	12	12	—	—
Call options	1	70	—	1
Total derivatives	$17	$196	$—	$1

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Derivative Liabilities Reported in
	Accrued Expenses		Other Liabilities
	March 31, 2017	July 1, 2016	March 31, 2017	July 1, 2016
	(in millions)
Foreign exchange forward contracts designated	$—	$23	$—	$—
Foreign exchange forward contracts not designated	100	—	—	—
Exchange option	1	141	1	14
Total derivatives	$101	$164	$1	$14

Netting Arrangements

Under certain provisions and conditions within agreements with counterparties to the Company’s foreign exchange forward contracts, subject to applicable requirements, the Company has the right of set-off associated with the Company’s foreign exchange forward contracts and is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. As of March 31, 2017, the Company did not offset or net the fair value amounts of derivative instruments in its condensed consolidated balance sheets and separately disclosed the gross fair value amounts of the derivative instruments as either assets or liabilities. As of March 31, 2017, the potential effect of rights of set-off associated with the Company’s foreign exchange forward contracts would result in a net derivative asset balance of $4 million and a net derivative liability balance of $88 million. As of July 1, 2016, the effect of rights of set-off was not material.

Effect of Foreign Exchange Forward Contracts on the Condensed Consolidated Statements of Operations

The impact of foreign exchange forward contracts on the condensed consolidated financial statements was as follows:

	Three Months Ended
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives		Amount of Gain (Loss) Reclassified from AOCI into Earnings
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
	(in millions)
Foreign exchange forward contracts	$50	$31	$5	$(8)

	Nine Months Ended
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives		Amount of Gain (Loss) Reclassified from AOCI into Earnings
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
	(in millions)
Foreign exchange forward contracts	$(48)	$(9)	$47	$(61)

The total net realized transaction and foreign exchange forward contract currency gains and losses were not material to the condensed consolidated financial statements for the three and nine months ended March 31, 2017 and April 1, 2016.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 6.	Debt

Debt consisted of the following as of March 31, 2017 and July 1, 2016:

	March 31, 2017	July 1, 2016
	(in millions)
Variable interest rate Term Loan A maturing 2021	$4,125	$4,125
Variable interest rate U.S. Term Loan B maturing 2023	—	3,750
Variable interest rate U.S. Term Loan B-2 maturing 2023	2,978	—
Variable interest rate Euro Term Loan B maturing 2023(1)	—	987
Variable interest rate Euro Term Loan B-2 maturing 2023(1)	938	—
7.375% senior secured notes due 2023	1,875	1,875
10.500% senior unsecured notes due 2024	3,350	3,350
Convertible senior notes	35	439
Bridge loans	—	3,000
Total debt	13,301	17,526
Issuance costs and debt discounts	(213)	(532)
Subtotal	13,088	16,994
Less bridge loans and current portion of long-term debt	(181)	(3,334)
Long-term debt	$12,907	$13,660

(1)	Euro Term Loan B and Euro Term Loan B-2 outstanding principal amounts as of March 31, 2017 and July 1, 2016 were based upon the Euro to U.S. dollar exchange rate as of those respective dates.

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

On March 14, 2017, the Company borrowed $2.985 billion under a new U.S. dollar-denominated term loan (“U.S. Term Loan B-2”) under the Credit Agreement and used the proceeds of this new loan to prepay in full the U.S. Term Loan B-1 previously outstanding under the Credit Agreement. The U.S. Term Loan B-2 has an interest rate equal to, at the Company’s option, either an adjusted LIBOR rate, subject to a 0.75% floor, plus 2.75% or a base rate plus 1.75% (3.73% as of March 31, 2017). Principal payments on U.S. Term Loan B-2 of 0.25% are due quarterly and began on March 31, 2017 with the balance due on April 29, 2023. The U.S. Term Loan B-2 issuance costs of $2 million are amortized to interest expense over the term of the loan. As of March 31, 2017, issuance costs of $2 million remain unamortized.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

On March 23, 2017, the Company borrowed €881 million under a new Euro-denominated term loan (“Euro Term Loan B-2”) under the Credit Agreement and used the proceeds of this new loan to prepay in full the Euro Term Loan B-1 previously outstanding under the Credit Agreement. The Euro Term Loan B-2 has an interest rate equal to an adjusted EURIBOR rate, subject to a 0.75% floor, plus 2.00% (2.75% as of March 31, 2017). Principal payments on Euro Term Loan B-2 of 0.25% are due quarterly and began on March 31, 2017 with the balance due on April 29, 2023. The Euro Term Loan B-2 issuance costs of $1 million are amortized to interest expense over the term of the loan. As of March 31, 2017, issuance costs of $1 million remain unamortized.

In connection with the settlement of the U.S. Term Loan B-1 and Euro Term Loan B-1, the Company recognized a loss of $7 million consisting of unamortized issuance costs and debt discount fees.

As of March 31, 2017, the revolving credit facility was not drawn upon, and there was no outstanding balance.

Beginning in September 2017, the Company is required to make quarterly principal payments on Term Loan A totaling $206 million in 2018, $309 million in 2019, $413 million in 2020 and the remaining balance of $3.197 billion due in 2021. As of March 31, 2017, Term Loan A had an outstanding balance of $4.125 billion with a variable interest rate of 2.98%.

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

The term loans and the revolving credit loans under the Credit Agreement may be prepaid in whole or in part at any time without premium or penalty, subject to certain conditions, except that the U.S. Term Loan B-2 and the Euro Term Loan B-2 require the Company to pay a 1.0% prepayment fee if the loans thereunder are repaid in connection with certain “repricing” transactions on or before September 14, 2017, with respect to U.S. Term Loan B-2, and September 23, 2017, with respect to Euro Term Loan B-2.

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

Senior Notes

On April 13, 2016, the Company completed an offering of its $1.875 billion aggregate principal amount of 7.375% senior secured notes due 2023 (the “Secured Notes”) and $3.350 billion aggregate principal amount of 10.500% senior unsecured notes due 2024 (the “Initial Unsecured Notes”). On January 6, 2017, to fulfill the Company’s obligations under the registration rights agreement associated with the Initial Unsecured Notes, the Company commenced an exchange offer to exchange all of these outstanding unsecured notes for an equal principal amount of new 10.500% senior unsecured notes due 2024 (the “New Unsecured Notes”), with substantially the same terms as the Initial Unsecured Notes. On February 6, 2017, the exchange offer expired and substantially all of the outstanding Initial Unsecured Notes were tendered in the exchange offer and accepted by the Company. The New Unsecured Notes are registered under the Securities Act of 1933, as amended, and have no transfer restrictions or rights to additional interest. The Initial Unsecured Notes, the New Unsecured Notes and the Secured Notes are collectively referred to as the “Notes”.

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

During the three months ended March 31, 2017, the Company repurchased an immaterial amount of the 2017 Notes. During the nine months ended March 31, 2017, the Company paid to the holders of the Convertible Notes for conversion and repurchase, $494 million of cash and 0.3 million shares of the Company’s common stock with an aggregate value of $16 million.

As of March 31, 2017, $35 million principal amount of the 2020 Notes and an immaterial principal amount of the 2017 Notes were outstanding. For the 2020 Notes that remain outstanding, the conversion rate is 10.9006 units of reference property per $1,000 principal amount of the 2020 Notes, corresponding to 2.6020 shares of the Company’s common stock and $735.79 of cash, subject to adjustments under the indenture. The 2020 Notes are not currently exchangeable into reference property.

The Convertible Notes were bifurcated into a debt host and exchange option for accounting purposes. The exchange options are accounted for as a derivative liability because they are predominantly settled in cash. Changes in the fair value of the exchange options are reported, and will be reported until the Company extinguishes the related debt, in Other income (expense), net in the condensed consolidated statements of operations. The exchange options are measured and reported at fair value on a recurring basis, within Level 3 of the fair value hierarchy. The fair value of the unredeemed and unsettled exchange options was reported in Accrued expenses and Other liabilities in the condensed consolidated balance sheets. See Note 4 to the condensed consolidated financial statements for additional disclosures related to the fair values of the exchange options. For the three and nine months ended March 31, 2017, the change in the fair value of the outstanding exchange options related to the Convertible Notes resulted in an immaterial loss.

In connection with the SanDisk acquisition, the Company assumed the outstanding call options entered into by SanDisk at the inception of the respective Convertible Notes, which were structured to reduce the potential economic dilution associated with the conversion of Convertible Notes. The call options are derivative instruments classified as an asset that result in the Company receiving cash and shares that partially offset the Company’s obligation upon conversion of the Convertible Notes. The fair value of the unredeemed and unsettled call options was reported in Other current assets and Other non-current assets in the condensed consolidated balance sheets. During the nine months ended March 31, 2017, under the call options, the Company received $61 million of cash and 0.1 million shares of the Company’s common stock which had an aggregate value of $11 million. During the three and nine months ended March 31, 2017, the Company recognized an immaterial non-cash loss related to the change in value in the outstanding call options. The value of the call options as of March 31, 2017 was immaterial.

The conversion and repurchase of the Convertible Notes and related settlement of the call options during the three and nine months ended March 31, 2017 resulted in an immaterial net loss.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 7.	Pension and Other Post-Retirement Benefit Plans

The Company has pension and other post-retirement benefit plans in various countries. The Company’s principal pension plans are in Japan. All pension and other post-retirement benefit plans outside of the Company’s Japanese defined benefit pension plan (the “Japanese Plan”) are immaterial to the Company’s condensed consolidated financial statements. The expected long-term rate of return on the Japanese Plan assets is 2.5%.

Obligations and Funded Status

The following table presents the unfunded status of the benefit obligations for the Japanese Plan were as follows:

	March 31, 2017	July 1, 2016
	(in millions)
Benefit obligations	$273	$326
Fair value of plan assets	179	212
Unfunded status	$94	$114

The following table presents the unfunded amounts related to the Japanese Plan as recognized on the Company’s condensed consolidated balance sheets:

	March 31, 2017	July 1, 2016
	(in millions)
Non-current liabilities	$94	$114
Net amount recognized	$94	$114

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 8.	Commitments, Contingencies and Related Parties

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

The following table presents the notes receivable from, and equity investments in, Flash Ventures as of March 31, 2017 and July 1, 2016:

	March 31, 2017	July 1, 2016
	(in millions)
Notes receivable, Flash Partners	$232	$65
Notes receivable, Flash Alliance	126	235
Notes receivable, Flash Forward	354	263
Investment in Flash Partners	187	202
Investment in Flash Alliance	280	306
Investment in Flash Forward	112	100
Total notes receivable and investments in Flash Ventures	$1,291	$1,171

During the three and nine months ended March 31, 2017, the Company made net payments to Flash Ventures of $727 million and $2.0 billion, respectively, for purchased NAND flash memory wafers and net loans and investments.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

As of March 31, 2017 and July 1, 2016, the Company had accounts payable balances due to Flash Ventures of $194 million and $168 million, respectively.

The Company’s maximum reasonably estimable loss exposure (excluding lost profits) as a result of its involvement with Flash Ventures, based upon the Japanese yen to U.S. dollar exchange rate at March 31, 2017, is presented below. Investments in Flash Ventures are denominated in Japanese yen and the maximum possible loss exposure excludes any cumulative translation adjustment due to revaluation from the Japanese yen to the U.S. dollar.

March 31, 2017
(in millions)
Notes receivable	$712
Equity investments	579
Operating lease guarantees	1,048
Prepayments	23
Maximum estimable loss exposure	$2,362

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

The following table presents the Company’s portion of the remaining guarantee obligations under the Flash Ventures’ lease facilities in both Japanese yen and U.S. dollar-equivalent based upon the Japanese yen to U.S. dollar exchange rate as of March 31, 2017.

	Lease Amounts
	(Japanese yen, in billions)	(U.S. dollar, in millions)
Total guarantee obligations	¥117	$1,048

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the end of the term of the Flash Ventures lease agreements, in annual installments as of March 31, 2017 in U.S. dollars based upon the Japanese yen to U.S. dollar exchange rate as of March 31, 2017:

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
	(in millions)
Year 1	$268	$22	$290
Year 2	231	15	246
Year 3	173	59	232
Year 4	93	97	190
Year 5	20	70	90
Total guarantee obligations	$785	$263	$1,048

The Company and Toshiba have agreed to mutually contribute to, and indemnify each other and Flash Ventures for, environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances. The Company has not made any indemnification payments, nor recorded any indemnification receivables, under any such agreements. As of March 31, 2017, no amounts have been accrued in the condensed consolidated financial statements with respect to these indemnification guarantees.

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

Stock-based Compensation Expense

The following tables present the Company’s stock-based compensation for equity-settled awards and related tax benefit by type and financial statement line included in the Company’s condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
	(in millions)
Options	$10	$16	$33	$42
Employee stock purchase plan	7	3	16	9
Restricted and performance stock units	85	23	254	70
Subtotal	102	42	303	121
Tax benefit	(26)	(11)	(80)	(31)
Total	$76	$31	$223	$90

	Three Months Ended		Nine Months Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
	(in millions)
Cost of revenue	$13	$4	$37	$13
Research and development	45	17	132	46
Selling, general, and administrative	40	15	125	53
Employee termination, asset impairment, and other charges	4	6	9	9
Subtotal	102	42	303	121
Tax benefit	(26)	(11)	(80)	(31)
Total	$76	$31	$223	$90

As of March 31, 2017, compensation cost related to unvested stock options was $71 million and will be amortized on a straight-line basis over a weighted average service period of approximately 2.7 years. As of March 31, 2017, compensation cost related to the Company’s Employee Stock Purchase Plan (“ESPP”) rights issued to employees but not yet recognized was $34 million and will be amortized on a straight-line basis over a weighted average service period of approximately 1.2 years.

As of March 31, 2017, the aggregate unamortized fair value of all unvested restricted stock units (“RSUs”) and performance stock units (“PSUs”) was $537 million, which will be recognized on a straight-line basis over a weighted average vesting period of approximately 2.5 years, assuming the performance metrics are met for the PSUs.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Stock Option Activity

The following table summarizes stock option activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Options outstanding at July 1, 2016	9.0	$55.74	3.9	$60
Granted	2.8	44.83
Exercised	(2.4)	34.27
Canceled or expired	(0.8)	73.01
Options outstanding at March 31, 2017	8.6	56.66	4.4	245
Exercisable at March 31, 2017	4.0	57.96	3.0	115
Vested and expected to vest after March 31, 2017	8.3	56.88	4.4	235

As of March 31, 2017, the Company had options outstanding to purchase an aggregate of 6.4 million shares with an exercise price below the quoted price of the Company’s stock on that date resulting in an aggregate intrinsic value of $245 million at that date.

RSU and PSU Activity

The following table summarizes RSU and PSU activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in millions)
RSUs and PSUs outstanding at July 1, 2016	15.7	$41.92
Granted	5.7	45.94
Vested	(5.5)	47.44
Forfeited	(1.7)	44.08
RSUs and PSUs outstanding at March 31, 2017	14.2	44.43
Expected to vest after March 31, 2017	13.3	44.55

RSUs and PSUs are generally settled in an equal number of shares of the Company’s common stock at the time of vesting of the units. The aggregate value of RSUs and PSUs that became fully-vested during the nine months ended March 31, 2017 was $363 million, determined as of the vest date.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

SARs Activity

As of March 31, 2017, all outstanding stock appreciation rights (“SARs”) issued to employees were fully vested and will be settled in cash upon exercise. The fair value of SARs is solely subject to market price fluctuations. The following table presents the adjustments to the fair market value of SARs for the three and nine months ended March 31, 2017 and April 1, 2016:

	Three Months Ended		Nine Months Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
	(in millions)
SAR expense (benefit)	$(1)	$(7)	$7	$(18)
Tax expense (benefit)	1	1	(1)	2
Total SAR expense (benefit)	$—	$(6)	$6	$(16)

The Company had a total liability of $6 million and $20 million related to SARs included in Accrued expenses in the Company’s condensed consolidated balance sheet as of March 31, 2017 and July 1, 2016, respectively. As of March 31, 2017, an immaterial number of SARs were outstanding with a weighted average exercise price of $24.10.

Stock Repurchase Program

The Company’s Board of Directors (the “Board”) has authorized $5.0 billion for the repurchase of the Company’s common stock. The stock repurchase program is effective until February 3, 2020. The Company did not repurchase any shares of common stock during the three and nine months ended March 31, 2017. The remaining amount available to be purchased under the Company’s stock repurchase program as of March 31, 2017 was $2.1 billion.

Dividends to Shareholders

On September 13, 2012, the Company announced that the Board had authorized the adoption of a quarterly cash dividend policy. Under the cash dividend policy, holders of the Company’s common stock receive dividends when and as declared by the Board. During the three and nine months ended March 31, 2017, the Company paid dividends of $144 million and $428 million, respectively.

On February 1, 2017, the Board declared a cash dividend for the quarter ended March 31, 2017 of $0.50 per share of the Company’s common stock. The cash dividend of $145 million was paid on April 17, 2017 to the Company’s shareholders of record as of March 31, 2017.

On May 3, 2017, the Board declared a cash dividend for the quarter ending June 30, 2017 of $0.50 per share of the Company’s common stock. The cash dividend will be paid on July 17, 2017 to shareholders of record as of June 30, 2017.

The Company may modify, suspend or cancel its cash dividend policy in any manner and at any time.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 10.	Income Tax Expense

The following table presents the income tax expense and the effective tax rate:

	Three Months Ended		Nine Months Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
	(in millions)
Income tax expense	$56	$6	$237	$30
Effective tax rate	18%	8%	67%	5%

Income tax expense of $237 million for the nine months ended March 31, 2017 includes discrete effects consisting of income tax expense from the integration of SanDisk of $91 million and a valuation allowance on acquired tax attributes of $111 million. Income tax expense related to the SanDisk integration is partially offset by an income tax benefit of $98 million from deductible debt issuance costs, debt discounts and prepayment fees from debt refinancing.

The primary drivers for the difference between the effective tax rate for the three and nine months ended March 31, 2017 and the U.S. Federal statutory rate of 35% are the current year generation of tax credits, tax holidays in Malaysia, the Philippines, Singapore and Thailand that expire at various dates from 2017 through 2029, for both periods, and the discrete items described above for the nine months ended March 31, 2017. For the three and nine months ended April 1, 2016, the difference between the effective tax rate and the U.S. Federal statutory rate of 35% is primarily due to current year generation of tax credits and tax holidays in Malaysia, the Philippines, Singapore and Thailand that expire at various dates from 2017 through 2029.

During the nine months ended March 31, 2017, the Company recorded a net increase of $14 million in its liability for unrecognized tax benefits. As of March 31, 2017, the Company’s liability for unrecognized tax benefits was approximately $505 million. Accrued interest and penalties related to unrecognized tax benefits as of March 31, 2017 was $92 million.

The Internal Revenue Service (“IRS”) previously completed its field examination of the Company’s federal income tax returns for fiscal years 2006 through 2009 and proposed certain adjustments. The Company received Revenue Agent Reports from the IRS that seek to increase the Company’s U.S. taxable income which would result in additional federal tax expense totaling $795 million, subject to interest. The issues in dispute relate primarily to transfer pricing with the Company’s foreign subsidiaries and intercompany payable balances. The Company disagrees with the proposed adjustments and in September 2015, filed a protest with the IRS Appeals Office and received the IRS rebuttal in July 2016. Meetings with the IRS Appeals Office began in March 2017. The Company believes that its tax positions are properly supported and will vigorously contest the position taken by the IRS. In September 2015, the IRS commenced an examination of the Company’s fiscal years 2010 through 2012.

The Company believes that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. If any issues addressed in the Company’s tax examinations are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of March 31, 2017, it is not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of the Company’s liability for unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of the Company’s tax returns.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 11.	Net Income Per Common Share

The following table presents the computation of basic and diluted income per common share:

	Three Months Ended		Nine Months Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
	(in millions, except per share data)
Net income	$248	$74	$117	$608
Weighted average shares outstanding:
Basic	289	233	287	232
Employee stock options, RSUs, PSUs, ESPP	10	1	8	2
Diluted	299	234	295	234
Income per common share
Basic	$0.86	$0.32	$0.41	$2.62
Diluted	$0.83	$0.32	$0.40	$2.60
Anti-dilutive potential common shares excluded(1)	2	6	4	5

(1)	For purposes of computing diluted income per common share, certain potentially dilutive securities have been excluded from the calculation because their effect would have been anti-dilutive.

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

Fiscal 2016 Acquisition

In May 2016, the Company acquired SanDisk, a global leader in NAND flash storage solutions, primarily to deepen the Company’s expertise in non-volatile memory and enable the Company to vertically integrate into NAND, securing long-term access to solid-state technology at a lower cost.

Assets Acquired and Liabilities Assumed at Fair Value

During the nine months ended March 31, 2017, the Company increased goodwill by $64 million due to adjustments to the assessment of fair value for certain acquired intangible assets, inventory, property, plant and equipment, contingent liabilities, and deferred tax liability. Management is continuing to assess the values assigned to the remaining assets acquired and liabilities assumed and may make further adjustments during the measurement period (through May 11, 2017) as further information becomes available. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill.

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

	Three Months Ended	Nine Months Ended
	April 1, 2016	April 1, 2016
	(in millions, except per share amounts)
Revenue, net	$4,188	$13,860
Net income	180	468
Basic income per common share	$0.64	$1.67
Diluted income per common share	$0.63	$1.64

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 13.	Employee Termination, Asset Impairment and Other Charges

The Company recorded the following charges related to employee terminations benefits, asset impairment and other charges:

	Three Months Ended		Nine Months Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
	(in millions)
Employee termination and other charges:
Restructuring Plan 2016	$6	$64	$52	$64
Closure of Foreign Manufacturing Facility	3	24	9	24
Business Realignment	26	22	69	94
Total employee termination and other charges	35	110	130	182
Stock-based compensation accelerations and adjustments
Restructuring Plan 2016	—	—	(1)	—
Business Realignment	4	6	10	9
Total stock-based compensation accelerations and adjustments	4	6	9	9
Asset impairment:
Closure of Foreign Manufacturing Facility	—	24	13	24
Business Realignment	—	—	—	8
Total asset impairment	—	24	13	32
Total employee termination and other charges, stock-based compensation adjustments and asset impairments	$39	$140	$152	$223

Restructuring Plan 2016

In 2016, the Company initiated a set of actions relating to the restructuring plan associated with the integration of substantial portions of its HGST and WD subsidiaries (“Restructuring Plan 2016”). Restructuring Plan 2016 consists of asset and footprint reduction, product road map consolidation and organization rationalization. In addition to the amounts recognized under Restructuring Plan 2016 for employee termination, asset impairments and other charges, as presented above, the Company recognized $7 million and $37 million during the three and nine months ended March 31, 2017, respectively, of accelerated depreciation on facility assets in cost of revenue and operating expense.

The following table presents an analysis of the components of the activity against the reserve during the nine months ended March 31, 2017:

	Employee Termination Benefits	Contract Termination and Other	Total
	(in millions)
Accrual balance at July 1, 2016	$26	$—	$26
Charges	12	40	52
Cash payments	(31)	(37)	(68)
Non-cash items and other	—	(1)	(1)
Accrual balance at March 31, 2017	$7	$2	$9

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Closure of Foreign Manufacturing Facility

In January 2016, the Company announced the closing of its head component front end wafer manufacturing facility in Odawara, Japan, in order to reduce manufacturing costs. As of December 30, 2016, the Company substantially completed all activities related to the closure of the facility. The following table presents an analysis of the components of the activity against the reserve during the nine months ended March 31, 2017:

	Employee Termination Benefits	Contract Termination and Other	Total
	(in millions)
Accrual balance at July 1, 2016	$14	$—	$14
Charges	2	7	9
Cash payments	(15)	(10)	(25)
Non-cash items and other	(1)	3	2
Accrual balance at March 31, 2017	$—	$—	$—

Business Realignment

The Company periodically incurs charges as part of the integration process of recent acquisitions and to realign its operations with anticipated market demand. The following table presents an analysis of the components of the activity against the reserve during the nine months ended March 31, 2017:

	Employee Termination Benefits	Contract Termination and Other	Total
	(in millions)
Accrual balance at July 1, 2016	$11	$3	$14
Charges	65	4	69
Cash payments	(62)	(2)	(64)
Non-cash items and other	6	—	6
Accrual balance at March 31, 2017	$20	$5	$25

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 14.	Legal Proceedings

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

Solely for purposes of this note, “WD” refers to Western Digital Corporation or one or more of its subsidiaries excluding HGST prior to the closing of the Company’s acquisition of HGST on March 8, 2012 (the “HGST Closing Date”) and SanDisk prior to the closing of the Company’s acquisition of SanDisk on May 12, 2016 (the “SanDisk Closing Date”); “HGST” refers to Hitachi Global Storage Technologies Holdings Pte. Ltd. or one or more of its subsidiaries as of the HGST Closing Date; “SanDisk” refers to SanDisk Corporation or one or more of its subsidiaries as of the SanDisk Closing Date; and “the Company” refers to Western Digital Corporation and all of its subsidiaries on a consolidated basis including HGST and SanDisk.

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

In December 2016, Memory Technologies, LLC (“MTL”) filed two complaints - one with the International Trade Commission (“ITC”) and the other with the U.S. District Court for the Central District of California - against WD and certain of its subsidiaries alleging infringement of various patents. In the ITC complaint, MTL asserts that certain of the Company’s Secure Digital (“SD”) and microSD products infringe U.S. Patent Nos. RE45,542; RE45,486; 7,565,469; 9,063,850; and 8,307,180. The ITC complaint seeks an exclusion order barring the accused products, and components thereof, from entry into the U.S. On January 5, 2017, the ITC issued a notice of institution of investigation regarding the complaint. On February 6, 2017, the Company filed its response to the complaint. In the other complaint, MTL asserts that certain of the Company’s SD, microSD and/or eMMC products infringe the same patents asserted in the ITC complaint, as well as U.S. Patent Nos. 7,275,186; 7,827,370; and 7,739,487. The complaint seeks unspecified monetary damages. The District Court action has been stayed pending resolution of the ITC proceeding. The Company intends to defend itself vigorously in these matters.

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

Other Matters

In December 2011, the German Central Organization for Private Copying Rights (Zentralstelle für private Überspielungsrechte) (“ZPÜ”), an organization consisting of several copyright collecting societies, instituted arbitration proceedings against WD’s German subsidiary (“WD Germany”) before the Copyright Arbitration Board (“CAB”) claiming copyright levies for multimedia hard drives, external hard drives and network hard drives sold or introduced into commerce in Germany by WD Germany from January 2008 through December 2010.  In February 2013, WD Germany filed a declaratory relief action against ZPÜ in the Higher Regional Court of Munich (the “Higher Court”), seeking an order from the Higher Court to determine the copyright levy issue.  In May 2013, ZPÜ filed a counter-claim against WD Germany with the Higher Court, seeking copyright levies for multimedia hard drives, external hard drives and network hard drives sold or introduced into commerce from January 2008 through December 2010 based on tariffs published by ZPÜ in November 2011. In January 2015, the Higher Court ruled in favor of ZPÜ. In its ruling, the Higher Court declared that WD Germany must pay certain levies on certain products which it sold in Germany between January 2008 and December 2010. The judgment specified levy amounts on certain products sold from January 2008 through December 2010 and directed WD Germany to disclose applicable sales data to ZPÜ. The exact amount of the judgment had not been determined. ZPÜ and WD Germany filed appeals with the German Federal Court of Justice in February 2015. In March 2017, the German Federal Court of Justice rendered a judgment affirming ZPÜ’s claim concerning the disclosure of WD Germany’s sales data regarding HDDs sold between January 2008 and December 2010. The German Federal Court of Justice also set aside the Higher Court’s decision on the levy amounts and referred the case back to the Higher Court for further fact finding and decision on the levy amounts. The Company intends to defend itself vigorously in this matter.

In December 2014, ZPÜ submitted a pleading to the CAB seeking copyright levies for multimedia hard drives, external hard drives and network hard drives sold or introduced into commerce in Germany by WD Germany between January 2012 and December 2013. The Company intends to defend itself vigorously in this matter.

The Company has recorded an accrual for German copyright levies in an amount that is not material to the Company’s financial position, results of operations or cash flows. It is reasonably possible that the Company may incur losses totaling up to $141 million, including the amounts accrued.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of March 31, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$270	$856	$4,526	$—	$5,652
Short-term investments	—	—	25	—	25
Accounts receivable, net	—	1,212	736	—	1,948
Intercompany receivable	1,143	1,997	2,923	(6,063)	—
Inventories	—	1,067	1,458	(271)	2,254
Other current assets	5	216	223	(10)	434
Total current assets	1,418	5,348	9,891	(6,344)	10,313
Property, plant and equipment, net	—	1,170	1,929	—	3,099
Notes receivable and investments in Flash Ventures	—	—	1,291	—	1,291
Goodwill	—	325	9,687	—	10,012
Other intangible assets, net	—	15	4,129	—	4,144
Investments in consolidated subsidiaries	18,344	18,199	—	(36,543)	—
Loans due from consolidated affiliates	5,005	313	—	(5,318)	—
Other non-current assets	46	89	478	(24)	589
Total assets	$24,813	$25,459	$27,405	$(48,229)	$29,448
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$264	$1,921	$—	$2,185
Intercompany payable	171	5,233	659	(6,063)	—
Accounts payable to related parties	—	—	194	—	194
Accrued expenses	254	473	353	(7)	1,073
Accrued compensation	—	291	189	—	480
Accrued warranty	—	4	192	—	196
Current portion of long-term debt	181	—	—	—	181
Total current liabilities	606	6,265	3,508	(6,070)	4,309
Long-term debt	12,878	—	29	—	12,907
Loans due to consolidated affiliates	298	34	4,986	(5,318)	—
Other liabilities	—	619	609	(27)	1,201
Total liabilities	13,782	6,918	9,132	(11,415)	18,417
Shareholders’ equity	11,031	18,541	18,273	(36,814)	11,031
Total liabilities and shareholders’ equity	$24,813	$25,459	$27,405	$(48,229)	$29,448

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the three months ended March 31, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Revenue, net	$—	$3,406	$4,333	$(3,090)	$4,649
Cost of revenue	—	2,791	3,403	(3,068)	3,126
Gross profit	—	615	930	(22)	1,523
Operating expenses:
Research and development	—	413	200	—	613
Selling, general, and administrative	1	240	105	—	346
Intercompany operating expense (income)	—	(282)	282	—	—
Employee termination, asset impairment, and other charges	—	30	9	—	39
Total operating expenses	1	401	596	—	998
Operating income (loss)	(1)	214	334	(22)	525
Interest and other income (expense):
Interest income	88	8	6	(95)	7
Interest expense	(211)	—	(89)	95	(205)
Other expense, net	(9)	(6)	(8)	—	(23)
Total interest and other income (expense), net	(132)	2	(91)	—	(221)
Income (loss) before taxes	(133)	216	243	(22)	304
Income tax expense (benefit)	(26)	56	26	—	56
Equity in earnings from subsidiaries	355	229	—	(584)	—
Net income	$248	$389	$217	$(606)	$248

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the nine months ended March 31, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Revenue, net	$—	$10,890	$12,871	$(9,510)	$14,251
Cost of revenue	—	8,941	10,451	(9,532)	9,860
Gross profit	—	1,949	2,420	22	4,391
Operating expenses:
Research and development	—	1,226	611	—	1,837
Selling, general, and administrative	5	766	329	—	1,100
Intercompany operating expense (income)	—	(851)	851	—	—
Employee termination, asset impairment, and other charges	—	88	64	—	152
Total operating expenses	5	1,229	1,855	—	3,089
Operating income (loss)	(5)	720	565	22	1,302
Interest and other income (expense):
Interest income	268	9	15	(275)	17
Interest expense	(642)	(5)	(274)	275	(646)
Other expense, net	(283)	(10)	(26)	—	(319)
Total interest and other expense, net	(657)	(6)	(285)	—	(948)
Income (loss) before taxes	(662)	714	280	22	354
Income tax expense (benefit)	(207)	177	267	—	237
Equity in earnings from subsidiaries	572	21	—	(593)	—
Net income	$117	$558	$13	$(571)	$117

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the three months ended April 1, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Revenue, net	$—	$2,959	$2,895	$(3,032)	$2,822
Cost of revenue	—	2,780	2,310	(3,021)	2,069
Gross profit	—	179	585	(11)	753
Operating expenses:
Research and development	—	252	107	—	359
Selling, general, and administrative	1	134	31	—	166
Intercompany operating expense (income)	—	(255)	255	—	—
Employee termination, asset impairment, and other charges	—	9	131	—	140
Total operating expenses	1	140	524	—	665
Operating income (loss)	(1)	39	61	(11)	88
Interest and other income (expense):
Interest income	—	—	6	—	6
Interest expense	—	(13)	(1)	—	(14)
Total interest and other income (expense), net	—	(13)	5	—	(8)
Income (loss) before taxes	(1)	26	66	(11)	80
Income tax expense (benefit)	(1)	4	3	—	6
Equity in earnings from subsidiaries	74	60	—	(134)	—
Net income	$74	$82	$63	$(145)	$74

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the nine months ended April 1, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Revenue, net	$—	$9,796	$9,919	$(10,216)	$9,499
Cost of revenue	—	9,190	7,888	(10,193)	6,885
Gross profit	—	606	2,031	(23)	2,614
Operating expenses:
Research and development	—	831	302	—	1,133
Selling, general, and administrative	3	443	151	—	597
Intercompany operating expense (income)	—	(845)	845	—	—
Employee termination, asset impairment, and other charges	—	79	144	—	223
Total operating expenses	3	508	1,442	—	1,953
Operating income (loss)	(3)	98	589	(23)	661
Interest and other income (expense):
Interest income	—	1	14	—	15
Interest expense	—	(35)	(5)	—	(40)
Other income, net	—	—	2	—	2
Total interest and other income (expense), net	—	(34)	11	—	(23)
Income (loss) before taxes	(3)	64	600	(23)	638
Income tax expense (benefit)	(1)	56	(25)	—	30
Equity in earnings from subsidiaries	610	622	—	(1,232)	—
Net income	$608	$630	$625	$(1,255)	$608

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the three months ended March 31, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Net income	$248	$389	$217	$(606)	$248
Other comprehensive income, before tax:
Actuarial pension gain	1	1	1	(2)	1
Foreign currency translation adjustment	58	58	58	(116)	58
Net unrealized gain on foreign exchange contracts	45	42	41	(83)	45
Total other comprehensive income, before tax	104	101	100	(201)	104
Income tax expense related to items of other comprehensive income	(3)	(3)	(2)	5	(3)
Other comprehensive income, net of tax	101	98	98	(196)	101
Total comprehensive income	$349	$487	$315	$(802)	$349

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the nine months ended March 31, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Net income	$117	$558	$13	$(571)	$117
Other comprehensive loss, before tax:
Actuarial pension gain	7	7	7	(14)	7
Foreign currency translation adjustment	(111)	(111)	(134)	245	(111)
Net unrealized loss on foreign exchange contracts	(95)	(98)	(95)	193	(95)
Total other comprehensive loss, before tax	(199)	(202)	(222)	424	(199)
Income tax benefit (expense) related to items of other comprehensive loss	—	—	(1)	1	—
Other comprehensive loss, net of tax	(199)	(202)	(223)	425	(199)
Total comprehensive income (loss)	$(82)	$356	$(210)	$(146)	$(82)

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the three months ended April 1, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Net income	$74	$82	$63	$(145)	$74
Other comprehensive income, before tax:
Net unrealized gain on foreign exchange contracts	40	40	34	(75)	39
Net unrealized gain on available-for-sale securities	—	1	1	(2)	—
Total other comprehensive income, before tax	40	41	35	(77)	39
Income tax benefit related to items of other comprehensive income	—	—	—	—	—
Other comprehensive income, net of tax	40	41	35	(77)	39
Total comprehensive income	$114	$123	$98	$(222)	$113

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the nine months ended April 1, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Net income	$608	$630	$625	$(1,255)	$608
Other comprehensive income, before tax:
Net unrealized gain on foreign exchange contracts	53	53	46	(100)	52
Net unrealized gain (loss) on available-for-sale securities	(1)	(1)	(1)	3	—
Total other comprehensive income, before tax	52	52	45	(97)	52
Income tax benefit related to items of other comprehensive income	—	—	—	—	—
Other comprehensive income, net of tax	52	52	45	(97)	52
Total comprehensive income	$660	$682	$670	$(1,352)	$660

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the nine months ended March 31, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(443)	$617	$2,177	$147	$2,498
Cash flows from investing activities
Purchases of property, plant and equipment	—	(185)	(268)	—	(453)
Proceeds from the sale of equipment	—	—	21	—	21
Purchases of investments	—	—	(274)	—	(274)
Proceeds from sale of investments	—	—	75	—	75
Proceeds from maturities of investments	—	—	430	—	430
Investments in Flash Ventures	—	—	(20)	—	(20)
Notes receivable issuances to Flash Ventures	—	—	(480)	—	(480)
Notes receivable proceeds from Flash Ventures	—	—	276	—	276
Strategic investments and other, net	—	—	(21)	—	(21)
Intercompany loans from (to) consolidated affiliates	995	(258)	—	(737)	—
Advances from (to) consolidated affiliates	244	(236)	—	(8)	—
Net cash provided by (used in) investing activities	1,239	(679)	(261)	(745)	(446)
Cash flows from financing activities
Issuance of stock under employee stock plans	123	—	—	—	123
Taxes paid on vested stock awards under employee stock plans	(111)	—	—	—	(111)
Excess tax benefits from employee stock plans	90	—	—	—	90
Proceeds from acquired call option	—	—	61	—	61
Dividends paid to shareholders	(428)	—	—	—	(428)
Repayment of debt	(8,692)	(2,995)	(492)	—	(12,179)
Proceeds from debt	7,908	—	—	—	7,908
Debt issuance costs	(10)	—	—	—	(10)
Intercompany loans from (to) consolidated affiliates	298	(5,966)	4,931	737	—
Change in investment in consolidated subsidiaries	296	8,673	(8,830)	(139)	—
Net cash used in financing activities	(526)	(288)	(4,330)	598	(4,546)
Effect of exchange rate changes on cash	—	—	(5)	—	(5)
Net increase (decrease) in cash and cash equivalents	270	(350)	(2,419)	—	(2,499)
Cash and cash equivalents, beginning of year	—	1,206	6,945	—	8,151
Cash and cash equivalents, end of period	$270	$856	$4,526	$—	$5,652

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the nine months ended April 1, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Cash flows from operating activities
Net cash provided by operating activities	$21	$322	$1,289	$(4)	$1,628
Cash flows from investing activities
Purchases of property, plant and equipment	—	(168)	(265)	—	(433)
Purchases of investments	—	—	(462)	—	(462)
Proceeds from sale of investments	—	—	604	—	604
Proceeds from maturities of investments	—	—	303	—	303
Strategic investments and other, net	—	—	(23)	—	(23)
Advances from (to) consolidated affiliates	269	(269)	—	—	—
Net cash provided by (used in) investing activities	269	(437)	157	—	(11)
Cash flows from financing activities
Issuance of stock under employee stock plans	64	—	—	—	64
Taxes paid on vested stock awards under employee stock plans	(45)	—	—	—	(45)
Excess tax benefits from employee stock plans	(2)	—	—	—	(2)
Repurchases of common stock	(60)	—	—	—	(60)
Dividends paid to shareholders	(347)	—	—	—	(347)
Repayment of debt	—	(109)	(255)	—	(364)
Change in investment in consolidated subsidiaries	100	(65)	(39)	4	—
Net cash used in financing activities	(290)	(174)	(294)	4	(754)
Net increase (decrease) in cash and cash equivalents	—	(289)	1,152	—	863
Cash and cash equivalents, beginning of year	—	661	4,363	—	5,024
Cash and cash equivalents, end of period	$—	$372	$5,515	$—	$5,887

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Fiscal years 2017, which ends on June 30, 2017, and 2016, which ended on July 1, 2016, are both comprised of 52 weeks, with all quarters presented consisting of 13 weeks.

Recent Developments

Debt Facilities

During the first nine months of 2017, we settled certain debt facilities and entered into new debt facilities at lower rates. The financing arrangement activities during the first nine months of 2017 were:

•	We paid in full, with accrued interest, our $3.0 billion short-term senior secured bridge credit agreement.

•
We settled our $3.750 billion U.S. Term Loan B tranche with a new issuance of a $3.0 billion seven-year U.S. dollar-denominated term loan (“U.S. Term Loan B-1”) at an interest rate lower than our U.S. Term Loan B tranche in the first quarter of 2017. Proceeds from this new loan and a voluntary cash prepayment of $750 million were used to settle our U.S. Term Loan B tranche. In the third quarter of 2017, we settled the outstanding balance of $2.985 billion of our U.S. Term Loan B-1 tranche for a new issuance of a $2.985 billion six-year U.S. dollar-denominated term loan (“U.S. Term Loan B-2”) at an interest rate lower than our U.S. Term Loan B-1 tranche.

•
We settled our €885 million Euro Term Loan B tranche with a new issuance of a €885 million seven-year Euro-denominated term loan (“Euro Term Loan B-1”) at an interest rate lower than our Euro Term Loan B tranche in the first quarter of 2017. In the third quarter of 2017, we settled the outstanding balance of €881 million of our Euro Term Loan B-1 tranche for a new issuance of a €881 million six-year Euro-denominated term loan (“Euro Term Loan B-2”) at an interest rate lower than our Euro Term Loan B-1 tranche.

•
We paid to the holders of our Convertible Notes (as defined below), for conversion and repurchase, $494 million of cash and 0.3 million shares of our common stock with an aggregate value of $16 million. In conjunction with the settlements, we received from the exercise of the related call options, $61 million of cash and 0.1 million shares of our common stock which had an aggregate value of $11 million.

For additional information regarding our debt facilities, see Part I, Item 1, Note 6, in this Quarterly Report on Form 10-Q.

Results of Operations

Third Quarter and First Nine Months Overview

The following table sets forth, for the periods presented, selected summary information from our condensed consolidated statements of operations by dollars and percentage of net revenue:

	Three Months Ended					Nine Months Ended
	March 31, 2017		April 1, 2016		% Change	March 31, 2017		April 1, 2016		% Change
	(in millions, except percentages)
Revenue, net	$4,649	100.0%	$2,822	100.0%	65%	$14,251	100.0%	$9,499	100.0%	50%
Gross profit	1,523	32.8	753	26.7	102	4,391	30.8	2,614	27.5	68
Total operating expenses	998	21.5	665	23.6	50	3,089	21.7	1,953	20.6	58
Operating income	525	11.3	88	3.1	497	1,302	9.1	661	7.0	97
Net income	248	5.3	74	2.6	235	117	0.8	608	6.4	(81)

The following table sets forth, for the periods presented, summary information regarding net revenues by geography and end market:

	Three Months Ended		Nine Months Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
	(in millions, except exabytes and percentages)
Revenue, net	$4,649	$2,822	$14,251	$9,499

Revenues by Geography (%)
Americas	38%	30%	39%	30%
Europe, Middle East and Africa	18	23	17	22
Asia	44	47	44	48

Revenues by End Market (%)
Client Devices	50%	49%	50%	48%
Client Solutions	22	12	21	13
Data Center Devices & Solutions	28	39	29	39

Exabytes Shipped	74	63	232	196

Net Revenue

Net revenue for the three months ended March 31, 2017 increased $1.8 billion, or 65%, as compared to the same period in 2016, which reflects an increase from NAND-flash products from our acquisition of SanDisk, partially offset by lower revenues related to lower personal computer (“PC”) and enterprise HDD shipments.

Net revenue for the nine months ended March 31, 2017 increased $4.8 billion, or 50%, as compared to the same period in 2016, which reflects an increase from NAND-flash products from our acquisition of SanDisk, partially offset by lower revenues related to lower PC and enterprise HDD shipments.

For the three and nine months ended March 31, 2017 and for the nine months ended April 1, 2016, no customer accounted for 10% or more of our net revenue. For the three months ended April 1, 2016, one customer, Hewlett Packard Enterprise Development LP, accounted for 10% of our net revenue. For each of the three and nine months ended March 31, 2017, our top 10 customers accounted for 41% of our net revenue. For the three and nine months ended April 1, 2016, our top 10 customers accounted for 45% and 44%, respectively, of our net revenue.

Consistent with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. For the three and nine months ended March 31, 2017, these programs represented 11% and 13%, respectively, of gross revenues. For the three and nine months ended April 1, 2016, these programs represented 14% and 13%, respectively, of gross revenues. The decrease in sales incentive and marketing programs year-over-year reflects lower incentive programs offered on NAND-flash products as a result of our acquisition of SanDisk. These amounts generally vary according to several factors including industry conditions, seasonal demand, competitor actions, channel mix and overall availability of products. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue.

Net Revenue by Geography

Changes in the mix of net revenue by geography for the three and nine months ended March 31, 2017, as compared to the same periods in 2016, reflect the additional revenues from our acquisition of SanDisk which has comparatively higher revenue in the Americas than our pre-acquisition business.

Net Revenue by End Market

Changes in the mix of net revenue by end market for the three and nine months ended March 31, 2017, as compared to the same periods in 2016, reflect the increase in revenues from our acquisition of SanDisk which has comparatively higher revenue in Client Devices and Client Solutions than our pre-acquisition business.

Gross Profit and Gross Margin

Gross profit for the three months ended March 31, 2017 was $1.5 billion, an increase of $770 million as compared to the same period in 2016. Gross margin was 32.8% for the three months ended March 31, 2017, as compared to 26.7% for the same period in 2016. The increase in gross margin was due primarily to higher margins on NAND-flash products from our acquisition of SanDisk and cost improvements resulting from integration activities. Gross profit was negatively impacted by amortization expense on acquired intangible assets, stock-based compensation, charges related to the implementation of cost-saving initiatives, and other charges, which aggregated $303 million, or 6.5% of revenue, for the three months ended March 31, 2017, and $43 million, or 1.5% of revenue, for the three months ended April 1, 2016.

Gross profit for the nine months ended March 31, 2017 was $4.4 billion, an increase of $1.8 billion as compared to the same period in 2016. Gross margin was 30.8% for the nine months ended March 31, 2017, as compared to 27.5% for the same period in 2016. The increase in gross margin was due primarily to higher margins on NAND-flash products from our acquisition of SanDisk and cost improvements resulting from integration activities. Gross profit for the nine months ended March 31, 2017 was negatively impacted by amortization expense on acquired intangible assets, charges related to the implementation of cost-saving initiatives, stock-based compensation and acquisition related charges, which aggregated $826 million, or 5.8% of revenue, for the nine months ended March 31, 2017, and $104 million, or 1.1% of revenue, for the nine months ended April 1, 2016.

Operating Expenses

	Three Months Ended					Nine Months Ended
	March 31, 2017		April 1, 2016			March 31, 2017		April 1, 2016
	Amount	% of Rev (1)	Amount	% of Rev (1)	% Change	Amount	% of Rev (1)	Amount	% of Rev (1)	% Change
	(in millions, except percentages)
Research and development	$613	13.2%	$359	12.7%	71%	$1,837	12.9%	$1,133	11.9%	62%
Selling, general, and administrative	346	7.4	166	5.9	108	1,100	7.7	597	6.3	84
Employee termination, asset impairment, and other charges	39	0.8	140	5.0	(72)	152	1.1	223	2.3	(32)
Total operating expenses	$998	21.5	$665	23.6	50	$3,089	21.7	$1,953	20.6	58

(1)	Percentages may not total due to rounding.

The increase in research and development (“R&D”) expense in the three and nine months ended March 31, 2017, as compared to the same periods in 2016, was primarily related to our acquisition of SanDisk and continued development of NAND technology. The three and nine months ended March 31, 2017 also included aggregate charges of $47 million and $149 million, respectively, related to share-based compensation expenses, charges related to the implementation of cost-saving initiatives and acquisition-related charges. These costs were partially offset by cost reductions from our integration activities. The three and nine months ended April 1, 2016 also included aggregate charges of $30 million and $65 million, respectively, related to share-based compensation expenses, charges related to the implementation of cost-saving initiatives and other charges.

The increase in selling, general, and administrative (“SG&A”) expense in the three and nine months ended March 31, 2017, as compared to the same periods in 2016, was primarily related to our acquisition of SanDisk. The three and nine months ended March 31, 2017 also included aggregate charges of $101 million and $317 million, respectively, related to share-based compensation expenses, amortization expense on acquired intangible assets, charges related to the implementation of cost-saving initiatives and acquisition-related charges. These costs were partially offset by cost reductions from our integration activities. The three and nine months ended April 1, 2016 also included aggregate charges of $40 million and $158 million, respectively, related to share-based compensation expenses, acquisition-related charges, charges related to an arbitration award, amortization expense on acquired intangible assets, charges related to the implementation of cost-saving initiatives and other charges.

Employee termination and other charges were $39 million and $152 million in the three and nine months ended March 31, 2017, respectively, a decrease of $101 million and $71 million from the three and nine months ended April 1, 2016, respectively. The charges relate to our 2016 restructuring plan associated with the integration and business realignment of substantial portions of our business and closing of our head component front end wafer manufacturing facility in Odawara, Japan. For additional information regarding employee termination, asset impairment and other charges, see Part I, Item 1, Note 13 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Interest and Other Income (Expense)

	Three Months Ended					Nine Months Ended
	March 31, 2017		April 1, 2016			March 31, 2017		April 1, 2016
	Amount	% of Rev (1)	Amount	% of Rev (1)	% Change	Amount	% of Rev (1)	Amount	% of Rev (1)	% Change
	(in millions, except percentages)
Interest income	$7	0.2%	$6	0.2%	17%	$17	0.1%	$15	0.2%	13%
Interest expense	(205)	(4.4)	(14)	(0.5)	**	(646)	(4.5)	(40)	(0.4)	**
Other income (expense), net	(23)	(0.5)	—	—	**	(319)	(2.2)	2	—	**
Total interest and other expense, net	$(221)	(4.8)	$(8)	(0.3)	**	$(948)	(6.7)	$(23)	(0.2)	**

(1)	Percentages may not total due to rounding.

**	Amount not meaningful.

Interest expense increased for the three and nine months ended March 31, 2017, as compared to the same period in 2016, primarily due to the additional debt issued in connection with the acquisition of SanDisk.

Other income (expense), net for the three months ended March 31, 2017 was primarily comprised of foreign exchange losses, write-off of debt issuance costs on the settlements of U.S. Term Loan B-1 and Euro Term Loan B-1, and impairment charges related to our private-equity investments. Other income (expense), net for the nine months ended March 31, 2017 was primarily comprised of the write-off of debt issuance costs on the settlements of U.S. Term Loan B, U.S. Term Loan B-1, Euro Term Loan B, and Euro Term Loan B-1, loss on the settlement of our convertible debt instruments, foreign exchange losses, and impairment charges related to our private-equity investments.

Income Tax Expense

	Three Months Ended					Nine Months Ended
	March 31, 2017		April 1, 2016			March 31, 2017		April 1, 2016
	Amount	% of Rev	Amount	% of Rev	% Change	Amount	% of Rev	Amount	% of Rev	% Change
	(in millions, except percentages)
Income tax expense	$56	1.2%	$6	0.2%	**	$237	1.7%	$30	0.3%	**
Effective tax rate	18%		8%			67%		5%

**	Amount not meaningful.

Income tax expense of $237 million for the nine months ended March 31, 2017 is attributable primarily to discrete effects consisting of income tax expense from the integration of SanDisk of $91 million and a valuation allowance on acquired tax attributes of $111 million. Income tax expense related to the SanDisk integration is partially offset by an income tax benefit of $98 million from deductible debt issuance costs, debt discounts and prepayment fees from debt refinancing.

The primary drivers for the difference between the effective tax rate for the three and nine months ended March 31, 2017 and the U.S. Federal statutory rate of 35% are the current year generation of tax credits, tax holidays in Malaysia, the Philippines, Singapore and Thailand that expire at various dates from 2017 through 2029, for both periods, and the discrete items described above for the nine months ended March 31, 2017. For the three and nine months ended April 1, 2016, the difference between the effective tax rate and the U.S. Federal statutory rate of 35% is primarily due to current year generation of tax credits and tax holidays in Malaysia, the Philippines, Singapore and Thailand that expire at various dates from 2017 through 2029.

For additional information regarding income tax expense (benefit), see Part I, Item 1, Note 10 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

The following table summarizes our statements of cash flows for the nine months ended March 31, 2017 and April 1, 2016:

	Nine Months Ended
	March 31, 2017	April 1, 2016
	(in millions)
Net cash flow provided by (used in):
Operating activities	$2,498	$1,628
Investing activities	(446)	(11)
Financing activities	(4,546)	(754)
Effect of exchange rate changes on cash	(5)	—
Net increase (decrease) in cash and cash equivalents	$(2,499)	$863

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

The indebtedness used to finance our acquisition of SanDisk could cause us to place more reliance on cash generated from operations to pay principal and interest on our debt, thereby reducing the availability of our cash flow for working capital, capital expenditure needs, dividends, or to pursue other potential strategic plans.

During 2017, we expect cash used for purchases of property, plant and equipment, and net activity in notes receivable and equity investments relating to our business ventures with Toshiba Corporation (“Flash Ventures”) to be approximately $0.5 billion to $0.9 billion of our cash. The total expected cash to be used could vary depending on the timing and completion of various capital projects and the availability, timing and terms of related financing.

A total of $4.3 billion and $6.9 billion of our cash and cash equivalents was held outside of the U.S. as of March 31, 2017 and July 1, 2016, respectively. Our current plans anticipate we can meet our U.S. cash needs while continuing to permanently reinvest the undistributed earnings of our foreign subsidiaries. In the event the reinvested earnings of our foreign subsidiaries are distributed to the U.S., such a distribution could result in the accrual and payment of additional taxes.

Operating Activities

Cash flow from operating activities consists of net income, adjusted for non-cash charges, plus or minus working capital changes. This represents our principal source of cash. Net cash provided by changes in working capital was $71 million for the nine months ended March 31, 2017, as compared to $130 million for the nine months ended April 1, 2016.

Our working capital requirements primarily depend on the effective management of our cash conversion cycle, which measures how quickly we can convert our products into cash through sales. The cash conversion cycles for the nine months ended March 31, 2017 and April 1, 2016 were as follows:

	Nine Months Ended
	March 31, 2017	April 1, 2016
	(in days)
Days sales outstanding	37	36
Days in inventory	62	49
Days payables outstanding	(67)	(63)
Cash conversion cycle	32	22

For the nine months ended March 31, 2017, our days sales outstanding (“DSOs”) increased by 1 day, days in inventory (“DIOs”) increased by 13 days and days payables outstanding (“DPOs”) increased by 4 days, as compared to the prior year. Changes in DSOs are generally due to the linearity of shipments. Changes in DIOs are generally related to the timing of inventory builds. Changes in DPOs are generally related to production volume and the timing of purchases during the period. From time to time, we modify the timing of payments to our vendors. We make modifications primarily to manage our vendor relationships and to manage our cash flows, including our cash balances. Generally, we make the payment term modifications through negotiations with our vendors or by granting to, or receiving from, our vendors’ payment term accommodations.

Investing Activities

Net cash used in investing activities in the nine months ended March 31, 2017 was $446 million, as compared to $11 million net cash used in investing activities in the nine months ended April 1, 2016. During the nine months ended March 31, 2017, net cash used in investing activities primarily consisted of $453 million of capital expenditures and a net $224 million increase in notes receivable to and investments in Flash Ventures, partially offset by a net $231 million decrease in our investments in marketable securities. During the nine months ended April 1, 2016, net cash used in investing activities primarily consisted of $433 million of capital expenditures and a net $445 million increase in investments in marketable securities.

Our cash equivalents are primarily invested in highly liquid money market funds that are invested in U.S. Treasury securities and U.S. Government agency securities. In addition, we invest directly in U.S. Treasury securities, U.S. and International Government agency securities, certificates of deposit, asset-backed securities, and corporate and municipal notes and bonds.

Financing Activities

Net cash used in financing activities was $4.5 billion in the nine months ended March 31, 2017, as compared to net cash used in financing activities of $754 million in the nine months ended April 1, 2016. During the nine months ended March 31, 2017, net cash used in financing activities consisted of $12.2 billion to repay debt and $428 million to pay dividends on our common stock, partially offset by $7.9 billion of proceeds from debt, net of issuance costs, $61 million of proceeds from call options and a net $102 million provided by employee stock plans. During the nine months ended April 1, 2016, net cash used in financing activities primarily consisted of $347 million to pay dividends on our common stock, $60 million to repurchase shares of our common stock and $364 million to repay debt.

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

Short and Long-term Liquidity

Contractual Obligations and Commitments

The following is a summary of our known contractual cash obligations and commercial commitments as of March 31, 2017:

	Total	1 Year (Remaining 3 months of 2017)	2-3 Years (2018-2019)	4-5 Years (2020-2021)	More than 5 Years (Beyond 2021)
	(in millions)
Long-term debt, including current portion	$13,301	$10	$595	$3,724	$8,972
Interest on debt	4,865	189	1,576	1,571	1,529
Flash Ventures and other related commitments(1)	7,312	371	4,208	1,826	907
Operating leases	177	27	80	47	23
Purchase obligations	895	859	35	1	—
Total	$26,550	$1,456	$6,494	$7,169	$11,431

(1)
Includes reimbursement for depreciation and lease payments on owned and committed equipment, funding commitments for loans and equity investments and reimbursement for other committed expenses, including R&D. Funding commitments assume no additional operating lease guarantees. Additional operating lease guarantees can reduce funding commitments.

Debt

The Credit Agreement (as defined in Part I, Item 1, Note 6 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q) requires us to comply with certain financial covenants, such as a leverage ratio and an interest coverage ratio. In addition, the documents governing substantially all of our outstanding debt, including the Credit Agreement, require us to comply with customary covenants that limit or restrict us and our subsidiaries’ ability to incur liens and indebtedness; make certain restricted payments, acquisitions, investments, loans and guarantees; and enter into certain transactions with affiliates, mergers and consolidations. As of March 31, 2017, we were in compliance with these covenants.

See Part I, Item 1, Note 6 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding our indebtedness.

Flash Ventures

Flash Ventures sells and leases back from a consortium of financial institutions a portion of its tools and has entered into equipment lease agreements of which we guarantee half of the total outstanding obligations. The lease agreements contain customary covenants for Japanese lease facilities. In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, the lease agreements contain acceleration clauses for certain events of default related to the guarantors, including us. As of March 31, 2017, we were in compliance with all covenants under these Japanese lease facilities.

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

Unrecognized Tax Benefits

As of March 31, 2017, the amount of unrecognized tax benefits, including related accrued interest and penalties, was $597 million, of which $467 million could result in potential cash payments. We are not able to provide a reasonable estimate of the timing of future tax payments related to these obligations. For additional information regarding our total tax liability for unrecognized tax benefits, see Part I, Item 1, Note 10 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Cash Dividend

Since the first quarter of 2014, we have issued a quarterly cash dividend. On February 1, 2017, we declared a cash dividend of $0.50 per share of our common stock to our shareholders of record as of March 31, 2017. The cash dividend of $145 million was paid on April 17, 2017. On May 3, 2017, we declared a cash dividend of $0.50 per share of our common stock to our shareholders of record as of June 30, 2017. The cash dividend will be paid on July 17, 2017. We may modify, suspend, or cancel our cash dividend policy in any manner and at any time.

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

Recently Issued Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”). The new standard requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The new standard is effective for fiscal years beginning after December 15, 2017, which for us is the first quarter of 2019. Early adoption is permitted within the first interim period. We are currently evaluating the impact ASU 2017-07 will have on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). The new standard simplifies the test for goodwill impairment by removing Step 2 from the goodwill impairment test. Companies will now perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value not to exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The new standard is effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, which for us is the first quarter of 2021. Early adoption is permitted for goodwill impairment tests performed after January 1, 2017. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”). The new standard removes the prohibition in the FASB Accounting Standards Codification (“ASC”) Topic 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The new standard is intended to reduce the complexity of U.S. GAAP and diversity in practice related to the tax consequences of certain types of intra-entity asset transfers, particularly those involving intellectual property. The new standard is effective for fiscal years beginning after December 15, 2017, which for us is the first quarter of 2019. Early adoption is permitted. We are currently evaluating the impact ASU 2016-16 will have on our consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The new standard simplifies several aspects of the accounting for share-based payment transactions and states that, among other things, all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement and an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The new standard is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, which for us is the first quarter of 2018. Early adoption is permitted. We expect to adopt this standard in the first quarter of 2018. As a result of adoption, our income tax expense and associated effective tax rate will be impacted by fluctuations in stock price between the grant dates and vesting dates of equity awards.

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

As of March 31, 2017, we had outstanding the foreign exchange contracts presented in the following table. The changes in fair values of these foreign exchange contracts would be largely offset in other income (expense) by corresponding changes in the fair values of the foreign currency denominated monetary assets and liabilities.

	Contract Amount	Weighted-Average Contract Rate (1)	Unrealized Gain (Loss)
	(in millions, except weighted-average contract rate)
British pound sterling	$24	0.80	$—
Euro	1,090	0.86	(78)
Japanese yen	1,010	110.46	(10)
Malaysian ringgit	156	4.38	(2)
Philippine peso	105	50.06	(1)
Singapore dollar	59	1.40	1
Thai baht	442	34.83	6
Total forward contracts	$2,886		$(84)

(1)	Expressed in units of foreign currency per U.S. dollar.

During the three and nine months ended March 31, 2017 and April 1, 2016, total net realized transaction and foreign exchange contract currency gains and losses were not material to our condensed consolidated financial statements.

Notwithstanding our efforts to mitigate some foreign exchange risks, we do not hedge all of our foreign currency exposures, and there can be no assurance that our mitigating activities related to the exposures that we hedge will adequately protect us against risks associated with foreign currency fluctuations.

Disclosure About Other Market Risks

Variable Interest Rate Risk

Borrowings under our Term Loan A and our revolving credit facility bear interest at a rate per annum, at our option, of either an adjusted LIBOR rate (subject to a 0.0% floor) plus an applicable margin of 2.0% or at a base rate plus an applicable margin of 1.0% (2.98% as of March 31, 2017). The applicable margin for the borrowings under our Term Loan A and our revolving credit facility will range, depending on our leverage, from 1.50% to 2.25% for LIBOR loans and from 0.50% to 1.25% for base rate loans.

Borrowings under the U.S. Term Loan B-2 tranche bear interest at a rate per annum, at our option, of an adjusted LIBOR rate, subject to a 0.75% floor, plus 2.75% or a base rate plus 1.75% (3.73% as of March 31, 2017). Borrowings under the Euro Term Loan B-2 tranche bear interest at a rate per annum, at our option, equal to an adjusted EURIBOR rate, subject to a 0.75% floor, plus 2.00% (2.75% as of March 31, 2017).

As of March 31, 2017, we had $8.0 billion of long-term variable rate debt outstanding, and a one percent increase in the variable rate of interest, subject to each loan specific floor, would have increased annual interest expense by $71 million.

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

There has been no change in our internal control over financial reporting during the third quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Adverse global economic conditions and uncertain conditions in the credit market have had, and in the future could have, a significant adverse effect on our company and on the storage industry as a whole. Several factors contribute to these conditions and this uncertainty, including, but not limited to, volatility in the equity, credit and other financial markets and real estate markets, slower growth in certain geographic regions, lower levels of consumer liquidity, risk of default on sovereign debt, higher interest rates, materials and component cost increases, political uncertainty and other macroeconomic factors, such as the June 2016 referendum by British voters to exit the European Union, commonly referred to as “Brexit,” and changes to policies, rules and regulations which may be proposed or implemented by the U.S. President and his administration. Some of the risks and uncertainties we face as a result of these conditions include the following:

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

•
Credit Volatility and Loss of Receivables. We extend credit and payment terms to some of our customers. In addition to ongoing credit evaluations of our customers’ financial condition, we seek to mitigate our credit risk from time to time by purchasing credit insurance on certain of our accounts receivable balances. As a result of the continued uncertainty and volatility in global economic conditions, however, we may find it increasingly difficult to be able to insure these accounts receivable. We could suffer significant losses if a customer whose accounts receivable we have not insured, or have underinsured, fails to pay us on their accounts receivable balances. Additionally, negative or uncertain global economic conditions increase the risk that if a customer we have insured fails to pay us on their accounts receivable, the financial condition of the insurance carrier for such customer account may have also deteriorated such that it cannot cover our loss. A significant loss of accounts receivable that we cannot recover through credit insurance would have a negative impact on our financial condition.

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

We rely substantially on our business ventures and strategic partnerships with Toshiba Corporation (“Toshiba”) for the supply of NAND flash memory, which subjects us to risks and uncertainties that could harm our business, financial condition and operating results.

We are dependent on our ventures with Toshiba to develop and manufacture NAND flash memory products (“Flash Ventures”) and other strategic relationships with Toshiba for our NAND flash memory supply, and therefore our business, financial condition and operating results, and our ability to realize the anticipated benefits from our acquisition (the “Merger”) of SanDisk Corporation (“SanDisk”), will be dependent on the success of Flash Ventures and other strategic relationships with Toshiba.

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

These ventures and strategic partnerships are subject to various risks that could harm the value of our investments, our revenue and costs, our future rate of spending, our technology plans and our future growth opportunities. Under the terms of our venture agreements with Toshiba, which govern the operations of Flash Ventures, we have limited power to unilaterally direct most of the activities that most significantly impact Flash Ventures’ performance. Although SanDisk and Toshiba have a long history of aligning on important manufacturing and technology development decisions, the integration of SanDisk into our organization could complicate the process of reaching agreement with Toshiba in a timely and favorable manner. We may not always agree with Toshiba on our joint research and development (“R&D”) roadmap or expansions or conversions of production capacity. In addition, Toshiba’s financial position or shift in strategic priorities could adversely impact our business.

Flash Ventures requires significant investments by both Toshiba and us for technology transitions, including the transition to 3-dimensional (“3D”) NAND, and capacity expansions. In March 2016, Toshiba announced plans to construct a new wafer fab in Yokkaichi, Japan, to provide additional cleanroom space for expanded 3D NAND production. Although we intend to extend the joint venture partnership with Toshiba to the new wafer fab, there is no certainty as to when, and on what terms, we will participate with Toshiba in any investment in, or use of, the new wafer fab, if at all. Failure to extend the joint venture partnership or failure to continue to secure and invest in additional cleanroom space to support the continued 3D NAND transition could adversely impact our supply of captive NAND flash memory and financial results. If Toshiba does not or we do not provide sufficient resources or have adequate access to credit, investments in Flash Ventures could be delayed or reduced. In addition, in the event that lease financings for Flash Ventures are not available on favorable terms or at all, more cash would be required to fund these investments.

Toshiba recently announced significant losses related to its U.S. nuclear business and substantial doubt about its ability to continue as a going concern. Due to Toshiba’s financial condition, Toshiba’s working capital and access to credit and capital markets are severely limited. Toshiba could become unable to, or otherwise fail to, timely fund investments in Flash Ventures or our joint development efforts or fulfill its payment obligations to suppliers, which could harm Flash Ventures’ operations, our joint technology roadmap and supplier relationships. Lease financings guaranteed by Toshiba and us are not currently available to Flash Ventures on favorable terms and we are seeking alternative forms of financing, which might not ultimately be accessible. Toshiba has also announced various efforts to stabilize its financial condition, including a possible sale of a majority or the entire stake in its memory business. According to Toshiba, on April 1, 2017, it transferred its memory business, including its interests in Flash Ventures, to a newly formed affiliate as part of those efforts. While we have asserted our consent rights under the terms of the Flash Ventures operating agreements (copies of which were incorporated by reference into our Annual Report on Form 10-K for the fiscal year ended July 1, 2016) with respect to transactions involving the transfer of Toshiba’s interests in Flash Ventures, a change in the management or control of Flash Ventures or of Toshiba’s memory business could lead to delays in decision-making, disputes, or changes in strategic direction that could adversely impact Flash Ventures, and therefore adversely affect our business prospects, results of operations, and financial condition.

A failure by Toshiba to successfully stabilize its financial condition could lead to insolvency or bankruptcy proceedings, which could result in Flash Ventures or our other strategic partnerships and agreements with Toshiba being terminated early or modified unfavorably for us. We are monitoring and evaluating other potential impacts of Toshiba’s financial condition and efforts to sell its memory business on Flash Ventures and our other strategic partnerships with Toshiba and, in turn, on our own memory business and financial condition. The deterioration of our partner’s financial condition could adversely affect the value of our investments in Flash Ventures and our business prospects, results of operations, and financial condition.

Integrating SanDisk’s operations with ours may be more difficult, costly or time consuming than expected and the anticipated benefits, synergies and cost savings of the Merger may not be realized.

The success of our acquisition of SanDisk, including anticipated benefits, synergies and cost savings, will depend, in part, on our ability to successfully combine and integrate the businesses and culture of SanDisk into our company. It is possible that the integration process will take longer than anticipated. In addition, the integration process could result in the loss of key employees, higher than expected costs, ongoing diversion of management attention, the disruption of our ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, vendors, partners and employees. If we experience difficulties with the integration process, the anticipated benefits of the Merger may not be realized fully or at all, or may take longer to realize than expected. In addition, the actual cost savings of the Merger could be less than anticipated. Additionally, the integration of SanDisk’s operations into our operations may also increase the risk that our internal controls are found to be ineffective.

Achieving the benefits of the Merger will depend, in part, on our ability to integrate the business and operations of SanDisk successfully and efficiently with our business. The challenges involved in this integration, which will be complex and time-consuming, include, but are not limited to, the following:

•	difficulties entering new markets or manufacturing in new geographies where we have no or limited direct prior experience;

•	successfully managing relationships with our strategic partners and our combined supplier and customer base;

•	coordinating and integrating independent R&D and engineering teams across technologies and product platforms to enhance product development while reducing costs;

•	increased levels of investment in R&D, manufacturing capability and technology enhancement relating to SanDisk’s business;

•	successfully transitioning to 3D NAND and future technologies;

•	coordinating sales and marketing efforts to effectively position the combined company’s capabilities and the direction of product development;

•	difficulties in integrating the systems and processes of two companies with complex operations and multiple manufacturing sites;

•	the increased scale and complexity of our operations resulting from the Merger;

•	retaining key employees;

•	obligations that we have to counterparties of SanDisk that arose as a result of the change in control of SanDisk; and

•	the diversion of management attention from other important business objectives.

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

In connection with the Merger, we substantially increased our indebtedness, which could adversely affect our ability to fulfill our obligations and have a negative impact on our financing options and liquidity position. As of March 31, 2017, our total indebtedness was $13.3 billion, and we had $1.0 billion of additional borrowing availability under our revolving credit facility.

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

During the three and nine months ended March 31, 2017, 40.7% and 41.4%, respectively, of our revenue came from sales to our top 10 customers. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, often resulting in the allocation of risk to us as the supplier. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, if a customer is acquired by one of our competitors or if a key customer suffers financial hardship, our operating results and financial condition would likely be harmed.

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

Expansion into new markets may increase the complexity of our business and cause us to increase our R&D expenses and investments in manufacturing capability, technology enhancements and go-to-market capability, and if we are unable to successfully adapt our business processes and product offerings as required by these new markets, our ability to grow will be adversely affected.

To remain a significant supplier in the storage industry and to expand into new markets, we will need to offer a broader range of storage products to our customers. We currently offer a variety of 3.5-inch and 2.5-inch hard drives, solid-state drives and systems, flash storage solutions, and other products for the PC, mobile, enterprise, data center and other storage markets. As we expand our product lines to sell into new markets, such as our recent entry into active archive systems and new flash memory business through the Merger, including the vertically integrated business model through Flash Ventures, the overall complexity of our business may increase at an accelerated rate and we may become subject to different market dynamics. These dynamics may include, among other things, different demand volume, cyclicality, seasonality, product requirements, sales channels, and warranty and return policies. In addition, expansion into other markets may result in increases in R&D expenses and substantial investments in manufacturing capability, technology enhancements and go-to-market capability. Flash Ventures requires significant investments by both Toshiba and us for technology transitions, including the transition to 3D NAND, and capacity expansions. If we fail to successfully expand into new markets with products that we do not currently offer, we may lose business to our competitors or new entrants who offer these products.

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

The data storage industry as a whole has experienced consolidation over the past several years through acquisitions, mergers and decisions by industry players to exit the industry. Further consolidation across the industry, including by our competitors who are vertically integrated with NAND flash memory, may enhance their capacity, abilities and resources and lower their cost structure, causing us to be at a competitive disadvantage.

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

•
we may lose the rights to technology or products being developed by the strategic relationship, including if any of our co-venturers is acquired by another company or otherwise transfers its interest in the business venture, files for bankruptcy or experiences financial or other losses;

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

We depend on an external supply base for technologies, software (including firmware), preamps, controller, components, equipment and materials for use in our product design and manufacturing. We also depend on suppliers for a portion of our wafer testing, chip assembly, product assembly and product testing, and on service suppliers for providing technical support for our products. In addition, we use logistics partners to manage our just-in-time hubs, distribution centers and freight from suppliers to our factories and from our factories to our customers throughout the world. Many of the components and much of the equipment we acquire must be specifically designed to be compatible for use in our products or for developing and manufacturing our future products, and are only available from a limited number of suppliers, some of whom are our sole-source suppliers. We are therefore dependent on these suppliers to be able and willing to dedicate adequate engineering resources to develop components that can be successfully integrated into our products, technology and equipment that can be used to develop and manufacture our next-generation products efficiently. Our supply base has experienced industry consolidation. Where we rely on a limited number of suppliers or a single supplier, the risk of supplier loss due to industry consolidation is enhanced. Any disruption in our supply chain could reduce our revenue and adversely impact our financial results.

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

Our products require preamps, controllers and firmware. We rely on a limited number of third-party vendors to develop or supply controllers for many of our high-value solutions. Any delays or cost increases in developing or sourcing controllers or firmware, or incompatibility or quality issues relating to the controllers or firmware in our products, could harm our financial results as well as business relationships with our customers.

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

Our success depends in part on our ability to develop and introduce new products in a timely manner in order to keep pace with technology advancements. Advances in semiconductor technology have resulted in other emerging technologies that can be competitive with traditional storage technologies. We may be unsuccessful in anticipating and developing new and improved products for the client, enterprise and other storage markets in response to competing technologies. If our hard drive, solid-state products and our storage solutions products fail to offer a superior value proposition to alternative storage products, we will be at a competitive disadvantage and our business will suffer. In some cases, our customers’ demand for a more diversified portfolio results in investments in new products for a particular market that do not necessarily expand overall market opportunity, which may negatively affect our operating results. As we introduce new products, standards or technologies, it can take time for these new standards or technologies to be adopted, for consumers to accept and transition to these new standards or technologies and for significant sales to be generated, if at all. Failure of consumers or enterprises to adopt our new products, standards or technologies could harm our results of operations as we fail to reap the benefits of our investments.

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

As a result of these risks, our business, results of operations or financial condition could be adversely affected. Some of these risks, such as trade restrictions, higher tariffs and fees, import and export restrictions or loss of favorable tax treatment under agreements or treaties with foreign tax authorities, could increase as a result of changes to policies, rules and regulations which may be proposed or implemented by the U.S. President and his administration.

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

We and certain of our officers are at times involved in litigation, investigations and governmental proceedings, which may be costly, may divert the efforts of our key personnel and could result in adverse court rulings, fines or penalties, which could materially harm our business.

We are involved in litigation, including cases involving our IP rights and those of others, antitrust and commercial matters, putative securities class action suits and other actions. We are the plaintiff in some of these actions and the defendant in others. Some of the actions seek injunctive relief, including injunctions against the sale of our products, and substantial monetary damages, which if granted or awarded, could materially harm our business, financial condition and operating results. From time to time, we may also be the subject of inquiries, requests for information, investigations and actions by government and regulatory agencies regarding our businesses. Any such matters could result in material adverse consequences to our results of operations, financial condition or ability to conduct our business, including fines, penalties or restrictions on our business activities.

Litigation is subject to inherent risks and uncertainties that may cause actual results to differ materially from our expectations. In the event of an adverse outcome in any litigation, investigation or governmental proceeding, we could be required to pay substantial damages, fines or penalties and cease certain practices or activities, including the manufacture, use and sale of products. With or without merit, such matters can be complex, can extend for a protracted period of time, can be very expensive and the expense can be unpredictable. Litigation initiated by us could also result in counter-claims against us, which could increase the costs associated with the litigation and result in our payment of damages or other judgments against us. In addition, litigation, investigations or governmental proceedings and any related publicity, may divert the efforts and attention of some of our key personnel and may also harm the market prices of our securities.

We may be obligated to indemnify our current or former directors or employees, or former directors or employees of companies that we have acquired, in connection with litigation, investigations or governmental proceedings. These liabilities could be substantial and may include, among other things: the costs of defending lawsuits against these individuals; the cost of defending shareholder derivative suits; the cost of governmental, law enforcement or regulatory investigations or proceedings; civil or criminal fines and penalties; legal and other expenses; and expenses associated with the remedial measures, if any, which may be imposed.

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

We are subject to the SEC’s diligence and disclosure requirements regarding the use and source of gold, tantalum, tin and tungsten, commonly referred to as 3TG or conflict minerals, which are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. As a result of these rules, we report annually regarding whether such 3TG originated from the Democratic Republic of the Congo or an adjoining country. These rules could affect our ability to source components that contain 3TG, or 3TG generally, at acceptable prices and could impact the availability of such components or 3TG, since there may be only a limited number of suppliers of “conflict free” 3TG. Our customers, including our OEM customers, may require, and some of our customers have notified us that they require, that our products contain only conflict free 3TG, and our revenues and margins may be harmed if we are unable to meet this requirement at a reasonable price, or at all, or are unable to pass through any increased costs associated with meeting this requirement. Additionally, we may suffer reputational harm with our customers and other stakeholders and challenges from government regulators if our products are not conflict free or if we are unable to sufficiently verify the origins of the 3TG contained in our products through the due diligence procedures that we implement. We could incur significant costs to the extent that we are required to make changes to products, processes, or sources of supply due to the foregoing requirements or pressures. Conflict minerals legislation in Europe, Canada or any other jurisdiction, could increase these risks.

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

Flash Ventures sells and leases back from a consortium of financial institutions (“lessors”) a portion of its equipment and Flash Ventures has entered into equipment lease agreements, of which we and Toshiba each guarantee half of the total outstanding obligations. As of March 31, 2017, the portion of outstanding Flash Ventures’ lease obligations covered by our guarantees totaled approximately $1.0 billion, based upon the Japanese yen to U.S. dollar exchange rate at March 31, 2017. The equipment lease agreements contain covenants and cancellation events that are customary for Japanese lease facilities and that relate to Flash Ventures and each of the guarantors. Cancellation events relating to the guarantors include, among other things, an assignment of all or a substantial part of a guarantor’s business, a bankruptcy event involving a guarantor and acceleration of other monetary debts of a guarantor above a specified threshold.

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

The market price of our common stock has been, and may continue to be, volatile. Factors that may significantly affect the market price of our common stock include the following:

•	actual or anticipated fluctuations in our operating results, including those resulting from the seasonality of our business;

•	announcements of technological innovations by us or our competitors, which may decrease the volume and profitability of sales of our existing products and increase the risk of inventory obsolescence;

•	new products introduced by us or our competitors;

•	strategic actions by us or competitors, such as acquisitions and restructurings;

•	periods of severe pricing pressures due to oversupply or price erosion resulting from competitive pressures or industry consolidation;

•	developments with respect to patents or proprietary rights, and any litigation;

•	proposed or adopted regulatory changes or developments or anticipated or pending investigations, proceedings or litigation that involve or affect us or our competitors;

•	conditions and trends in the hard drive, solid-state storage, flash memory, computer, mobile, data and content management, storage and communication industries;

•	contraction in our operating results or growth rates that are lower than our previous high growth-rate periods;

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

Given the international footprint of our business, we have both domestic and international cash balances and investments. We maintain an investment portfolio of various holdings, security types, and maturities. These investments are subject to general credit, liquidity, market, political, sovereign and interest rate risks, which may be exacerbated by unusual events that affect global financial markets. A material part of our investment portfolio consists of investment grade corporate securities, bank deposits and U.S. government and agency securities. If global credit and equity markets experience prolonged periods of decline, or if there is a downgrade of the U.S. government credit rating due to an actual or threatened default on government debt, our investment portfolio may be adversely impacted and we could determine that our investments may experience an other-than-temporary decline in fair value, requiring impairment charges that could adversely affect our financial results. A failure of any of these financial institutions in which deposits exceed FDIC limits could also have an adverse impact on our financial position.

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

Tax laws are dynamic and subject to change as new laws and regulations are passed and new interpretations of the laws are issued or applied. While the former U.S. administration and members of Congress made public statements indicating that tax reform is a priority, and certain changes to the U.S. tax laws and regulations have been proposed, additional changes may be proposed or implemented by the current U.S. President and his administration. In addition, many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in many countries where we do business. Due to the large scale of our U.S. and international business activities, many of these proposed changes to the taxation of our activities, if enacted, could increase our worldwide effective tax rate and harm our financial position and results of operations.

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
Dated: May 8, 2017

EXHIBIT INDEX

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of October 21, 2015, among Western Digital Corporation, Schrader Acquisition Corporation and SanDisk Corporation (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on October 26, 2015)±

3.1
Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 8, 2006)

3.2
Amended and Restated By-Laws of Western Digital Corporation, as amended effective as of February 2, 2017 (Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 7, 2017)

10.1
Amendment No. 3, dated as of March 14, 2017, to the Loan Agreement dated as of August 29, 2016, by and among Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the lenders party thereto and the other loan parties party thereto (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on March 14, 2017)

10.2
Amendment No. 4, dated as of March 23, 2017, to the Loan Agreement dated as of August 29, 2016, by and among Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the lenders party thereto and the other loan parties party thereto (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on March 23, 2017)

10.3
Western Digital Corporation Executive Severance Plan, amended and restated as of February 2, 2017 (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 7, 2017)*

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