Form 10-K
period 2017-06-30
WESTERN DIGITAL CORP
filed 2017-08-29
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2017
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on December 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was $15.0 billion, based on the closing sale price as reported on the NASDAQ Global Select Market.
There were 294,875,015 shares of common stock, par value $0.01 per share, outstanding as of the close of business on August 16, 2017.

Documents Incorporated by Reference
Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2017 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the 2017 fiscal year. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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

WDC, a Delaware corporation, is the parent company of our data storage business. Our principal executive offices are located at 5601 Great Oaks Parkway, San Jose, California 95119. Our telephone number is (408) 717-6000 and our website is www.wdc.com. The information on our website is not incorporated in this Annual Report on Form 10‑K.

Western Digital, WD, the WD logo and SanDisk are registered trademarks or trademarks of Western Digital Corporation or its affiliates in the U.S. and/or other countries. All other trademarks, registered trademarks and/or service marks, indicated or otherwise, are the property of their respective owners.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning:

•	expectations concerning the integration of, and anticipated benefits from, our acquisition of SanDisk Corporation;

•	expectations regarding the integration of our HGST and WD subsidiaries following the decision by the Ministry of Commerce of the People’s Republic of China in October 2015;

•	expectations regarding our Flash Ventures joint venture with Toshiba;

•	expectations regarding the growth of digital data and demand for digital storage;

•	expectations regarding our business strategy, our ability to execute that strategy and its intended benefits;

•	expectations with respect to relationships with our customers, employees, suppliers and strategic partners;

•	our plans to develop and invest in new products and expand into new storage markets and into emerging economic markets;

•	expectations regarding the personal computer market and the emergence of new storage markets for our products;

•	expectations regarding the amount and timing of charges and cash expenditures associated with our restructuring activities;

•	our quarterly cash dividend policy;

•	expectations regarding the outcome of legal proceedings in which we are involved;

•	expectations regarding the repatriation of funds from our foreign operations;

•	our beliefs regarding tax benefits and the timing of future payments, if any, relating to the unrecognized tax benefits, and the adequacy of our tax provisions;

•	expectations regarding capital investments and sources of funding for those investments; and

•	our beliefs regarding the sufficiency of our available liquidity to meet our working capital, debt, dividend and capital expenditure needs.

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. You are urged to carefully review the disclosures we make concerning risks and other factors that may affect our business and operating results, including those made in Part I, Item 1A of this Annual Report on Form 10‑K, and any of those made in our other reports filed with the Securities and Exchange Commission. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. We do not intend, and undertake no obligation, to publish revised forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

  PART I

Item 1.	Business

General

Western Digital Corporation (“Western Digital”) is a leading developer, manufacturer, and provider of data storage devices and solutions that address the evolving needs of the information technology (“IT”) industry and the infrastructure that enables the proliferation of data in virtually every other industry. Our broad portfolio of technology and products address the following key markets: Data Center Devices and Solutions; Client Devices; and Client Solutions. We also generate license and royalty revenue related to our intellectual property (“IP”) which is included in each of the three categories.

We have a rich heritage of innovation and operational excellence, a wide range of IP assets and broad research and development (“R&D”) capabilities. The growth and the value of data continues unabated which in turn is rapidly evolving the landscape of storage markets we serve. We estimate that on a worldwide basis, the rate at which data is stored will likely increase 400% by the year 2020. We are transforming ourselves to address this growth by providing the broadest range of storage technologies, deep product portfolio and global reach in the industry. Founded in 1970 in Santa Ana, California and now headquartered in San Jose, California, Western Digital has one of the technology industry’s most valuable patent portfolios with more than 14,000 patents awarded worldwide. Since 2009, we have been a Standard & Poor’s 500 (“S&P 500”) company.

Built on decades of expertise in developing leading technology and components, we are enabling enterprises to collect virtually limitless data and helping cloud providers build more powerful, cost effective and efficient data centers. We have relationships with the full range of original equipment manufacturers (“OEM”) and data center customers currently addressing storage opportunities, such as storage subsystem suppliers, major server OEMs, Internet and social media infrastructure players, and personal computer (“PC”) and Mac™ OEMs. We have also built strong consumer brands by providing people with effective tools to manage fast-accumulating libraries of personal content. We market our products primarily under the HGST, SanDisk and WD brands, and our products are sold through distribution, retail and direct channels worldwide. We are a vertically integrated company with deep capabilities to transform disk drive and NAND-flash components into products and solutions in our broad portfolio. We operate a series of joint ventures in Yokkaichi, Japan, that provides us industry leading NAND-flash technology for use in our solid-state offerings (see “Ventures with Toshiba” Section below).

We believe we are well positioned to capitalize on the ongoing expansion in digital content generation and management. These trends are linked directly to commercial enterprises’ and consumers’ increasingly ubiquitous experience with data and the increasing value of that data. The continued growth of data and the value creation of this data are driving the need for the long-term retention of as much data as possible. The ways in which people and organizations are creating and using data are changing and that the amount of data considered useful to store is expanding. Increasingly, more and more digital content is being stored and managed in a cloud environment on both hard disk drives (“HDDs”) and solid state drives (“SSDs”), and we believe we are well positioned to continue to play a role in this transition. With a focus on innovation and user value creation, our goal is to grow through continued strong execution and with targeted investments in data center infrastructure, mobility and the cloud.

Industry

We operate in the data storage and data management industry. Our devices and solutions are made using either rotating magnetic or NAND-flash technologies that together provide a broad range of reliability, performance, storage capacity and data retention capabilities to our customers. With increasing ability to capture and create meaning and value from data, we believe our customers view insights gained from data analytics as one of their most important assets. In a connected global marketplace, there is a proliferation in the methods by and the rates at which content is generated, consumed and stored by end users. When combined with fast global networks, these trends create tremendous need for cost effective, high-performance and/or high-capacity storage solutions in mobile, computing and consumer electronic devices, as well as in a wide range of storage systems, servers and data centers.

The storage industry is increasingly utilizing tiered architectures with HDDs, SSDs and other NAND-flash storage devices to address an expanding set of uses and applications. The growth in computing complexity, cloud computing applications, connected mobile devices and Internet connected products in the world continues unabated, creating the need for greater volumes of digital content to be stored, which in turn, drives a proliferation of data storage form factors. In addition, we monitor the advantages, disadvantages and advances of the full array of storage technologies, and review these with our customers on an ongoing basis to ensure we are appropriately resourced to meet our customers’ storage needs. Storage solutions that hold large amounts of data are a key enabler of the trends seen in the evolution of a data driven economy, underpinned by the proliferation of digital content creation, consumption and monetization.

We are a market and customer driven company, focused on growth, innovation and value creation for our customers, employees and shareholders. We develop deep and collaborative relationships with our customers with a goal of enabling their continued success, an approach that has made us a trusted advisor and market maker in our served markets. As our portfolio of storage solutions expands further, we believe our customer engagement approach is one of the key factors that will help us continue to achieve strong financial performance over the long term. We believe that our product platform is broad-based and compelling, and our unique competitive advantages with growth drivers will continue to provide us the opportunity to expand our value-creation model within an evolving, changing and growing storage ecosystem.

Competition

Our industry is highly competitive. We compete with manufacturers of HDDs and NAND-flash memory for client devices and solutions, and data center devices and solutions. The HDD market consists of three principal manufacturers: Seagate Technology plc, with its Maxtor and Samsung brands, Toshiba Corporation (“Toshiba”) and Western Digital, with our HGST and WD brands. In NAND-flash memory, we compete with a wide range of manufacturers, from numerous small startup companies to large multinational corporations, including captive NAND suppliers SK Hynix, Inc. (“SK Hynix”), Intel Corporation (“Intel”), Micron Technology, Inc., Samsung Electronics Co., Ltd. (“Samsung Electronics”) and Toshiba.

Business Strategy

Our overall strategy is to leverage our innovation and execution capabilities to be an industry-leading and broad-based developer, manufacturer and provider of storage devices and solutions that support the evolving IT industry infrastructure that enables the unabated proliferation of data. We strive to successfully execute our strategy through the following foundational elements:

•	Focus on strategy and execution: We focus on both strategy and execution to deliver the best outcome for our customers, partners and employees;

•
Optimize our core HDD business: We are focused on delivering the best value for our customers in data center and client markets through a relentless focus on operational excellence and continued innovation;

•
Lead in NAND-flash memory and solutions: We strategically align our investments to focus on established profitable and growing markets, as well as on emerging markets such as “Internet of Things”, commonly referred to as “IoT”, to enable our future growth;

•
Grow in higher value markets with a blend of HDD and NAND-flash technologies: We leverage our capabilities in firmware, software and systems to deliver compelling storage solutions to our customers that offer the best combinations of performance, cost, power consumption, form factor, quality and reliability; and

•
Align our retail offerings and client solutions portfolio: We compete with the industry’s broadest portfolio of storage offerings for consumers in all the channels we serve while creating new use cases for our solutions in emerging markets.

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

•
allows us to achieve strong financial performance, including healthy cash generation, thereby enabling allocation of capital to shareholders and strategic long-term investments in innovative technologies.

Data Storage Solutions

We offer a broad line of data storage solutions to meet the evolving storage needs of end markets which include the following:

Data Center Devices and Solutions

Data Center Devices and Solutions consist of high-performance and high-capacity enterprise HDDs and enterprise SSDs, data center software and system solutions. Our nearline capacity helium hard drives provide the massive high capacity storage needs and low total cost of ownership benefits for the growing hyperscale data center market. Our high-performance enterprise class HDDs are optimized for performance applications providing a range of capacity and performance levels primarily for use in enterprise servers, supporting high volume on-line transactions, data analysis and other enterprise applications. Our data center solutions also include a wide range of high-capacity HDDs and drive configurations which provide enterprise class reliability at the lowest cost per gigabyte (“GB”) and are primarily for use in data storage systems, in tiered storage models and where data must be stored reliably for years. Our enterprise SSDs include high-performance NAND-flash SSDs and software solutions designed to improve the performance in various enterprise workload environments and encompass all major storage interface protocols. Our system solutions provide petabyte scalable capacity with high performance at compelling economics. We also provide higher value data storage platforms and systems to the market through our vertically integrated scale-out object storage active archive systems.

Client Devices

Client Devices consist of HDDs and SSDs for computing devices, such as desktop and notebook PCs, security surveillance systems, gaming consoles and set top boxes; NAND-flash embedded storage products for mobile phones, tablets, notebook PCs and other portable and wearable devices, automotive, IoT and connected home applications; and NAND-flash memory wafers. Our HDDs and SSDs are designed for use in devices requiring high performance, reliability and capacity with various attributes such as low cost per GB, quiet acoustics, low power consumption and protection against shocks. Our embedded storage include custom embedded solutions and iNAND® embedded flash products, such as our multi-chip package (“MCP”) solutions that combine NAND-flash and mobile dynamic random-access memory (“DRAM”) in an integrated package.

Client Solutions

Client Solutions consist of HDDs and SSDs embedded into external storage products and removable NAND-flash products which include cards, universal serial bus (“USB”) flash drives and wireless drives. Our external HDD storage products in both mobile and desktop form factors provide affordable, high quality, reliable storage for backup and capacity expansion that are designed to keep digital content secure. We offer client SSDs with a range of capacities and performance characteristics to address a broad spectrum of the client storage market. Our removable cards are designed primarily for use in consumer devices, such as mobile phones, tablets, imaging systems, still cameras, action video cameras and security surveillance systems. Our USB flash drives are used in the computing and consumer markets and are designed for high-performance and reliability. Our wireless drive products allow in-field back up of created content, as well as wireless streaming of high-definition movies, photos, music and documents to tablets, smartphones and PCs.

Technology

Rotating Magnetic Storage

HDDs provide non-volatile data storage based on the recording of magnetic information on a rotating disk. We have successfully developed and commercialized HDDs that operate in an enclosed helium environment, instead of air, delivering industry leading HDD capacity and performance attributes. Our improvements in HDD capacity, which lower product costs over time, have been enabled largely through advancements in recording head and magnetic media technology. We develop and manufacture substantially all of the recording heads and magnetic media used in our hard drive products. We invest considerable resources in R&D, manufacturing infrastructure and capital equipment for recording head and media technology, as well as in other aspects of the magnetic recording system such as HDD mechanics, controller and firmware technology, in order to secure our competitive position and cost structure.

Solid State Storage

Solid state storage products provide non-volatile storage based on NAND-flash technology. We develop and manufacture solid state storage products in different form factors for a variety of different markets, including enterprise or cloud storage, client storage, automotive, mobile devices and removable memory devices.

Our solid state storage products utilize our captive NAND-flash technology which we develop and manufacture through our business ventures with Toshiba. We focus significant research, development and effort on developing highly reliable, high-performance, cost-effective NAND-flash technology. Over time, we have successfully developed and commercialized an increased number of bits per cell in an increasingly smaller form factor, further driving cost reductions.

In 2017, we achieved major milestones in NAND-flash technology. We have:

•
successfully introduced and commercialized 3-dimensional (“3D”) NAND technology, which we refer to as BiCS3, with 64 layers of vertical storage capability which features advances in high aspect ratio semiconductor processing. A key focus for us in BiCS3 is the use of X3 technology;

•	successfully developed and commercialized the world’s first 512-gigabit 64-layer 3D NAND chip based on our BiCS3 technology; and

•
successfully developed our next generation of 3D NAND, which we refer to as BiCS4, with 96 layers of vertical storage capability, which will be available in 3-bits-per-cell and 4-bits-per-cell architectures.

We expect to develop and commercialize additional generations of 3D NAND technologies over the next several years while continuing to utilize our older technology for certain markets and applications.

We are leveraging our expertise, resources and strategic investments in non-volatile memories to explore a wide spectrum of persistent memory and storage class memory technologies. We have also initiated, defined and developed standards to meet new market needs and to promote wide acceptance of flash storage standards through interoperability and ease-of-use.

Our products generally leverage a common platform for various products within product families, and in some cases across product families, resulting in the commonality of components which reduces our exposure to changes in demand, facilitates inventory management and allows us to achieve lower costs through purchasing economies. This platform strategy also enables our customers to leverage their qualification efforts onto successive product models. For a discussion of associated risks, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10‑K.

Research and Development

We devote substantial resources to the development of new products and the improvement of existing products. We focus our engineering efforts on coordinating our product design and manufacturing processes to bring our products to market in a cost-effective and timely manner. R&D expenses totaled $2.44 billion, $1.63 billion and $1.65 billion in 2017, 2016 and 2015, respectively. For a discussion of associated risks, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10‑K.

Patents, Licenses and Proprietary Information

We rely on a combination of patents, trademarks, copyright and trade secret laws, confidentiality procedures and licensing arrangements to protect our IP rights.

We have more than 14,000 active patents worldwide and have many patent applications in process. We continually seek additional United States (“U.S.”) and international patents on our technology. We believe that, although our active patents and patent applications have considerable value, the successful manufacturing and marketing of our products also depends upon the technical and managerial competence of our staff. Accordingly, the patents held and applied for cannot alone ensure our future success.

In addition to patent protection of certain IP rights, we consider elements of our product designs and processes to be proprietary and confidential. We believe that our non-patented IP, particularly some of our process technology, is an important factor in our success. We rely upon non-disclosure agreements, contractual provisions and a system of internal safeguards to protect our proprietary information. Despite these safeguards, there is a risk that competitors may obtain and use such information. The laws of foreign jurisdictions in which we conduct business may provide less protection for confidential information than the laws of the U.S.

We rely on certain technology that we license from other parties to manufacture and sell our products. We believe that we have adequate cross-licenses and other agreements in place in addition to our own IP portfolio to compete successfully in the storage industry. For a discussion of associated risks, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10‑K.

Manufacturing

We believe that we have significant know-how, unique product manufacturing processes, test and tooling, execution skills and human resources to continue to be successful and to grow our manufacturing operations as necessary. We strive to maintain manufacturing flexibility, high manufacturing yields, reliable products and high-quality components. The critical elements of our production of HDD and NAND-flash products are high-volume and utilization, low-cost assembly and testing, strict adherence to quality metrics and maintaining close relationships with our strategic component suppliers to access best-in-class technology and manufacturing capacity.

HDD and NAND-flash product manufacturing are complex processes involving the production and assembly of precision components with narrow tolerances and rigorous testing. The assembly process occurs in a “clean room” environment that demands skill in process engineering and efficient space utilization to control the operating costs of this manufacturing environment. Our clean room manufacturing process consists of modular production units, each of which contains a number of work cells. We continually evaluate our manufacturing processes in an effort to increase productivity, sustain and improve quality and decrease manufacturing costs. We continually evaluate which steps in the manufacturing process would benefit from automation and how automated manufacturing processes can improve productivity and reduce manufacturing costs.

A majority of our NAND-flash supply requirements for our NAND-flash products is obtained from our business ventures with Toshiba, which provide us with leading-edge, high-quality and low-cost NAND-flash memory wafers. This represents a captive supply and we are obligated to take our share of the output from these ventures or pay the fixed costs associated with that capacity. See “Ventures with Toshiba” below for additional information. While a majority of our flash memory supply utilized for our products is purchased from these ventures, from time-to-time, we also purchase flash memory from other NAND-flash manufacturers, which we refer to as non-captive. While we do not unilaterally control the operations of these ventures, we believe that our business venture relationship with Toshiba helps us to reduce the costs of producing our products, increases our ability to control the quality of our products and speeds delivery of our products to our customers. Our vertically integrated manufacturing operations for our NAND-flash products are concentrated in three locations, with our business ventures with Toshiba located in Yokkaichi, Japan, and our in-house assembly and test operations located in Shanghai, China and Penang, Malaysia.

We also leverage the efficiencies of contract manufacturers when strategically advantageous. For a discussion of associated risks, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10‑K.

Materials and Supplies

HDD primarily consists of recording heads, magnetic media and a printed circuit board assembly. We design and manufacture substantially all of the recording heads and magnetic media required for our products. As a result, we are more dependent upon our own development and execution efforts and less reliant on recording head and magnetic media technologies developed by other manufacturers. We depend on an external supply base for all remaining components and materials for use in our HDD product design and manufacturing.

Our NAND-flash product consists of NAND-flash memory and controllers. A majority of our NAND-flash memory is primarily supplied by our business ventures with Toshiba. Controllers are primarily designed in-house and manufactured by third-party foundries or acquired from third-party suppliers. We believe the use of our in-house assembly and test facilities, as well as contract manufacturers, provides flexibility and gives us access to increased production capacity. We have developed deep relationships with these vendors and Toshiba to establish continuous supply of NAND-flash memory and controllers.

We generally retain multiple suppliers for our component requirements but in some instances use sole or single sources for business or technology reasons. Currently, we believe that there are no major issues with component availability. For a discussion of associated risks, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10‑K.

Ventures with Toshiba

We and Toshiba currently operate three business ventures in 300-millimeter NAND-flash manufacturing facilities in Yokkaichi, Japan, which provide us leading-edge, cost-competitive NAND-flash memory wafers for our end products. Through Flash Partners Ltd., Flash Alliance Ltd., and Flash Forward Ltd., which we collectively refer to as Flash Ventures, we and Toshiba collaborate in the development and manufacture of NAND-flash memory wafers using semiconductor manufacturing equipment owned or leased by each of the Flash Venture entities. We hold a 49.9% ownership position in each of the Flash Venture entities. Each Flash Venture entity purchases wafers from Toshiba at cost and then resells those wafers to us and Toshiba at cost plus a mark-up. We are obligated to purchase half of Flash Ventures’ NAND-flash memory wafer supply or pay for half of Flash Ventures’ fixed costs regardless of the output we choose to purchase. We are also obligated to fund 49.9% to 50% of Flash Ventures’ investments to the extent that Flash Ventures’ operating cash flow is insufficient to fund these investments. We and Toshiba also collaborate on certain R&D activities in support of Flash Ventures.

The agreements governing the operations of the Flash Venture entities also set out a framework for any investment by the joint venture partners in NAND manufacturing capacity. We have a facility agreement with Toshiba related to the construction and operation of Toshiba’s “New Fab 2” fabrication facility, which is primarily intended to provide additional clean room space to convert a significant portion of existing 2-dimensional (“2D”) NAND wafer capacity to 3D NAND. In addition, Toshiba has announced that it is investing in a new “Fab 6” fabrication facility in Yokkaichi, Japan. Similar to New Fab 2, the additional clean room space in Fab 6 is primarily intended to support the continued conversion of 2D NAND capacity to 3D NAND. Pursuant to our agreements governing Flash Ventures, which give us priority to participate in expansions and conversions of NAND manufacturing capacity, we intend to jointly invest in Fab 6 equipment with Toshiba and our board of directors has authorized investments for our share of initial Fab 6 equipment. We have been in discussions with Toshiba to come to mutually acceptable terms around our planned investment in Fab 6.

Toshiba has announced significant losses related to its U.S. nuclear business and substantial doubt about its ability to continue as a going concern. Due to Toshiba’s financial condition, Toshiba’s working capital and access to credit and capital markets are severely limited. Toshiba could become unable to, or otherwise fail to, timely fund investments in Flash Ventures or our joint development efforts or fulfill its payment obligations to suppliers, which could harm Flash Ventures’ operations, our joint technology roadmap and supplier relationships. Lease financings guaranteed by both Toshiba and us are not currently available to Flash Ventures on favorable terms and we are pursuing alternative forms of financing to fund our share of investments, which might not continue to be accessible. Toshiba has also announced various efforts to stabilize its financial condition, including a possible sale of a majority or the entire stake in its memory business, which includes its interests in Flash Ventures. According to Toshiba, on April 1, 2017, it transferred its memory business, including its interests in Flash Ventures, to a newly formed affiliate as part of those efforts. We have asserted our consent rights under the terms of the Flash Ventures agreements with respect to transactions involving the transfer of Toshiba’s interests in Flash Ventures. See Part II, Item 8, Note 17, Legal Proceedings, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K. We are monitoring and evaluating other potential impacts of Toshiba’s financial condition and efforts to sell its memory business on Flash Ventures and, in turn, on our own memory business and financial condition.

For a discussion of risks associated with our business ventures with Toshiba, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10‑K.

Sales and Distribution

We maintain sales offices in selected parts of the world including the major geographies of the Americas, Asia Pacific, Europe and the Middle East. Our international sales, which include sales to foreign subsidiaries of U.S. companies but do not include sales to U.S. subsidiaries of foreign companies, represented 80%, 72% and 79% of our net revenue for 2017, 2016 and 2015, respectively. Sales to international customers are subject to certain risks not normally encountered in domestic operations, including exposure to tariffs and various trade regulations. For a discussion of associated risks, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10‑K.

We perform our marketing and advertising functions internally and through outside firms utilizing both consumer media and trade publications targeting various reseller and end-user categories. We also maintain customer relationships through direct communication and by providing information and support through our website. In accordance with standard storage industry practice, we provide distributors and retailers with limited price protection and programs under which we reimburse certain marketing expenditures. We also provide distributors, resellers and OEMs with other sales incentive programs. While these groups of customers make up our end markets, some of these customers cross into multiple groups. We define these customers as follows:

Original Equipment Manufacturers. OEMs, including large-scale data center operators, system integrators and hyperscale customers who bundle, embed, or integrate our storage solutions, purchase our products either directly or through a contract manufacturer such as an original design manufacturer (“ODM”) and assemble them into the devices they build. OEMs typically seek to qualify two or more providers for each generation of products and generally will purchase products from those vendors for the life of that product. Many of our OEM customers utilize just-in-time inventory management processes. As a result, for certain OEMs, we maintain a base stock of finished goods inventory in facilities located near or adjacent to the OEM’s operations. In addition, we sell directly to cloud infrastructure players as well as flash storage solutions to customers that offer our products under their own brand name in the retail market, which we also classify as OEMs.

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

For both 2017 and 2016, no single customer accounted for 10% or more of our net revenue. For 2015, Hewlett-Packard Company accounted for 11% of our net revenue. For a discussion of associated risks, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10‑K. For additional information regarding revenue recognition, sales by geographic region and major customers, see Part II, Item 8, Note 1, Organization and Basis of Presentation and Note 10, Business Segment, Geographic Information and Concentration of Risk, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K.

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

Seasonality

We have historically experienced seasonal fluctuations in our business with higher levels of demand in the first and second quarters of our fiscal year as a result of increased customer spending. Seasonality can also be impacted by the growth in emerging markets and macroeconomic conditions. For a discussion of associated risks, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10‑K.

Service and Warranty

We generally warrant our newly manufactured products against defects in materials and workmanship from one to five years from the date of manufacture depending on the type of product, with a small number of products having a warranty ranging up to ten years or more. Our warranty obligation is generally limited to repair or replacement. We have engaged third parties in various countries in multiple regions to provide various levels of testing, processing, or recertification of returned products for our customers. For additional information regarding our service and warranty policy, see Part II, Item 8, Note 1, Organization and Basis of Presentation, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K.

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

For a discussion of associated risks, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10‑K.

Employees

As of June 30, 2017, we employed a total of approximately 68,000 employees worldwide, excluding temporary employees and contractors. Many of our employees are highly skilled and our continued success depends in part upon our ability to attract and retain such employees. Accordingly, we offer employee benefit programs that we believe are, in the aggregate, competitive with those offered by our competitors.

While the substantial majority of our employees are not party to a collective bargaining agreement, a majority of our employees in Japan and China are subject to collective bargaining agreements. We consider our employee relations to be good. For a discussion of associated risks, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10‑K.

Corporate Responsibility and Sustainability

We believe that corporate social responsibility is an essential factor for our overall success. This includes adopting ethical and sustainable practices to direct how we do business while keeping the interests of our stakeholders and the environment in mind.

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

Available Information

We maintain an Internet website at www.wdc.com. Our Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at www.wdc.com, free of charge, as soon as reasonably practicable after the electronic filing of these reports with, or furnishing of these reports to, the Securities and Exchange Commission (“SEC”). Any materials we file with the SEC are available at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. Additional information about the operation of the Public Reference Room can also be obtained by calling the SEC at 1‑800‑SEC‑0330. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including us.

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

We rely substantially on our business ventures with Toshiba for the supply of NAND-flash memory, which subjects us to risks and uncertainties that could harm our business, financial condition and operating results.

We are dependent on our ventures with Toshiba to develop and manufacture NAND-flash memory products for our NAND-flash memory supply, and therefore our business, financial condition and operating results, and our ability to realize the anticipated benefits from our acquisition of SanDisk Corporation (“SanDisk”), pursuant to an Agreement and Plan of Merger (the “Merger”), will be dependent on the success of Flash Ventures.

A majority of our NAND-flash memory is supplied by Flash Ventures, which limits our ability to respond to demand and supply changes. A failure to accurately forecast demand could cause us to over-invest or under-invest in technology transitions or the expansion of captive memory capacity in Flash Ventures. Over-investment could result in excess supply, which could cause significant decreases in our product prices, significant excess, obsolete or lower of cost or net realizable value inventory write-downs or under-utilization charges, and the potential impairment of our investments in Flash Ventures. On the other hand, if we or Toshiba under-invest in captive memory capacity or technology transitions, if we grow capacity more slowly than the rest of the industry, if our technology transitions do not occur on the timeline that we expect, if we encounter unanticipated difficulties in implementing these transitions, or if we implement technology transitions more slowly than our competitors, we may not have enough captive supply of the right type of memory or at all to meet demand on a timely and cost effective basis and we may lose opportunities for revenue, gross margin and share as a result. If our NAND memory supply is limited, we may make strategic decisions with respect to the allocation of our supply among our products and customers, and these strategic allocation decisions may result in less favorable gross margin in the short term or damage certain customer relationships. Growth of our NAND-flash memory bit supply at a slower rate than the overall industry for an extended period of time would result in lowering our share which could limit our future opportunities and harm our financial results. We are also contractually obligated to pay for 50% of the fixed costs of Flash Ventures regardless of whether we purchase any wafers from Flash Ventures. Furthermore, purchase orders placed with Flash Ventures and under the foundry arrangements with Toshiba for up to three months are binding and cannot be canceled. Therefore, once our purchase decisions have been made, our production costs for flash memory are fixed, and we may be unable to reduce costs to match any subsequent declines in pricing or demand, which would harm our gross margin. Our limited ability to react to fluctuations in flash memory supply and demand makes our financial results particularly susceptible to variations from our forecasts and expectations.

In addition, we partner with Toshiba on the development of NAND-flash technology, including the next technology transitions of NAND-flash, as well as other non-volatile memory technology in support of Flash Ventures.

These ventures are subject to various risks that could harm the value of our investments, our revenue and costs, our future rate of spending, our technology plans and our future growth opportunities. Under the terms of our venture agreements with Toshiba, which govern the operations of Flash Ventures, we have limited power to unilaterally direct most of the activities that most significantly impact Flash Ventures’ performance. The integration of SanDisk into our organization could complicate the process of reaching agreement with Toshiba in a timely and favorable manner. We may not always agree with Toshiba on our joint R&D roadmap or expansions or conversions of production capacity. In addition, Toshiba’s financial position or shift in strategic priorities could adversely impact our business.

Flash Ventures requires significant investments by both Toshiba and us for technology transitions, including the transition to 3D NAND, and capacity expansions. In March 2016, Toshiba announced plans to construct a new wafer fab in Yokkaichi, Japan, to provide additional cleanroom space to support the continued conversion of 2D NAND capacity to 3D NAND, and we intend to participate in that wafer fab. Although we have had discussions to extend the joint venture partnership with Toshiba to the new wafer fab, there is no certainty as to when, and on what terms, we will participate with Toshiba in any investment in equipment for the new wafer fab, if at all. Failure to extend the joint venture partnership or failure to continue to secure and invest in additional cleanroom space to support the continued 3D NAND transition could adversely impact our supply of captive NAND-flash memory and financial results. If Toshiba does not or we do not provide sufficient resources or have adequate access to credit, investments in Flash Ventures could be delayed or reduced. In addition, in the event that lease financings for Flash Ventures are not available on favorable terms or at all, more cash would be required to fund these investments.

Toshiba has announced significant losses related to its U.S. nuclear business and substantial doubt about its ability to continue as a going concern. Due to Toshiba’s financial condition, Toshiba’s working capital and access to credit and capital markets are severely limited. Toshiba could become unable to, or otherwise fail to, timely fund investments in Flash Ventures or our joint development efforts or fulfill its payment obligations to suppliers, which could harm Flash Ventures’ operations, our joint technology roadmap and supplier relationships. Lease financings guaranteed by both Toshiba and us are not currently available to Flash Ventures on favorable terms and we are pursuing alternative forms of financing to fund our share of investments, which might not continue to be accessible. Toshiba has also announced various efforts to stabilize its financial condition, including a possible sale of a majority or the entire stake in its memory business. According to Toshiba, on April 1, 2017, it transferred its memory business, including its interests in Flash Ventures, to a newly formed affiliate as part of those efforts. On May 14, 2017, several of our SanDisk subsidiaries filed a request for arbitration with the ICC International Court of Arbitration seeking an order requiring Toshiba to unwind the transfer to its affiliate, and injunctive relief preventing Toshiba from further breaching the Flash Ventures agreements (copies of which are incorporated by reference into this Annual Report on Form 10‑K) by transferring its interests in Flash Ventures without SanDisk’s consent. Numerous proceedings and actions related to Flash Ventures and our consent and other rights under the terms of the Flash Ventures agreements followed and are ongoing. Please see Part II, Item 8, Note 17, Legal Proceedings, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K for a further description of these proceedings and actions. While we have asserted our consent rights under the terms of the Flash Ventures agreements with respect to transactions involving the transfer of Toshiba’s interests in Flash Ventures, our request for arbitration, legal proceedings, other potential litigation, a change in the management or control of Flash Ventures or of Toshiba’s memory business could lead to delays in decision-making, disputes, or changes in strategic direction that could adversely impact Flash Ventures, and therefore adversely affect our business prospects, results of operations and financial condition.

If a third party acquires any of Toshiba’s interests in Flash Ventures, that third party might not have the same interest that we do in protecting and growing Flash Ventures’ business and might have conflicts of interest between itself and Flash Ventures or us. Reduced investment in manufacturing capacity or research and development, or other misalignment between us and our partner or any third party acquirer on strategic direction, could impact Flash Ventures’ ability to stay at the forefront of technological advancement. Flash Ventures’ competitiveness could also be harmed by a mishandling or misuse of IP or other competitively sensitive confidential information regarding Flash Ventures, such as its technology roadmap, business or investment plans, by any acquirer or other third party that might gain access to such information during the bidding process.

A failure by Toshiba to successfully stabilize its financial condition could lead to insolvency or bankruptcy proceedings, which could result in Flash Ventures and related agreements being terminated early or modified unfavorably for us. We are monitoring and evaluating other potential impacts of Toshiba’s financial condition and efforts to sell its memory business on Flash Ventures and, in turn, on our own memory business and financial condition. The deterioration of our partner’s financial condition could adversely affect the value of our investments in Flash Ventures and our business prospects, results of operations and financial condition.

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

In connection with the Merger, we substantially increased our indebtedness, which could adversely affect our ability to fulfill our obligations and have a negative impact on our financing options and liquidity position. As of June 30, 2017, our total indebtedness was $13.36 billion in aggregate principal, and we had $1.00 billion of additional borrowing availability under our revolving credit facility.

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

Demand for our devices, software and solutions that we offer to our customers, which we refer to in this Item 1A as our “products”, depends in large part on the demand for systems (including personal computers (“PCs”) and mobile devices) manufactured by our customers and on storage upgrades to existing systems. The demand for systems has been volatile in the past and often has had an exaggerated effect on the demand for our products in any given period. The price of NAND-flash memory is influenced by, among other factors, the balance between supply and demand, including the effects of new fab capacity in the industry, macroeconomic factors, business conditions, technology transitions, conversion of industry DRAM capacity to NAND, conversion of 2D NAND capacity to 3D NAND or other actions taken by us or our competitors. The price of HDDs is influenced by, among other factors, the balance between supply and demand, including the effects of new fab capacity in the industry, macroeconomic factors, business conditions, technology transitions, and other actions taken by us or our competitors. The storage market has experienced periods of excess capacity, which can lead to liquidation of excess inventories and significant reductions in price. If these price changes occur unnecessarily or in an unexpected manner, there will likely be an adverse impact on our revenue and gross margins. In addition, we compete based on our ability to offer our customers competitive solutions that provide the most current and desired product and service features. We expect that competition will continue to be intense, and there is a risk that our competitors’ products may be less costly, provide better performance or include additional features when compared to our products. Our ASPs and gross margins also tend to decline when there is a shift in the mix of product sales, and sales of lower priced products increase relative to those of higher priced products. Further, we face potential gross margin pressures resulting from our ASPs declining more rapidly than our cost of goods sold. Rapid technological changes often reduce the volume and profitability of sales of existing products and increase the risk of inventory obsolescence. These factors, along with others, may also result in significant shifts in market share among the industry’s major participants, including a substantial decrease in our market share, all of which could adversely impact our operating results and financial condition.

Our failure to accurately forecast market and customer demand for our products, or to quickly adjust to forecast changes, could adversely affect our business and financial results or operating efficiencies.

The data storage industry faces difficulties in accurately forecasting market and customer demand for its products. The variety and volume of products we manufacture are based in part on these forecasts. Accurately forecasting demand has become increasingly difficult for us, our customers and our suppliers in light of the volatility in global economic conditions and industry consolidation, resulting in less availability of historical market data for certain product segments. Further, for many of our OEMs utilizing just-in-time inventory, we do not generally require firm order commitments and instead receive a periodic forecast of requirements, which may prove to be inaccurate. In addition, because our products are designed to be largely interchangeable with competitors’ products, our demand forecasts may be impacted significantly by the strategic actions of our competitors. As forecasting demand becomes more difficult, the risk that our forecasts are not in line with demand increases. If our forecasts exceed actual market demand, then we could experience periods of product oversupply, excess inventory, and price decreases, which could impact our financial performance. If market demand increases significantly beyond our forecasts or beyond our ability to add manufacturing capacity, then we may not be able to satisfy customer product needs, possibly resulting in a loss of market share if our competitors are able to meet customer demands. In addition, some of our components have long lead-times, requiring us to place orders several months in advance of anticipated demand. Such long lead-times increase the risk of excess inventory or loss of sales in the event our forecasts vary substantially from actual demand.

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

In addition, demand in these areas also could be negatively impacted by developments in the regulation and enforcement of digital rights management and the emergence of new technologies, such as data duplication, compression and storage virtualization. If we are not able to respond appropriately, these factors could lead to our customers’ storage needs being satisfied at lower prices with lower capacity hard drives or solid-state storage products, thereby decreasing our revenue or putting us at a disadvantage to competing storage technologies. As a result, even with increasing aggregate demand for digital storage, if we fail to anticipate or timely respond to these developments in the demand for storage, our ASPs could decline, which could adversely affect our operating results and financial condition. Furthermore, our ability to accurately read and respond to market trends, such as trends relating to IoT or big data, could harm our results.

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

During 2017, 36% of our revenue came from sales to our top 10 customers. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, often resulting in the allocation of risk to us as the supplier. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, if a customer is acquired by one of our competitors or if a key customer suffers financial hardship, our operating results and financial condition would likely be harmed.

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

To remain a significant supplier in the storage industry and to expand into new markets, we will need to offer a broader range of storage products to our customers. We currently offer a variety of 3.5-inch and 2.5-inch HDDs, SSDs and systems, flash storage solutions, and other products for the PC, mobile, enterprise, data center and other storage markets. As we expand our product lines to sell into new markets, such as our recent entry into active archive systems and new flash memory business through the Merger, including the vertically integrated business model through Flash Ventures, the overall complexity of our business may increase at an accelerated rate and we may become subject to different market dynamics. These dynamics may include, among other things, different demand volume, cyclicality, seasonality, product requirements, sales channels, and warranty and return policies. In addition, expansion into other markets may result in increases in R&D expenses and substantial investments in manufacturing capability, technology enhancements and go-to-market capability. Flash Ventures requires significant investments by both Toshiba and us for technology transitions, including the transition to 3D NAND, and capacity expansions. If we fail to successfully expand into new markets with products that we do not currently offer, we may lose business to our competitors or new entrants who offer these products.

Our vertical integration of some of our products makes us dependent on our ability to timely and cost-effectively develop products with leading technology and overall quality, increasing capital expenditure costs and asset utilization risks for our business.

We develop NAND-flash memory as well as other non-volatile memory technology through our partnership with Toshiba; we are also vertically integrated in a substantial portion of the recording heads and magnetic media used in the hard drive products we produce. Consequently, for some of our products, we are more dependent upon our own development and execution efforts and less able to take advantage of technologies developed by other manufacturers. Since we may not have access to alternative technologies that we do not develop internally, we may have to pay royalties in order to access those technologies.

In addition, we may be unsuccessful in timely and cost-effectively developing and manufacturing products using future technologies. We also may not effectively transition our design and technology to achieve acceptable manufacturing yields using the technologies necessary to satisfy our customers’ product needs, or we may encounter quality problems with the products we manufacture. If we are unable to timely and cost-effectively develop products with leading technology and overall quality, continuing the cost reductions necessary to maintain adequate gross margin and our ability to sell our products may be significantly diminished, which could materially and adversely affect our business and financial results.

Further, as a result of our vertical integration of some of our products, we make more capital investments and carry a higher percentage of fixed costs than we would if we were not vertically integrated. If our overall level of production decreases for any reason, and we are unable to reduce our fixed costs to match sales, some of our assets may face underutilization that may impact our operating results. We are therefore subject to additional risks related to overall asset utilization, including the need to operate at high levels of utilization to drive competitive costs and the need for assured supply of components that we do not manufacture ourselves. In addition, as a result of adverse labor rates or availability, we may be required to increase investments in automation, which may cause our capital expenditures to increase. If we do not adequately address these challenges, our ongoing operations could be disrupted, resulting in a decrease in our revenue or profit margins and negatively impacting our operating results.

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

The data storage industry as a whole has experienced consolidation over the past several years through acquisitions, mergers and decisions by industry players to exit the industry. Further consolidation across the industry, including by our competitors who are vertically integrated with NAND-flash memory, may enhance their capacity, abilities and resources and lower their cost structure, causing us to be at a competitive disadvantage.

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

We have entered into strategic relationships with various partners for future product development, sales growth and the supply of technologies, components, equipment and materials for use in our product design and manufacturing, including our relationships with Toshiba for NAND-flash memory supply. In addition, in the first quarter of 2017, our joint venture with Unisplendour Corporation Limited (“Unis”) to market and sell our current data center storage systems in China and to develop data storage systems for the Chinese market in the future became operational; the joint venture is 49% owned by us and 51% owned by Unis and its subsidiary, Unissoft (Wuxi) Group Co. Ltd. Please see the risk factor entitled “Because we are dependent on a limited number of qualified suppliers for components, sub-assemblies, testing, equipment, consumables, raw materials, and logistics, a supplier’s inability, unwillingness, or failure to support us in a timely manner with goods or services at a quality level and cost acceptable to us can adversely affect our margins, revenues and operating results” for a further description of the risks associated with our reliance on external suppliers. These strategic relationships are subject to various risks that could adversely affect the value of our investments and our results of operations and financial condition. These risks include, but are not limited to, the following:

•
our interests could diverge from our partners’ interests or we may not agree with co-venturers on ongoing activities, technology transitions or on the amount, timing or nature of further investments in the relationship;

•	we may experience difficulties and delays in product and technology development at, ramping production at, and transferring technology to, our business ventures;

•	our control over the operations of our business ventures is limited;

•	due to financial constraints, our co-venturers may be unable to meet their commitments to us or may pose credit risks for our transactions with them;

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

We depend on an external supply base for technologies, software (including firmware), preamps, controller, components, equipment and materials for use in our product design and manufacturing. We also depend on suppliers for a portion of our wafer testing, chip assembly, product assembly and product testing, and on service suppliers for providing technical support for our products. In addition, we use logistics partners to manage our just-in-time hubs, distribution centers and freight from suppliers to our factories and from our factories to our customers throughout the world. Many of the components and much of the equipment we acquire must be specifically designed to be compatible for use in our products or for developing and manufacturing our future products, and are only available from a limited number of suppliers, some of whom are our sole-source suppliers. We are therefore dependent on these suppliers to be able and willing to dedicate adequate engineering resources to develop components that can be successfully integrated into our products, technology and equipment that can be used to develop and manufacture our next-generation products efficiently. Our supply base has experienced industry consolidation. Where we rely on a limited number of suppliers or a single supplier, the risk of supplier loss due to industry consolidation is enhanced. Some of our suppliers may be competitors in other areas of our business, which could lead to difficulties in price negotiations or meeting our supply requirements. Any disruption in our supply chain could reduce our revenue and adversely impact our financial results.

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

A majority of our flash memory is currently supplied by Flash Ventures and, to a much lesser extent, by third-party silicon suppliers. Any disruption or shortage in supply of flash memory from our captive or non-captive sources would harm our operating results and financial condition. Many of the risks that affect us also affect our supply base and Flash Ventures, including, but not limited to, having single site manufacturing locations and other facilities based in high risk regions of the world (for example, Flash Ventures is located in Yokkaichi, Japan), natural disasters, power shortages, macro and local economic conditions, shortages of commodity materials, proper management of technology transitions, geo-political risks, employee strikes and other labor actions, compliance with legal requirements, financial instability and exposure to IP and other litigation, including an injunction or other action that could delay shipping. If any of these risks were to affect our suppliers or Flash Ventures, we could also be adversely affected, especially in the case of products, components or services that are single-sourced. For example, if suppliers are facing increased costs due to the above risks, they may require us to enter into long-term volume agreements to shift the burden of fixed costs to us. Further, we work closely with many of our suppliers and strategic partners to develop new technologies and, as a result, we may become subject to litigation from our suppliers, strategic partners or third parties.

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

In addition to an external supply base, we also rely on an internal supply chain of heads, media and media substrate, and we rely on our business ventures with Toshiba for the supply of NAND-flash memory. Please see the risk factors entitled, “The substitution or replacement of our technologies and products by new technologies could make our products obsolete and harm our operating results,” “If we do not properly manage technology transitions, our competitiveness and operating results may be negatively affected,” and “We rely substantially on our business ventures with Toshiba for the supply of NAND-flash memory, which subjects us to risks and uncertainties that could harm our business, financial condition and operating results” for a review of some of the risks related to these supplies.

Price volatility, shortages of critical materials or components, or use by other industries of materials and components used in the storage industry, may negatively impact our operating results.

Increases in the cost for certain critical materials and components and oil may increase our costs of manufacturing and transporting our products and key components and may result in lower operating margins if we are unable to pass these increased costs on to our customers. Shortages of critical components such as DRAM and NAND-flash memory, or materials such as glass substrates, stainless steel, aluminum, nickel, neodymium, ruthenium, platinum or cerium, may increase our costs and may result in lower operating margins if we are unable to find ways to mitigate these increased costs. We or our suppliers acquire certain precious metals and rare earth metals like ruthenium, platinum, neodymium and cerium, which are critical to the manufacture of components in our products from a number of countries, including the People’s Republic of China. The government of China or any other nation may impose regulations, quotas or embargoes upon these metals that would restrict the worldwide supply of such metals or increase their cost, both of which could negatively impact our operating results until alternative suppliers are sourced. Furthermore, if other high volume industries increase their demand for materials or components used in our products, our costs may further increase, which could have an adverse effect on our operating margins. In addition, shortages in other components and materials used in our customers’ products could result in a decrease in demand for our products, which would negatively impact our operating results.

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

The storage markets in which we offer our products continuously undergo technology transitions that we must anticipate and adapt our products to address in a timely manner. If we fail to implement new technologies successfully, or if we are slower than our competitors at implementing new technologies, we may not be able to competitively offer products that our customers desire or keep pace with ASP reduction, which could harm our operating results. For example, in transitioning our 2D NAND manufacturing capacity to 3D NAND technology, we could experience delays or other challenges in the production ramp, qualification of wafers, shipment of samples to customers or customer approval process. 3D NAND and any new manufacturing node may be more susceptible to manufacturing yield issues. Manufacturing yield issues may not be identified during the development or production process or solved until an actual product is manufactured and tested, further increasing our costs. If our technology transitions, including the production ramp of 3D NAND technology, take longer, are more costly to complete than anticipated, or do not improve manufacturing yield or other manufacturing efficiencies, our flash memory costs may not remain competitive with other NAND-flash memory producers or may not fall commensurate with declines in the price of NAND-flash memory, which would harm revenues, our gross margin and operating results.

Many companies, including some of our competitors, have developed or are attempting to develop alternative non-volatile technologies. Successful broad-based commercialization of one or more competing technologies, as well as differing strategies and timing with respect to the transition from 2D NAND to 3D NAND, could reduce the competitiveness and future revenue and profitability of our 2D NAND and 3D NAND-flash technologies. For additional technology transition risks related to 3D NAND, see “We rely substantially on our business ventures with Toshiba for the supply of NAND-flash memory, which subjects us to risks and uncertainties that could harm our business, financial condition and operating results.”

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

The substitution or replacement of our technologies and products by new technologies could make our products obsolete and harm our operating results.

Given the pace of technological development, there is a possibility that new technologies could substitute for or replace our current technologies and products and make them obsolete. Historically, when the industry experiences a fundamental change in storage technologies or standards, any manufacturer that fails to successfully and timely adjust its designs and processes to accommodate or manufacture the new technology or standard fails to remain competitive. There are some revolutionary technologies, such as current-perpendicular-to-plane giant magnetoresistance, shingle magnetic recording, heat-assisted magnetic recording, patterned magnetic media and advanced signal processing that, if implemented by a competitor on a commercially viable basis ahead of the industry, could put us at a competitive disadvantage. In addition, many companies, including some of our competitors, have developed or are attempting to develop alternative non-volatile technologies, including non-NAND technologies such as magnetoresistive random-access memory (“RAM”), resistive random-access memory (“ReRAM”) and phase change, as well as NAND based vertical or stacked 3D memories based on charge trap, floating gate and other cell architecture. In embedded solutions, certain competitors have recently introduced a mobile storage standard referred to as Universal Flash Storage (“UFS”). In the data center market, certain competitors have recently introduced a non-volatile memory express (“NVMe”) product that can be used as a substitute for our peripheral component interconnect express (“PCIe”) solutions. In addition, a provider of processors and non-volatile memory solutions may be developing a new standard to attach ultra-low latency non-volatile memory to its processor memory bus, which it may choose not to license to its competitors, resulting in it being a single source provider of such non-volatile memory solutions. As a result of these shifts in technology and standards, we could incur substantial costs in developing new technologies, such as recording heads, magnetic media and tools, in adopting new standards or in investing in different capital equipment or manufacturing processes to remain competitive. If we fail to successfully implement these new technologies or standards, or if we are significantly slower than our competitors at implementing new technologies or standards, we may not be able to offer products with capacities and capabilities that our customers desire, which could harm our operating results.

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

As a result of MOFCOM’s decision, we immediately began planning for the integration of the substantial portions of our HGST and WD subsidiaries that we are now allowed to integrate (including corporate functions, R&D, recording heads and magnetic media operations, engineering and manufacturing). We expect this integration to continue through the end of calendar year 2017. Our integration efforts during this time may involve significant management time and create uncertainty for employees and customers. Any delays in the integration process could have a material adverse effect on our business, results of operations and financial condition. It is possible that the integration process could result in the loss of key employees, the loss of customers, the disruption of our company’s ongoing business or in unexpected integration issues, higher than expected integration costs and an overall integration process that takes longer than originally anticipated. Additionally, the integration of the operations of our HGST and Western Digital Technologies, Inc. (“WDT”) subsidiaries may also increase the risk that our internal controls are found to be ineffective. Further, until we are able to begin combining our HGST and WD product brands and sales teams following the expiration of the MOFCOM restrictions on October 19, 2017, we will continue to incur additional costs to maintain separate brands and sales teams. These additional costs, along with any delay in the integration process or higher than expected integration costs or other integration issues, could adversely affect our ability to achieve the full operating expense synergies we expect from integration of the businesses of our HGST and WDT subsidiaries. Any failure to achieve the full operating expense synergies that we expect from this integration could harm our business and financial condition. Achieving these synergies is also subject to significant business, operational, economic and competitive uncertainties and contingencies, and we cannot assure you that any or all of these synergies will be achieved in the anticipated amounts or within the anticipated time frames or cost expectations or at all.

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

The costs of compliance with state, federal and international legal and regulatory requirements, such as environmental, labor, trade, health, safety, anti-corruption and tax regulations, customers’ standards of corporate citizenship, and industry and coalition standards, such as those established by the Electronics Industry Citizenship Coalition (“EICC”), could cause an increase in our operating costs.

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

In connection with our compliance with environmental laws and regulations, as well as our compliance with industry and coalition environmental initiatives, such as those established by the EICC, the standards of business conduct required by some of our customers, and our commitment to sound corporate citizenship in all aspects of our business, we could incur substantial compliance and operating costs and be subject to disruptions to our operations and logistics. In addition, if we were found to be in violation of these laws or noncompliant with these initiatives or standards of conduct, we could be subject to governmental fines, liability to our customers and damage to our reputation and corporate brand which could cause our financial condition and operating results to suffer.

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

Flash Ventures sells and leases back from a consortium of financial institutions (“lessors”) a portion of its equipment and Flash Ventures has entered into equipment lease agreements, most of which we and Toshiba each guarantee half of the total outstanding obligations and some of which we guarantee in full for our share of the Flash Ventures investment. As of June 30, 2017, the portion of outstanding Flash Ventures’ lease obligations covered by our guarantees totaled approximately $968 million, based upon the Japanese yen to U.S. dollar exchange rate at June 30, 2017. The equipment lease agreements contain covenants and cancellation events that are customary for Japanese lease facilities and that relate to Flash Ventures and each of the guarantors. Cancellation events relating to the guarantors include, among other things, an assignment of all or a substantial part of a guarantor’s business, a bankruptcy event involving a guarantor and acceleration of other monetary debts of a guarantor above a specified threshold.

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

Because we manufacture and sell our products abroad, our revenue, cost of goods sold, margins, operating costs and cash flows are impacted by fluctuations in foreign currency exchange rates. If the U.S. dollar exhibits sustained weakness against most foreign currencies, the U.S. dollar equivalents of unhedged manufacturing costs could increase because a significant portion of our production costs are foreign-currency denominated. Conversely, there would not be an offsetting impact to revenues since revenues are substantially U.S. dollar denominated. Additionally, we negotiate and procure some of our component requirements in U.S. dollars from non-U.S. based vendors. If the U.S. dollar weakens against other foreign currencies, some of our component suppliers may increase the price they charge for their components in order to maintain an equivalent profit margin. In addition, our purchases of NAND-flash memory from Flash Ventures and our investment in Flash Ventures are denominated in Japanese yen. If the Japanese yen appreciates against the U.S. dollar, our cost of purchasing NAND-flash memory wafers and the cost to us of future capital funding of Flash Ventures would increase, which could negatively impact our operating results. If any of these events occur, they would have a negative impact on our operating results.

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

In addition, the sale of substantial amounts of shares of our common stock, or the perception that these sales may occur, could adversely affect the market price of our common stock. Further, the stock market is subject to fluctuations in the stock prices and trading volumes that affect the market prices of the stock of public companies, including us. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of shares of our common stock. For example, expectations concerning general economic conditions may cause the stock market to experience extreme price and volume fluctuations from time to time that particularly affect the stock prices of many high technology companies. These fluctuations may be unrelated to the operating performance of the companies.

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

Given the international footprint of our business, we have both domestic and international cash balances and investments. We maintain an investment portfolio of various holdings, security types, and maturities. These investments are subject to general credit, liquidity, market, political, sovereign and interest rate risks, which may be exacerbated by unusual events that affect global financial markets. A material part of our investment portfolio consists of investment grade corporate securities, bank deposits, asset backed securities and U.S. government and agency securities. If global credit and equity markets experience prolonged periods of decline, or if there is a downgrade of the U.S. government credit rating due to an actual or threatened default on government debt, our investment portfolio may be adversely impacted and we could determine that our investments may experience an other-than-temporary decline in fair value, requiring impairment charges that could adversely affect our financial results. A failure of any of these financial institutions in which deposits exceed Federal Deposit Insurance Corporation (“FDIC”) limits could also have an adverse impact on our financial position.

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

Our most recent evaluation resulted in our conclusion that as of June 30, 2017, in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our internal control over financial reporting was effective. If our internal control over financial reporting is found to be ineffective or if we identify a material weakness in our financial reporting in future periods, investors may lose confidence in the reliability of our financial statements, we may be required to restate our financial results, our access to capital markets may be limited, and we may be subject to sanctions from regulatory agencies and The NASDAQ Global Select Market, each of which may adversely affect our stock price.

From time to time we may become subject to income tax examinations or similar proceedings, and as a result we may incur additional costs and expenses or owe additional taxes, interest and penalties that may negatively impact our operating results.

We are subject to income taxes in the U.S. and certain foreign jurisdictions, and our determination of our tax liability is subject to review by applicable domestic and foreign tax authorities. For example, as we have previously disclosed, we are under examination by the Internal Revenue Service for certain fiscal years and in connection with that examination, we received a Revenue Agent’s Report seeking certain adjustments to income as disclosed in Part II, Item 8, Note 13, Income Tax Expense (Benefit), of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K. Although we believe our tax positions are properly supported, the final timing and resolution of any tax examinations are subject to significant uncertainty and could result in our having to pay amounts to the applicable tax authority in order to resolve examination of our tax positions, which could result in an increase or decrease of our current estimate of unrecognized tax benefits and may negatively impact our financial position, results of operations or cash flows.

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

Tax laws are dynamic and subject to change as new laws and regulations are passed and new interpretations of the laws are issued or applied. While the former U.S. administration and members of Congress made public statements indicating that tax reform is a priority, and certain changes to the U.S. tax laws and regulations have been made and others proposed, additional changes may be proposed by the current U.S. administration or members of Congress and new U.S. tax laws and regulations may go into effect. In addition, many countries in the European Union and around the globe have adopted and/or proposed changes to current tax laws. Further, organizations such as the Organization for Economic Cooperation and Development, have published action plans that, if adopted by countries where we do business, could increase our tax obligations in these countries. Due to the large scale of our U.S. and international business activities, many of these enacted and proposed changes to the taxation of our activities could increase our worldwide effective tax rate and harm our financial position and results of operations.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our principal executive offices are located in San Jose, California. Our leased facilities are occupied under leases that expire at various times through 2027. Our principal manufacturing, R&D, marketing and administrative facilities as of June 30, 2017 were as follows:

Location	Buildings Owned or Leased	Approximate Square Footage	Description
United States
California
Fremont	Owned	392,000	Manufacturing of head wafers and R&D
Irvine	Leased	490,000	R&D, administrative, marketing and sales
Milpitas	Owned	589,000	R&D, marketing and sales, operations and administrative
San Jose	Owned and Leased	2,887,000	Manufacturing of head wafers, head, media and product development, R&D, administrative, marketing and sales
Colorado
Longmont	Leased	62,000	R&D
Minnesota
Rochester	Leased	118,000	Product development
Asia
China
Shanghai	Owned	715,000	Assembly and test
Shenzhen	Owned and Leased	548,000	Manufacturing of media and administrative
Japan
Fujisawa	Owned	661,000	Product development
Malaysia
Johor	Owned	271,000	Manufacturing of substrates
Kuala Lumpur	Owned	1,074,000	Manufacturing of hard drives and R&D
Kuching	Owned	285,000	Manufacturing and development of substrates
Penang	Owned	1,075,000	Assembly and test, manufacturing of media and SSDs, and R&D
Philippines
Laguna	Owned	621,000	Manufacturing of HGAs and slider fabrication
Singapore	Leased	324,000	R&D and administrative
Thailand
Bang Pa-In	Owned	1,665,000	Slider fabrication, manufacturing of hard drives and HGAs, and R&D
Navanakorn	Owned	290,000	Manufacturing of HGAs
Prachinburi	Owned	729,000	Manufacturing of hard drives
India
Bangalore	Owned	240,000	R&D, marketing and administrative
Middle East
Israel
Kfar Saba	Owned	167,000	R&D, marketing and administrative
Tefen	Owned	64,000	R&D, marketing and administrative

We also lease office space in various other locations throughout the world primarily for R&D, sales, operations, administration and technical support. We believe our present facilities are adequate for our current needs, although we upgrade our facilities from time to time to meet anticipated future technological and market requirements. In general, new manufacturing facilities can be developed and become operational within approximately nine to eighteen months should we require such additional facilities.

Item 3.	Legal Proceedings

For a description of our legal proceedings, see Part II, Item 8, Note 17, Legal Proceedings, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K, which is incorporated by reference in response to this item.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is listed on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “WDC.” The approximate number of holders of record of our common stock as of August 16, 2017 was 1,069.

The high and low sales prices of our common stock as reported by NASDAQ for each quarter of 2017 and 2016 were as follows:

Quarter Ended	High	Low
September 30, 2016	$59.86	$43.09
December 30, 2016	$72.01	$52.10
March 31, 2017	$84.28	$68.58
June 30, 2017	$95.00	$80.51

Quarter Ended	High	Low
October 2, 2015	$88.46	$67.87
January 1, 2016	$86.39	$57.94
April 1, 2016	$60.97	$38.64
July 1, 2016	$51.27	$34.99

Repurchases of Equity Securities

There were no repurchases by us of shares of our common stock during 2017.

Dividends to Shareholders

On September 13, 2012, we announced that our Board of Directors had authorized the adoption of a quarterly cash dividend policy. Under the cash dividend policy, holders of our common stock receive dividends when and as declared by our Board of Directors. In 2017, we declared aggregate cash dividends of $2.00 per share of our common stock, totaling $579 million. We may modify, suspend, or cancel our cash dividend policy in any manner and at any time.

The following table provides information about the quarterly dividends our Board of Directors declared in the last two fiscal years.

Record Date	Payment Date	Dividend Per Share
October 2, 2015	October 15, 2015	$0.50
January 1, 2016	January 15, 2016	$0.50
April 1, 2016	April 15, 2016	$0.50
July 1, 2016	July 15, 2016	$0.50
September 30, 2016	October 17, 2016	$0.50
December 30, 2016	January 17, 2017	$0.50
March 31, 2017	April 17, 2017	$0.50
June 30, 2017	July 17, 2017	$0.50

Stock Performance Graph

The following graph compares the cumulative total stockholder return of our common stock with the cumulative total return of the S&P 500 Index and the Dow Jones US Technology Hardware & Equipment Index for the five years ended June 30, 2017. The graph assumes that $100 was invested in our common stock at the close of market on June 29, 2012 and that all dividends were reinvested. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

TOTAL RETURN TO STOCKHOLDERS
(Assumes $100 investment on June 29, 2012)

$350
$300
$250
$200
$150
$100
$50
$0
6/29/12
6/28/13
6/27/14
7/3/15
7/1/16
6/30/17
Western Digital Corporation
S&P 500 Index
Dow Jones US Technology Hardware & Equipment Index

Total Return Analysis

	June 29, 2012	June 28, 2013	June 27, 2014	July 3, 2015	July 1, 2016	June 30, 2017
Western Digital Corporation	$100.00	$208.29	$316.45	$280.92	$167.36	$326.27
S&P 500 Index	$100.00	$120.60	$150.32	$162.54	$168.23	$197.92
Dow Jones US Technology Hardware & Equipment Index	$100.00	$96.91	$137.92	$156.25	$144.23	$203.76

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

Financial Highlights

This selected consolidated financial data should be read together with the Consolidated Financial Statements and related Notes contained in this Annual Report on Form 10‑K, as well as the section of this Annual Report on Form 10‑K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	June 30, 2017	July 1, 2016	July 3, 2015	June 27, 2014	June 28, 2013
	(in millions, except per share and employee data)
Revenue, net	$19,093	$12,994	$14,572	$15,130	$15,351
Gross profit	6,072	3,435	4,221	4,360	4,363
Net income	397	242	1,465	1,617	980

Income per common share:
Basic	$1.38	$1.01	$6.31	$6.88	$4.07
Diluted	$1.34	$1.00	$6.18	$6.68	$3.98

Cash dividends declared per common share	$2.00	$2.00	$1.80	$1.25	$1.00

Working capital	$6,712	$5,635	$5,275	$4,875	$3,625
Total assets	$29,860	$32,862	$15,170	$15,499	$14,036
Long-term debt	$12,918	$13,660	$2,149	$2,313	$1,725
Shareholders’ equity	$11,418	$11,145	$9,219	$8,842	$7,893

Number of employees (1)	67,629	72,878	76,449	84,072	85,777

(1)	Excludes temporary employees and contractors.

Results for SanDisk, Amplidata NV, Virident Systems, Inc., sTec, Inc. and VeloBit, Inc., which were acquired on May 12, 2016, March 9, 2015, October 17, 2013, September 12, 2013 and July 9, 2013, respectively, are included in our operating results only after their respective dates of acquisition.

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Our Company

We are a leading developer, manufacturer and provider of data storage devices and solutions that address the evolving needs of the information technology (“IT”) industry and the infrastructure that enables the proliferation of data in virtually every other industry. Our broad portfolio of technology and products address the following key markets: Data Center Devices and Solutions; Client Devices; and Client Solutions. We also generate license and royalty revenue related to our IP, which is included in each of the three categories.

Our fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every six years, we report a 53-week fiscal year to align our fiscal year with the foregoing policy. Fiscal years 2017 and 2016, which ended on June 30, 2017 and July 1, 2016, respectively, both comprised 52 weeks, with all quarters presented consisting of 13 weeks. Fiscal year 2015, which ended on July 3, 2015, comprised 53 weeks, with the first quarter consisting of 14 weeks and the second, third and fourth quarters consisting of 13 weeks each.

Key Developments

Acquisition of SanDisk

On May 12, 2016 (the “SanDisk Closing Date”), we completed the acquisition of SanDisk (the “Merger”), a global leader in NAND-flash storage solutions, pursuant to the terms of the Agreement and Plan of Merger, dated October 21, 2015. The Merger is primarily intended to deepen our expertise in non-volatile memory and enable us to vertically integrate into NAND, securing long-term access to solid state technology at a lower cost. The aggregate purchase price of the Merger was $15.59 billion. This acquisition broadened our product portfolio, significantly increased our revenues in 2017 and enhanced our gross margins. Operating expenses also increased with the assumption of the SanDisk operations. For additional information on the acquisition, see Part II, Item 8, Note 15, Acquisitions, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K.

Debt Facilities

In connection with the Merger, we entered into new debt facilities aggregating approximately $18.09 billion in principal to finance a portion of the purchase price related to the Merger. The proceeds were also used to refinance certain existing indebtedness of Western Digital and SanDisk, and pay certain transaction costs. This new debt significantly increased our interest expense in 2017. During 2017, we repaid a $3.00 billion short-term bridge loan, made a voluntary $750 million principal payment on one of the term loans and entered into several repricing transactions that significantly lowered the rate of interest on some of the new term loans. We also settled a substantial portion of the remaining assumed SanDisk convertible notes. The reductions in principal and the repricing transactions are expected to lower our interest expense going forward compared to 2017. For additional information, see Part II, Item 8, Note 6, Debt, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K.

Ventures with Toshiba

Through Flash Ventures, we and Toshiba currently operate three business ventures in 300-millimeter NAND-flash manufacturing facilities in Yokkaichi, Japan, which provide us leading-edge, cost-competitive NAND wafers for our end products. Toshiba has announced significant losses related to its U.S. nuclear business and substantial doubt about its ability to continue as a going concern. Due to Toshiba’s financial condition, Toshiba’s working capital and access to credit and capital markets are severely limited. Toshiba could become unable to, or otherwise fail to, timely fund investments in Flash Ventures or our joint development efforts or fulfill its payment obligations to suppliers, which could harm Flash Ventures’ operations, our joint technology roadmap and supplier relationships. We are committed to the success of Flash Ventures and we intend to, and have been engaged in discussions with Toshiba to, jointly invest in Fab 6 equipment with Toshiba. See Part I, Item I, Business: Ventures with Toshiba, for additional information. For a discussion of risks associated with our business ventures with Toshiba, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10‑K.

Results of Operations

Summary Comparison of 2017, 2016 and 2015

The following table sets forth, for the periods presented, selected summary information from our consolidated statements of operations by dollars and percentage of net revenue:

	2017		2016		2015
	(in millions, except percentages)
Revenue, net	$19,093	100.0%	$12,994	100.0%	$14,572	100.0%
Cost of revenue	13,021	68.2	9,559	73.6	10,351	71.0
Gross profit	6,072	31.8	3,435	26.4	4,221	29.0
Operating expenses	4,118	21.6	2,969	22.8	2,610	17.9
Operating income	1,954	10.2	466	3.6	1,611	11.1
Total interest and other expense, net	(1,185)	(6.2)	(313)	(2.4)	(34)	(0.2)
Income before taxes	769	4.0	153	1.2	1,577	10.8
Income tax expense (benefit)	372	1.9	(89)	(0.7)	112	0.8
Net income	$397	2.1	$242	1.9	$1,465	10.1

The following table sets forth, for the periods presented, summary information regarding net revenues by geography and end market:

	2017	2016	2015
	(in millions, except exabytes and percentages)
Revenue, net	$19,093	$12,994	$14,572

Revenues by Geography (%)
Americas	27%	32%	28%
Europe, Middle East and Africa	17	21	22
Asia	56	47	50

Revenues by End Market (%)
Client Devices	50%	48%	53%
Data Center Devices & Solutions	29	38	34
Client Solutions	21	14	13

Exabytes Shipped	313	262	249

For 2017 and 2016, no customer accounted for 10% or more of our net revenue. For 2015, one customer, Hewlett-Packard Company, accounted for 11% of our net revenue. For 2017, 2016 and 2015, our top 10 customers accounted for 36%, 43% and 44%, of our net revenue, respectively.

Fiscal Year 2017 Net Revenue and Gross Margin Compared to Fiscal Year 2016 Net Revenue and Gross Margin

Net Revenue. Net revenue was $19.09 billion for 2017, an increase of $6.10 billion, or 47%, as compared to 2016, primarily due to a full year of revenue from the sale of NAND-flash products following the SanDisk Closing Date, compared to a partial year of such revenue in the prior year. This increase was partially offset by lower revenue related to lower PC and enterprise HDD shipments.

Consistent with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. For 2017 and 2016, these programs represented 12% and 13% of gross revenues, respectively. The decrease in sales incentive and marketing programs year-over-year reflects lower incentive programs offered on NAND-flash products as a result of the Merger. The amounts attributed to our sales incentive and marketing programs also generally vary according to several factors including industry conditions, seasonal demand, competitor actions, channel mix and overall availability of products. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue.

Net Revenue by Geography. Changes in the mix of net revenue by geography for 2017, as compared to 2016, reflect the additional revenues from the Merger which has comparatively higher revenue in Asia than our pre-acquisition business.

Net Revenue by End Market. Our end markets include Data Center Devices and Solutions (capacity and performance enterprise HDD, enterprise SSD, data center software and system solutions); Client Devices (mobile, desktop, gaming and digital video hard drives, client SSDs, embedded products and wafers); and Client Solutions (removable products, hard drive content solutions and flash content solutions).

Changes in the mix of net revenue by end market for 2017, as compared to 2016, reflect the full year increase in revenues from the Merger which has comparatively higher revenue in Client Devices and Client Solutions than our pre-acquisition business.

Gross Profit and Gross Margin. Gross profit was $6.07 billion for 2017, an increase of $2.64 billion, or 77%, as compared to 2016, largely driven by the increase in revenue mentioned above. Gross profit for 2017 was negatively impacted by amortization expense on acquired intangible assets, charges related to the implementation of cost-saving initiatives, stock-based compensation and acquisition related charges, which aggregated $1.14 billion, or 6.0% of revenue, for 2017, and $375 million, or 2.9% of revenue, for 2016. Gross margin increased to 31.8% for 2017, as compared to 26.4% for 2016. The increase in gross margin was primarily due to sales of NAND-flash products following the SanDisk Closing Date, as such products have comparatively higher gross margins than our pre-acquisition products, cost improvements across all products driven by manufacturing integration activities and cost improvements as NAND-flash technology transitions to more cost efficient designs.

Fiscal Year 2016 Net Revenue and Gross Margin Compared to Fiscal Year 2015 Net Revenue and Gross Margin

Net Revenue. Net revenue was $12.99 billion for 2016, a decrease of $1.58 billion, or 11%, as compared to 2015, primarily due to lower HDD unit shipments partially offset by an increase in HDD ASPs and partial year revenues from SanDisk of $793 million following the SanDisk Closing Date. The decrease in HDD unit shipments was primarily due to a softer demand environment. The increase in HDD ASPs was primarily due to a change in HDD product mix.

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

Net Revenue by Geography. Changes in the mix of net revenue by geography for 2016, as compared to 2015, reflect a decrease in Asia primarily due to reduced demand of client HDD shipments as a result of a decline in the desktop and notebook PC market and a decrease in Europe, Middle East and Africa due to lower demand for our client and retail HDD products primarily due to the continued decline of PC-related after-market sales.

Net Revenue by End Market. Changes in the mix of net revenue by end market for 2016, as compared to 2015, reflected lower Client Devices revenues primarily due to reduced demand for HDDs as a result of a decline in desktop and notebook PC market, partially offset by a partial year increase in revenues from the Merger, which has comparatively higher revenue in Client Devices and Client Solutions than our pre-acquisition business.

Gross Profit and Gross Margin. Gross profit was $3.44 billion for 2016, a decrease of $786 million, or 19%, from 2015. Gross margin decreased to 26.4% in 2016, as compared to 29.0% in 2015. This decrease was primarily the result of lower HDD unit sales and the related absorption impact, and accelerated depreciation on assets related to both the closure of the Odawara, Japan facility and the restructuring plan (“Restructuring Plan 2016”) associated with the integration of substantial portions of our HGST and WD subsidiaries. This decrease in gross profit was partially offset by SanDisk’s gross profit following the SanDisk Closing Date.

Operating Expense

The following table sets forth operating expense information from our Consolidated Statement of Operations by dollar and percentage(1) of net revenue.

	2017		2016		2015
	(in millions, except percentages)
Research and development	$2,441	12.8%	$1,627	12.5%	$1,646	11.3%
Selling, general and administrative	1,445	7.6	997	7.7	788	5.4
Employee termination, asset impairment, and other charges	232	1.2	345	2.6	176	1.2
Total operating expenses	$4,118	21.6	$2,969	22.8	$2,610	17.9

(1)	Percentages may not total due to rounding.

Fiscal Year 2017 Operating Expenses Compared to Fiscal Year 2016 Operating Expenses

Research and development (“R&D”) expense was $2.44 billion in 2017, an increase of $814 million, or 50%, from 2016, primarily due to the Merger and continued development of NAND-flash technology. Fiscal year 2017 also included aggregate charges of $199 million related to stock-based compensation expenses, charges related to the implementation of cost-saving initiatives, acquisition-related charges and other discrete charges, compared to $106 million in 2016 related to such charges.

Selling, general and administrative (“SG&A”) expense was $1.45 billion in 2017, an increase of $448 million, or 45%, from 2016, primarily due to the Merger. Fiscal year 2017 also included aggregate charges of $404 million, related to stock-based compensation expenses, amortization expense on acquired intangible assets, charges related to the implementation of cost-saving initiatives, acquisition-related charges and other discrete charges, compared to $379 million in 2016 related to such charges.

Employee termination and other charges were $232 million in 2017, a decrease of $113 million, or 33%, from 2016. These charges in 2017 primarily related to further actions under the Restructuring Plan 2016 associated with the integration and business realignment of substantial portions of our business. For additional information regarding employee termination, asset impairment and other charges, see Part II, Item 8, Note 16, Employee Termination, Asset Impairment and Other Charges, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K.

Fiscal Year 2016 Operating Expenses Compared to Fiscal Year 2015 Operating Expenses

R&D expense was $1.63 billion in 2016, a decrease of $19 million, or 1%, from 2015. This slight decrease was primarily due to reductions in employee compensation expenses due to a reduction in headcount as a result of our business realignment initiatives, reduction in material spend due to the consolidation of our product roadmap in relation to the integration of our HGST and WD subsidiaries and an additional week in the prior year. These decreases were partially offset by SanDisk’s R&D expenses following the SanDisk Closing Date and expenses related to the integration of our HGST and WD subsidiaries.

SG&A expense was $997 million in 2016, an increase of $209 million, or 27%, from 2015. This increase was primarily due to SanDisk’s SG&A expenses following the SanDisk Closing Date, acquisition charges and expenses related to the integration of our HGST and WD subsidiaries. These charges were partially offset by a reduction in employee compensation expenses due to a reduction in headcount as a result of our business realignment initiatives and an additional week in the prior year.

Employee termination, asset impairment and other charges was $345 million in 2016, an increase of $169 million, or 96%, from 2015 as we implemented our Restructuring Plan 2016 and initiated the closure of our hard component front-end wafer manufacturing facility in Odawara, Japan. For additional information, see Part II, Item 8, Note 16, Employee Termination, Asset Impairment and Other Charges, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K.

.

Interest and Other Income (Expense)

The following table sets forth interest and other income (expense) information from our Consolidated Statement of Operations by dollar and percentage(1) of net revenue.

	2017		2016		2015
	(in millions, except percentages)
Interest income	$26	0.1%	$26	0.2%	$14	0.1%
Interest expense	(847)	(4.4)	(266)	(2.0)	(49)	(0.3)
Other income (expense), net	(364)	(1.9)	(73)	(0.6)	1	—
Total interest and other expense, net	$(1,185)	(6.2)	$(313)	(2.4)	$(34)	(0.2)

(1)	Percentages may not total due to rounding.

Fiscal Year 2017 Interest and Other Expense, Net Compared to Fiscal Year 2016 Interest and Other Expense, Net

Total interest and other expense, net increased $872 million in 2017, primarily due to a full year of interest expense in 2017 resulting from the additional debt issued in connection with the Merger compared to only a partial year of such expense in 2016, as well as losses on the settlements of certain of our term loans (see Part II, Item 8, Note 6, Debt, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K) and impairment charges related to our cost-method investments.

Fiscal Year 2016 Interest and Other Income (Expense) Compared to Fiscal Year 2015 Interest and Other Income (Expense)

In 2016, Total interest and other expense, net increased $279 million over 2015, primarily due to interest expense resulting from the additional debt incurred in connection with the Merger, the loss on the settlement of convertible debt and write-off of debt issuance costs on settlement of other previously issued debt.

Income Tax Expense (Benefit)

The following table sets forth income tax information from our Consolidated Statement of Operations by dollar and effective tax rate.

	2017	2016	2015
	(in millions, except percentages)
Income tax expense (benefit)	$372	$(89)	$112
Effective tax rate	48%	(58)%	7%

Fiscal Year 2017 Income Tax Expense Compared to Fiscal Year 2016 Income Tax Benefit

Income tax expense was $372 million in 2017, as compared to an income tax benefit of $89 million in 2016. Income tax expense as a percentage of income before taxes was 48% in 2017, as compared to income tax benefit as a percentage of income before taxes of 58% in 2016. Income tax expense in 2017 reflects tax expense from the integration of SanDisk and a valuation allowance on both acquired tax attributes and net operating loss carryforwards from restructuring activities. The difference between the effective tax rate and the U.S. Federal statutory rate of 35% is primarily due to taxes on the integration of SanDisk and an increase in the valuation allowance for both acquired tax attributes and net operating loss carryforwards from restructuring activities, which are partially offset by the current year generation of tax credits and foreign income taxed at lower tax rates due to tax holidays in Malaysia, Philippines, Singapore and Thailand that expire at various dates from 2018 through 2030.

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

We believe that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. If any issues addressed in our tax examinations are resolved in a manner not consistent with management’s expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs. As of June 30, 2017, it is not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of our liability for unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of our tax returns.

For additional information regarding income tax expense (benefit), see Part II, Item 8, Note 13, Income Tax Expense (Benefit), of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K.

Fiscal Year 2016 Income Tax Benefit Compared to Fiscal Year 2015 Income Tax Expense

Income tax benefit was $89 million in 2016, as compared to a $112 million expense in 2015. Tax benefit as a percentage of income before taxes was 58.2% in 2016, as compared to tax expense of 7.1% in 2015. Fiscal year 2016 income tax benefit reflects tax benefits from expenses related to the Merger and from interest expense related to new debt facilities. The difference between the effective tax rate and the U.S. Federal statutory rate is primarily due to foreign income taxed at lower tax rates due to tax holidays in Malaysia, the Philippines, Singapore and Thailand that expire at various dates from 2016 through 2029, the current year generation of income tax credits and the tax deductible expenses related to the Merger.

Liquidity and Capital Resources

The following table summarizes our statements of cash flows:

	2017	2016	2015
	(in millions)
Net cash provided by (used in):
Operating activities	$3,437	$1,983	$2,242
Investing activities	(636)	(9,608)	(953)
Financing activities	(4,595)	10,751	(1,069)
Effect of exchange rate changes on cash	(3)	1	—
Net increase (decrease) in cash and cash equivalents	$(1,797)	$3,127	$220

We believe our current cash, cash equivalents and cash generated from operations as well as our available credit facilities will be sufficient to meet our working capital, debt, dividend and capital expenditure needs for at least the next twelve months. Our ability to sustain our working capital position is subject to a number of risks that we discuss in Part I, Item 1A, Risk Factors, in this Annual Report on Form 10‑K.

The indebtedness used to finance the Merger could cause us to place more reliance on cash generated from operations to pay principal and interest on our debt, thereby reducing the availability of our cash flow for working capital, capital expenditure needs, dividends, or to pursue other potential strategic plans.

During 2018, we expect cash used for purchases of property, plant and equipment and net activity in notes receivable and equity investments relating to Flash Ventures to be approximately $1.5 billion to $1.9 billion of our cash. The total expected cash to be used could vary depending on the timing and completion of various capital projects and the availability, timing and terms of related financing.

A total of $4.99 billion and $6.90 billion of our cash and cash equivalents was held outside of the U.S. as of June 30, 2017 and July 1, 2016, respectively. Our current plans anticipate we can meet our U.S. cash needs while continuing to permanently reinvest the undistributed earnings of our foreign subsidiaries. In the event the reinvested earnings of our foreign subsidiaries are distributed to the U.S., such a distribution could result in the accrual and payment of additional U.S. taxes.

Operating Activities

Cash flow from operating activities consists of net income, adjusted for non-cash charges, plus or minus working capital changes. This represents our principal source of cash. Net cash provided by changes in working capital was $91 million for 2017, as compared to net cash provided by changes in working capital of $374 million for 2016 and net cash used for changes in working capital of $593 million for 2015.

Our working capital requirements primarily depend on the effective management of our cash conversion cycle, which measures how quickly we can convert our products into cash through sales. The cash conversion cycles were as follows:

	2017	2016	2015
	(in days)
Days sales outstanding	37	41	39
Days in inventory	65	81	49
Days payables outstanding	(66)	(78)	(67)
Cash conversion cycle	36	44	21

Changes in days sales outstanding (“DSOs”) are generally due to the linearity of shipments. Changes in days in inventory (“DIOs”) are generally related to the timing of inventory builds. Changes in days payables outstanding (“DPOs”) are generally related to production volume and the timing of purchases during the period. From time to time, we modify the timing of payments to our vendors. We make modifications primarily to manage our vendor relationships and to manage our cash flows, including our cash balances. Generally, we make the payment term modifications through negotiations with our vendors or by granting to, or receiving from, our vendors’ payment term accommodations.

The working capital metrics in 2016 were notably impacted by the inclusion of SanDisk’s accounts receivable, inventory and accounts payable balances as of July 1, 2016, but only including SanDisk’s revenue and cost of sales following the SanDisk Closing Date. The Merger inflated DSO, DIO and DPO by 12 days, 32 days and 14 days, respectively. Excluding the impact of the Merger in 2016, DSO in 2017 increased by 8 days over 2016 and was 2 days lower than 2015, primarily reflecting timing of customer receipts in the prior year. Excluding the impact of the Merger in 2016, DIO in 2017 increased by 16 days over both 2016 and 2015. The increase in DIO primarily reflects short-term build-up of inventory to maintain supply as we close certain facilities and transition production. Excluding the impact of the Merger in 2016, DPO in 2017 increased by 2 days over 2016 and decreased by 1 day from 2015, primarily reflecting routine variations in timing purchases and payments during the period.

Investing Activities

During 2017, net cash used in investing activities primarily consisted of $578 million of capital expenditures and a net $277 million increase in notes receivable to and investments in Flash Ventures, partially offset by cash provided by a net $230 million decrease in our investments in marketable securities. During 2016, net cash used in investing activities primarily consisted of $9.84 billion related to the Merger, net of cash acquired, $632 million related to the purchase of investments, $584 million of capital expenditures, $90 million net increase in notes receivable to Flash Ventures and a net $76 million of other investing activities, partially offset by $1.20 billion of proceeds from sales of investments and $405 million of proceeds from maturities of investments. During 2015, net cash used in investing activities primarily consisted of $857 million related to the purchase of investments, $612 million of capital expenditures and $257 million related to acquisitions, net of cash acquired, partially offset by $505 million of proceeds from sales of investments and $263 million of proceeds from maturities of investments.

Our cash equivalents are primarily invested in highly liquid money market funds that are invested in U.S. Treasury securities and U.S. Government agency securities as well as bank certificates of deposit. In addition, we invest directly in U.S. Treasury securities, U.S. and International Government agency securities, certificates of deposit, asset-backed securities and corporate and municipal notes and bonds.

Financing Activities

During 2017, net cash used in financing activities primarily consisted of $11.70 billion to repay debt, $574 million to pay dividends on our common stock and $492 million to settle convertible debt, partially offset by $7.90 billion of proceeds from debt, net of issuance costs, a net $230 million provided by employee stock plans and $61 million of proceeds from call options. During 2016, net cash provided by financing activities consisted of $16.58 billion of proceeds from debt, net of issuance costs, $409 million of proceeds from call options, $125 million of proceeds from borrowings under our revolving credit facility and a net $74 million provided by employee stock plans, offset by a net $2.61 billion to settle convertible debt, $2.31 billion to repay debt, $613 million for payment upon settlement of warrants, $464 million to pay dividends on our common stock, $380 million to repay the revolving credit facility and $60 million to repurchase shares of our common stock. During 2015, net cash used in financing activities consisted of $970 million to repurchase shares of our common stock, $396 million to pay dividends on our common stock and $125 million to repay debt, partially offset by $255 million of proceeds from our revolving credit facility and a net $167 million provided by employee stock plans.

Off-Balance Sheet Arrangements

Other than the commitments related to Flash Ventures, facility lease commitments incurred in the normal course of business and certain indemnification provisions (see “Contractual Obligations and Commitments” below), we do not have any other material off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets, or any other obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not included in the Consolidated Financial Statements. Additionally, we do not have an interest in, or relationships with, any special-purpose entities. For additional information regarding our off-balance sheet arrangements, see Part II, Item 8, Note 9, Commitments, Contingencies and Related Parties, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K.

Short and Long-term Liquidity

Contractual Obligations and Commitments

The following is a summary of our known contractual cash obligations and commercial commitments as of June 30, 2017:

	Total	1 Year (2018)	2-3 Years (2019-2020)	4-5 Years (2021-2022)	More than 5 Years (Beyond 2022)
	(in millions)
Long-term debt, including current portion	$13,356	$246	$802	$3,312	$8,996
Interest on debt	4,467	769	1,513	1,347	838
Flash Ventures and other related commitments(1)	7,510	3,096	2,542	1,502	370
Operating leases	178	46	73	39	20
Purchase obligations	1,634	1,575	59	—	—
Total	$27,145	$5,732	$4,989	$6,200	$10,224

(1)
Includes reimbursement for depreciation and lease payments on owned and committed equipment, funding commitments for loans and equity investments and reimbursement for other committed expenses, including R&D. Funding commitments assume no additional operating lease guarantees. Additional operating lease guarantees can reduce funding commitments.

Debt

See Part II, Item 8, Note 6, Debt, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K for information regarding our indebtedness, including the principal repayment terms, interest rates, covenants and other key terms.

Interest Rate Swap

We have entered into interest rate swap agreements to moderate our exposure to fluctuations in interest rates underlying our variable rate debt. For a description of our current interest rate swaps, see Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk and Part II, Item 8, Note 5, Derivative Instruments and Hedging Activities, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K.

Flash Ventures

Flash Ventures sells and leases back from a consortium of financial institutions a portion of its tools and has entered into equipment lease agreements of which we guarantee half of the total outstanding obligations. The lease agreements contain customary covenants for Japanese lease facilities. In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, the lease agreements contain acceleration clauses for certain events of default related to the guarantors, including us. As of June 30, 2017, we were in compliance with all covenants under these Japanese lease facilities.

See Part II, Item 8, Note 9, Commitments, Contingencies and Related Parties, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K for information regarding Flash Ventures.

Foreign Exchange Contracts

We purchase foreign exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. For a description of our current foreign exchange contract commitments, see Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk and Part II, Item 8, Note 5, Derivative Instruments and Hedging Activities, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K.

Indemnifications

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of agreements, products or services to be provided by us, environmental compliance or from IP infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers in certain circumstances.

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

Unrecognized Tax Benefits

As of June 30, 2017, the amount of unrecognized tax benefits, including related accrued interest and penalties, was $611 million, of which $493 million could result in potential cash payments. We are not able to provide a reasonable estimate of the timing of future tax payments related to these obligations. For additional information regarding our total tax liability for unrecognized tax benefits, see Part II, Item 8, Note 13, Income Tax Expense (Benefit), of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K.

Cash Dividend

Since the first quarter of 2013, we have issued a quarterly cash dividend. On May 3, 2017, we declared a cash dividend of $0.50 per share of our common stock to our shareholders of record as of June 30, 2017. The cash dividend of $147 million was paid on July 17, 2017. On August 2, 2017, we declared a cash dividend of $0.50 per share of our common stock to our shareholders of record as of September 29, 2017. The cash dividend will be paid on October 16, 2017. We may modify, suspend, or cancel our cash dividend policy in any manner and at any time.

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”). ASU 2017-07 requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The new standard is effective for fiscal years beginning after December 15, 2017, which for us is the first quarter of 2019. Early adoption is permitted within the first interim period. We are currently evaluating the impact ASU 2017-07 will have on our Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 simplifies the test for goodwill impairment by removing Step 2 from the goodwill impairment test. Companies will now perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value not to exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The new standard is effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, which for us is the first quarter of 2021. Early adoption is permitted for goodwill impairment tests performed after January 1, 2017. The adoption of this standard is not expected to have a material impact on our Consolidated Financial Statements.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”). ASU 2016-16 removes the prohibition in the FASB Accounting Standards Codification (“ASC”) Topic 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The new standard is intended to reduce the complexity of U.S. GAAP and diversity in practice related to the tax consequences of certain types of intra-entity asset transfers, particularly those involving IP. The new standard is effective for fiscal years beginning after December 15, 2017, which for us is the first quarter of 2019. Early adoption is permitted. We are currently evaluating the impact ASU 2016-16 will have on our Consolidated Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 addresses certain cash flows issues regarding the classification of certain cash receipts and cash payments, which, among others, includes our disclosure requirement related to debt prepayment or extinguishment costs and distributions received from equity method investees. The new standard is effective for fiscal years beginning after December 15, 2017, which for us is the first quarter of 2019. Early adoption is permitted. We expect to adopt this standard in the first quarter of 2018. The adoption of this standard is not expected to have a material impact on our Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for stock-based payment transactions and states that, among other things, all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement and an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. We will adopt this standard in the first quarter of 2018 using the modified retrospective approach. This adoption will result in a one-time increase to beginning retained earnings for cumulative adjustments of $58 million for the unrecognized windfall tax benefits related to previous vesting and exercises of stock-based awards and $19 million related to the change in our accounting policy for estimated forfeitures and share cancellations. In addition, under the new standard, we will prospectively reflect the tax deficiencies and benefits as an operating activity, rather than as a financing activity under the previous standard, in our Consolidated Statements of Cash Flows.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02, among other things, requires lessees to recognize a right-of-use asset and a lease liability for leases. We expect to adopt this standard in the first quarter of 2020. We are currently evaluating the impact ASU 2016-02 will have on our Consolidated Financial Statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 provides guidance related to accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, which for us is the first quarter of 2019. Early adoption is not permitted. We are currently evaluating the impact ASU 2016-01 will have on our Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASC Topic 606”), which amends the guidance in former ASC Topic 605, “Revenue Recognition”, to provide a single, comprehensive revenue recognition model for all contracts with customers. ASC Topic 606 requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which an entity expects to be entitled in exchange for those goods or services. The new standard also requires entities to enhance disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The standard is effective beginning the first quarter of fiscal 2019, with early adoption permitted. The standard may be applied retrospectively to all prior periods presented (“full retrospective method”), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (“modified retrospective method”). Based on our preliminary plan, we intend to adopt the new standard beginning with the first quarter of 2019 using the modified retrospective method. However, we continue to assess this in connection with our entire project plan.

We expect the implementation of the new standard to impact the recognition of our revenue as follows:

•
Substantially all of our current revenue is from the sale of hardware products. We do not expect any material changes to the timing or amount of revenue for these types of sales under the new standard.

•
For sales-based royalties, we will need to estimate and recognize revenue in the period the royalty-bearing sales occur as opposed to the existing treatment of recognizing revenue in the period the royalty report is received. This change will result in the acceleration of revenue recognition by one fiscal quarter as well as fluctuations between the estimated and actual reported sales-based royalties which we do not expect to be material.

•
For software and IP licenses, we are still assessing the impact and timing to revenue from the implementation of the new standard. However, we do not currently expect the new standard to have a material impact on our revenue for these types of arrangements.

•	Our revenue disclosures are expected to expand and may require judgment in certain areas.

As we are completing our assessment, we are also identifying and preparing to implement changes to our processes, internal controls and systems configurations from the implementation of the new revenue standard. We do not currently expect any significant changes to our other accounting policies from the adoption of the new revenue standard. Our implementation efforts are progressing as planned.

For a description of recently adopted accounting pronouncements, including the respective dates of adoption and effects on our results of operations and financial condition, see Part II, Item 8, Note 2, Recently Adopted Accounting Pronouncements, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K.

Critical Accounting Policies and Estimates

We have prepared the accompanying Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of the financial statements requires the use of judgments and estimates that affect the reported amounts of revenues, expenses, assets, liabilities and shareholders’ equity. We have adopted accounting policies and practices that are generally accepted in the industry in which we operate. We believe the following are our most critical accounting policies that affect significant areas and involve judgment and estimates made by us. If these estimates differ significantly from actual results, the impact to Consolidated Financial Statements may be material.

Revenue

In accordance with standard industry practice, we provide distributors and retailers (collectively referred to as “resellers”) with limited price protection for inventories held by resellers at the time of published list price reductions and/or a right of return and we provide resellers and OEMs with other sales incentive programs. At the time we recognize revenue to resellers and OEMs, we record a reduction of revenue for estimated price protection and/or returns until the resellers sell such inventory to their customers and we also record a reduction of revenue for the other programs in effect. We base these adjustments on several factors including anticipated price decreases during the reseller holding period, resellers’ sell-through and inventory levels, estimated amounts to be reimbursed to qualifying customers, historical pricing information, historical and anticipated returns information and customer claim processing. If customer demand for our products or market conditions differ from our expectations, our operating results could be materially affected. We also have programs under which we reimburse qualified distributors and retailers for certain marketing expenditures, which are recorded as a reduction of revenue. These amounts generally vary according to several factors including industry conditions, seasonal demand, competitor actions, channel mix and overall availability of product. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue from the current range. Total sales incentive and marketing programs have ranged from 8% to 14% of gross revenue and adjustments to revenue due to changes in accruals for these programs related to revenue reported in prior periods have generally averaged less than 1% of gross revenue over the last three fiscal years.

We establish provisions against revenue and cost of revenue for sales returns in the same period that the related revenue is recognized. We base these provisions on existing product return notifications. If actual sales returns exceed expectations, an increase in the sales return accrual would be required, which could materially affect operating results

Inventories

We value inventories at the lower of cost (first-in, first-out) or net realizable value. We record inventory write-downs for the valuation of inventory at the lower of cost or net realizable value by analyzing market conditions and estimates of future sales prices as compared to inventory costs and inventory balances.

We evaluate inventory balances for excess quantities and obsolescence on a regular basis by analyzing estimated demand, inventory on hand, sales levels and other information and reduce inventory balances to net realizable value for excess and obsolete inventory based on this analysis. Unanticipated changes in technology or customer demand could result in a decrease in demand for one or more of our products, which may require a write down of inventory that could materially affect operating results.

Litigation and Other Contingencies

When we become aware of a claim or potential claim, we assess the likelihood of any loss or exposure. We disclose information regarding each material claim where the likelihood of a loss contingency is probable or reasonably possible. If a loss contingency is probable and the amount of the loss can be reasonably estimated, we record an accrual for the loss. In such cases, there may be an exposure to potential loss in excess of the amount accrued. Where a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible losses is not material to our financial position, results of operations or cash flows. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. The actual outcome of such matters could differ materially from management’s estimates. For additional information, see Part II, Item 8, Note 17, Legal Proceedings, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K.

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

In-process research and development (“IPR&D”) is an intangible asset accounted as an indefinite-lived asset until the completion or abandonment of the associated R&D effort. During the development period, we conduct an IPR&D impairment test annually and whenever events or changes in facts and circumstances indicate that it is more likely than not that the IPR&D is impaired. Events which might indicate impairment include, but are not limited to, adverse cost factors, strategic decisions made in response to economic, market, and competitive conditions, the impact of the economic environment on us and our customer base. If impairment is indicated, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Other long-lived intangible assets are amortized over their estimated useful lives based on the pattern in which the economic benefits are expected to be received. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If impairment is indicated, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Disclosure About Foreign Currency Risk

Although the majority of our transactions are in U.S. dollars, some transactions are based in various foreign currencies. We purchase short-term, foreign exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, liabilities and commitments for product costs and operating expenses denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on our results of operations. The contract maturity dates do not exceed 12 months. We do not purchase foreign exchange contracts for speculative or trading purposes. For additional information, see Part II, Item 8, Note 4, Fair Value Measurements and Investments and Note 5, Derivative Instruments and Hedging Activities, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K.

As of June 30, 2017, we had outstanding the foreign exchange contracts presented in the following table. The changes in fair values of these foreign exchange contracts would be largely offset in other income (expense) by corresponding changes in the fair values of the foreign currency denominated monetary assets and liabilities.

	Contract Amount	Weighted-Average Contract Rate (1)	Unrealized Gain (Loss)
	(in millions, except weighted-average contract rate)
British pound sterling	$24	0.78	$—
Euro	1,100	0.87	3
Japanese yen	1,092	111.55	(1)
Malaysian ringgit	118	4.39	2
Philippine peso	117	50.26	(1)
Singapore dollar	49	1.39	1
Thai baht	286	34.37	4
Total forward contracts	$2,786		$8

(1)	Expressed in units of foreign currency per U.S. dollar.

During 2017 and 2016, total net realized transaction and foreign exchange contract currency gains and losses were not material to our Consolidated Financial Statements.

Notwithstanding our efforts to mitigate some foreign exchange risks, we do not hedge all of our foreign currency exposures and there can be no assurance that our mitigating activities related to the exposures that we hedge will adequately protect us against risks associated with foreign currency fluctuations.

Disclosure About Other Market Risks

Variable Interest Rate Risk

Borrowings under our Term Loan A and our revolving credit facility bear interest at a rate per annum, at our option, of either an adjusted LIBOR rate (subject to a 0.0% floor) plus an applicable margin of 2.00% or at a base rate plus an applicable margin of 1.0% (3.23% as of June 30, 2017). The applicable margin for the borrowings under our Term Loan A and our revolving credit facility will range, depending on our leverage, from 1.50% to 2.25% for LIBOR loans and from 0.50% to 1.25% for base rate loans.

Borrowings under the U.S. Term Loan B-2 tranche bear interest at a rate per annum, at our option, of an adjusted LIBOR rate, subject to a 0.75% floor, plus 2.75% or a base rate plus 1.75% (3.98% as of June 30, 2017). Borrowings under the Euro Term Loan B-2 tranche bear interest at a rate per annum, at our option, equal to an adjusted EURIBOR rate, subject to a 0.75% floor, plus 2.00% (2.75% as of June 30, 2017).

We have generally held a balance of fixed and variable rate debt. At June 30, 2017, 61% of the par value of our debt was at variable rates. To balance the portfolio, we entered into a pay-fixed interest rate swap on $1.00 billion notional amount, which effectively converts a portion of our term loan to fixed rates through May 2020. As of June 30, 2017, we had $8.10 billion of variable rate debt. After giving effect to the $1.00 billion of interest rate swaps, we effectively had $7.10 billion of long-term debt subject to variations in interest rates and a one percent increase in the variable rate of interest, subject to each loan’s specific floor, would increase annual interest expense by $61 million.

For additional information regarding our term loans and our interest rate swaps, see Part II, Item 8, Note 6, Debt, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Western Digital Corporation:

We have audited the accompanying consolidated balance sheets of Western Digital Corporation and subsidiaries as of June 30, 2017 and July 1, 2016, and the related consolidated statements of operations, comprehensive income, cash flows, and shareholders’ equity, for each of the years in the three-year period ended June 30, 2017. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Digital Corporation and subsidiaries as of June 30, 2017 and July 1, 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Western Digital Corporation and subsidiaries’ internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 28, 2017, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
August 28, 2017
Irvine, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Western Digital Corporation:

We have audited Western Digital Corporation and subsidiaries’ internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Western Digital Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Western Digital Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Western Digital Corporation and subsidiaries as of June 30, 2017 and July 1, 2016, the related consolidated statements of operations, comprehensive income, cash flows, and shareholders’ equity for each of the years in the three-year period ended June 30, 2017, and the related financial statement schedule, and our report dated August 28, 2017, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP
August 28, 2017
Irvine, California

WESTERN DIGITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	June 30, 2017	July 1, 2016
ASSETS
Current assets:
Cash and cash equivalents	$6,354	$8,151
Short-term investments	24	227
Accounts receivable, net	1,948	1,461
Inventories	2,341	2,129
Other current assets	389	616
Total current assets	11,056	12,584
Property, plant and equipment, net	3,033	3,503
Notes receivable and investments in Flash Ventures	1,340	1,171
Goodwill	10,014	9,951
Other intangible assets, net	3,823	5,034
Other non-current assets	594	619
Total assets	$29,860	$32,862
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,144	$1,888
Accounts payable to Flash Ventures	206	168
Accrued expenses	1,069	995
Accrued compensation	506	392
Accrued warranty	186	172
Bridge loan	—	2,995
Current portion of long-term debt	233	339
Total current liabilities	4,344	6,949
Long-term debt	12,918	13,660
Other liabilities	1,180	1,108
Total liabilities	18,442	21,717
Commitments and contingencies (Notes 6, 9, 13 and 17)
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized — 5 shares; issued and outstanding — none	—	—
Common stock, $0.01 par value; authorized — 450 shares; issued — 312 shares in 2017 and 2016; outstanding — 294 shares in 2017 and 284 shares in 2016	3	3
Additional paid-in capital	4,506	4,429
Accumulated other comprehensive income (loss)	(58)	103
Retained earnings	8,633	8,848
Treasury stock — common shares at cost; 18 shares in 2017 and 28 shares in 2016	(1,666)	(2,238)
Total shareholders’ equity	11,418	11,145
Total liabilities and shareholders’ equity	$29,860	$32,862

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended
	June 30, 2017	July 1, 2016	July 3, 2015
Revenue, net	$19,093	$12,994	$14,572
Cost of revenue	13,021	9,559	10,351
Gross profit	6,072	3,435	4,221
Operating expenses:
Research and development	2,441	1,627	1,646
Selling, general and administrative	1,445	997	788
Employee termination, asset impairment, and other charges	232	345	176
Total operating expenses	4,118	2,969	2,610
Operating income	1,954	466	1,611
Interest and other income (expense):
Interest income	26	26	14
Interest expense	(847)	(266)	(49)
Other income (expense), net	(364)	(73)	1
Total interest and other expense, net	(1,185)	(313)	(34)
Income before taxes	769	153	1,577
Income tax expense (benefit)	372	(89)	112
Net income	$397	$242	$1,465

Income per common share
Basic	$1.38	$1.01	$6.31
Diluted	$1.34	$1.00	$6.18
Weighted average shares outstanding:
Basic	288	239	232
Diluted	296	242	237

Cash dividends declared per share	$2.00	$2.00	$1.80

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended
	June 30, 2017	July 1, 2016	July 3, 2015
Net income	$397	$242	$1,465
Other comprehensive income (loss), before tax:
Actuarial pension gain (loss)	39	(73)	(2)
Foreign currency translation adjustment	(115)	74	—
Net unrealized gain (loss) on derivative contracts	(77)	99	(30)
Net unrealized gain on available-for-sale securities	2	—	—
Total other comprehensive income (loss), before tax	(151)	100	(32)
Income tax benefit (expense) related to items of other comprehensive income (loss), before tax	(10)	23	—
Other comprehensive income (loss), net of tax	(161)	123	(32)
Total comprehensive income	$236	$365	$1,433

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended
	June 30, 2017	July 1, 2016	July 3, 2015
Cash flows from operating activities
Net income	$397	$242	$1,465
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	2,128	1,154	1,114
Stock-based compensation	394	191	162
Deferred income taxes	12	(149)	28
Loss on disposal of assets	18	22	17
Write-off of issuance costs and amortization of debt discounts	285	39	—
Loss on convertible debt and related instruments	5	58	—
Non-cash portion of employee termination, asset impairment and other charges	13	41	86
Other non-cash operating activities, net	94	11	(37)
Changes in:
Accounts receivable, net	(487)	466	458
Inventories	(204)	306	(143)
Accounts payable	223	(299)	(148)
Accounts payable to related parties	38	(115)	—
Accrued arbitration award	—	—	(758)
Accrued expenses	231	102	35
Accrued compensation	115	(94)	(134)
Other assets and liabilities, net	175	8	97
Net cash provided by operations	3,437	1,983	2,242
Cash flows from investing activities
Purchases of property, plant and equipment	(578)	(584)	(612)
Proceeds from the sale of property, plant and equipment	21	—	—
Acquisitions, net of cash acquired	—	(9,835)	(257)
Purchases of investments	(281)	(632)	(857)
Proceeds from sale of investments	94	1,204	505
Proceeds from maturities of investments	417	405	263
Investments in Flash Ventures	(20)	—	—
Notes receivable issuances to Flash Ventures	(549)	(106)	—
Notes receivable proceeds from Flash Ventures	292	16	—
Strategic investments and other, net	(32)	(76)	5
Net cash used in investing activities	(636)	(9,608)	(953)
Cash flows from financing activities
Issuance of stock under employee stock plans	235	117	212
Taxes paid on vested stock awards under employee stock plans	(124)	(50)	(64)
Excess tax benefits from employee stock plans	119	7	19
Proceeds from acquired call option	61	409	—
Settlement of convertible debt	(492)	(2,611)	—
Repurchases of common stock	—	(60)	(970)
Proceeds from revolving credit facility	—	125	—
Repayment of revolving credit facility	—	(380)	—
Dividends paid to shareholders	(574)	(464)	(396)
Settlement of debt hedge contracts	(21)	—	—
Repayment of debt	(11,697)	(2,313)	(125)
Proceeds from debt	7,908	17,108	255
Debt issuance costs	(10)	(524)	—
Payment upon settlement of acquired warrants	—	(613)	—
Net cash provided by (used in) financing activities	(4,595)	10,751	(1,069)
Effect of exchange rate changes on cash	(3)	1	—
Net increase (decrease) in cash and cash equivalents	(1,797)	3,127	220
Cash and cash equivalents, beginning of year	8,151	5,024	4,804
Cash and cash equivalents, end of year	$6,354	$8,151	$5,024
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$184	$26	$47
Cash paid for interest	$777	$113	$45
Supplemental disclosure of non-cash investing and financing activities:
Common stock issued and equity awards assumed in connection with acquisition	$—	$1,822	$—
Shares issued in conjunction with settlement of convertible notes	$16	$94	$—
Shares received in conjunction with assumed call options	$(11)	$(70)	$—
Accrual of cash dividend declared	$147	$142	$116
The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 27, 2014	261	$3	(27)	$(1,570)	$2,331	$12	$8,066	$8,842
Net income	—	—	—	—	—	—	1,465	1,465
Employee stock plans	—	—	6	241	(93)	—	—	148
Stock-based compensation	—	—	—	—	162	—	—	162
Stock awards assumed in acquisition	—	—	—	—	3	—	—	3
Increase in excess tax benefits from employee stock plans	—	—	—	—	19	—	—	19
Repurchases of common stock	—	—	(10)	(970)	—	—	—	(970)
Dividends to shareholders	—	—	—	—	6	—	(424)	(418)
Actuarial pension loss	—	—	—	—	—	(2)	—	(2)
Net unrealized loss on derivative contracts	—	—	—	—	—	(30)	—	(30)
Balance at July 3, 2015	261	3	(31)	(2,299)	2,428	(20)	9,107	9,219
Net income	—	—	—	—	—	—	242	242
Employee stock plans	—	—	5	191	(124)	—	—	67
Stock-based compensation	—	—	—	—	191	—	—	191
Common stock issued in connection with acquisition	49	—	—	—	1,764	—	—	1,764
Stock awards assumed in acquisition	—	—	—	—	58	—	—	58
Increase in excess tax benefits from employee stock plans	—	—	—	—	7	—	—	7
Shares issued in conjunction with settlement of convertible notes	2	—	—	—	94	—	—	94
Shares received in conjunction with assumed call options	—	—	(1)	(70)	—	—	—	(70)
Repurchases of common stock	—	—	(1)	(60)	—	—	—	(60)
Dividends to shareholders	—	—	—	—	11	—	(501)	(490)
Actuarial pension loss	—	—	—	—	—	(50)	—	(50)
Foreign currency translation adjustment	—	—	—	—	—	74	—	74
Net unrealized gain on derivative contracts	—	—	—	—	—	99	—	99
Balance at July 1, 2016	312	3	(28)	(2,238)	4,429	103	8,848	11,145
Net income	—	—	—	—	—	—	397	397
Employee stock plans	—	—	10	583	(472)	—	—	111
Stock-based compensation	—	—	—	—	394	—	—	394
Increase in excess tax benefits from employee stock plans	—	—	—	—	104	—	—	104
Shares issued in conjunction with settlement of convertible notes	—	—	—	—	16	—	—	16
Shares received in conjunction with assumed call options	—	—	—	(11)	—	—	—	(11)
Dividends to shareholders	—	—	—	—	35	—	(612)	(577)
Actuarial pension gain	—	—	—	—	—	27	—	27
Foreign currency translation adjustment	—	—	—	—	—	(113)	—	(113)
Net unrealized gain on available-for-sale securities	—	—	—	—	—	2	—	2
Net unrealized loss on derivative contracts	—	—	—	—	—	(77)	—	(77)
Balance at June 30, 2017	312	$3	(18)	$(1,666)	$4,506	$(58)	$8,633	$11,418

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Basis of Presentation

Western Digital Corporation (“Western Digital” or “the Company”) is a leading developer, manufacturer and provider of data storage devices and solutions that address the evolving needs of the information technology (“IT”) industry and the infrastructure that enables the proliferation of data in virtually every other industry. The Company’s broad portfolio of technology and products address the following key markets: Client Devices; Data Center Devices and Solutions; and Client Solutions. The Company also generates license and royalty revenue related to its intellectual property (“IP”) which is included in each of the three categories.

Basis of Presentation

The Company has prepared its Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and has adopted accounting policies and practices which are generally accepted in the industry in which it operates. The Company’s significant accounting policies are summarized below.

Fiscal Year

The Company’s fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every six years, the Company reports a 53-week fiscal year to align the fiscal year with the foregoing policy. Fiscal years 2017 and 2016, which ended on June 30, 2017 and July 1, 2016, respectively, both comprised 52 weeks, with all quarters consisting of 13 weeks. Fiscal year 2015, which ended on July 3, 2015, comprised 53 weeks, with the first quarter consisting of 14 weeks and the second, third and fourth quarters consisting of 13 weeks each.

Basis of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The functional currency of most of the Company’s foreign subsidiaries is the U.S. dollar. The accounts of these foreign subsidiaries have been remeasured using the U.S. dollar as the functional currency. Gains or losses resulting from remeasurement of these accounts from local currencies into U.S. dollars were immaterial to the Consolidated Financial Statements. Financial statements of the Company’s foreign subsidiaries for which the functional currency is the local currency are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for statement of operations items. Translation adjustments are recorded in accumulated other comprehensive income, a component of stockholders’ equity.

Reclassifications

Certain prior year amounts have been reclassified in the consolidated statements of cash flows to conform to the current year presentation.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Available-for-Sale Securities

The Company invests in U.S. Treasury securities, U.S. and International Government agency securities, certificates of deposit, asset-backed securities, and corporate and municipal notes and bonds, with original maturities at purchase of more than three months. These investments are classified as available-for-sale securities and included within short-term investments and other non-current assets in the Consolidated Balance Sheets. Available-for-sale securities are stated at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss), which is a component of shareholders’ equity. Gains and losses on available-for-sale securities are recorded based on the specific identification method. The Company evaluates the available-for-sale securities in an unrealized loss position for other-than-temporary impairment. The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in total other expense, net in the consolidated statements of operations. In addition, realized gains and losses are included in total other expense, net in the consolidated statements of operations.

Equity Investments

The Company enters into certain strategic investments for the promotion of business and strategic objectives. The equity method of accounting is used if the Company’s ownership interest is greater than or equal to 20% but less than a majority or where the Company has the ability to exercise significant influence over operating and financial policies. The Company’s equity in the earnings or losses in equity-method investments is recognized in Other income (expense), net, in the Consolidated Statement of Operations.

The Company accounts for investments in equity securities of other entities under the cost method of accounting if the Company’s ownership interest is less than 20% and the Company does not have the ability to exercise significant influence over operating and financial policies of the investee. Investments accounted for under the cost method of accounting are recorded within Other non-current assets in the Consolidated Balance Sheets and are also periodically analyzed to determine whether or not there are indicators of impairment.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company evaluates inventory balances for excess quantities and obsolescence on a regular basis by analyzing estimated demand, inventory on hand, sales levels and other information and reduces inventory balances to net realizable value for excess and obsolete inventory based on this analysis. Unanticipated changes in technology or customer demand could result in a decrease in demand for one or more of the Company’s products, which may require a write down of inventory that could materially affect operating results.

Property, Plant and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. The cost of property, plant and equipment is depreciated over the estimated useful lives of the respective assets. The Company’s buildings are depreciated over periods ranging from fifteen to thirty-five years. The majority of the Company’s machinery and equipment, software, and furniture and fixtures, are depreciated on a straight-line basis over a period of two to seven years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the related lease terms.

Business Combinations

The application of acquisition accounting to a business combination requires that the Company identify the individual assets acquired and liabilities assumed and estimate the fair value of each. The fair value of assets acquired and liabilities assumed in a business acquisition are recognized at the acquisition date using a combination of valuation techniques, with the purchase price exceeding the fair values being recognized as goodwill. Determining fair value of identifiable assets, particularly intangibles, liabilities acquired and contingent obligations assumed requires management to make estimates. In certain circumstances, the allocations of the excess purchase price are based upon preliminary estimates and assumptions and subject to revision when the Company receives final information, including appraisals and other analyses. Accordingly, the measurement period for such purchase price allocations will end when the information, or the facts and circumstances, becomes available, but will not exceed twelve months. The Company will recognize measurement-period adjustments during the period of resolution, including the effect on earnings of any amounts that would have been recorded in previous periods if the accounting had been completed at the acquisition date.

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

Goodwill and Other Long-Lived Assets

Goodwill is not amortized. Instead, it is tested for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that goodwill may be impaired. The Company performs an annual impairment test as of the first day of its fiscal fourth quarter. The Company either uses qualitative factors to determine whether goodwill is more likely than not impaired or performs a two-step approach to quantify impairment. If the Company concludes from the qualitative assessment that goodwill is more likely than not impaired, the Company is required to follow a two-step approach to quantify the impairment. The Company is required to use judgment when applying the goodwill impairment test, including the identification of reporting units, assignment of assets, liabilities and goodwill to reporting units, and determination of the fair value of each reporting unit. In addition, the estimates used to determine the fair value of reporting units may change based on results of operations, macroeconomic conditions or other factors. Changes in these estimates could materially affect the Company’s assessment of the fair value and goodwill impairment. If the Company’s stock price decreases significantly, goodwill could become impaired, which could result in a material charge and adversely affect the Company’s results of operations.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

IPR&D is an intangible asset accounted as an indefinite-lived asset until the completion or abandonment of the associated research and development effort. During the development period, the Company conducts an IPR&D impairment test annually and whenever events or changes in facts and circumstances indicate that it is more likely than not that the IPR&D is impaired. Events which might indicate impairment include, but are not limited to, adverse cost factors, strategic decisions made in response to economic, market, and competitive conditions, and the impact of the economic environment the Company and on its customer base. If impairment is indicated, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Other long-lived intangible assets are amortized over their estimated useful lives based on the pattern in which the economic benefits are expected to be received. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If impairment is indicated, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company recorded impairments to certain long-lived assets in 2017, 2016 and 2015. See Note 4, Fair Value Measurements and Investments, Note 7, Goodwill and Other Intangible Assets and Note 15, Acquisitions, for additional disclosures related to the Company’s other intangible assets.

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

In accordance with standard industry practice, the Company provides distributors and retailers (collectively referred to as “resellers”) with limited price protection for inventories held by resellers at the time of published list price reductions and/or a right of return and the Company provides resellers and original equipment manufacturers (“OEMs”) with other sales incentive programs. At the time the Company recognizes revenue to resellers and OEMs, a reduction of revenue is recorded for estimated price protection and/or returns until the resellers sell such inventory to their customers and the Company also records a reduction of revenue for the other programs in effect. The Company bases these adjustments on several factors including anticipated price decreases during the reseller holding period, reseller’s sell-through and inventory levels, estimated amounts to be reimbursed to qualifying customers, historical pricing information, historical and anticipated returns information and customer claim processing. If customer demand for the Company’s products or market conditions differ from the Company’s expectations, the Company’s operating results could be materially affected. The Company also has programs under which it reimburses qualified distributors and retailers for certain marketing expenditures, which are recorded as a reduction of revenue.

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

Some of the Company’s revenue arrangements are multiple-element arrangements because they are generally comprised of product, software and support services or multiple distinct licenses. For multiple-element arrangements, the Company evaluates whether each deliverable should be accounted for as a separate unit of accounting. For multiple-element arrangements that include support or software elements, the Company analyzes whether tangible products containing software and non-software components function together and therefore should be excluded from industry-specific software revenue recognition guidance. For all multiple-element arrangements, the Company allocates revenue to each element, or the software elements as a group, based on the relative selling price determined in accordance with the Company’s normal pricing and discounting practices for the specific element when sold separately. For multiple-element license agreements that include more than one license to distinct technology that are separate units of accounting, the Company allocates revenue to each license based on the relative selling price of each deliverable. License fees related to existing technology with no continuing performance obligations are generally recognized upon license commencement and other license fees are generally recognized on a straight-line basis over the life of the license. The Company primarily uses an estimate of selling price to allocate revenue for multiple-element license agreements based upon similar licenses, historical and estimated future sales volume, duration and market conditions.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Litigation and Other Contingencies

When the Company becomes aware of a claim or potential claim, the Company assesses the likelihood of any loss or exposure. The Company discloses information regarding each material claim where the likelihood of a loss contingency is probable or reasonably possible. If a loss contingency is probable and the amount of the loss can be reasonably estimated, the Company records an accrual for the loss. In such cases, there may be an exposure to potential loss in excess of the amount accrued. Where a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, the Company discloses an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible losses is not material to the Company’s financial position, results of operations or cash flows. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. The actual outcome of such matters could differ materially from management’s estimates. See Note 17, Legal Proceedings, for additional disclosures related to the Company’s litigation.

Advertising Expense

Advertising costs are expensed as incurred and amounted to $89 million, $60 million and $71 million in 2017, 2016 and 2015, respectively. These expenses are included in Selling, general and administrative (“SG&A”) in the Consolidated Statements of Operations.

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

Other Comprehensive Income (Loss), Net of Tax

Other comprehensive income (loss), net of tax refers to revenue, expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income (loss), net of tax is comprised of unrealized gains or losses on foreign exchange contracts and interest rate swap agreements designated as cash flow hedges, available-for-sale securities, foreign currency translation, and actuarial gains or losses related to pensions.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative Contracts

The majority of the Company’s transactions are in U.S. dollars; however, some transactions are based in various foreign currencies. The Company purchases foreign exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedging transactions is to minimize the impact of foreign currency fluctuations on the Company’s results of operations. These contract maturity dates do not exceed 12 months. All foreign exchange contracts are for risk management purposes only. The Company does not purchase foreign exchange contracts for speculative or trading purposes. The Company had foreign exchange contracts with commercial banks for British Pound Sterling, European Euro, Japanese yen, Malaysian ringgit, Philippine peso, Singapore dollar and Thai baht, which had an aggregate notional amount of $2.79 billion and $3.07 billion at June 30, 2017 and July 1, 2016, respectively.

If the derivative is designated as a cash flow hedge, the effective portion of the change in fair value of the derivative is initially deferred in other comprehensive income (loss), net of tax. These amounts are subsequently recognized into earnings when the underlying cash flow being hedged is recognized into earnings. Recognized gains and losses on foreign exchange contracts are reported in cost of revenue and operating expenses, and presented within cash flows from operating activities. Hedge effectiveness is measured by comparing the hedging instrument’s cumulative change in fair value from inception to maturity to the underlying exposure’s terminal value. The Company determined the ineffectiveness associated with its cash flow hedges to be immaterial to the Consolidated Financial Statements for all years presented.

A change in the fair value of undesignated hedges is recognized in earnings in the period incurred and is reported in Other income (expense), net. See Note 4, Fair Value Measurements and Investments, and Note 5, Derivative Instruments and Hedging Activities, for additional disclosures related to the Company’s foreign exchange contracts.

The Company accounts for its interest rate swap as a designated cash flow hedge to mitigate variations in interest payments under a portion of its LIBOR-based term loans due to variations in the LIBOR index. The Company pays interest monthly at a fixed rate and receives interest monthly at the LIBOR rate on the notional amount of the contract. The effective portion of the change in fair value of this designated cash flow hedge is deferred in other comprehensive income (loss), net of tax, with any ineffective portion recognized in Other income (expense), net. See Note 5, Derivative Instruments and Hedging Activities, and Note 6, Debt, for further discussion on interest rate swaps.

Pensions and Other Post-Retirement Benefit Plans

The Company has defined benefit pension plans and other post-retirement plans covering certain employees in various countries. The benefits are based on the employees’ years of service and compensation. The plans are funded in conformity with the funding requirements of applicable government authorities. The Company amortizes unrecognized actuarial gains and losses and prior service costs on a straight-line basis over the remaining estimated average service life of the participants. The measurement date for the plans is the Company’s fiscal year-end. The Company recognizes the funded status of its defined benefit pension and post-retirement plans in the Consolidated Balance Sheets, with changes in the funded status recognized through accumulated other comprehensive income (loss) in the year in which such changes occur. See Note 8, Pension and Other Post-Retirement Benefit Plans, for additional disclosures related to the Company’s pensions and other post-retirement benefit plans.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Recently Adopted Accounting Pronouncements

In April 2015, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015‑05, “Intangibles — Goodwill and Other — Internal‑Use Software (Subtopic 350‑40)” (“ASU 2015‑05”), which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The Company’s adoption of ASU 2015‑05 at the beginning of the current year did not have a material impact on its Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Supplemental Financial Statement Data

Accounts receivable, net

From time to time, in connection with factoring agreements, the Company sells trade accounts receivable without recourse to third party purchasers in exchange for cash. During 2017, the Company did not sell any trade accounts receivable. During 2016, the Company sold trade accounts receivable and received cash proceeds of $225 million. The discounts on the trade accounts receivable sold during 2016 were not material and were recorded within Other income (expense), net in the Consolidated Financial Statements.

Inventories

	June 30, 2017	July 1, 2016
	(in millions)
Inventories:
Raw materials and component parts	$646	$569
Work-in-process	632	589
Finished goods	1,063	971
Total inventories	$2,341	$2,129

Property, plant, and equipment, net

	June 30, 2017	July 1, 2016
	(in millions)
Property, plant, and equipment:
Land and buildings	$1,855	$1,900
Machinery and equipment	6,868	6,915
Software	284	155
Furniture and fixtures	116	110
Leasehold improvements	259	307
Construction-in-process	144	245
Property, plant, and equipment, gross	9,526	9,632
Accumulated depreciation	(6,493)	(6,129)
Property, plant, and equipment, net	$3,033	$3,503

Depreciation expense of property, plant, and equipment totaled $960 million, $888 million and $809 million in 2017, 2016 and 2015, respectively.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product warranty liability

Changes in the warranty accrual were as follows:

	2017	2016	2015
	(in millions)
Warranty accrual, beginning of period	$279	$221	$182
Warranty liabilities assumed as a result of acquisitions	—	45	1
Charges to operations	177	162	187
Utilization	(151)	(178)	(190)
Changes in estimate related to pre-existing warranties	6	29	41
Warranty accrual, end of period	$311	$279	$221

The long-term portion of the warranty accrual classified in Other liabilities was $125 million and $107 million as of June 30, 2017 and July 1, 2016, respectively.

Accumulated other comprehensive income

Other comprehensive income (“OCI”), net of tax refers to expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income. The following table illustrates the changes in the balances of each component of Accumulated other comprehensive income (loss) (“AOCI”):

	Actuarial Pension Gains (Losses)	Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Available for Sale Securities	Unrealized Gains (Losses) on Derivative Contracts	Total Accumulated Comprehensive Income (Loss)
	(in millions)
Balance at July 3, 2015	$5	$—	$—	$(25)	$(20)
Other comprehensive income (loss) before reclassifications	(73)	74	—	48	49
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	51	51
Income tax benefit related to items of other comprehensive income (loss)	23	—	—	—	23
Net current-period other comprehensive income (loss)	(50)	74	—	99	123
Balance at July 1, 2016	(45)	74	—	74	103
Other comprehensive income (loss) before reclassifications	39	(115)	2	(47)	(121)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	(30)	(30)
Income tax benefit (expense) related to items of other comprehensive income (loss)	(12)	2	—	—	(10)
Net current-period other comprehensive income (loss)	27	(113)	2	(77)	(161)
Balance at June 30, 2017	$(18)	$(39)	$2	$(3)	$(58)

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the significant amounts of each component reclassified out of AOCI to the Consolidated Statements of Operations:

AOCI Component	2017	2016	2015	Statement of Operations Line Item
	(in millions)
Unrealized holding gain (loss) on cash flow hedging activities:
Foreign exchange contracts	$33	$(17)	$(44)	Cost of revenue
Foreign exchange contracts	(3)	(34)	—	Research and development
Total reclassifications for the period	$30	$(51)	$(44)

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Fair Value Measurements and Investments

The Company’s total cash, cash equivalents and marketable securities was as follows:

	June 30, 2017	July 1, 2016
	(in millions)
Cash and cash equivalents	$6,354	$8,151
Short-term marketable securities	24	227
Long-term marketable securities	94	119
Total cash, cash equivalents and marketable securities	$6,472	$8,497

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

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2017 and July 1, 2016, and indicate the fair value hierarchy of the valuation techniques utilized to determine such values:

	June 30, 2017
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents:
Money market funds	$2,836	$—	$—	$2,836
Certificates of deposit	—	10	—	10
Total cash equivalents	2,836	10	—	2,846
Short-term investments:
Corporate notes and bonds	—	11	—	11
Asset-backed securities	—	7	—	7
Municipal notes and bonds	—	2	—	2
Equity securities	4	—	—	4
Total short-term investments	4	20	—	24
Long-term investments:
U.S. Treasury securities	5	—	—	5
U.S. Government agency securities	—	5	—	5
International government securities	—	1	—	1
Corporate notes and bonds	—	67	—	67
Asset-backed securities	—	7	—	7
Municipal notes and bonds	—	9	—	9
Total long-term investments	5	89	—	94
Foreign exchange contracts	—	16	—	16
Total assets at fair value	$2,845	$135	$—	$2,980
Liabilities:
Foreign exchange contracts	$—	$8	$—	$8
Interest rate swap contract	—	1	—	1
Exchange option	—	—	1	1
Total liabilities at fair value	$—	$9	$1	$10

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	July 1, 2016
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents:
Money market funds	$2,199	$—	$—	$2,199
Certificates of deposit	—	1	—	1
Total cash equivalents	2,199	1	—	2,200
Short-term investments:
Certificates of deposit	—	202	—	202
Corporate notes and bonds	—	8	—	8
Asset-backed securities	—	11	—	11
Municipal notes and bonds	—	6	—	6
Total short-term investments	—	227	—	227
Long-term investments:
U.S. Treasury securities	2	—	—	2
U.S. Government agency securities	—	10	—	10
International government securities	—	1	—	1
Corporate notes and bonds	—	89	—	89
Asset-backed securities	—	11	—	11
Municipal notes and bonds	—	6	—	6
Total long-term investments	2	117	—	119
Foreign exchange contracts	—	126	—	126
Call options	—	—	71	71
Total assets at fair value	$2,201	$471	$71	$2,743
Liabilities:
Foreign exchange contracts	$—	$23	$—	$23
Exchange option	—	—	155	155
Total liabilities at fair value	$—	$23	$155	$178

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

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. Government Agency and International Government Securities. The Company’s U.S. Government agency and international government securities are investments in fixed income securities sponsored by the U.S. Government and international governments and are held in custody by a third party. U.S. Government agency and international government securities are valued using a market approach which is based on observable inputs including market interest rates from multiple pricing sources.

Foreign Exchange Contracts. The Company’s foreign exchange contracts are short-term contracts to hedge the Company’s foreign currency risk. Foreign exchange contracts are valued using an income approach that is based on a present value of future cash flows model. The market-based observable inputs for the model include forward rates and credit default swap rates. For more information on the Company’s foreign exchange contracts, see Note 5, Derivative Instruments and Hedging Activities.

Interest Rate Swaps. The Company’s interest rate swaps are long-term contracts to hedge the Company’s variable rate debt risk. Interest rate swaps are valued based on estimated present value of future cash flows model. The market-based observable inputs for the model include interest rate curves and credit valuation adjustments.

During 2017 and 2016, the Company had no transfers of financial assets and liabilities between Level 1 and Level 2.

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

Call Options. The call options are derivative instruments classified as an asset that result in the Company receiving cash and shares that partially offset the Company’s obligation upon conversion of its convertible notes.

Exchange Options. The Company’s convertible notes were bifurcated into a debt host and exchange option for accounting purposes. The exchange options are accounted for as derivative liabilities because they are predominantly settled in cash.

The fair value measurement of the call options and exchange options arising from the Company’s Convertible Notes (as defined in Note 6, Debt), which are not actively traded, is determined using unobservable inputs (Level 3). These inputs include (i) the estimated amount and timing of settlement of the underlying debt; (ii) the probability of the achievement of the factor(s) on which the settlement is based; (iii) the risk-adjusted discount rate based on the expected term to maturity of the debt; and (iv) the economic incentive for holders to exercise their exchange option. Significant increases or decreases in any of those inputs in isolation could result in a significantly lower or higher fair value measurement.

There were no transfers of call options or exchange options out of Level 3 for 2017.

The following table illustrates the changes in the balances of the call options reported in Other current assets and Other non-current assets in the Company’s Consolidated Balance Sheets:

	2017 Call Options	2020 Call Options	Total
	(in millions)
Initial estimate upon acquisition	$501	$—	$501
Redemptions	(437)	—	(437)
Net unrealized gain	6	1	7
Fair value as of July 1, 2016	70	1	71
Net realized gain (loss)	2	(1)	1
Redemptions	(72)	—	(72)
Fair value as of June 30, 2017	$—	$—	$—

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the changes in the balances of the exchange options reported in Accrued expenses and Other liabilities in the Company’s Consolidated Balance Sheets:

	2017 Exchange Options	2020 Exchange Options	Total
	(in millions)
Initial estimate upon acquisition	$610	$357	$967
Net realized loss	8	8	16
Redemptions	(531)	(283)	(814)
Net unrealized gain	—	(14)	(14)
Fair value as of July 1, 2016	87	68	155
Net realized gain	(3)	(31)	(34)
Redemptions	(83)	(46)	(129)
Net unrealized loss	—	9	9
Fair value as of June 30, 2017	$1	$—	$1

Available-for-Sale Securities

The cost basis of the Company’s investments classified as available-for-sale securities, individually and in the aggregate, approximated its fair value as of June 30, 2017 and July 1, 2016. The cost basis and fair value of the Company’s investments classified as available-for-sale securities as of June 30, 2017, by remaining contractual maturity, were as follows:

	Cost Basis	Fair Value
	(in millions)
Due in less than one year (short-term investments)	$22	$24
Due in one to five years (included in other non-current assets)	94	94
Total	$116	$118

The Company determined available-for-sale securities had no material other-than-temporary impairments during 2017, 2016 and 2015.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments Not Carried at Fair Value

For financial instruments where the carrying value (which includes principal adjusted for any unamortized issuance costs, and discounts or premiums) differs from fair value (which is based on quoted market prices), the following table represents the related carrying value and fair value for each of the Company’s outstanding financial instruments. Each of the financial instruments presented below was categorized as Level 2 for all periods presented, based on the frequency of trading immediately prior to the end of the fourth quarter of 2017 and the fourth quarter of 2016, respectively.

	June 30, 2017		July 1, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Secured Notes	$1,835	$2,062	$1,828	$2,044
Unsecured Notes	3,244	3,956	3,229	3,575
Term Loan A	4,074	4,130	4,061	4,161
U.S. Term Loan B	—	—	3,546	3,773
U.S. Term Loan B-2	2,968	2,989	—	—
Euro Term Loan B(1)	—	—	960	981
Euro Term Loan B-2(1)	1,000	1,010	—	—
Bridge Loan	—	—	2,995	3,000
Convertible Debt 2017	—	—	124	125
Convertible Debt 2020	30	34	251	264
Total	$13,151	$14,181	$16,994	$17,923

(1)	Euro Term Loan B and Euro Term Loan B-2 outstanding principal amounts as of June 30, 2017 and July 1, 2016 were based upon the Euro to U.S. dollar exchange rate as of those respective dates.

Equity Method Investments

In November 2015, the Company entered into an agreement to form a joint venture, referred to as the “Unis Venture”, with Unisplendour Corporation Limited (“Unis”) to market and sell the Company’s current data center storage systems in China and to develop data storage systems for the Chinese market in the future. The Unis Venture became operational during 2017. The Unis Venture is 49% owned by the Company and 51% owned by Unis and its subsidiary, Unissoft (Wuxi) Group Co. Ltd. The Company accounts for its investment in the Unis Venture under the equity method of accounting. The investment in Unis Venture is recorded within Other non-current assets in the Consolidated Balance Sheets and is not material to the Consolidated Financial Statements as of June 30, 2017 and July 1, 2016.

In addition, the Company has joint venture investments with Toshiba Corporation (“Toshiba”), see Note 9, Commitments, Contingencies and Related Parties, for further discussion regarding these joint ventures.

Cost Method Investments

From time to time, the Company enters into certain strategic investments for the promotion of business and strategic objectives. The Company reports these investments under the cost method of accounting as these investments consist of debt and equity securities of privately-held companies which do not have a readily determinable fair value. The Company assesses these securities for indications of other-than-temporary impairments and, in this regard, recorded impairment charges of $55 million to Other income (expense), net in the Consolidated Statements of Operations in 2017. There were no impairment charges related to cost method investments during 2016 and 2015. As of June 30, 2017 and July 1, 2016, these investments aggregated $91 million and $135 million, respectively, and are reported under Other non-current assets in the Consolidated Balance Sheets.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Derivative Instruments and Hedging Activities

As of June 30, 2017, the Company had outstanding foreign exchange forward contracts which were designated as either cash flow hedges or non-designated hedges. The contract maturity dates of these foreign exchange forward contracts do not exceed 12 months. In addition, the Company had outstanding interest rate swaps which were designated as cash flow hedges. The Company determined the ineffectiveness associated with its cash flow hedges to be immaterial to the Consolidated Financial Statements for 2017, 2016 and 2015.

As of June 30, 2017, the amount of existing net losses related to cash flow hedges recorded in Accumulated other comprehensive income (loss) that are expected to be reclassified into earnings over the next twelve months was $3 million. In addition, as of June 30, 2017, the Company did not have any foreign exchange forward contracts with credit-risk-related contingent features.

A change in the fair value of non-designated hedges is recognized in earnings in the period incurred and is reported as a component of Other income (expense), net. The changes in fair value on these contracts were immaterial to the Consolidated Financial Statements during 2017, 2016 and 2015.

See Note 4, Fair Value Measurements and Investments, for additional disclosures related to the fair value of the Company’s foreign exchange forward contracts.

Derivative Instruments

The fair value and balance sheet location of the Company’s derivative instruments were as follows:

	Derivative Assets Reported in
	Other current assets		Other non-current assets
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
	(in millions)
Foreign exchange forward contracts, designated	$6	$114	$—	$—
Foreign exchange forward contracts, not designated	10	12	—	—
Call options	—	70	—	1
Total derivatives	$16	$196	$—	$1

	Derivative Liabilities Reported in
	Accrued expenses		Other liabilities
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
	(in millions)
Foreign exchange forward contracts, designated	$2	$23	$—	$—
Foreign exchange forward contracts, not designated	6	—	—	—
Interest rate swaps, designated	1	—	—	—
Exchange option	—	141	1	14
Total derivatives	$9	$164	$1	$14

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Netting Arrangements

Under certain provisions and conditions within agreements with counterparties to the Company’s foreign exchange forward contracts, subject to applicable requirements, the Company has the right of set-off associated with the Company’s foreign exchange forward contracts and is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. As of June 30, 2017, the Company did not offset or net the fair value amounts of derivative instruments in its Consolidated Balance Sheets and separately recorded the gross fair value amounts of the derivative instruments as either assets or liabilities. As of June 30, 2017 and July 1, 2016, the effect of rights of set-off was not material.

Effect of Derivative Contracts on the Consolidated Statements of Operations

The impact of derivative contracts on the Consolidated Financial Statements was as follows:

	Amount of Gain (Loss) Recognized in AOCI
	2017	2016	2015
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$(46)	$48	$(74)
Interest rate swaps	(1)	—	—
Total	$(47)	$48	$(74)

	Amount of Gain (Loss) Reclassified from AOCI into Earnings
	2017	2016	2015
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$30	$(51)	$(44)

The total net realized transaction and foreign exchange forward contract currency gains and losses were not material to the Consolidated Financial Statements for 2017, 2016 and 2015.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Debt

Debt consisted of the following as of June 30, 2017 and July 1, 2016:

	June 30, 2017	July 1, 2016
	(in millions)
Variable interest rate Term Loan A maturing 2021	$4,125	$4,125
Variable interest rate U.S. Term Loan B maturing 2023	—	3,750
Variable interest rate U.S. Term Loan B-2 maturing 2023	2,970	—
Variable interest rate Euro Term Loan B maturing 2023(1)	—	987
Variable interest rate Euro Term Loan B-2 maturing 2023(1)	1,001	—
7.375% senior secured notes due 2023	1,875	1,875
10.500% senior unsecured notes due 2024	3,350	3,350
Convertible senior notes	35	439
Bridge loans	—	3,000
Total debt	13,356	17,526
Issuance costs and debt discounts	(205)	(532)
Subtotal	13,151	16,994
Less bridge loans and current portion of long-term debt	(233)	(3,334)
Long-term debt	$12,918	$13,660

(1)	Euro Term Loan B and Euro Term Loan B-2 outstanding principal amounts as of June 30, 2017 and July 1, 2016 were based upon the Euro to U.S. dollar exchange rate as of those respective dates.

Credit Agreement – Term Loans and Revolving Credit Facility

On April 29, 2016, the Company entered into a credit agreement (the “Credit Agreement”) that provided for the following facilities:

•
Term Loan A. Term Loan A with interest payable monthly at a rate based on LIBOR, plus an applicable spread of 2.00% (approximately 3.23% at June 30, 2017). Beginning in September 2017, the Company is required to make quarterly principal payments on Term Loan A totaling $206 million in fiscal 2018, $309 million in fiscal 2019, $413 million in fiscal 2020 and the remaining balance of $3.20 billion due in fiscal 2021. The aggregate principal amount outstanding was $4.13 billion at both June 30, 2017 and July 1, 2016. As of June 30, 2017, unamortized issuance costs were $51 million.

•
U.S. Term Loan B. U.S. dollar-denominated Term Loan B (“U.S. Term Loan B”) which bore interest at a rate based on LIBOR, subject to a 0.75% floor, plus an applicable spread of 5.50% and had an aggregate principal amount outstanding of $3.75 billion at July 1, 2016. On August 17, 2016, the Company borrowed $3.00 billion under a new U.S. dollar-denominated term loan (“U.S. Term Loan B-1”) under the Credit Agreement and used the proceeds of this new loan and cash of $750 million to prepay in full the U.S. Term Loan B previously outstanding under the Credit Agreement. After making scheduled principal payments during the year of $15 million on U.S. Term Loan B-1, on March 14, 2017, the Company borrowed $2.99 billion under a new U.S. dollar-denominated term loan (“U.S. Term Loan B-2”) under the Credit Agreement and used the proceeds of this new loan to prepay in full the U.S. Term Loan B-1 previously outstanding under the Credit Agreement. The U.S. Term Loan B-2 has an interest rate equal to, at the Company’s option, either an adjusted LIBOR rate, subject to a 0.75% floor, plus 2.75% or a base rate plus 1.75% (3.98% as of June 30, 2017). Principal payments on U.S. Term Loan B-2 of approximately $7 million are due quarterly and began on March 31, 2017 with the balance due on April 29, 2023. As of June 30, 2017, the aggregate principal amount outstanding on U.S. Term Loan B-2 was $2.97 billion and unamortized issuance costs were $2 million.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•
Euro Term Loan B. Euro-denominated Term Loan B (“Euro Term Loan B”) which bore interest at a rate based on EURIBOR, subject to a 0.75% floor, plus an applicable spread of 5.25% and had an aggregate principal amount outstanding of €885 million at July 1, 2016. On September 22, 2016, the Company borrowed €885 million under a new Euro-denominated term loan (“Euro Term Loan B-1”) under the Credit Agreement and used the proceeds of this new loan to prepay in full the Euro Term Loan B previously outstanding under the Credit Agreement. After making scheduled principal payments during the year of €4 million on Euro Term Loan B-1, on March 23, 2017, the Company borrowed €881 million under a new Euro-denominated term loan (“Euro Term Loan B-2”) under the Credit Agreement and used the proceeds of this new loan to prepay in full the Euro Term Loan B-1 previously outstanding under the Credit Agreement. The Euro Term Loan B-2 has an interest rate equal to, at the Company’s option, either an adjusted EURIBOR rate, subject to a 0.75% floor, plus 2.00% or a base rate plus 1.75% (2.75% as of June 30, 2017). Principal payments on Euro Term Loan B-2 of approximately €2 million are due quarterly and began on March 31, 2017 with the balance due on April 29, 2023. As of June 30, 2017, the aggregate principal amount outstanding on Euro Term Loan B-2 was €876 million ($1.00 billion, based upon the Euro to U.S. dollar exchange rate as of June 30, 2017) and unamortized issuance costs were $1 million.

•
Revolving Credit Facility. Revolving credit facility of $1.00 billion, which includes a $200 million sublimit for letters of credit (the “Revolving Credit Facility”). Borrowings under the revolving credit facility bear interest at a rate based on LIBOR, plus an applicable spread of 2.00%. The Revolving Credit Facility has a 5-year term. As of June 30, 2017, the revolving credit facility was not drawn upon, and there was no outstanding balance.

In connection with the settlement of the U.S. Term Loans B and B-1 and Euro Term Loans B and B-1, the Company recognized an aggregate loss of $274 million during 2017 consisting of unamortized issuance costs, debt discount fees, and call premiums.

In May 2017, the Company entered into an interest rate swap for $1.00 billion notional amount which it has designated as a cash flow hedge to mitigate variations in interest payments under a portion of its LIBOR-based term loans due to variations in the LIBOR index. Under the agreement, the Company pays interest monthly at a fixed rate of 1.66% and receives at LIBOR rate on the notional amount of the contract through May 2020.

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

The term loans and the revolving credit facility under the Credit Agreement may be prepaid in whole or in part at any time without premium or penalty, subject to certain conditions, except that the U.S. Term Loan B-2 and the Euro Term Loan B-2 require the Company to pay a 1.0% prepayment fee if the loans are repaid in connection with certain “repricing” transactions on or before September 14, 2017 and September 23, 2017, respectively.

The Credit Agreement requires the Company to comply with certain financial covenants, such as a leverage ratio and an interest coverage ratio. As of June 30, 2017, the Company was in compliance with all financial covenants. In addition, the documents governing substantially all of the Company’s outstanding debt, including the Credit Agreement, require the Company to comply with customary covenants that limit or restrict the Company’s and its subsidiaries’ ability to incur liens and indebtedness; make certain restricted payments, acquisitions, investments, loans and guarantees; and enter into certain transactions with affiliates, mergers and consolidations.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Notes

On April 13, 2016, the Company completed an offering consisting of $1.88 billion 7.375% senior secured notes due May 2023 (the “Secured Notes”) and $3.35 billion 10.500% senior unsecured notes due May 2024 (the “Initial Unsecured Notes”). On January 6, 2017, to fulfill the Company’s obligations under the registration rights agreement associated with the Initial Unsecured Notes, the Company commenced an exchange offer to exchange all of these outstanding unsecured notes for an equal principal amount of new 10.500% senior unsecured notes due 2024 (the “New Unsecured Notes”), with substantially the same terms as the Initial Unsecured Notes. On February 6, 2017, the exchange offer expired and substantially all of the outstanding Initial Unsecured Notes were tendered in the exchange offer and accepted by the Company. The New Unsecured Notes are registered under the Securities Act of 1933, as amended, and have no transfer restrictions or rights to additional interest. The New Unsecured Notes and the Secured Notes are collectively referred to as the “Notes”. The Company pays cash interest on the Notes semi-annually on April 1 and October 1. As of June 30, 2017, the unamortized issuance cost of the Secured Notes and New Unsecured Notes was $40 million and $106 million, respectively

The Company is not required to make principal payments on the Notes prior to their respective maturity dates, except that the Company may be required to offer to purchase the Notes upon the occurrence of a change of control (as defined in the indentures governing the Notes) or with the proceeds of certain non-ordinary course asset sales.

The Notes are guaranteed by the WD Guarantors, and the Secured Notes and related guarantees are secured on an equal and ratable basis by liens on the same assets that secure indebtedness under the Credit Agreement.

Convertible Notes, Exchange Options and Call Options

As of July 1, 2016, the Company had outstanding $129 million aggregate principal amount of its 1.5% Convertible Senior Notes due 2017 (the “2017 Notes”) and $310 million aggregate principal amount of its 0.5% Convertible Senior Notes due 2020 (the “2020 Notes” and, together with the 2017 Notes, the “Convertible Notes”). The Company assumed the Convertible Notes in connection with its acquisition of SanDisk Corporation (“SanDisk”), pursuant to an Agreement and Plan of Merger (the “Merger”), on May 12, 2016 (the “SanDisk Closing Date”). The 2017 Notes matured on August 15, 2017 and the 2020 Notes mature on November 15, 2020.

During 2017, the Company paid to the holders of the Convertible Notes for conversion and repurchase, $492 million of cash and 0.3 million shares of the Company’s common stock with an aggregate value of $16 million.

As of June 30, 2017, $35 million principal amount of the 2020 Notes were outstanding, which had a conversion rate of 10.9006 units of reference property per $1,000 principal amount of the 2020 Notes, corresponding to 2.6020 shares of the Company’s common stock and $735.79 of cash, subject to adjustments under the indenture. The 2020 Notes are not currently exchangeable into reference property. In addition, as of June 30, 2017, the Company had an immaterial amount of 2017 Notes outstanding. The 2017 Notes were paid in full and the related call option was terminated on August 15, 2017.

The Convertible Notes were bifurcated into a debt host and exchange option for accounting purposes. The exchange options are accounted for as a derivative liability because they are predominantly settled in cash. Changes in the fair value of the exchange options are reported, and will be reported until the Company extinguishes the related debt, in Other income (expense), net in the consolidated statements of operations. The exchange options are measured and reported at fair value on a recurring basis, within Level 3 of the fair value hierarchy. The fair value of the unredeemed and unsettled exchange options is reported in Accrued expenses and Other liabilities in the Consolidated Balance Sheets. See Note 4, Fair Value Measurements and Investments, for additional disclosures related to the fair values of the exchange options. For 2017, the change in the fair value of the outstanding exchange options related to the Convertible Notes resulted in an immaterial loss.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the Merger, the Company assumed the outstanding call options entered into by SanDisk at the inception of the respective Convertible Notes, which were structured to reduce the potential economic dilution associated with the conversion of Convertible Notes. The call options are derivative instruments classified as an asset that result in the Company receiving cash and shares that partially offset the Company’s obligation upon conversion of the Convertible Notes. The fair value of the unredeemed and unsettled call options is reported in Other current assets and Other non-current assets in the Consolidated Balance Sheets. During 2017, under the call options, the Company received $61 million of cash and 0.1 million shares of the Company’s common stock which had an aggregate value of $11 million. During 2017, the Company recognized an immaterial non-cash loss related to the change in value in the outstanding call options. The value of the call options as of June 30, 2017 was immaterial.

The conversion and repurchase of the Convertible Notes and related settlement of the call options during 2017 resulted in an immaterial net loss.

Additional Bridge Facility

On May 12, 2016, WDT entered into a short-term senior secured bridge credit agreement providing for $3.00 billion in aggregate principal amount of senior secured bridge loans. On July 21, 2016, the Company repaid in full the $3.00 billion aggregate principal amount outstanding, together with accrued interest.

Future Debt Payments

As of June 30, 2017, annual future debt payments were as follows:

Future Debt Payments
(in millions)
Fiscal year
2018	$246
2019	350
2020	452
2021	3,272
2022	40
2023 and thereafter	8,996
Total debt maturities	13,356
Issuance costs and debt discounts	(205)
Net carrying value	$13,151

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Goodwill and Other Intangible Assets

The following table summarizes the activity related to the carrying amount of goodwill:

Carrying Amount
(in millions)
Balance at July 3, 2015	$2,766
Goodwill recorded in connection with acquisitions	7,183
Foreign currency translation adjustment	2
Balance at July 1, 2016	9,951
Purchase price adjustments to goodwill	66
Foreign currency translation adjustment	(3)
Balance at June 30, 2017	$10,014

The purchase price adjustments resulted from adjustments to the assessment of fair value for certain acquired intangible assets; inventory; property, plant and equipment; and a portion of the deferred tax liability related to the Merger.

The following tables present intangible assets as of June 30, 2017 and July 1, 2016:

	June 30, 2017
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in millions)
Finite:
Existing technology	3	$3,478	$(1,373)	$2,105
Trade names and trademarks	7	645	(134)	511
Customer relationships	6	627	(227)	400
Other	2	375	(288)	87
Leasehold interests	31	35	(11)	24
Total finite intangible assets		5,160	(2,033)	3,127
In-process research and development		696	—	696
Total intangible assets		$5,856	$(2,033)	$3,823

	July 1, 2016
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in millions)
Finite:
Existing technology	3	$2,008	$(632)	$1,376
Trade names and trademarks	7	645	(45)	600
Customer relationships	6	628	(157)	471
Other	2	219	(96)	123
Leasehold interests	31	39	(10)	29
Total finite intangible assets		3,539	(940)	2,599
In-process research and development		2,435	—	2,435
Total intangible assets		$5,974	$(940)	$5,034

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquired in-process research and development (“IPR&D”) is accounted for as an indefinite-lived intangible asset. Upon completion of development, IPR&D is considered to be an amortizable finite-lived intangible asset. During 2017, the Company reclassified $1.74 billion of acquired IPR&D to existing technology and commenced amortization over an estimated useful life of 4 years.

During 2017, the Company did not record any impairment charges related to intangible assets. During 2016 and 2015, the Company recorded $36 million and $39 million of impairment charges related to intangible assets, respectively, which are recorded in the employee termination, asset impairment and other charges within the Consolidated Statements of Operations. The impairment charges primarily relate to acquired IPR&D projects that were abandoned and resulted in full impairment.

Intangible assets are amortized over the estimated useful lives based on the pattern in which the economic benefits are expected to be received. Intangible asset amortization was as follows:

	2017	2016	2015
	(In millions)
Intangible asset amortization	$1,169	$266	$171

The following table presents estimated future amortization expense for intangible assets currently subject to amortization as of June 30, 2017:

Future Intangible Asset Amortization Expense
(in millions)
Fiscal year
2018	$1,085
2019	796
2020	590
2021	339
2022	157
2023 and thereafter	160
Total future amortization expense	$3,127

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Pension and Other Post-Retirement Benefit Plans

The Company has pension and other post-retirement benefit plans in various countries. The Company’s principal pension plans are in Japan. All pension and other post-retirement benefit plans outside of the Company’s Japanese defined benefit pension plan (the “Japanese Plan”) are immaterial to the Consolidated Financial Statements.

Obligations and Funded Status

The following table presents the unfunded status of the benefit obligations for the Japanese Plan:

	2017	2016	2015
	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of period	$326	$231	$255
Service cost	8	8	9
Interest cost	1	3	4
Actuarial loss (gain)	(22)	52	16
Benefits paid	(30)	(16)	(8)
Settlement/Curtailment	(6)	(1)	—
Non-U.S. currency movement	(28)	49	(45)
Benefit obligation at end of period	$249	$326	$231
Change in plan assets:
Fair value of plan assets at beginning of period	$212	$185	$191
Actual return on plan assets	15	(14)	22
Employer contributions	10	20	14
Benefits paid	(30)	(16)	(8)
Non-U.S. currency movement	(18)	37	(34)
Fair value of plan assets at end of period	$189	$212	$185
Unfunded status	$60	$114	$46

The following table presents the unfunded amounts related to the Japanese Plan as recognized on the Company’s Consolidated Balance Sheets:

	June 30, 2017	July 1, 2016
	(in millions)
Current liabilities	$1	$—
Non-current liabilities	59	114
Net amount recognized	$60	$114

The accumulated benefit obligation for the Japanese defined benefit pension plans was $249 million at June 30, 2017. As of June 30, 2017, actuarial gains for the Japanese defined benefit pension plans of $16 million are included in Accumulated other comprehensive income (loss) in the Consolidated Balance Sheet. There were no prior service credits for the defined benefit pension plans recognized in Accumulated other comprehensive income (loss) in the Consolidated Balance Sheet as of June 30, 2017.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions

Weighted-Average Assumptions

The weighted-average actuarial assumptions used to determine benefit obligations for the Japanese defined benefit pension plans were as follows:

	2017	2016	2015
Discount rate	0.8%	0.4%	1.3%
Rate of compensation increase	0.8%	0.8%	0.9%

The weighted-average actuarial assumptions used to determine benefit costs for the Japanese defined benefit pension plans were as follows:

	2017	2016	2015
Discount rate	0.4%	1.3%	1.6%
Expected long-term rate of return on plan assets	2.5%	2.5%	3.5%
Rate of compensation increase	0.8%	0.9%	1.0%

The Company develops a discount rate by calculating when the estimated benefit payments will be due. Management in Japan then matches the benefit payments to bond ratings that are “AA” or higher which match the timing of the expected benefit payments to determine the appropriate discount rate.

The Company develops the expected long-term rate of return on plan assets by analyzing rates of return in Japan as well as the investment portfolio applicable to the plan. The Company’s estimates of future rates of return on assets is based in large part on the projected rate of return from the respective investment managers using a long-term view of historical returns, as well as actuarial recommendations using the most current generational and mortality tables and rates.

The Company develops the rate of compensation increase assumptions using local compensation practices and historical rates of increases.

Plan Assets

Investment Policies and Strategies

The investment policy in Japan is to generate a stable return on investments over a long-term horizon in order to have adequate pension funds to meet the Company’s future obligations. In order to achieve this investment goal, a diversified portfolio with target asset allocation and expected rate of return is established by considering factors such as composition of participants, level of funded status, capacity to absorb risks and the current economic environment. The target asset allocation is 62% in debt securities, 35% in equity securities, and the remaining 3% in other assets. Risk management is accomplished through diversification, periodic review of plan asset performance and appropriate realignment of asset allocation. Assumptions regarding the expected long-term rate of return on plan assets are periodically reviewed and are based on the historical trend of returns, the risk and correlation of each asset and the latest economic environment.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measurements

The following tables present the Japanese defined benefit pension plans’ major asset categories and their associated fair values as of June 30, 2017 and July 1, 2016:

	June 30, 2017
	Level 1	Level 2	Level 3	Total
	(in millions)
Equity:
Equity commingled/mutual funds(1)(2)	$—	$67	$—	$67
Fixed income:
Fixed income commingled/mutual funds(1)(3)	—	116	—	116
Cash equivalents and short-term investments	2	4	—	6
Fair value of plan assets	$2	$187	$—	$189

	July 1, 2016
	Level 1	Level 2	Level 3	Total
	(in millions)
Equity:
Equity commingled/mutual funds(1)(2)	$—	$72	$—	$72
Fixed income:
Fixed income commingled/mutual funds(1)(3)	—	129	—	129
Cash equivalents and short-term investments	8	3	—	11
Fair value of plan assets	$8	$204	$—	$212

(1)	Commingled funds represent pooled institutional investments.

(2)	Equity mutual funds invest primarily in equity securities.

(3)	Fixed income mutual funds invest primarily in fixed income securities.

Assets held in defined benefit plans in the Philippines, Taiwan and Thailand were less than $1 million and are not presented in the above tables.

There were no significant movements of assets between any level categories in 2017, 2016 or 2015.

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

Cash equivalents includes money market accounts that are valued at their cost plus interest on a daily basis, which approximates fair value. Short-term investments represent securities with original maturities of one year or less. These assets are classified as either Level 1 or Level 2.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Flows

Contributions

The Company’s expected employer contributions for 2018 are $8 million for its Japanese defined benefit pension plans.

Estimated Future Benefits Payments

Annual benefit payments from the Japanese defined benefit pension plans are estimated to range from $6 million to $10 million annually over the next 5 years.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Commitments, Contingencies and Related Parties

Flash Ventures

The Company’s business ventures with Toshiba consist of three separate legal entities: Flash Partners Ltd. (“Flash Partners”), Flash Alliance Ltd. (“Flash Alliance”) and Flash Forward Ltd (“Flash Forward”), collectively referred to as “Flash Ventures”. The Company has a 49.9% ownership interest and Toshiba has a 50.1% ownership interest in each of these entities. Through Flash Ventures, the Company and Toshiba collaborate in the development and manufacture of NAND-flash memory wafers, which are manufactured by Toshiba at its wafer fabrication facilities located in Yokkaichi, Japan, using semiconductor manufacturing equipment individually owned or leased by each Flash Ventures entity. Each Flash Ventures entity purchases wafers from Toshiba at cost and then resell those wafers to the Company and Toshiba at cost plus a markup.

Flash Partners. Flash Partners was formed in 2004. NAND-flash products provided to the Company by this venture are manufactured by Toshiba primarily at its 300-millimeter wafer fabrication facility (“Fab 3”) located in Yokkaichi, Japan.

Flash Alliance. Flash Alliance was formed in 2006. NAND-flash products provided to the Company by this venture are manufactured by Toshiba primarily at its 300-millimeter wafer fabrication facility (“Fab 4”) located in Yokkaichi, Japan.

Flash Forward. Flash Forward was formed in 2010. NAND-flash products provided to the Company by this venture are manufactured by Toshiba primarily at its 300-millimeter wafer fabrication facility (“Fab 5”) located in Yokkaichi, Japan. Fab 5 was built in two phases of approximately equal size.

New Fab 2. The Company has a facility agreement with Toshiba related to the construction and operation of Toshiba’s “New Fab 2” 300-millimeter wafer fabrication facility located in Yokkaichi, Japan. New Fab 2 is primarily intended to provide additional cleanroom space to convert a portion of 2-dimensional (“2D”) NAND-flash wafer capacity to 3-dimensional (“3D”) NAND-flash wafer capacity. Production of NAND-flash wafers in New Fab 2 started in 2016.

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

The following table presents the notes receivable from, and equity investments in, Flash Ventures as of June 30, 2017 and July 1, 2016:

	June 30, 2017	July 1, 2016
	(in millions)
Notes receivable, Flash Partners	$264	$65
Notes receivable, Flash Alliance	119	235
Notes receivable, Flash Forward	379	263
Investment in Flash Partners	187	202
Investment in Flash Alliance	279	306
Investment in Flash Forward	112	100
Total notes receivable and investments in Flash Ventures	$1,340	$1,171

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2017 and 2016, the Company made net payments to Flash Ventures of $2.64 billion and $371 million, respectively, for purchased NAND-flash memory wafers and net loans and investments.

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

The Company assesses financing receivable credit quality through financial and operational reviews of the borrower and creditworthiness, including credit rating agency ratings, of significant investors of the borrower, where material or known. Impairments, when required for credit worthiness, are recorded in Other income (expense), net in the consolidated statements of operations. There were no such impairments in 2017, 2016 or 2015.

As of June 30, 2017 and July 1, 2016, the Company had accounts payable balances due to Flash Ventures of $206 million and $168 million, respectively.

The Company’s maximum reasonably estimable loss exposure (excluding lost profits) as a result of its involvement with Flash Ventures, based upon the Japanese yen to U.S. dollar exchange rate at June 30, 2017, is presented below. Investments in Flash Ventures are denominated in Japanese yen and the maximum possible loss exposure excludes any cumulative translation adjustment due to revaluation from the Japanese yen to the U.S. dollar.

June 30, 2017

Notes receivable	$762
Equity investments	578
Operating lease guarantees	968
Inventory	187
Maximum estimable loss exposure	$2,682

As of June 30, 2017 and July 1, 2016, the Company’s retained earnings included undistributed earnings of Flash Ventures of $5 million and $2 million, respectively.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Company’s portion of the remaining guarantee obligations under the Flash Ventures’ lease facilities in both Japanese yen and U.S. dollar-equivalent, based upon the Japanese yen to U.S. dollar exchange rate as of June 30, 2017.

	Lease Amounts
	(Japanese yen, in billions)	(U.S. dollar, in millions)
Total guarantee obligations	¥109	$968

The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the end of the term of the Flash Ventures lease agreements, in annual installments as of June 30, 2017 in U.S. dollars, based upon the Japanese yen to U.S. dollar exchange rate as of June 30, 2017:

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
	(in millions)
Year 1	$257	$17	$274
Year 2	219	24	243
Year 3	154	64	218
Year 4	71	104	175
Year 5	10	48	58
Total guarantee obligations	$711	$257	$968

The Company and Toshiba have agreed to mutually contribute to, and indemnify each other and Flash Ventures for, environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances. The Company has not made any indemnification payments, nor recorded any indemnification receivables, under any such agreements. As of June 30, 2017, no amounts have been accrued in the Consolidated Financial Statements with respect to these indemnification guarantees.

Lease Commitments

The Company leases certain facilities and equipment under long-term, non-cancelable operating leases. The Company’s operating leases consist of leased property and equipment that expire at various dates through 2027. Future minimum lease payments under operating leases that have initial non-cancelable lease terms in excess of one year at June 30, 2017 are as follows:

Lease Amounts
(in millions)
Fiscal year
2018	$46
2019	42
2020	31
2021	26
2022	13
2023 and thereafter	20
Total future minimum lease payments	$178

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net rent expense was as follows:

	2017	2016	2015
	(In millions)
Rent expense, net	$56	$59	$60

Purchase Agreements

The Company has supply contracts that generally require the Company to provide monthly purchase order commitments. The purchase orders placed under these arrangements are generally binding and cannot be canceled. In addition, the Company’s subcontractors periodically procure production materials based on the forecast the Company provides to them. The Company’s agreements with these subcontractors require that the Company reimburse them for materials that are purchased on the Company’s behalf in accordance with such forecast. Accordingly, the Company may be committed to certain costs over and above its open noncancelable purchase orders with these subcontractors. As of June 30, 2017, the Company had no material long-term purchase agreements.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Business Segment, Geographic Information and Concentration of Risk

The Company manufactures, markets, and sells data storage devices and solutions in the U.S. and in foreign countries through its sales personnel, dealers, distributors, retailers, and subsidiaries. The Company introduced a new operating model during the fourth quarter of fiscal 2016 that incorporates the HGST, WD and SanDisk businesses. Based upon the revised management structure under the new operating model, the Company determined that the Company’s Chief Operating Decision Maker, its Chief Executive Officer, evaluates performance of the Company and makes decisions regarding allocation of resources based on total Company results. As a result, the Company concluded it operates in one segment, data storage devices and solutions.

The following table summarizes the Company’s revenues by end market product category, between Client Devices (mobile, desktop, gaming and digital video hard drives, client solid-state drives (“SSD”), embedded products and wafers); Data Center Devices and Solutions (capacity and performance enterprise hard disk drives (“HDD”), enterprise SSDs, data center software and system solutions); and Client Solutions (removable products, hard drive content solutions and flash content solutions):

	2017	2016	2015
	(in millions)
Client Devices	$9,520	$6,205	$7,710
Data Center Devices & Solutions	5,505	4,919	5,012
Client Solutions	4,068	1,870	1,850
Total revenues	$19,093	$12,994	$14,572

The Company’s operations outside the United States include manufacturing facilities in China, Japan, Malaysia, the Philippines and Thailand, as well as sales offices throughout the Americas, Asia Pacific, Europe and the Middle East. The following tables summarize the Company’s operations by geographic area:

	2017	2016	2015
	(in millions)
Net revenue(1)
United States	$3,881	$3,651	$3,054
China	4,271	2,413	2,726
Hong Kong	3,257	1,527	1,989
Asia	3,181	2,462	2,562
Europe, Middle East and Africa	3,276	2,664	3,169
Other	1,227	277	1,072
Total	$19,093	$12,994	$14,572

(1)
Net revenue is attributed to geographic regions based on the ship-to location of the customer. License and royalty revenue is attributed to countries based upon the location of the headquarters of the licensee.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30, 2017	July 1, 2016
	(in millions)
Long-lived assets(1)
United States	$1,249	$1,406
China	443	463
Asia	1,293	1,628
Europe, Middle East and Africa	48	6
Total	$3,033	$3,503

(1)	Long-lived assets are attributed to the geographic location in which they are located.

Customer Concentration and Credit Risk

The Company sells its products to computer manufacturers, resellers and retailers throughout the world. For 2017 and 2016, no customer accounted for 10% or more of the Company’s net revenue. For 2015, one company, Hewlett-Packard Company, accounted for 11% of the Company’s net revenue. For 2017, 2016, and 2015, the Company’s top 10 customers accounted for 36%, 43%, and 44%, respectively, of the Company’s net revenue.

The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral. The Company maintains allowances for potential credit losses, and such losses have historically been within management’s expectations. At any given point in time, the total amount outstanding from any one of a number of its customers may be individually significant to the Company’s financial results. As of June 30, 2017, one customer, Dell Inc., accounted for 11% of the Company’s net accounts receivable. As of July 1, 2016, no single customer accounted for 10% or more of the Company’s net accounts receivable. As of June 30, 2017 and July 1, 2016, the Company had reserves for potential credit losses of $10 million as of each period, and net accounts receivable of $1.95 billion and $1.46 billion, respectively.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Western Digital Corporation 401(k) Plan

The Company maintains the Western Digital Corporation 401(k) Plan (the “Plan”). The Plan covers substantially all domestic employees, subject to certain eligibility requirements. Eligible employees receive employer matching contributions immediately upon hire unless the individual is covered by a collective bargaining agreement, provides services as a consultant, intern, independent contractor, leased or temporary employee, or otherwise is not treated as a common-law employee.

Eligible employees are generally able to contribute up to 30% of their eligible compensation on a pre-tax basis or 10% of their eligible compensation on an after-tax basis subject to Internal Revenue Service (“IRS”) limitations. The Company makes a basic matching contribution equal to 50% of the each eligible participant’s contribution that does not exceed 6% of the eligible participant’s annual compensation in the year of contribution. The Company’s employer matching contributions vest over a two-year graded period. Prior to the amendment of the Plan on May 5, 2016, the Company’s employer matching contributions vested over a five-year graded period. The Company may suspend matching contributions at any time at its discretion. Contributions, including the Company’s matching contribution to the Plan, are recorded as soon as administratively possible after the Company makes payroll deductions from Plan participants.
For 2017, 2016 and 2015, the Company made Plan contributions of $36 million, $20 million and $22 million, respectively.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Shareholders’ Equity

Stock Incentive Plans

2004 Performance Incentive Plan

The types of awards that may be granted under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan (“2004 Performance Incentive Plan”) include stock options, SARs, RSUs, PSUs, stock bonuses and other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock, as well as cash bonus awards. Persons eligible to receive awards under the 2004 Performance Incentive Plan include officers and employees of the Company or any of its subsidiaries, directors of the Company and certain consultants and advisors to the Company or any of its subsidiaries. The vesting of awards under the 2004 Performance Incentive Plan is determined at the date of grant. Each award expires on a date determined at the date of grant; however, the maximum term of options and SARs under the 2004 Performance Incentive Plan is ten-years after the grant date of the award. RSUs granted under the 2004 Performance Incentive Plan typically vest over periods ranging from one to four years from the date of grant. PSUs are granted to certain employees and vest only after the achievement of pre-determined performance metrics and completion of requisite service periods. Once the performance metrics are met, vesting of PSUs is generally subject to continued service by the employee. At the end of each reporting period, the Company evaluates the probability that PSUs will be earned. The Company records stock-based compensation expense based on the probability that the performance metrics will be achieved over the vesting period. To the extent available, the Company issues shares out of treasury stock upon the vesting of awards, the exercise of employee stock options and the purchase of shares pursuant to the ESPP.

Outstanding RSU and PSU awards have dividend equivalent rights which entitle holders of such outstanding awards to the same dividend value per share as holders of common stock. Dividend equivalent rights are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs and PSUs. Dividend equivalent rights are accumulated and paid in additional shares when the underlying shares vest.

As of June 30, 2017, the maximum number of shares of the Company’s common stock that was authorized for award grants under the 2004 Performance Incentive Plan was 65.8 million shares. Shares issued in respect of stock options and SARs granted under the 2004 Performance Incentive Plan count against the plan’s share limit on a one-for-one basis, whereas currently, shares issued in respect of any other type of award granted count against the plan’s share limit as 1.72 shares for every one share issued in connection with such award. The 2004 Performance Incentive Plan was extended in 2013 and will terminate on August 4, 2025 unless terminated earlier by the Company’s Board of Directors (the “Board”).

Acquired Plan

In connection with the Merger, the Company assumed 14.4 million shares that were available to be granted to SanDisk employees under the SanDisk 2013 Incentive Plan. The Company also assumed outstanding stock options and RSUs which were converted into equivalent stock options and RSUs with respect to shares of the Company’s common stock using the equity award exchange ratio as defined in the merger agreement with SanDisk. Options eligible for exercise may be exercised for shares of the Company’s common stock at any time prior to the expiration of the seven-year option term or any earlier termination of those options in connection with the optionee’s cessation of service with the Company. Outstanding RSU awards under the SanDisk 2013 Incentive Plan have dividend equivalent rights which entitle holders of RSUs to the same dividend value per share as holders of common stock. Dividend equivalent rights are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs. Dividend equivalent rights are accumulated and paid when the underlying shares vest.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

Under the Company’s ESPP, eligible employees may authorize payroll deductions of up to 10% of their eligible compensation, subject to IRS limitations, during prescribed offering periods to purchase shares of the Company’s common stock at 95% of the fair market value of common stock on either the first day of that offering period or on the applicable exercise date, whichever is less. A participant may participate in only one offering period at a time, and a new offering period generally begins each June 1st and December 1st. Each offering period is generally 24 months and consists of four exercise dates (each, generally six months following the start of the offering period or the preceding exercise date, as the case may be). If the fair market value of the Company’s common stock is less on a given exercise date than on the date of grant, employee participation in that offering period ends and participants are automatically re-enrolled in the next new offering period.

Stock-based Compensation Expense

The following tables present the Company’s stock-based compensation for equity-settled awards by type and financial statement line as well as the related tax benefit included in the Company’s consolidated statements of operations:

	2017	2016	2015
	(in millions)
Options	$41	$55	$58
Restricted and performance stock units	330	123	88
Employee stock purchase plan	23	13	16
Subtotal	394	191	162
Tax benefit	(105)	(48)	(43)
Total	$289	$143	$119

	2017	2016	2015
	(in millions)
Cost of revenue	$49	$21	$17
Research and development	173	76	61
Selling, general and administrative	161	85	84
Employee termination, asset impairment, and other charges	11	9	—
Subtotal	394	191	162
Tax benefit	(105)	(48)	(43)
Total	$289	$143	$119

Compensation cost related to unvested stock options, RSU’s, PSUs and ESPP will generally be amortized on a straight-line basis over the remaining average service period. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of June 30, 2017.

	Unamortized Compensation Costs	Weighted Average Service Period
	(in millions)	(years)
Options	$60	2.6
RSUs and PSUs (1)	461	2.3
ESPP	31	1.0

(1) Weighted average service period assumes the performance metrics are met for the PSUs.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Activities

Stock Options

The following table summarizes stock option activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Options outstanding at June 27, 2014	10.1	$37.03
Granted	1.2	94.10
Assumed	0.1	3.49
Exercised	(4.1)	31.90		$283
Canceled or expired	(0.5)	56.41
Options outstanding at July 3, 2015	6.8	50.00
Granted	1.7	82.68
Assumed	2.9	38.37
Exercised	(1.7)	27.43		57
Canceled or expired	(0.7)	66.03
Options outstanding at July 1, 2016	9.0	55.74
Granted	2.8	44.83
Exercised	(3.5)	37.72		120
Canceled or expired	(0.9)	71.31
Options outstanding at June 30, 2017	7.4	$58.14	4.5	$240
Exercisable at June 30, 2017	3.3	$62.38	3.1	$99
Vested and expected to vest after June 30, 2017	7.2	$58.42	4.4	$231

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RSU and PSU

The following table summarizes RSU and PSU activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value at Vest Date
	(in millions)		(in millions)
RSUs and PSUs outstanding at June 27, 2014	3.7	$49.77
Granted	1.3	100.13
Vested	(1.7)	42.24	$170
Forfeited	(0.3)	67.31
RSUs and PSUs outstanding at July 3, 2015	3.0	73.80
Granted	2.7	61.32
Assumed	12.5	32.14
Vested	(2.0)	56.11	144
Forfeited	(0.5)	62.09
RSUs and PSUs outstanding at July 1, 2016	15.7	41.92
Granted	6.0	44.13
Vested	(5.9)	46.98	399
Forfeited	(2.1)	43.89
RSUs and PSUs outstanding at June 30, 2017	13.7	$45.01
Expected to vest after June 30, 2017	12.7	$45.13

RSUs and PSUs are generally settled in an equal number of shares of the Company’s common stock at the time of vesting of the units.

Vested Options, RSUs and PSUs

The total grant date fair value of options, RSUs and PSUs vested during the period was as follows:

	2017	2016	2015
	(in millions)
Options	$41	$61	$62
RSUs and PSUs	261	113	65
Total grant date fair value of options, RSUs and PSUs vested during the period	$302	$174	$127

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SARs

As of June 30, 2017, all outstanding SARs issued to employees were fully vested and will be settled in cash upon exercise. The fair value of SARs is solely subject to market price fluctuations. The following table presents the adjustments to the fair market value of SARs:

	2017	2016	2015
	(in millions)
SAR expense (benefit)	$7	$(18)	$(3)
Tax expense (benefit)	(1)	2	—
Total SAR expense (benefit)	$6	$(16)	$(3)

The Company had a total liability of $2 million and $20 million related to SARs included in Accrued expenses in the Consolidated Balance Sheets as of June 30, 2017 and July 1, 2016, respectively. There were no SARs granted in 2017, 2016, and 2015 and as of June 30, 2017, an immaterial number of SARs were outstanding with a weighted average exercise price of $24.45.

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

	2017	2016	2015
Suboptimal exercise factor	2.69	2.71	2.52
Range of risk-free interest rates	0.59% to 1.42%	0.25% to 2.09%	0.11% to 2.16%
Range of expected stock price volatility	0.35 to 0.49	0.28 to 0.49	0.23 to 0.47
Weighted-average expected volatility	0.40	0.35	0.36
Post-vesting termination rate	1.71%	0.47%	1.25%
Dividend yield	3.42%	2.61%	1.69%
Fair value	$13.72	$22.54	$32.19
Weighted-average expected term (in years)	3.6	4.7	5.8

RSU and PSU Grants

The fair value of the Company’s RSU and PSU awards granted, excluding unvested RSU awards assumed through acquisitions, was based upon the closing price of the Company’s stock price on the date of grant.

ESPP — Black-Scholes-Merton Model

The fair value of ESPP purchase rights issued is estimated at the date of grant of the purchase rights using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model requires the input of highly subjective assumptions such as the expected stock price volatility and the expected period until options are exercised. Purchase rights under the ESPP are generally granted on either June 1st or December 1st of each year.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of all outstanding ESPP purchase rights have been estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	2017	2016	2015
Weighted-average expected term (in years)	1.26	1.27	1.26
Risk-free interest rate	0.81%	0.82%	0.45%
Stock price volatility	0.42	0.38	0.26
Dividend yield	4.02%	3.92%	2.34%
Fair value	$10.06	$9.91	$14.50

Stock Repurchase Program

The Company’s Board has authorized $5.00 billion for the repurchase of the Company’s common stock. The stock repurchase program is effective until February 3, 2020. The Company did not repurchase any shares of common stock during 2017. The remaining amount available to be purchased under the Company’s stock repurchase program as of June 30, 2017 was $2.10 billion.

Stock Reserved for Issuance

The following table summarizes all common stock reserved for issuance at June 30, 2017:

Number of Shares
(in millions)
Outstanding awards and shares available for award grants	44
ESPP	7
Total	51

Dividends to Shareholders

On September 13, 2012, the Company announced that the Board had authorized the adoption of a quarterly cash dividend policy. Under the cash dividend policy, holders of the Company’s common stock receive dividends when and as declared by the Board. During 2017, the Company declared aggregate cash dividends of $2.00 per share on the Company’s outstanding common stock totaling $579 million, of which $432 million was paid in 2017 and $147 million was paid on July 17, 2017. The Company also paid $142 million in 2017 related to dividends accrued in 2016.

On August 2, 2017, the Board declared a cash dividend of $0.50 per share to shareholders of record as of September 29, 2017, which will be paid on October 16, 2017.

The Company may modify, suspend or cancel its cash dividend policy in any manner and at any time.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Income Tax Expense (Benefit)

Income Before Taxes

The domestic and foreign components of income before taxes were as follows:

	2017	2016	2015
	(in millions)
Foreign	$560	$516	$1,501
Domestic	209	(363)	76
Income before taxes	$769	$153	$1,577

Income Tax Provision

The components of the provision for income taxes were as follows:

	2017	2016	2015
	(in millions)
Current:
Foreign	$127	$59	$54
Domestic - Federal	229	2	43
Domestic - State	4	(1)	(13)
	360	60	84
Deferred:
Foreign	56	(39)	12
Domestic - Federal	(44)	(109)	11
Domestic - State	—	(1)	5
	12	(149)	28
Income tax provision	$372	$(89)	$112

The Company’s income tax expense for 2017 reflects tax expense from the integration of SanDisk and a valuation allowance on both acquired tax attributes and net operating loss carryforwards from restructuring activities. The Company’s income tax benefit for 2016 reflects tax benefits from expenses related to the Merger and from interest expense related to debt facilities.

Remaining net undistributed earnings from foreign subsidiaries at June 30, 2017, on which no U.S. tax has been provided, amounted to $16 billion. The net undistributed earnings are intended to finance local operating requirements and capital investments. Accordingly, an additional U.S. tax provision has not been made on these earnings. The tax liability for these earnings would be approximately $5 billion, if the Company repatriated the undistributed earnings from the foreign subsidiaries.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Taxes

Temporary differences and carryforwards, which give rise to a significant portion of deferred tax assets and liabilities were as follows:

	June 30, 2017	July 1, 2016
	(in millions)
Deferred tax assets:
Sales related reserves and accrued expenses not currently deductible	$84	$82
Accrued compensation and benefits not currently deductible	252	207
Net operating loss carryforward	292	259
Business credit carryforward	283	264
Long-lived assets	236	256
Other	141	177
Total deferred tax assets	1,288	1,245
Deferred tax liabilities:
Long-lived assets	(874)	(1,030)
Unremitted earnings of certain non-U.S. entities	(38)	—
Other	(11)	(9)
Total deferred tax liabilities	(923)	(1,039)
Valuation allowances	(518)	(294)
Deferred tax liabilities, net	$(153)	$(88)

The increase in deferred tax liabilities, net in 2017, compared to 2016, was primarily due to the increase in deferred tax expense of $12 million, tax effects of OCI items of $10 million, purchase price adjustments to goodwill of $27 million and shortfalls related to stock-based compensation deductions included in additional paid-in capital of $15 million.

The net deferred tax asset valuation allowance increased by $224 million and $128 million in 2017 and 2016, respectively. The valuation allowance increase in 2017 is primarily attributable to $111 million for acquired tax attributes, $46 million for net operating loss carryforwards from restructuring activities, $31 million for capital losses, and $27 million for the current year generation of state tax credits which the Company does not anticipate being able to utilize. The assessment of valuation allowances against deferred tax assets requires estimations and significant judgment. The Company continues to assess and adjust its valuation allowance based on operating results and market conditions. After weighing both the positive and negative evidence available, including but not limited to, earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets, the Company determined that it is able to realize most of its deferred tax assets with the exception of certain loss and credit carryforwards.

In addition to the deferred tax assets presented above, the Company had benefits related to net operating loss (“NOL”) benefits from stock-based compensation deductions of $20 million and $119 million as of June 30, 2017 and July 1, 2016, respectively. During 2017, the Company recorded $119 million of tax benefits related to stock-based compensation deductions to Shareholders’ equity of which $98 million related to NOL benefits for stock-based compensation deductions and $21 million was related to current year stock-based compensation deductions.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective Tax Rate

Reconciliation of the U.S. Federal statutory rate to the Company’s effective tax rate is as follows:

	2017	2016	2015
U.S. Federal statutory rate	35%	35%	35%
Tax rate differential on international income	(27)	(103)	(29)
Tax effect of U.S. non-deductible convertible debt costs	—	13	—
Tax effect of U.S. non-deductible acquisition costs	—	10	—
Tax effect of U.S. foreign income inclusion	4	9	—
Tax effect of U.S. non-deductible stock-based compensation	1	9	—
Tax effect of U.S. permanent differences	(1)	1	1
State income tax, net of federal tax	1	(1)	—
Change in valuation allowance	29	16	2
Unremitted earnings of certain non-U.S. entities	5	—	—
Tax related to SanDisk integration	12	—	—
Retroactive extension of Federal R&D credit	—	(9)	—
Income tax credits	(12)	(43)	(4)
Other	1	5	2
Effective tax rate	48%	(58)%	7%

Tax Holidays and Carryforwards

A substantial portion of the Company’s manufacturing operations in Malaysia, the Philippines, Singapore and Thailand operate under various tax holidays and tax incentive programs which will expire in whole or in part at various dates from 2018 through 2030. Certain of the holidays may be extended if specific conditions are met. The net impact of these tax holidays and tax incentives was an increase to the Company’s net earnings by $467 million, or $1.58 per diluted share, $500 million, or $2.07 per diluted share, and $641 million, or $2.70 per diluted share, in 2017, 2016, and 2015, respectively.

As of June 30, 2017, the Company had federal and state NOL carryforwards of $765 million and $552 million, respectively. The NOL carryforwards available to offset future federal taxable income expire at various dates from 2020 to 2037 and future state taxable income expire at various dates from 2018 to 2037. As of June 30, 2017, the Company had various federal and state tax credit carryforwards totaling $599 million. The available federal tax credit carryforwards of $78 million to offset future federal taxable income expire at various dates from 2018 to 2037. The remaining credit carryforward amount of $521 million relates primarily to state tax credit carryforwards which are available indefinitely.

The federal and state NOLs and credits relating to various acquisitions are subject to limitations under Sections 382 and 383 of the Internal Revenue Code. The Company expects the total amount of federal NOLs ultimately realized will be reduced by $498 million and state NOLs ultimately realized will be reduced by $422 million. The Company expects the total amount of federal credits ultimately realized will be reduced by $41 million and state tax credit carryforwards ultimately realized will be reduced by $375 million.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company had varying amounts of foreign NOL carryforward that do not expire or, if not used, expire in various years, depending on the country. The major jurisdictions that the Company receives foreign NOL carryforward and the related expiration dates of these NOL carryforward tax credits are as follows:

Jurisdiction	NOL Carryforward Amount	Expiration
	(in millions)
Japan	$142	2024 to 2026
Belgium	61	No expiration
China	53	2023
Singapore	40	No expiration

The Company expects the total amount of NOL carryforwards in Japan ultimately realized will be reduced by $76 million. The Company expects the NOL carryforwards in Belgium, China and Singapore will not be ultimately realized.

Uncertain Tax Positions

With the exception of certain unrecognized tax benefits that are directly associated with the tax position taken, unrecognized tax benefits are presented gross in the Consolidated Balance Sheets. Interest and penalties related to unrecognized tax benefits are recognized in liabilities recorded for uncertain tax positions and are recorded in the provision for income taxes. Accrued interest and penalties included in the Company’s liability related to unrecognized tax benefits as of June 30, 2017, July 1, 2016 and July 3, 2015 was $89 million, $75 million and $55 million, respectively.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits excluding accrued interest and penalties:

	2017	2016	2015
	(in millions)
Unrecognized tax benefit, beginning balance	$491	$350	$300
Gross increases related to current year tax positions	35	46	44
Gross increases related to prior year tax positions	3	6	6
Gross decreases related to prior year tax positions	(8)	(15)	—
Settlements	(8)	(8)	—
Lapse of statute of limitations	(19)	(8)	(3)
Acquisitions	28	120	3
Unrecognized tax benefit, ending balance	$522	$491	$350

The Company’s unrecognized tax benefits are primarily included within long-term liabilities in the Consolidated Balance Sheets. The entire balance of unrecognized tax benefits as of June 30, 2017, July 1, 2016 and July 3, 2015, if recognized, would affect the effective tax rate.

The Company files U.S. Federal, U.S. state and foreign tax returns. For both federal and state tax returns, with few exceptions, the Company is subject to examination for fiscal years 2008 through 2016. The Company is no longer subject to examination by the IRS for periods prior to 2008, although carry forwards generated prior to those periods may still be adjusted upon examination by the IRS or state taxing authority if they either have been or will be used in a subsequent period. In the major foreign jurisdictions, the Company could be subject to examination in China for calendar years 2007 through 2016, in Ireland for calendar years 2013 through 2016, and Japan in fiscal years 2011 through 2016.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company believes that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. If any issues addressed in the Company’s tax examinations are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of June 30, 2017, it is not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of the Company’s liability for unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of the Company’s tax returns.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Net Income Per Common Share

The following table presents the computation of basic and diluted income per common share:

	2017	2016	2015
	(in millions, except per share data)
Net income	$397	$242	$1,465
Weighted average shares outstanding:
Basic	288	239	232
Employee stock options, RSUs, PSUs and ESPP	8	3	5
Diluted	296	242	237
Income per common share
Basic	$1.38	$1.01	$6.31
Diluted	$1.34	$1.00	$6.18
Anti-dilutive potential common shares excluded(1)	3	5	1

(1)	For purposes of computing diluted income per common share, certain potentially dilutive securities have been excluded from the calculation because their effect would have been anti-dilutive.

The Company computes basic income per common share using net income and the weighted average number of common shares outstanding during the period. Diluted income per common share is computed using net income and the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include dilutive outstanding employee stock options, rights to purchase shares of common stock under the Company’s ESPP and awards of RSUs.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Acquisitions

The Consolidated Financial Statements include the results of operations of acquired companies commencing after their respective acquisition dates.

Acquisition of SanDisk

On May 12, 2016, WDT, a wholly-owned subsidiary of the Company, completed the acquisition of SanDisk (the “Merger”), a global leader in NAND-flash storage solutions. The acquisition was primarily intended to deepen the Company’s expertise in non-volatile memory and enable the Company to vertically integrate into NAND, securing long-term access to solid state technology at a lower cost.

At the SanDisk Closing Date, each issued and outstanding share of SanDisk common stock, other than shares of SanDisk common stock held in the treasury of SanDisk, shares of SanDisk common stock owned by shareholders who had validly exercised their appraisal rights under Delaware law and shares of SanDisk common stock owned by Western Digital or any subsidiary of Western Digital, was converted into the right to receive $67.50 per share in cash; and 0.2387 shares of Western Digital common stock per share of SanDisk common stock, with cash paid in lieu of fractional shares.

The aggregate purchase price of the SanDisk acquisition was $15.59 billion, consisting of $13.77 billion in cash funded with existing cash and cash from new debt, 49 million newly issued shares of the Company’s common stock with a fair value of $1.76 billion and $58 million related to the fair value of stock options and RSUs assumed. The fair value of the newly issued shares of the Company’s common stock was determined based on the closing market price of the Company’s shares of common stock on the date of the acquisition. The fair values of stock options assumed were estimated using a binomial option-pricing model.

May 12, 2016
(in millions)
Cash consideration	$13,766
Equity consideration	1,764
Fair value of assumed equity attributed to pre-combination service	58
Total purchase price	$15,588

Assets Acquired and Liabilities Assumed at Fair Value

The assets acquired and liabilities assumed were recognized at fair value as of the date of the acquisition.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2017, the Company finalized the analysis of the purchase price resulting in adjustments of $66 million to the assessed fair value of certain acquired intangible assets; inventory; property, plant and equipment; and a portion of the deferred tax liability related to the Merger. The following table summarizes the final fair values assigned to the assets acquired and liabilities assumed:

(in millions)
Cash and cash equivalents	$3,931
Marketable securities	737
Accounts receivables, net	394
Inventories	1,076
Other current assets	770
Property, plant and equipment	897
Notes receivable and investments in Flash Ventures	1,012
Intangible assets	4,915
Other non-current assets	213
Total assets	13,945
Accounts payable, accrued liabilities and other current liabilities	1,058
Deferred tax liabilities	595
Other long-term liabilities	210
Convertible notes and related derivatives	3,743
Total liabilities	5,606
Net assets acquired	8,339
Goodwill	7,249
Total purchase price	$15,588

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

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant, and Equipment

The property, plant and equipment acquired were valued using either the replacement cost or market value approach, as appropriate, as of the date of acquisition. The following table summarizes the final fair value of the property, plant and equipment acquired and their estimated useful lives:

	Estimated Fair Value	Estimated Weighted-Average Useful Life
	(in millions)	(in years)
Land	$73	N/A
Buildings	308	15
Machinery and equipment	478	2
Furniture and fixtures	16	4
Leasehold improvements	22	5
Total property, plant and equipment	$897

Identifiable Intangible Assets Acquired

The following table summarizes the final fair values and estimated useful lives of the intangibles acquired:

	Estimated Fair Value	Estimated Weighted-Average Useful Life
	(in millions)	(in years)
Developed technology	$1,360	2.5
Trade names and trademarks	610	7.0
Customer relationships	475	7.0
Supply agreements	130	2.5
Backlog	50	0.1
In-process research and development	2,290	N/A
Total acquired identifiable intangible assets	$4,915

The fair values of the identifiable intangible assets acquired were estimated using an income approach. The fair value of the finite-lived intangible assets will be amortized over the estimated useful lives based on the pattern in which the economic benefits are expected to be received to cost of revenue and operating expenses. SanDisk had IPR&D projects associated with new generations of 3D NAND-flash technology, a next generation of controllers for retail products, and a new platform for enterprise solutions products that have not yet reached technological feasibility as of the date of the Merger. These projects are expected to enable increased layers in and achieve lower costs for memory products compared to existing 2D NAND-flash technology, improve controller performance and cost, and expand the range of enterprise solutions offerings. Accordingly, the Company recorded indefinite-lived intangible assets of $2.29 billion for the fair value of these projects, which will not begin amortization until they have reached technological feasibility. Until such time, the projects will be tested for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that the projects may be impaired. Once a project reaches technological feasibility, the Company will begin to amortize the intangible asset over its estimated useful life.

During 2017, acquired IPR&D projects of $1.74 billion reached technological feasibility and was reclassified to developed technology and commenced amortization over an estimated useful life of 4 years.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

Goodwill represents the excess of the preliminary estimated purchase price over the sum of the estimated fair values assigned to assets acquired less liabilities assumed. Goodwill of $7.25 billion is primarily attributable to the benefits the Company expects to derive from deepening its expertise in non-volatile memory and enabling it to vertically integrate into NAND, securing long-term access to solid state technology at a lower cost. None of the goodwill is expected to be deductible for tax purposes.

Convertible Notes and Related Derivatives

On the SanDisk Closing Date, SanDisk had outstanding $997 million aggregate principal amount of the 2017 Notes and $1.50 billion aggregate principal amount of the 2020 Notes. Concurrently with the issuance of the Convertible Notes, SanDisk also purchased call options and sold warrants. The assumed liability for the Convertible Notes and related derivatives reflects the estimated fair values of the Convertible Notes and the related call options and warrants. See Note 6, Debt, for additional disclosures.

Stock-based Awards

In connection with the Merger, each outstanding SanDisk option and RSU that was unvested as of the SanDisk Closing Date and each outstanding underwater vested option was converted into equivalent options and RSUs, in each case with respect to shares of the Company’s common stock, using the equity award exchange ratio in accordance with the merger agreement. The value of these converted awards related to pre-combination expense was $58 million and is included in the aggregate purchase price. The remaining value of the converted awards represents post-combination expense and will be recognized by the Company over the remaining service periods. As of June 30, 2017 and July 1, 2016, the future expense for the remaining outstanding assumed SanDisk options and RSUs was $172 million and $347 million, respectively, which will be recognized over a weighted average service period of approximately 1.9 years and 2.7 years, respectively.

Acquisition-related Expenses

During 2016, the Company incurred $98 million of transaction expenses related to the Merger, which are included within SG&A in the Consolidated Statements of Operations. During 2016, the Company incurred merger-related charges of $30 million associated with the acceleration of certain equity awards in connection with the Merger, of which $24 million was recorded in SG&A and $6 million was recorded in R&D. The Company also incurred $35 million and $31 million of other acquisition related expenses, in 2017 and 2016, respectively, primarily consisting of retention and separation costs in connection with the Merger, which are included in SG&A.

Pro Forma Financial Information (Unaudited)

The unaudited financial information in the table below summarizes the combined results of operations of the Company and SanDisk, on a pro forma basis, as though the combination had occurred as of the beginning of 2015. The pro forma financial information presented includes the effects of adjustments related to the fair value of acquired inventory, amortization charges from acquired intangible assets, depreciation charges from acquired fixed assets, interest expenses from financing the acquisition, stock-based compensation expenses from the conversion of unvested equity awards and the elimination of certain expenses directly related to the transaction. The pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition and any borrowings undertaken to finance the acquisition had taken place at the beginning of the earliest period presented, nor does it intend to be a projection of future results:

	2016	2015
	(in millions, except per share amounts)
Revenue	$17,846	$20,613
Net income	65	762
Basic income per common share	$0.23	$2.71
Diluted income per common share	$0.23	$2.65

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16.	Employee Termination, Asset Impairment and Other Charges

The Company recorded the following charges related to employee terminations benefits, asset impairment, and other charges:

	2017	2016	2015
	(in millions)
Employee termination and other charges:
Restructuring Plan 2016	$128	$77	$—
Closure of Foreign Manufacturing Facility	10	128	—
Business Realignment	72	94	94
Total employee termination and other charges	210	299	94
Stock-based compensation accelerations and adjustments
Business Realignment	11	9	—
Total stock-based compensation accelerations and adjustments	11	9	—
Asset impairment:
Restructuring Plan 2016	—	5	—
Closure of Foreign Manufacturing Facility	11	24	—
Business Realignment	—	8	82
Total asset impairment	11	37	82
Total employee termination and other charges, stock-based compensation adjustments and asset impairments	$232	$345	$176

Restructuring Plan 2016

In 2016, the Company initiated a set of actions relating to the restructuring plan associated with the integration of substantial portions of its HGST and WD subsidiaries (“Restructuring Plan 2016”). Restructuring Plan 2016 consists of asset and footprint reduction, product road map consolidation and organization rationalization. In addition to the amounts recognized under Restructuring Plan 2016 for employee termination, asset impairments and other charges, as presented above, the Company recognized $65 million and $22 million during 2017 and 2016, respectively, of accelerated depreciation on facility assets and other charges in cost of revenue and operating expense. The Company expects Restructuring Plan 2016 to be substantially completed by the end of calendar year 2017.

The following table presents an analysis of the components of the activity against the reserve:

	Employee Termination Benefits	Contract Termination and Other	Total
	(in millions)
Charges	$58	$19	$77
Cash payments	(32)	(19)	(51)
Accrual balance at July 1, 2016	26	—	26
Charges	84	44	128
Cash payments	(99)	(41)	(140)
Non-cash items and other	—	(1)	(1)
Accrual balance at June 30, 2017	$11	$2	$13

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Closure of Foreign Manufacturing Facility

In January 2016, the Company announced the closing of its head component front end wafer manufacturing facility in Odawara, Japan, in order to reduce manufacturing costs. As of June 30, 2017, the Company had completed all activities related to the closure of the facility. The following table presents an analysis of the components of the activity against the reserve:

	Employee Termination Benefits	Contract Termination and Other	Total
	(in millions)
Charges	$119	$9	$128
Cash payments	(104)	(10)	(114)
Non-cash items and other	(1)	1	—
Accrual balance at July 1, 2016	14	—	14
Charges	1	9	10
Cash payments	(15)	(12)	(27)
Non-cash items and other	—	3	3
Accrual balance at June 30, 2017	$—	$—	$—

Business Realignment

The Company periodically incurs charges as part of the integration process of recent acquisitions and to realign its operations with anticipated market demand. The following table presents an analysis of the components of the activity against the reserve:

	Employee Termination Benefits	Contract Termination and Other	Total
	(in millions)
Accrual balance at July 3, 2015	$10	$—	$10
Charges	65	29	94
Cash payments	(58)	(23)	(81)
Non-cash items and other	(6)	(3)	(9)
Accrual balance at July 1, 2016	11	3	14
Charges	68	4	72
Cash payments	(74)	(2)	(76)
Non-cash items and other	13	—	13
Accrual balance at June 30, 2017	$18	$5	$23

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17.	Legal Proceedings

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

Solely for purposes of this note, “WD” refers to Western Digital Corporation or one or more of its subsidiaries excluding HGST prior to the closing of the Company’s acquisition of HGST on March 8, 2012 (the “HGST Closing Date”) and SanDisk prior to the SanDisk Closing Date; “HGST” refers to Hitachi Global Storage Technologies Holdings Pte. Ltd. or one or more of its subsidiaries as of the HGST Closing Date; “SanDisk” refers to SanDisk Corporation or one or more of its subsidiaries as of the SanDisk Closing Date; and “the Company” refers to Western Digital Corporation and all of its subsidiaries on a consolidated basis including HGST and SanDisk.

Intellectual Property Litigation

In June 2008, Convolve, Inc. (“Convolve”) filed a complaint with the U.S. District Court for the Eastern District of Texas against WD, HGST, and two other companies alleging infringement of U.S. Patent Nos. 6,314,473 and 4,916,635. The complaint sought unspecified monetary damages and injunctive relief. In October 2008, Convolve amended its complaint to allege infringement of only the ’473 patent. The ’473 patent allegedly relates to interface technology to select between certain modes of a disk drive’s operations relating to speed and noise. In July 2011, a verdict was rendered against WD and HGST in an amount that is not material to the Company’s financial position, results of operations or cash flows, for which the Company previously recorded an accrual. In March 2015, WD and HGST filed notices of appeal with the U.S. District Court for the Federal Circuit (“Federal Circuit”). In April 2015, Convolve filed a motion for reconsideration of the final judgment. In June 2017, the District Court vacated the judgment against WD and HGST with respect to infringement, willfulness, and damages and denied Convolve’s motion for reconsideration. WD and HGST intend to continue to defend themselves vigorously in this matter.

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

In December 2016, Memory Technologies, LLC (“MTL”), a subsidiary of Pendrell Corporation, filed two complaints - one with the International Trade Commission (“ITC”) and the other with the U.S. District Court for the Central District of California - against WD and certain of its subsidiaries alleging infringement of various patents. In the ITC complaint, MTL asserted that certain of the Company’s Secure Digital (“SD”) and microSD products infringe U.S. Patent Nos. RE45,542; RE45,486; 7,565,469; 9,063,850; and 8,307,180. The ITC complaint sought an exclusion order barring the accused products, and components thereof, from entry into the U.S. In the other complaint, MTL asserted that certain of the Company’s SD, microSD and/or eMMC products infringe the same patents asserted in the ITC complaint, as well as U.S. Patent Nos. 7,275,186; 7,827,370; and 7,739,487. The complaint sought unspecified monetary damages. In June 2017, the parties entered into a settlement and patent license agreement. The agreement fully resolves all pending litigation between the parties and grants the Company a license to Pendrell patents relating to memory and storage technologies. The settlement terms are not material to the Company’s financial position, results of operations or cash flows.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Antitrust

In June 2010, Ritz Camera & Image, LLC (“Ritz”) filed a complaint with the U.S. District Court for the Northern District of California, alleging that SanDisk violated federal antitrust laws by conspiring to monopolize and monopolizing the market for flash memory products. The lawsuit purports to be on behalf of direct purchasers of flash memory products sold by SanDisk and SanDisk-controlled joint ventures from June 2006 through the present. The complaint alleged that SanDisk created and maintained a monopoly by fraudulently obtaining patents and using them to restrain competition and by allegedly converting other patents for its competitive use. The complaint sought damages, injunctive relief, and fees and costs. In February 2011, Dr. Harari was dismissed as a defendant. Between 2013 and 2014, Albert Giuliano, the Chapter 7 Trustee of the Ritz bankruptcy estate, was substituted in as named plaintiff and CPM Electronics Inc., E.S.E. Electronics, Inc. and Mflash, Inc. were added as named plaintiffs. In May 2015, the District Court granted in part plaintiffs’ motion for class certification. In April 2016, the District Court granted SanDisk’s motion for summary judgment and entered judgment in SanDisk’s favor as to all of the plaintiffs’ claims. In May 2016, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. In July 2017, the Federal Circuit affirmed the District Court’s grant of SanDisk’s motion for summary judgment.

In July 2010, Samsung Electronics Co., Ltd. (“Samsung”) filed an action against Panasonic and SD-3C LLC (“SD-3C”) with the U.S. District Court for the Northern District of California, alleging that the defendants violated federal antitrust laws and California antitrust and unfair competition laws relating to the licensing practices and operations of SD-3C. The complaint seeks damages, restitution, injunctive and declaratory relief, and fees and costs. SanDisk is not a defendant in this case, but it established SD-3C along with Panasonic and Toshiba, and the complaint includes various factual allegations concerning SanDisk. As a member of SD-3C, SanDisk could be responsible for a portion of any monetary award. Other requested relief, if granted, could result in a loss of revenue to SanDisk. In November 2015, the defendants filed a motion to dismiss. In September 2016, the District Court stayed the litigation pending the outcome of an ongoing arbitration between Samsung and Toshiba. The District Court denied the motion to dismiss without prejudice to refiling after the stay is lifted. The arbitration between Samsung and Toshiba was concluded in May 2017, and the District Court lifted its stay of the litigation in July 2017.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Securities

Beginning in March 2015, SanDisk and two of its officers, Sanjay Mehrotra and Judy Bruner, were named in three putative class action lawsuits filed with the U.S. District Court for the Northern District of California. Two complaints are allegedly brought on behalf of a class of purchasers of SanDisk’s securities between October 2014 and March 2015, and one is brought on behalf of a purported class of purchasers of SanDisk’s securities between April 2014 and April 2015. The complaints generally allege violations of federal securities laws arising out of alleged misstatements or omissions by the defendants during the alleged class periods. The complaints seek, among other things, damages and fees and costs. In July 2015, the District Court consolidated the cases and appointed Union Asset Management Holding AG and KBC Asset Management NV as lead plaintiffs. The lead plaintiffs filed an amended complaint in August 2015. In January 2016, the District Court granted the defendants’ motion to dismiss and dismissed the amended complaint with leave to amend. In February 2016, the District Court issued an order appointing as new lead plaintiffs Bristol Pension Fund; City of Milford, Connecticut Pension & Retirement Board; Pavers and Road Builders Pension, Annuity and Welfare Funds; the Newport News Employees’ Retirement Fund; and Massachusetts Laborers’ Pension Fund (collectively, the “Institutional Investor Group”). In March 2016, the Institutional Investor Group filed an amended complaint. In June 2016, the District Court granted the defendants’ motion to dismiss and dismissed the amended complaint with leave to amend. In July 2016, the Institutional Investor Group filed a further amended complaint. In June 2017, the District Court denied the defendants’ motion to dismiss. The Company intends to defend itself vigorously in this matter.

Toshiba Matters

Toshiba litigation against the Company

In July 2017, the Company received a petition for provisional disposition that was filed by Toshiba Corporation and Toshiba Memory Corporation in the Tokyo District Court. The petition alleges that the Company has engaged in acts of defamation and wrongful acquisition and use of trade secrets in violation of the Unfair Competition Prevention Act. The petition requests injunctive relief.

In June 2017, Toshiba issued a press release announcing that it also brought suit for a permanent injunction, damages and payment of 120 billion Japanese yen. The Company has not received Toshiba’s announced filing or any formal notice of such lawsuit. The Company intends to defend itself vigorously in these matters.

SanDisk litigation against Toshiba

In May 2017, several of the Company’s SanDisk subsidiaries (the “SanDisk Subsidiaries”) filed a request for arbitration with the ICC International Court of Arbitration seeking an order requiring Toshiba Corporation to unwind the transfer of its interests in Flash Ventures to its affiliate, Toshiba Memory Corporation, and injunctive relief preventing Toshiba from further breaching the Flash Ventures agreements by transferring its interests in Flash Ventures without SanDisk’s consent. In June 2017, the SanDisk Subsidiaries sought preliminary injunctive relief in the Superior Court of the State of California for the County of San Francisco to prevent Toshiba from transferring its interests in Flash Ventures until the request of the SanDisk Subsidiaries for injunctive relief in arbitration is decided by the arbitral tribunal. In July 2017, the Superior Court entered a stipulated order requiring Toshiba to give the SanDisk Subsidiaries at least 14 days’ advance notice of any transfer involving Toshiba’s interests in Flash Ventures, in order to ensure that the issue is preserved for arbitration.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2017, SanDisk LLC filed a request for arbitration with the ICC International Court of Arbitration against Toshiba seeking damages and injunctive relief for, among other things, blocking certain employees of SanDisk’s affiliates from accessing shared databases regarding Flash Ventures and from refusing to ship certain engineering wafers and samples to SanDisk’s affiliates in breach of the JV agreements. SanDisk LLC also sought injunctive relief, a preliminary injunction and a temporary restraining order (“TRO”), in aid of that arbitration from the Superior Court of the State of California for the County of San Francisco. On July 11, 2017, the Superior Court granted a TRO in favor of SanDisk. Toshiba filed a notice of appeal, and on July 18, the California Court of Appeal, First Appellate District, issued a temporary stay of the TRO while it reviewed Toshiba’s petition for a permanent stay of the TRO pending appeal. On July 24, SanDisk LLC amended its request for arbitration to, among other things, add Toshiba Memory Corporation as a defendant. On August 2, 2017, the Court of Appeal denied Toshiba’s petition for a permanent stay of the TRO and dissolved the temporary stay. On August 14, the Superior Court granted SanDisk’s request for a preliminary injunction. On August 18, Toshiba withdrew its appeal of the TRO, and filed a notice of appeal of the preliminary injunction.

Copyright

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

The Company has recorded an accrual for German copyright levies in an amount that is not material to the Company’s financial position, results of operations or cash flows; however, it is reasonably possible that the Company could incur losses totaling up to $155 million, inclusive of amounts accrued, if it does not prevail in this matter.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18.	Separate Financial Information of Guarantor Subsidiaries

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

For more information regarding the New Unsecured Notes, refer to Note 6, Debt.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet
As of June 30, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$18	$1,212	$5,124	$—	$6,354
Short-term investments	—	—	24	—	24
Accounts receivable, net	—	1,247	701	—	1,948
Intercompany receivable	1,225	2,528	622	(4,375)	—
Inventories	—	1,133	1,494	(286)	2,341
Other current assets	4	158	221	6	389
Total current assets	1,247	6,278	8,186	(4,655)	11,056
Property, plant and equipment, net	—	1,124	1,909	—	3,033
Notes receivable and investments in Flash Ventures	—	—	1,340	—	1,340
Goodwill	—	331	9,683	—	10,014
Other intangible assets, net	—	11	3,812	—	3,823
Investments in consolidated subsidiaries	19,082	17,588	—	(36,670)	—
Loans due from consolidated affiliates	4,700	16	—	(4,716)	—
Other non-current assets	51	723	419	(599)	594
Total assets	$25,080	$26,071	$25,349	$(46,640)	$29,860

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$257	$1,887	$—	$2,144
Intercompany payable	270	4,039	66	(4,375)	—
Accounts payable to Flash Ventures	—	—	206	—	206
Accrued expenses	270	360	439	—	1,069
Accrued compensation	—	313	193	—	506
Accrued warranty	—	4	182	—	186
Current portion of long-term debt	233	—	—	—	233
Total current liabilities	773	4,973	2,973	(4,375)	4,344
Long-term debt	12,889	—	29	—	12,918
Loans due to consolidated affiliates	—	546	4,170	(4,716)	—
Other liabilities	—	1,243	530	(593)	1,180
Total liabilities	13,662	6,762	7,702	(9,684)	18,442
Total shareholders’ equity	11,418	19,309	17,647	(36,956)	11,418
Total liabilities and shareholders’ equity	$25,080	$26,071	$25,349	$(46,640)	$29,860

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet
As of July 1, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,206	$6,945	$—	$8,151
Short-term investments	—	—	227	—	227
Accounts receivable, net	—	985	476	—	1,461
Intercompany receivable	934	886	2,546	(4,366)	—
Inventories	—	896	1,450	(217)	2,129
Other current assets	4	276	379	(43)	616
Total current assets	938	4,249	12,023	(4,626)	12,584
Property, plant and equipment, net	—	1,265	2,238	—	3,503
Notes receivable and investments in Flash Ventures	—	—	1,171	—	1,171
Goodwill	—	324	9,627	—	9,951
Other intangible assets, net	—	28	5,006	—	5,034
Investments in consolidated subsidiaries	18,009	27,020	—	(45,029)	—
Loans due from consolidated affiliates	6,000	55	—	(6,055)	—
Other non-current assets	50	33	702	(166)	619
Total assets	$24,997	$32,974	$30,767	$(55,876)	$32,862

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$239	$1,649	$—	$1,888
Intercompany payable	119	4,043	204	(4,366)	—
Accounts payable to Flash Ventures	—	—	168	—	168
Accrued expenses	109	462	404	20	995
Accrued compensation	—	222	170	—	392
Accrued warranty	—	4	168	—	172
Bridge loan	—	2,995	—	—	2,995
Current portion of long-term debt	14	—	325	—	339
Total current liabilities	242	7,965	3,088	(4,346)	6,949
Long-term debt	13,610	—	50	—	13,660
Loans due to consolidated affiliates	—	6,000	55	(6,055)	—
Other liabilities	—	862	475	(229)	1,108
Total liabilities	13,852	14,827	3,668	(10,630)	21,717
Total shareholders’ equity	11,145	18,147	27,099	(45,246)	11,145
Total liabilities and shareholders’ equity	$24,997	$32,974	$30,767	$(55,876)	$32,862

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations
For the year ended June 30, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Revenue, net	$—	$14,732	$16,381	$(12,020)	$19,093
Cost of revenue	—	12,786	12,203	(11,968)	13,021
Gross profit	—	1,946	4,178	(52)	6,072
Operating expenses:
Research and development	—	1,619	822	—	2,441
Selling, general and administrative	6	1,006	433	—	1,445
Intercompany operating expense (income)	—	(1,736)	1,736	—	—
Employee termination, asset impairment, and other charges	—	88	144	—	232
Total operating expenses	6	977	3,135	—	4,118
Operating income (loss)	(6)	969	1,043	(52)	1,954
Interest and other income (expense):
Interest income	347	11	22	(354)	26
Interest expense	(843)	(10)	(348)	354	(847)
Other income (expense), net	(290)	49	(61)	(62)	(364)
Total interest and other income (expense), net	(786)	50	(387)	(62)	(1,185)
Income (loss) before taxes	(792)	1,019	656	(114)	769
Income tax expense (benefit)	(282)	259	395	—	372
Equity in earnings from subsidiaries	907	287	—	(1,194)	—
Net income	$397	$1,047	$261	$(1,308)	$397

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations
For the year ended July 1, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Revenue, net	$—	$12,600	$13,285	$(12,891)	$12,994
Cost of revenue	—	11,796	10,662	(12,899)	9,559
Gross profit	—	804	2,623	8	3,435
Operating expenses:
Research and development	—	1,095	532	—	1,627
Selling, general and administrative	4	645	348	—	997
Intercompany operating expense (income)	—	(1,087)	1,087	—	—
Employee termination, asset impairment, and other charges	—	105	240	—	345
Total operating expenses	4	758	2,207	—	2,969
Operating income (loss)	(4)	46	416	8	466
Interest and other income (expense):
Interest income	54	2	24	(54)	26
Interest expense	(184)	(128)	(8)	54	(266)
Other income (expense), net	11	(30)	(54)	—	(73)
Total interest and other expense, net	(119)	(156)	(38)	—	(313)
Income (loss) before taxes	(123)	(110)	378	8	153
Income tax benefit	(44)	(27)	(18)	—	(89)
Equity in earnings from subsidiaries	321	400	—	(721)	—
Net income	$242	$317	$396	$(713)	$242

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations
For the year ended July 3, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Revenue, net	$—	$14,942	$15,356	$(15,726)	$14,572
Cost of revenue	—	14,086	11,935	(15,670)	10,351
Gross profit	—	856	3,421	(56)	4,221
Operating expenses:
Research and development	—	1,191	455	—	1,646
Selling, general and administrative	4	548	236	—	788
Intercompany operating expense (income)	—	(1,237)	1,237	—	—
Employee termination, asset impairment and other charges	—	49	127	—	176
Total operating expenses	4	551	2,055	—	2,610
Operating income (loss)	(4)	305	1,366	(56)	1,611
Other income (expense):
Interest income	—	3	12	(1)	14
Interest expense	—	(46)	(4)	1	(49)
Other income (expense), net	—	—	1	—	1
Total other expense, net	—	(43)	9	—	(34)
Income (loss) before income taxes	(4)	262	1,375	(56)	1,577
Income tax expense (benefit)	(1)	108	5	—	112
Equity in earnings from consolidated subsidiaries	1,468	1,381	—	(2,849)	—
Net income	$1,465	$1,535	$1,370	$(2,905)	$1,465

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the year ended June 30, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Net income	$397	$1,047	$261	$(1,308)	$397
Other comprehensive loss, before tax:
Actuarial pension gain	39	39	39	(78)	39
Foreign currency translation adjustment	(115)	(113)	(136)	249	(115)
Net unrealized loss on derivative contracts	(77)	(77)	(75)	152	(77)
Net unrealized gain on available-for-sale securities	2	2	2	(4)	2
Total other comprehensive loss, before tax	(151)	(149)	(170)	319	(151)
Income tax expense related to items of other comprehensive loss	(10)	(10)	(8)	18	(10)
Other comprehensive loss, net of tax	(161)	(159)	(178)	337	(161)
Total comprehensive income	$236	$888	$83	$(971)	$236

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the year ended July 1, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Net income	$242	$317	$396	$(713)	$242
Other comprehensive income, before tax:
Actuarial pension loss	(73)	(73)	(73)	146	(73)
Foreign currency translation adjustment	74	74	74	(148)	74
Net unrealized gain on derivative contracts	99	99	93	(192)	99
Total other comprehensive income, before tax	100	100	94	(194)	100
Income tax benefit related to items of other comprehensive income	23	23	23	(46)	23
Other comprehensive income, net of tax	123	123	117	(240)	123
Total comprehensive income	$365	$440	$513	$(953)	$365

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the year ended July 3, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Net income	$1,465	$1,535	$1,370	$(2,905)	$1,465
Other comprehensive income (loss), before tax:
Actuarial pension loss	(2)	(2)	(2)	4	(2)
Net unrealized gain (loss) on derivative contracts	(30)	(30)	(25)	55	(30)
Total other comprehensive loss, before tax	(32)	(32)	(27)	59	(32)
Income tax benefit related to items of other comprehensive income (loss)	—	—	—	—	—
Other comprehensive loss, net of tax	(32)	(32)	(27)	59	(32)
Total comprehensive income	$1,433	$1,503	$1,343	$(2,846)	$1,433

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
For the year ended June 30, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(360)	$(836)	$4,593	$40	$3,437
Cash flows from investing activities
Purchases of property, plant and equipment	—	(240)	(338)	—	(578)
Proceeds from the sale of property, plant and equipment	—	—	21	—	21
Purchases of investments	—	—	(281)	—	(281)
Proceeds from sale of investments	—	—	94	—	94
Proceeds from maturities of investments	—	—	417	—	417
Investments in Flash Ventures	—	—	(20)	—	(20)
Notes receivable issuances to Flash Ventures	—	—	(549)	—	(549)
Notes receivable proceeds from Flash Ventures	—	—	292	—	292
Strategic investments and other, net	—	(1)	(31)	—	(32)
Intercompany loan from consolidated affiliates	1,300	39	—	(1,339)	—
Advances from (to) parent and consolidated affiliates	(158)	166	—	(8)	—
Net cash provided by (used in) investing activities	1,142	(36)	(395)	(1,347)	(636)
Cash flows from financing activities
Issuance of stock under employee stock plans	235	—	—	—	235
Taxes paid on vested stock awards under employee stock plans	(124)	—	—	—	(124)
Excess tax benefits from employee stock plans	119	—	—	—	119
Proceeds from acquired call option	—	—	61	—	61
Settlement of convertible debt	—	—	(492)	—	(492)
Dividends paid to shareholders	(574)	—	—	—	(574)
Settlement of debt hedge contracts	—	(21)	—	—	(21)
Repayment of debt	(8,702)	(2,995)	—	—	(11,697)
Proceeds from debt	7,908	—	—	—	7,908
Debt issuance costs	(10)	—	—	—	(10)
Intercompany loan from (to) consolidated affiliates	—	(5,454)	4,115	1,339	—
Change in investment in consolidated subsidiaries	384	9,348	(9,700)	(32)	—
Net cash provided by (used in) financing activities	(764)	878	(6,016)	1,307	(4,595)
Effect of exchange rate changes on cash	—	—	(3)	—	(3)
Net increase (decrease) in cash and cash equivalents	18	6	(1,821)	—	(1,797)
Cash and cash equivalents, beginning of year	—	1,206	6,945	—	8,151
Cash and cash equivalents, end of year	$18	$1,212	$5,124	$—	$6,354

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
For the year ended July 1, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(210)	$1,018	$1,299	$(124)	$1,983
Cash flows from investing activities
Purchases of property, plant and equipment	—	(233)	(351)	—	(584)
Acquisitions, net of cash acquired	—	(13,767)	3,932	—	(9,835)
Purchases of investments	—	—	(632)	—	(632)
Proceeds from sale of investments	—	—	1,204	—	1,204
Proceeds from maturities of investments	—	—	405	—	405
Notes receivable issuances to Flash Ventures	—	—	(106)	—	(106)
Notes receivable proceeds from Flash Ventures	—	—	16	—	16
Strategic investments and other, net	(34)	(10)	(32)	—	(76)
Intercompany loans from (to) consolidated affiliates	(6,000)	40	—	5,960	—
Advances to consolidated affiliates	(8,845)	(96)	(229)	9,170	—
Net cash provided by (used in) investing activities	(14,879)	(14,066)	4,207	15,130	(9,608)
Cash flows from financing activities
Issuance of stock under employee stock plans	117	—	—	—	117
Taxes paid on vested stock awards under employee stock plans	(50)	—	—	—	(50)
Excess tax benefits from employee stock plans	7	—	—	—	7
Proceeds from acquired call option	—	—	409	—	409
Settlement of convertible debt	—	—	(2,611)	—	(2,611)
Repurchases of common stock	(60)	—	—	—	(60)
Proceeds from revolving credit facility	—	125	—	—	125
Repayment of revolving credit facility	—	(125)	(255)	—	(380)
Dividends paid to shareholders	(464)	—	—	—	(464)
Repayment of debt	—	(2,313)	—	—	(2,313)
Proceeds from debt	14,108	3,000	—	—	17,108
Debt issuance costs	(497)	(27)	—	—	(524)
Payment upon settlement of acquired warrants	—	—	(613)	—	(613)
Intercompany loan from (to) consolidated affiliates	—	6,000	(40)	(5,960)	—
Change in investment in consolidated subsidiaries	1,928	6,933	185	(9,046)	—
Net cash provided by (used in) financing activities	15,089	13,593	(2,925)	(15,006)	10,751
Effect of exchange rate changes on cash	—	—	1	—	1
Net increase in cash and cash equivalents	—	545	2,582	—	3,127
Cash and cash equivalents, beginning of year	—	661	4,363	—	5,024
Cash and cash equivalents, end of year	$—	$1,206	$6,945	$—	$8,151

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
For the year ended July 3, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Cash flows from operating activities
Net cash provided by operating activities	$23	$150	$2,066	$3	$2,242
Cash flows from investing activities
Purchases of property, plant and equipment	—	(189)	(423)	—	(612)
Acquisitions, net of cash acquired	—	(16)	(241)	—	(257)
Purchases of investments	—	(130)	(727)	—	(857)
Proceeds from sale of investments	—	463	42	—	505
Proceeds from maturities of investments	—	167	96	—	263
Strategic investments and other, net	—	6	(1)	—	5
Return of capital from subsidiaries	—	255	—	(255)	—
Intercompany loan to consolidated affiliates	—	(60)	—	60	—
Advances to (from) parent and consolidated affiliates	1,015	(114)	2	(903)	—
Net cash provided by (used in) investing activities	1,015	382	(1,252)	(1,098)	(953)
Cash flows from financing activities
Issuance of stock under employee stock plans	212	—	—	—	212
Taxes paid on vested stock awards under employee stock plans	(64)	—	—	—	(64)
Excess tax benefits from employee stock plans	19	—	—	—	19
Repurchases of common stock	(970)	—	—	—	(970)
Dividends paid to shareholders	(396)	—	—	—	(396)
Repayment of debt	—	(125)	—	—	(125)
Proceeds from debt	—	—	255	—	255
Return of capital to parent	—	—	(255)	255	—
Intercompany loan from parent	—	—	60	(60)	—
Change in investment in consolidated subsidiaries	161	(1,071)	10	900	—
Net cash provided by (used in) financing activities	(1,038)	(1,196)	70	1,095	(1,069)
Net increase (decrease) in cash and cash equivalents	—	(664)	884	—	220
Cash and cash equivalents, beginning of year	—	1,325	3,479	—	4,804
Cash and cash equivalents, end of year	$—	$661	$4,363	$—	$5,024

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19.	Quarterly Results of Operations (unaudited)

	First	Second	Third	Fourth
	(in millions, except per share amounts)
2017
Revenue, net	$4,714	$4,888	$4,649	$4,842
Gross profit	1,335	1,533	1,523	1,681
Operating income	232	545	525	652
Net income (loss)	(366)	235	248	280

Basic income (loss) per common share	$(1.28)	$0.82	$0.86	$0.96
Diluted income (loss) per common share	$(1.28)	$0.80	$0.83	$0.93

	First	Second	Third	Fourth
	(in millions, except per share amounts)
2016
Revenue, net	$3,360	$3,317	$2,822	$3,495
Gross profit	955	906	753	821
Operating income (loss)	322	251	88	(195)
Net income (loss)	283	251	74	(366)

Basic income (loss) per common share	$1.23	$1.08	$0.32	$(1.40)
Diluted income (loss) per common share	$1.21	$1.07	$0.32	$(1.40)

WESTERN DIGITAL CORPORATION
SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts
(in millions)
Balance at July 3, 2015	$7
Balance assumed as a result of SanDisk acquisition	6
Deductions	(3)
Balance at July 1, 2016	10
Additions charged to operations	3
Deductions	(3)
Balance at June 30, 2017	$10

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a‑15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10‑K.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10‑K, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) of the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this Annual Report on Form 10‑K. KPMG LLP, our independent registered public accounting firm, which audited the Consolidated Financial Statements included in this Annual Report on Form 10‑K, has issued an audit report on our internal control over financial reporting. See Report of Independent Registered Public Accounting Firm herein.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth fiscal quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Director, Executive Officers and Corporate Governance

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended June 30, 2017. In addition, our Board of Directors has adopted a Code of Business Ethics that applies to all of our directors, employees and officers, including our Chief Executive Officer and Chief Financial Officer. The current version of the Code of Business Ethics is available on our website under the Governance section at www.wdc.com. To the extent required by rules adopted by the SEC and The NASDAQ Stock Market LLC, we intend to promptly disclose future amendments to certain provisions of the Code of Business Ethics, or waivers of such provisions granted to executive officers and directors, on our website under the Corporate Governance section at www.wdc.com.

Item 11.	Executive Compensation

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended June 30, 2017.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended June 30, 2017.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended June 30, 2017.

Item 14.	Principal Accounting Fees and Services

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended June 30, 2017.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as a part of this Annual Report on Form 10‑K:

(1)	Financial Statements. The financial statements included in Part II, Item 8 of this document are filed as part of this Annual Report on Form 10‑K.

(2)	Financial Statement Schedules. The financial statement schedule included in Part II, Item 8 of this document is filed as part of this Annual Report on Form 10‑K.

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

(3)
Exhibits. The exhibits listed in the Exhibit Index (following the signature page of the Annual Report on Form 10‑K) are filed with, or incorporated by reference in, this Annual Report on Form 10‑K, as specified in the Exhibit List, from exhibits previously filed with the SEC. Certain agreements listed in the Exhibit List that we have filed or incorporated by reference may contain representations and warranties by us or our subsidiaries. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in our public disclosures, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe the actual state of affairs at the date hereof and should not be relied upon.

Item 16.	Form 10‑K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10‑K to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN DIGITAL CORPORATION

By:	/s/ MARK P. LONG
Mark P. Long
President WD Capital, Chief Strategy Officer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Dated: August 28, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10‑K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN D. MILLIGAN	Chief Executive Officer, Director (Principal Executive Officer)	August 28, 2017
Stephen D. Milligan

/s/ MARK P. LONG	President WD Capital, Chief Strategy Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 28, 2017
Mark P. Long

/s/ MATTHEW E. MASSENGILL	Chairman of the Board	August 28, 2017
Matthew E. Massengill

/s/ MARTIN I. COLE	Director	August 28, 2017
Martin I. Cole

/s/ KATHLEEN A. COTE	Director	August 28, 2017
Kathleen A. Cote

/s/ HENRY T. DENERO	Director	August 28, 2017
Henry T. DeNero

/s/ MICHAEL D. LAMBERT	Director	August 28, 2017
Michael D. Lambert

/s/ LEN J. LAUER	Director	August 28, 2017
Len J. Lauer

/s/ PAULA A. PRICE	Director	August 28, 2017
Paula A. Price

EXHIBIT INDEX

Exhibit Number	Description
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

Exhibit Number	Description
10.1.7
Form of Notice of Grant of Performance Stock Units and Performance Stock Unit Award Agreement (revised March 2016) under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 9, 2016)*

10.1.8
Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan Non-Employee Director Option Grant Program, as amended September 6, 2012, and Form of Notice of Grant of Stock Option and Option Agreement - Non-Employee Directors (Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 2, 2012)*

10.1.9
Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan Non-Employee Director Restricted Stock Unit Grant Program, as amended November 4, 2016 (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 7, 2017)*

10.1.10
Western Digital Corporation Incentive Compensation Plan, as Amended and Restated August 5, 2015 (Filed as Exhibit 10.1.8 to the Company’s Annual Report on Form 10‑K (File No. 1-08703) with the Securities and Exchange Commission on August 21, 2015)*

10.2
Western Digital Corporation 2005 Employee Stock Purchase Plan, as amended August 5, 2015 (Filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-207842) with the Securities and Exchange Commission on November 5, 2015)*

10.3	SanDisk Corporation 2013 Incentive Plan (Filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-211420) with the Securities and Exchange Commission on May 17, 2016)*
10.4	Western Digital Corporation Summary of Compensation Arrangements for Named Executive Officers and Directors†*
10.5
Amended and Restated Deferred Compensation Plan, amended and restated effective January 1, 2013 (Filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 2, 2012)*

10.6
Amended and Restated Employment Agreement, dated as of September 6, 2012, between Western Digital Corporation and Stephen D. Milligan (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 2, 2012)*

10.7
Separation and General Release Agreement, dated August 3, 2016, between Western Digital Technologies, Inc. and Olivier C. Leonetti (Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10‑K (File No. 1-08703) with the Securities and Exchange Commission on August 29, 2016)*

10.8
Western Digital Corporation Amended and Restated Change of Control Severance Plan, amended and restated as of November 3, 2015 (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on November 5, 2015)*

10.9
Western Digital Corporation Executive Severance Plan, amended and restated as of February 2, 2017 (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 7, 2017)*

10.10
Form of Indemnity Agreement for Directors of Western Digital Corporation (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 8, 2002)*

10.11
Form of Indemnity Agreement for Officers of Western Digital Corporation (Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 8, 2002)*

10.12
Form of Indemnification Agreement entered into between SanDisk Corporation and its directors and officers (Filed as Exhibit 3.2 to SanDisk Corporation’s Registration Statement on Form S-1 (File No. 33-96298) with the Securities and Exchange Commission on August 29, 1995)*

10.13
Change of Control Executive Benefits Agreement, effective as of January 1, 2015, by and between SanDisk Corporation and Sanjay Mehrotra (Filed as Exhibit 10.4 to SanDisk Corporation’s Annual Report on Form 10‑K (File No. 000-26734) with the Securities and Exchange Commission on February 10, 2015)*

10.14
Letter Agreement Clarifying Change of Control Executive Benefits, by and between Western Digital Corporation, SanDisk Corporation and Sanjay Mehrotra, dated as of May 12, 2016 (Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10‑K (File No. 1-08703) with the Securities and Exchange Commission on August 29, 2016)*

10.15
Loan Agreement, dated as of April 29, 2016, by and among Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders and financial institutions from time to time party thereto (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 9, 2016)

10.16
Amendment No. 1, dated as of August 17, 2016, to the Loan Agreement dated as of April 29, 2016, by and among Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the lenders party thereto and the other loan parties thereto (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on August 18, 2016)

10.17
Amendment No. 2, dated as of September 22, 2016, to the Loan Agreement dated as of April 29, 2016, by and among Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the lenders party thereto and the other loan parties thereto (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on September 22, 2016)

Exhibit Number	Description
10.18
Amendment No. 3, dated as of March 14, 2017, to the Loan Agreement dated as of April 29, 2016, by and among Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the lenders party thereto and the other loan parties thereto (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on March 14, 2017)

10.19
Amendment No. 4, dated as of March 23, 2017, to the Loan Agreement dated as of April 29, 2016, by and among Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the lenders party thereto and the other loan parties thereto (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on March 23, 2017)

10.20
Guaranty Agreement, dated as of April 29, 2016, by and among Western Digital Corporation, the subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the guaranteed creditors (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No.1-08703) with the Securities and Exchange Commission on April 29, 2016)

10.21
Security Agreement, dated as of May 12, 2016, by and among Western Digital Corporation, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and collateral agent (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on May 12, 2016)

10.22
Security Agreement, dated as of May 12, 2016, by and among the debtors (as defined therein) party thereto and JPMorgan Chase Bank, N.A., as collateral agent (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on May 12, 2016)

10.23
Assumption and Supplement to Guaranty Agreement, dated as of May 12, 2016, by and among the new guarantor (as defined therein) and JPMorgan Chase Bank, N.A. as administrative agent (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on May 12, 2016)

10.24
Flash Alliance Master Agreement, dated as of July 7, 2006, by and among SanDisk Corporation, Toshiba Corporation and SanDisk (Ireland) Limited (Filed as Exhibit 10.1 to SanDisk Corporation’s Quarterly Report on Form 10-Q (File No. 000-26734) with the Securities and Exchange Commission on November 8, 2006)#

10.257
Operating Agreement of Flash Alliance, Ltd., dated as of July 7, 2006, by and between Toshiba Corporation and SanDisk (Ireland) Limited (Filed as Exhibit 10.2 to SanDisk Corporation’s Quarterly Report on Form 10-Q (File No. 000-26734) with the Securities and Exchange Commission on November 8, 2006)#

10.26
Joint Venture Restructure Agreement, dated as of January 29, 2009, by and among SanDisk Corporation, SanDisk (Ireland) Limited, SanDisk (Cayman) Limited, Toshiba Corporation, Flash Partners Limited and Flash Alliance Limited (Filed as Exhibit 10.1 to SanDisk Corporation’s Quarterly Report on Form 10-Q (File No. 000-26734) with the Securities and Exchange Commission on May 7, 2009)#

10.27
New Y2 Facility Agreement, dated October 20, 2015, by and among SanDisk Corporation, SanDisk (Ireland) Limited, SanDisk (Cayman) Limited, SanDisk Flash B.V., Toshiba Corporation, Flash Partners Limited, Flash Alliance Limited and Flash Forward Limited (Filed as Exhibit 10.37 to SanDisk Corporation’s Annual Report on Form 10‑K (File No. 000-26734) with the Securities and Exchange Commission on February 12, 2016)#

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges†
23	Consent of Independent Registered Public Accounting Firm†
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document†
101.SCH	XBRL Taxonomy Extension Schema Document†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†

†	Filed with this report.

**	Furnished with this report.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

±
Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

#
Pursuant to a request for confidential treatment, certain portions of this exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934, as amended.