Form 10-Q
period 2017-09-29
WESTERN DIGITAL CORP
filed 2017-11-07
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of the close of business on October 31, 2017, 295,786,618 shares of common stock, par value $0.01 per share, were outstanding.

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

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. You are urged to carefully review the disclosures we make concerning risks and other factors that may affect our business and operating results, including those made in Part II, Item 1A of this Quarterly Report on Form 10‑Q, and any of those made in our other reports filed with the Securities and Exchange Commission. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. We do not intend, and undertake no obligation, to publish revised forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	September 29, 2017	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$6,886	$6,354
Short-term investments	35	24
Accounts receivable, net	2,101	1,948
Inventories	2,302	2,341
Other current assets	496	389
Total current assets	11,820	11,056
Property, plant and equipment, net	3,048	3,033
Notes receivable and investments in Flash Ventures	1,462	1,340
Goodwill	10,073	10,014
Other intangible assets, net	3,545	3,823
Other non-current assets	557	594
Total assets	$30,505	$29,860
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,066	$2,144
Accounts payable to related parties	226	206
Accrued expenses	1,271	1,069
Accrued compensation	468	506
Accrued warranty	180	186
Current portion of long-term debt	258	233
Total current liabilities	4,469	4,344
Long-term debt	12,873	12,918
Other liabilities	1,104	1,180
Total liabilities	18,446	18,442
Commitments and contingencies (Notes 6, 8, 10 and 13)
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized — 5 shares; issued and outstanding — none	—	—
Common stock, $0.01 par value; authorized — 450 shares; issued — 312 shares; outstanding — 295 shares and 294 shares, respectively	3	3
Additional paid-in capital	4,396	4,506
Accumulated other comprehensive loss	(59)	(58)
Retained earnings	9,229	8,633
Treasury stock — common shares at cost; 17 shares and 18 shares, respectively	(1,510)	(1,666)
Total shareholders’ equity	12,059	11,418
Total liabilities and shareholders’ equity	$30,505	$29,860

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	September 29, 2017	September 30, 2016
Revenue, net	$5,181	$4,714
Cost of revenue	3,268	3,379
Gross profit	1,913	1,335
Operating expenses:
Research and development	592	639
Selling, general and administrative	364	396
Employee termination, asset impairment, and other charges	52	68
Total operating expenses	1,008	1,103
Operating income	905	232
Interest and other income (expense):
Interest income	16	5
Interest expense	(205)	(236)
Other expense, net	(6)	(272)
Total interest and other expense, net	(195)	(503)
Income (loss) before taxes	710	(271)
Income tax expense	29	95
Net income (loss)	$681	$(366)

Income (loss) per common share
Basic	$2.31	$(1.28)
Diluted	$2.23	$(1.28)
Weighted average shares outstanding:
Basic	295	285
Diluted	306	285

Cash dividends declared per share	$0.50	$0.50

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended
	September 29, 2017	September 30, 2016
Net income (loss)	$681	$(366)
Other comprehensive income (loss), before tax:
Actuarial pension gain	—	5
Foreign currency translation adjustment	(4)	17
Net unrealized gain (loss) on derivative contracts	4	(4)
Net unrealized loss on available-for-sale securities	(1)	—
Total other comprehensive income (loss), before tax	(1)	18
Income tax expense related to items of other comprehensive income (loss), before tax	—	(6)
Other comprehensive income (loss), net of tax	(1)	12
Total comprehensive income (loss)	$680	$(354)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	September 29, 2017	September 30, 2016
Cash flows from operating activities
Net income (loss)	$681	$(366)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	533	508
Stock-based compensation	97	99
Deferred income taxes	36	147
Loss on disposal of assets	1	4
Write-off of issuance costs and amortization of debt discounts	10	247
Loss on convertible debt and related instruments	—	5
Other non-cash operating activities, net	11	1
Changes in:
Accounts receivable, net	(148)	(562)
Inventories	44	28
Accounts payable	(146)	99
Accounts payable to related parties	20	21
Accrued expenses	164	128
Accrued compensation	(38)	160
Other assets and liabilities, net	(132)	(79)
Net cash provided by operations	1,133	440
Cash flows from investing activities
Purchases of property, plant and equipment	(160)	(184)
Proceeds from the sale of property, plant and equipment	5	1
Acquisitions, net of cash acquired	(93)	—
Purchases of investments	(38)	(84)
Proceeds from sale of investments	14	39
Proceeds from maturities of investments	2	54
Investments in Flash Ventures	—	(20)
Notes receivable issuances to Flash Ventures	(229)	(127)
Notes receivable proceeds from Flash Ventures	98	120
Strategic investments and other, net	23	(1)
Net cash used in investing activities	(378)	(202)
Cash flows from financing activities
Issuance of stock under employee stock plans	20	24
Taxes paid on vested stock awards under employee stock plans	(61)	(26)
Excess tax benefits from employee stock plans	—	28
Proceeds from acquired call option	—	61
Dividends paid to shareholders	(147)	(142)
Settlement of debt hedge contracts	26	—
Repayment of debt	(62)	(8,242)
Proceeds from debt	—	3,992
Debt issuance costs	—	(7)
Net cash used in financing activities	(224)	(4,312)
Effect of exchange rate changes on cash	1	—
Net increase (decrease) in cash and cash equivalents	532	(4,074)
Cash and cash equivalents, beginning of year	6,354	8,151
Cash and cash equivalents, end of period	$6,886	$4,077
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$73	$18
Cash paid for interest	$71	$93
Supplemental disclosure of non-cash investing and financing activities:
Accrual of cash dividend declared	$148	$143

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Organization and Basis of Presentation

Western Digital Corporation (“Western Digital” or “the Company”) is a leading developer, manufacturer and provider of data storage devices and solutions that address the evolving needs of the information technology (“IT”) industry and the infrastructure that enables the proliferation of data in virtually every industry. The Company’s broad portfolio of technology and products address the following key markets: Client Devices; Data Center Devices and Solutions; and Client Solutions. The Company also generates license and royalty revenue related to its intellectual property (“IP”) which is included in each of these three categories.

The accounting policies followed by the Company are set forth in Part II, Item 8, Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10‑K for the fiscal year ended June 30, 2017. In the opinion of management, all adjustments necessary to fairly state the Condensed Consolidated Financial Statements have been made. All such adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in the Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10‑K for the fiscal year ended June 30, 2017. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

Fiscal Year

The Company’s fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Fiscal years 2018, which ends on June 29, 2018, and 2017, which ended on June 30, 2017, are both comprised of 52 weeks, with all quarters presented consisting of 13 weeks.

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

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for stock-based payment transactions and states that, among other things, all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement and an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The Company adopted this standard in the first quarter of 2018 using the modified retrospective approach. This adoption resulted in a one-time net increase to beginning retained earnings of $70 million, consisting of a $58 million cumulative adjustment for the previously unrecognized windfall tax benefits related to previous vesting and exercises of stock-based awards, and a $19 million cumulative adjustment related to the change in accounting policy for estimated forfeitures and share cancellations, partially offset by a decrease of $7 million for the related tax impacts of change in forfeiture policy. In addition, under the new standard, the Company will prospectively reflect the tax deficiencies and benefits as an operating activity, rather than as a financing activity under the previous standard, in the Company’s Consolidated Statements of Cash Flows. For the three months ended September 29, 2017, the Company recognized excess tax benefits of $22 million as a component of its income tax expense.

In July 2015, the FASB issued ASU No. 2015‑11, “Inventory (Topic 330) - Simplifying the Measurement of Inventory” (“ASU 2015‑11”), which dictates that an entity should measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company’s adoption of ASU 2015‑11 did not have a material impact on its Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 3.	Supplemental Financial Statement Data

Inventories

	September 29, 2017	June 30, 2017
	(in millions)
Inventories:
Raw materials and component parts	$650	$646
Work-in-process	682	632
Finished goods	970	1,063
Total inventories	$2,302	$2,341

Property, plant, and equipment, net

	September 29, 2017	June 30, 2017
	(in millions)
Property, plant, and equipment:
Land and buildings	$1,891	$1,855
Machinery and equipment	6,950	6,868
Computer equipment and software	420	284
Furniture and fixtures	50	116
Leasehold improvements	262	259
Construction-in-process	152	144
Property, plant, and equipment, gross	9,725	9,526
Accumulated depreciation	(6,677)	(6,493)
Property, plant, and equipment, net	$3,048	$3,033

Goodwill

Carrying Amount
(in millions)
Balance at June 30, 2017	$10,014
Goodwill recorded in connection with acquisitions	59
Balance at September 29, 2017	$10,073

On September 15, 2017, the Company acquired substantially all the assets of Tegile Systems, Inc., a provider of flash and persistent-memory storage solutions for enterprise data center applications. On August 25, 2017, the Company acquired substantially all the assets of Upthere, Inc., a cloud services company. These acquisitions are primarily intended to help meet the evolving needs of customers, while driving long-term growth for the Company's existing data center and client solution products over the long term.

The aggregate purchase price of these acquisitions was $93 million in cash, with net assets acquired primarily consisting of developed technology and other intangibles assets, of which $59 million was allocated to goodwill. Goodwill is primarily attributable to the benefits the Company expects to derive from diversifying product offerings to its Data Center Devices and Solutions, and Client Solutions end markets and the acquired workforce. Goodwill is expected to be deductible for tax purposes because the acquisitions were structured as asset acquisitions but accounted for as business combinations. Concurrent with these acquisitions, the Company received $36 million in proceeds on previously outstanding notes receivable due from these acquired entities.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

During the period, the Company incurred $4 million of transaction expenses related to these acquisitions, which are primarily included within Selling, General and Administrative expenses in the Condensed Consolidated Statements of Operations. Revenues and earnings related to these acquisitions was not material.

Intangible assets

	September 29, 2017	June 30, 2017
	(in millions)
Finite-lived intangible assets	$5,193	$5,160
In-process research and development	703	696
Accumulated amortization	(2,351)	(2,033)
Intangible assets, net	$3,545	$3,823

Product warranty liability

Changes in the warranty accrual were as follows:

	Three Months Ended
	September 29, 2017	September 30, 2016
	(in millions)
Warranty accrual, beginning of period	$311	$279
Charges to operations	44	47
Utilization	(38)	(45)
Changes in estimate related to pre-existing warranties	(15)	(4)
Warranty accrual, end of period	$302	$277

The long-term portion of the warranty accrual classified in Other liabilities was $122 million and $125 million as of September 29, 2017 and June 30, 2017, respectively.

Accumulated other comprehensive income (loss)

Other comprehensive income (loss) (“OCI”), net of tax refers to expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income. The following table illustrates the changes in the balances of each component of Accumulated other comprehensive income (loss) (“AOCI”):

	Actuarial Pension Gains (Losses)	Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Available for Sale Securities	Unrealized Gains (Losses) on Derivative Contracts	Total Accumulated Comprehensive Income (Loss)
	(in millions)
Balance at June 30, 2017	$(18)	$(39)	$2	$(3)	$(58)
Other comprehensive income (loss) before reclassifications	—	(4)	(1)	1	(4)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	3	3
Net current-period other comprehensive income (loss)	—	(4)	(1)	4	(1)
Balance at September 29, 2017	$(18)	$(43)	$1	$1	$(59)

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

During the three months ended September 29, 2017, there were no material reclassifications out of OCI. The following table illustrates the significant amounts of each component reclassified out of AOCI to the Condensed Consolidated Statements of Operations:

	Three Months Ended
AOCI Component	September 29, 2017	September 30, 2016	Statement of Operations Line Item
	(in millions)
Unrealized holding gain (loss) on designated hedging activities:
Foreign exchange contracts	$(3)	$24	Cost of revenue
Foreign exchange contracts	—	2	Research and development
Unrealized holding gain (loss) on designated hedging activities	(3)	26
Total reclassifications for the period	$(3)	$26

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 4.	Fair Value Measurements and Investments

The Company’s total cash, cash equivalents and marketable securities was as follows:

	September 29, 2017	June 30, 2017
	(in millions)
Cash and cash equivalents	$6,886	$6,354
Short-term marketable securities	35	24
Long-term marketable securities	94	94
Total cash, cash equivalents and marketable securities	$7,015	$6,472

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 29, 2017 and June 30, 2017, and indicate the fair value hierarchy of the valuation techniques utilized to determine such values:

	September 29, 2017
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents:
Money market funds	$3,585	$—	$—	$3,585
Certificates of deposit	—	4	—	4
Total cash equivalents	3,585	4	—	3,589
Short-term investments:
Certificates of deposit	—	13	—	13
Corporate notes and bonds	—	12	—	12
Asset-backed securities	—	7	—	7
Equity securities	3	—	—	3
Total short-term investments	3	32	—	35
Long-term investments:
U.S. Treasury securities	6	—	—	6
U.S. Government agency securities	—	5	—	5
International government securities	—	1	—	1
Corporate notes and bonds	—	67	—	67
Asset-backed securities	—	5	—	5
Municipal notes and bonds	—	10	—	10
Total long-term investments	6	88	—	94
Foreign exchange contracts	—	19	—	19
Total assets at fair value	$3,594	$143	$—	$3,737
Liabilities:
Foreign exchange contracts	$—	$15	$—	$15
Total liabilities at fair value	$—	$15	$—	$15

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

During the three months ended September 29, 2017, the Company had no transfers of financial assets and liabilities between Level 1 and Level 2.

Available-for-Sale Securities

The cost basis of the Company’s investments classified as available-for-sale securities, individually and in the aggregate, approximated its fair value as of September 29, 2017 and June 30, 2017. The cost basis and fair value of the Company’s investments classified as available-for-sale securities as of September 29, 2017, by remaining contractual maturity, were as follows:

	Cost Basis	Fair Value
	(in millions)
Due in less than one year (short-term investments)	$34	$35
Due in one to five years (included in other non-current assets)	94	94
Total	$128	$129

The Company determined available-for-sale securities had no material other-than-temporary impairments in the three months ended September 29, 2017 or September 30, 2016.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Financial Instruments Not Carried at Fair Value

For financial instruments where the carrying value (which includes principal adjusted for any unamortized issuance costs, and discounts or premiums) differs from fair value (which is based on quoted market prices), the following table represents the related carrying value and fair value for each of the Company’s outstanding financial instruments. Each of the financial instruments presented below was categorized as Level 2 for all periods presented, based on the frequency of trading immediately prior to the end of the first quarter of 2018 and the fourth quarter of 2017, respectively.

	September 29, 2017		June 30, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Secured Notes	$1,835	$2,056	$1,835	$2,062
Unsecured Notes	3,248	3,939	3,244	3,956
Term Loan A	4,026	4,096	4,074	4,130
U.S. Term Loan B-2	2,962	2,983	2,968	2,989
Euro Term Loan B-2(1)	1,030	1,039	1,000	1,010
Convertible Debt 2020	30	34	30	34
Total	$13,131	$14,147	$13,151	$14,181

(1)	Euro Term Loan B-2 outstanding principal amounts as of September 29, 2017 and June 30, 2017 were based upon the Euro to U.S. dollar exchange rate as of those respective dates.

Cost Method Investments

From time to time, the Company enters into certain strategic investments for the promotion of business and strategic objectives. The Company reports these investments under the cost method of accounting as these investments consist of debt and equity securities of privately-held companies which do not have a readily determinable fair value. The Company assesses these securities for indications of other-than-temporary impairments. During the three months ended September 29, 2017, the Company recorded $6 million of impairment charges to Other expense, net in the Condensed Consolidated Statements of Operations. As of September 29, 2017 and June 30, 2017, these investments aggregated $57 million and $91 million, respectively, and are reported under Other non-current assets in the Condensed Consolidated Balance Sheets.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 5.	Derivative Instruments and Hedging Activities

As of September 29, 2017, the Company had outstanding foreign exchange forward contracts which were designated as either cash flow hedges or non-designated hedges. The contract maturity dates of these foreign exchange forward contracts do not exceed 12 months. In addition, the Company had outstanding interest rate swaps which were designated as cash flow hedges. The Company determined the ineffectiveness associated with its cash flow hedges to be immaterial to the Condensed Consolidated Financial Statements for each of the three-month periods ended September 29, 2017 and September 30, 2016.

As of September 29, 2017, the amount of existing net gains related to cash flow hedges recorded in AOCI that are expected to be reclassified into earnings over the next twelve months was $1 million. In addition, as of September 29, 2017, the Company did not have any foreign exchange forward contracts with credit-risk-related contingent features.

A change in the fair value of non-designated hedges is recognized in earnings in the period incurred and is reported as a component of Other expense, net. The changes in fair value on these contracts were immaterial to the Condensed Consolidated Financial Statements for each of the three-month periods ended September 29, 2017 and September 30, 2016.

See Note 4, Fair Value Measurements and Investments, for additional disclosures related to the fair value of the Company’s foreign exchange forward contracts.

Netting Arrangements

Under certain provisions and conditions within agreements with counterparties to the Company’s foreign exchange forward contracts, subject to applicable requirements, the Company has the right of set-off associated with the Company’s foreign exchange forward contracts and is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. As of September 29, 2017 and June 30, 2017, the effect of rights of set-off was not material and the Company did not offset or net the fair value amounts of derivative instruments in its Condensed Consolidated Balance Sheets.

Effect of Derivative Contracts on the Condensed Consolidated Statements of Operations

The impact of derivative contracts designated as hedging instruments and the total net realized transaction and foreign exchange forward contract currency gains and losses were not material to the Condensed Consolidated Financial Statements for each of the three-month periods ended September 29, 2017 and September 30, 2016.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 6.	Debt

Debt consisted of the following as of September 29, 2017 and June 30, 2017:

	September 29, 2017	June 30, 2017
	(in millions)
Variable interest rate Term Loan A maturing 2021	$4,073	$4,125
Variable interest rate U.S. Term Loan B-2 maturing 2023	2,963	2,970
Variable interest rate Euro Term Loan B-2 maturing 2023(1)	1,031	1,001
7.375% senior secured notes due 2023	1,875	1,875
10.500% senior unsecured notes due 2024	3,350	3,350
Convertible senior notes	35	35
Total debt	13,327	13,356
Issuance costs and debt discounts	(196)	(205)
Subtotal	13,131	13,151
Less current portion of long-term debt	(258)	(233)
Long-term debt	$12,873	$12,918

(1)	Euro Term Loan B-2 outstanding principal amounts as of September 29, 2017 and June 30, 2017 were based upon the Euro to U.S. dollar exchange rate as of those respective dates.

The Credit Agreement requires the Company to comply with certain financial covenants, such as a leverage ratio and an interest coverage ratio. As of September 29, 2017, the Company was in compliance with all financial covenants. In addition, the documents governing substantially all of the Company’s outstanding debt, including the Credit Agreement, require the Company to comply with customary covenants that limit or restrict the Company’s and its subsidiaries’ ability to incur liens and indebtedness; make certain restricted payments, acquisitions, investments, loans and guarantees; and enter into certain transactions with affiliates, mergers and consolidations.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 7.	Pension and Other Post-Retirement Benefit Plans

The Company has pension and other post-retirement benefit plans in various countries. The Company’s principal pension plans are in Japan. All pension and other post-retirement benefit plans outside of the Company’s Japanese defined benefit pension plan (the “Japanese Plan”) are immaterial to the Condensed Consolidated Financial Statements. The expected long-term rate of return on the Japanese Plan assets is 2.5%.

Obligations and Funded Status

The following table presents the unfunded status of the benefit obligations for the Japanese Plan:

	September 29, 2017	June 30, 2017
	(in millions)
Benefit obligations	$248	$249
Fair value of plan assets	190	189
Unfunded status	$58	$60

The following table presents the unfunded amounts related to the Japanese Plan as recognized on the Company’s Condensed Consolidated Balance Sheets:

	September 29, 2017	June 30, 2017
	(in millions)
Current liabilities	$1	$1
Non-current liabilities	57	59
Net amount recognized	$58	$60

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 8.	Commitments, Contingencies and Related Parties

Flash Ventures

The Company’s business ventures with Toshiba Corporation (“Toshiba”) consist of three separate legal entities: Flash Partners Ltd. (“Flash Partners”), Flash Alliance Ltd. (“Flash Alliance”), and Flash Forward Ltd. (“Flash Forward”), collectively referred to as “Flash Ventures”.

The following table presents the notes receivable from, and equity investments in, Flash Ventures as of September 29, 2017 and June 30, 2017:

	September 29, 2017	June 30, 2017
	(in millions)
Notes receivable, Flash Partners	$365	$264
Notes receivable, Flash Alliance	114	119
Notes receivable, Flash Forward	406	379
Investment in Flash Partners	187	187
Investment in Flash Alliance	278	279
Investment in Flash Forward	112	112
Total notes receivable and investments in Flash Ventures	$1,462	$1,340

During the three months ended September 29, 2017, the Company made net payments to Flash Ventures of $792 million for purchased flash-based memory wafers and net loans and investments.

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

The Company assesses financing receivable credit quality through financial and operational reviews of the borrower and creditworthiness, including credit rating agency ratings, of significant investors of the borrower, where material or known. Impairments, when required for credit worthiness, are recorded in Other expense, net in the Condensed Consolidated Statements of Operations. There were no such impairments in each of the three-month periods ended September 29, 2017 and September 30, 2016.

As of September 29, 2017 and June 30, 2017, the Company had accounts payable balances due to Flash Ventures of $226 million and $206 million, respectively.

The Company’s maximum reasonably estimable loss exposure (excluding lost profits) as a result of its involvement with Flash Ventures, based upon the Japanese yen to U.S. dollar exchange rate at September 29, 2017, is presented below. Investments in Flash Ventures are denominated in Japanese yen and the maximum possible loss exposure excludes any cumulative translation adjustment due to revaluation from the Japanese yen to the U.S. dollar.

September 29, 2017

Notes receivable	$885
Equity investments	577
Operating lease guarantees	1,022
Inventory	202
Maximum estimable loss exposure	$2,686

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

The following table presents the Company’s portion of the remaining guarantee obligations under the Flash Ventures’ lease facilities in both Japanese yen and U.S. dollar-equivalent, based upon the Japanese yen to U.S. dollar exchange rate as of September 29, 2017.

	Lease Amounts
	(Japanese yen, in billions)	(U.S. dollar, in millions)
Total guarantee obligations	¥115	$1,022

The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the end of the term of the Flash Ventures lease agreements, in annual installments as of September 29, 2017 in U.S. dollars, based upon the Japanese yen to U.S. dollar exchange rate as of September 29, 2017:

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
	(in millions)
Year 1	$275	$10	$285
Year 2	190	34	224
Year 3	184	82	266
Year 4	96	76	172
Year 5	29	46	75
Total guarantee obligations	$774	$248	$1,022

The Company and Toshiba have agreed to mutually contribute to, and indemnify each other and Flash Ventures for, environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances. The Company has not made any indemnification payments, nor recorded any indemnification receivables, under any such agreements. As of September 29, 2017, no amounts have been accrued in the Condensed Consolidated Financial Statements with respect to these indemnification agreements.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 9.	Shareholders’ Equity

Stock-based Compensation Expense

The following tables present the Company’s stock-based compensation for equity-settled awards by type and financial statement line as well as the related tax benefit included in the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended
	September 29, 2017	September 30, 2016
	(in millions)
Options	$7	$12
Restricted and performance stock units	83	79
Employee stock purchase plan	7	8
Subtotal	97	99
Tax benefit	(24)	(25)
Total	$73	$74

	Three Months Ended
	September 29, 2017	September 30, 2016
	(in millions)
Cost of revenue	$13	$13
Research and development	44	44
Selling, general and administrative	40	42
Subtotal	97	99
Tax benefit	(24)	(25)
Total	$73	$74

Compensation cost related to unvested stock options, restricted stock unit awards (“RSU”), performance-based restricted stock unit awards (“PSU”) and the Company’s Employee Stock Purchase Plan (“ESPP”) will generally be amortized on a straight-line basis over the remaining average service period. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of September 29, 2017.

	Unamortized Compensation Costs	Weighted Average Service Period
	(in millions)	(years)
Options	$46	2.3
RSUs and PSUs (1)	662	2.4
ESPP	23	0.7
Total unamortized compensation cost	$731

(1) Weighted average service period assumes the performance metrics are met for the PSUs.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Plan Activities

Stock Options

The following table summarizes stock option activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Options outstanding at June 30, 2017	7.4	$58.14
Exercised	(0.5)	41.12		$21
Canceled or expired	(0.1)	71.99
Options outstanding at September 29, 2017	6.8	$59.06	4.3	$204
Exercisable at September 29, 2017	3.8	$61.96	3.4	$106

RSU and PSU

The following table summarizes RSU and PSU activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value at Vest Date
	(in millions)		(in millions)
RSUs and PSUs outstanding at June 30, 2017	13.7	$45.01
Granted	3.7	83.05
Vested	(2.1)	55.51	$182
Forfeited	(0.3)	45.17
RSUs and PSUs outstanding at September 29, 2017	15.0	$52.67

RSUs and PSUs are generally settled in an equal number of shares of the Company’s common stock at the time of vesting of the units.

Stock Repurchase Program

The Company’s Board of Directors (the “Board”) has authorized $5.00 billion for the repurchase of the Company’s common stock. The stock repurchase program is effective until February 3, 2020. The Company did not repurchase any shares of common stock during the three months ended September 29, 2017. The remaining amount available to be purchased under the Company’s stock repurchase program as of September 29, 2017 was $2.10 billion.

Dividends to Shareholders

On September 13, 2012, the Company announced that the Board had authorized the adoption of a quarterly cash dividend policy. Under the cash dividend policy, holders of the Company’s common stock receive dividends when and as declared by the Board.

On August 2, 2017, the Board declared a cash dividend of $0.50 per share of the Company’s common stock. The cash dividend aggregating $148 million was paid on October 16, 2017 to the Company’s shareholders of record as of September 29, 2017. On November 1, 2017, the Board declared a cash dividend of $0.50 per share to shareholders of record as of December 29, 2017, which will be paid on January 16, 2018. The Company may modify, suspend or cancel its cash dividend policy in any manner and at any time.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 10.	Income Tax Expense

The following table presents the Company’s income tax expense and the effective tax rate:

	Three Months Ended
	September 29, 2017	September 30, 2016
	(in millions)
Income (loss) before taxes	$710	$(271)
Income tax expense	$29	$95
Effective tax rate	4%	(35)%

The primary drivers for the difference between the effective tax rate for the three months ended September 29, 2017 and the U.S. Federal statutory rate of 35% are windfall benefits related to vesting and exercises of stock-based awards and the current year generation of tax credits and tax holidays in Malaysia, Philippines, Singapore and Thailand that expire at various dates during fiscal years 2018 through 2030. The windfall tax benefits are a result of the adoption of ASU 2016-09, which requires the Company to now recognize $22 million of windfall tax benefits related to vesting and exercises of stock-based awards as a component of its income tax expense for the three months ended September 29, 2017. The windfall tax benefits for the three months ended September 30, 2016 were recorded within stockholders’ equity.

Income tax expense for the three months ended September 30, 2016 is attributable to discrete effects consisting of income tax expense from the integration of SanDisk Corporation (“SanDisk”) of $90 million and a valuation allowance on acquired tax attributes of $109 million, partially offset by income tax benefit from deductible debt issuance costs, debt discounts and prepayment fees from the debt extinguishment of $96 million and from decreases in the Company’s liability for unrecognized tax benefits due to lapses in the statute of limitations of $8 million. The primary drivers for the difference between the effective tax rate for the three months ended September 30, 2016 and the U.S. Federal statutory rate of 35% are these discrete items and the current year generation of tax credits and tax holidays in Malaysia, Philippines, Singapore and Thailand that expire at various dates during fiscal years 2018 through 2030.

During the three months ended September 29, 2017, the Company recorded no change in its liability for unrecognized tax benefits (excluding accrued interest and penalties). As of September 29, 2017, the Company’s liability for unrecognized tax benefits (excluding accrued interest and penalties) was approximately $522 million. Accrued interest and penalties related to unrecognized tax benefits as of September 29, 2017 was $92 million.

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

The Company believes that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. If any issues addressed in the Company’s tax examinations are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of September 29, 2017, it is not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of the Company’s liability for unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of the Company’s tax returns.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 11.	Net Income (Loss) Per Common Share

The following table presents the computation of basic and diluted income (loss) per common share:

	Three Months Ended
	September 29, 2017	September 30, 2016
	(in millions, except per share data)
Net income (loss)	$681	$(366)
Weighted average shares outstanding:
Basic	295	285
Employee stock options, RSUs, PSUs and ESPP	11	—
Diluted	306	285
Income (loss) per common share
Basic	$2.31	$(1.28)
Diluted	$2.23	$(1.28)
Anti-dilutive potential common shares excluded(1)	2	5

(1)	For purposes of computing diluted income (loss) per common share, certain potentially dilutive securities have been excluded from the calculation because their effect would have been anti-dilutive.

The Company computes basic income (loss) per common share using net income (loss) and the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is computed using net income (loss) and the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include dilutive outstanding employee stock options, RSUs and PSUs, and rights to purchase shares of common stock under the Company’s ESPP.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 12.	Employee Termination, Asset Impairment and Other Charges

The Company recorded the following charges related to employee terminations benefits, asset impairment, and other charges:

	Three Months Ended
	September 29, 2017	September 30, 2016
	(in millions)
Employee termination and other charges:
Restructuring Plan 2016	$45	$27
Closure of Foreign Manufacturing Facility	—	4
Business Realignment	7	37
Total employee termination and other charges	$52	$68

Restructuring Plan 2016

In 2016, the Company initiated a set of actions relating to the restructuring plan associated with the integration of substantial portions of its HGST and WD subsidiaries (“Restructuring Plan 2016”). Restructuring Plan 2016 consists of asset and footprint reduction, product road map consolidation and organization rationalization. In addition to the amounts recognized under Restructuring Plan 2016 as presented above, the Company recognized $5 million and $26 million of accelerated depreciation on facility assets in cost of revenue during the three months ended September 29, 2017 and September 30, 2016, respectively. The Company expects Restructuring Plan 2016 to be substantially completed by the end of calendar year 2017.

The following table presents an analysis of the components of the activity against the reserve during the three months ended September 29, 2017:

	Employee Termination Benefits	Contract Termination and Other	Total
	(in millions)
Accrual balance at June 30, 2017	$11	$2	$13
Charges	36	9	45
Cash payments	(8)	(6)	(14)
Accrual balance at September 29, 2017	$39	$5	$44

Business Realignment

The Company periodically incurs charges as part of the integration process of recent acquisitions and to realign its operations with anticipated market demand. The following table presents an analysis of the components of the activity against the reserve:

	Employee Termination Benefits	Contract Termination and Other	Total
	(in millions)
Accrual balance at June 30, 2017	$18	$5	$23
Charges	4	3	7
Cash payments	(4)	(1)	(5)
Accrual balance at September 29, 2017	$18	$7	$25

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 13.	Legal Proceedings

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

Antitrust

In July 2010, Samsung Electronics Co., Ltd. (“Samsung”) filed an action against Panasonic Corporation (“Panasonic”) and SD-3C LLC (“SD-3C”) with the U.S. District Court for the Northern District of California, alleging that the defendants violated federal antitrust laws and California antitrust and unfair competition laws relating to the licensing practices and operations of SD-3C. The complaint seeks damages, restitution, injunctive and declaratory relief, and fees and costs. SanDisk is not a defendant in this case, but it established SD-3C along with Panasonic and Toshiba, and the complaint includes various factual allegations concerning SanDisk. As a member of SD-3C, SanDisk could be responsible for a portion of any monetary award. Other requested relief, if granted, could result in a loss of revenue to SanDisk. In November 2015, the defendants filed a motion to dismiss. In September 2016, the District Court stayed the litigation pending the outcome of an ongoing arbitration between Samsung and Toshiba. The District Court denied the motion to dismiss without prejudice to refiling after the stay is lifted. The arbitration between Samsung and Toshiba was concluded in May 2017. In October 2017, the District Court issued an order directing Samsung and Toshiba to seek clarification from the arbitration panel regarding certain aspects of its decision.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In March 2011, a complaint was filed against SanDisk, SD-3C, Panasonic, Panasonic Corporation of North America, Toshiba and Toshiba America Electronic Components, Inc. with the U.S. District Court for the Northern District of California. The lawsuit purports to be on behalf of a nationwide class of indirect purchasers of SD cards. The complaint asserts claims under federal antitrust laws and California antitrust and unfair competition laws, as well as common law claims. The complaint seeks damages, restitution, injunctive relief, and fees and costs. The plaintiffs allege that the defendants conspired to artificially inflate the royalty costs associated with manufacturing SD cards, which in turn allegedly caused the plaintiffs to pay higher prices for SD cards. The allegations are similar to and incorporate allegations in Samsung Electronics Co., Ltd. v. Panasonic Corp., et al., described above. In November 2015, the defendants filed a motion to dismiss the plaintiffs’ federal law claims. In October 2016, the District Court granted the defendants’ motion with leave to amend and the defendants filed a motion to dismiss the plaintiffs’ remaining claims. Discovery is presently stayed until after completion of the pleading stage. The Company intends to defend itself vigorously in this matter.

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

Toshiba Matters

Toshiba litigation against the Company

In July 2017, the Company received a petition for provisional disposition that was filed by Toshiba and Toshiba Memory Corporation in the Tokyo District Court. The petition alleges that the Company has engaged in acts of defamation and wrongful acquisition and use of trade secrets in violation of the Unfair Competition Prevention Act. The petition requests injunctive relief.

In August 2017, the Company received a complaint filed by Toshiba and Toshiba Memory Corporation in the Tokyo District Court seeking a permanent injunction and damages of 120 billion Japanese yen. The complaint is based on the same allegations as the petition for provisional disposition. The Company intends to defend itself vigorously in these matters.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

SanDisk litigation against Toshiba

In May 2017, several of the Company’s SanDisk subsidiaries (the “SanDisk Subsidiaries”) filed a request for arbitration with the ICC International Court of Arbitration seeking an order requiring Toshiba to unwind the transfer of its interests in Flash Ventures to its affiliate, Toshiba Memory Corporation, and injunctive relief preventing Toshiba from further breaching the Flash Ventures agreements in violation of the SanDisk Subsidiaries’ consent rights. In June 2017, the SanDisk Subsidiaries sought preliminary injunctive relief in the Superior Court of the State of California for the County of San Francisco in aid of that arbitration. Among other things, SanDisk asked the Superior Court to prevent Toshiba from transferring its interests in Flash Ventures until the SanDisk Subsidiaries could seek injunctive relief in the arbitration to prevent a transfer. In July 2017, the Superior Court entered a stipulated order requiring Toshiba to give the SanDisk Subsidiaries at least 14 days’ advance notice of any transfer to a third party involving Toshiba’s interests in Flash Ventures, in order to ensure that the issue is preserved for arbitration. In October 2017, the ICC International Court of Arbitration confirmed the three-member arbitral panel that will decide the arbitration matter.

In July 2017, SanDisk LLC filed a request for arbitration with the ICC International Court of Arbitration against Toshiba seeking damages and injunctive relief for, among other things, blocking certain employees of SanDisk’s affiliates from accessing shared databases regarding Flash Ventures and from refusing to ship certain engineering wafers and samples to SanDisk’s affiliates in breach of the agreements governing the joint venture. SanDisk LLC also sought injunctive relief, a preliminary injunction and a temporary restraining order (“TRO”), in aid of that arbitration from the Superior Court of the State of California for the County of San Francisco. On July 11, 2017, the Superior Court granted a TRO in favor of SanDisk. Toshiba filed a notice of appeal, and on July 18, 2017, the California Court of Appeal, First Appellate District, issued a temporary stay of the TRO while it reviewed Toshiba’s petition for a permanent stay of the TRO pending appeal. On July 24, 2017, SanDisk LLC amended its request for arbitration to, among other things, add Toshiba Memory Corporation as a defendant. On August 2, 2017, the Court of Appeal denied Toshiba’s petition for a permanent stay of the TRO and dissolved the temporary stay. On August 14, 2017, the Superior Court granted SanDisk’s request for a preliminary injunction. On August 18, 2017, Toshiba withdrew its appeal of the TRO, and filed a notice of appeal of the preliminary injunction. In October 2017, the ICC International Court of Arbitration confirmed the three-member arbitral panel that will decide the arbitration matter.

In September 2017, the SanDisk Subsidiaries filed a request for arbitration with the ICC International Court of Arbitration against Toshiba in relation to Toshiba's announced decision to invest unilaterally in manufacturing equipment for the Fab 6 clean room at the joint venture operations in Yokkaichi, Japan. The SanDisk Subsidiaries seek, among other things, a permanent injunction preventing Toshiba from making unilateral investments in capacity expansions and conversions for 3‑dimensional (“3D”) NAND technology, which we refer to as BiCS 3D NAND-flash memory, including investments in manufacturing equipment for Fab 6, without first complying with its obligations with respect to giving the SanDisk Subsidiaries the opportunity to make comparable investments.

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

The Company has recorded an accrual for German copyright levies in an amount that is not material to the Company’s financial position, results of operations or cash flows; however, it is reasonably possible that the Company could incur losses totaling up to $166 million, inclusive of amounts accrued, if it does not prevail in this matter.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 14.	Separate Financial Information of Guarantor Subsidiaries

The Company’s 10.500% senior unsecured notes due 2024 (“Unsecured Notes”) are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, subject to certain customary guarantor release conditions, by the WD Guarantors (or the “Guarantor Subsidiaries”). The guarantee by a Guarantor Subsidiary will be released in the event of (i) the designation of a Guarantor Subsidiary as an unrestricted subsidiary under the indenture governing the Unsecured Notes, (ii) the release of a Guarantor Subsidiary from its guarantee of indebtedness under the Credit Agreement or other indebtedness that would have required the Guarantor Subsidiary to guarantee the Unsecured Notes, (iii) the sale, issuance or other disposition of capital stock of a Guarantor Subsidiary such that it is no longer a restricted subsidiary under the indenture governing the Unsecured Notes, (iv) the sale of all or substantially all of a Guarantor Subsidiary’s assets, (v) the Company’s exercise of its defeasance options under the indenture governing the Unsecured Notes, (vi) the dissolution or liquidation of a Guarantor Subsidiary or (vii) the sale of all the equity interest in a Guarantor Subsidiary. The Company’s other domestic subsidiaries and its foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) do not guarantee the Unsecured Notes. The following condensed consolidating financial information reflects the summarized financial information of Western Digital Corporation (“Parent”), the Guarantor Subsidiaries on a combined basis, and the Non-Guarantor Subsidiaries on a combined basis.

For more information regarding the Unsecured Notes, refer to Note 6, Debt.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of September 29, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$265	$1,016	$5,605	$—	$6,886
Short-term investments	—	—	35	—	35
Accounts receivable, net	—	1,275	826	—	2,101
Intercompany receivables	1,537	2,748	2,152	(6,437)	—
Inventories	—	1,120	1,506	(324)	2,302
Other current assets	4	337	271	(116)	496
Total current assets	1,806	6,496	10,395	(6,877)	11,820
Property, plant and equipment, net	—	1,118	1,930	—	3,048
Notes receivable and investments in Flash Ventures	—	—	1,462	—	1,462
Goodwill	—	387	9,686	—	10,073
Other intangible assets, net	—	48	3,497	—	3,545
Investments in consolidated subsidiaries	19,759	18,152	—	(37,911)	—
Loans due from consolidated affiliates	4,400	16	—	(4,416)	—
Other non-current assets	50	601	391	(485)	557
Total assets	$26,015	$26,818	$27,361	$(49,689)	$30,505

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$248	$1,818	$—	$2,066
Accounts payable to related parties	—	—	226	—	226
Intercompany payables	461	4,125	1,851	(6,437)	—
Accrued expenses	394	416	461	—	1,271
Accrued compensation	—	281	187	—	468
Accrued warranty	—	2	178	—	180
Current portion of long-term debt	258	—	—	—	258
Total current liabilities	1,113	5,072	4,721	(6,437)	4,469
Long-term debt	12,843	—	30	—	12,873
Loans due to consolidated affiliates	—	546	3,870	(4,416)	—
Other liabilities	—	1,177	527	(600)	1,104
Total liabilities	13,956	6,795	9,148	(11,453)	18,446
Total shareholders’ equity	12,059	20,023	18,213	(38,236)	12,059
Total liabilities and shareholders’ equity	$26,015	$26,818	$27,361	$(49,689)	$30,505

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of June 30, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$18	$1,212	$5,124	$—	$6,354
Short-term investments	—	—	24	—	24
Accounts receivable, net	—	1,247	701	—	1,948
Intercompany receivables	1,225	2,528	622	(4,375)	—
Inventories	—	1,133	1,494	(286)	2,341
Other current assets	4	158	221	6	389
Total current assets	1,247	6,278	8,186	(4,655)	11,056
Property, plant and equipment, net	—	1,124	1,909	—	3,033
Notes receivable and investments in Flash Ventures	—	—	1,340	—	1,340
Goodwill	—	331	9,683	—	10,014
Other intangible assets, net	—	11	3,812	—	3,823
Investments in consolidated subsidiaries	19,082	17,588	—	(36,670)	—
Loans due from consolidated affiliates	4,700	16	—	(4,716)	—
Other non-current assets	51	723	419	(599)	594
Total assets	$25,080	$26,071	$25,349	$(46,640)	$29,860

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$257	$1,887	$—	$2,144
Accounts payable to Flash Ventures	—	—	206	—	206
Intercompany payables	270	4,039	66	(4,375)	—
Accrued expenses	270	360	439	—	1,069
Accrued compensation	—	313	193	—	506
Accrued warranty	—	4	182	—	186
Current portion of long-term debt	233	—	—	—	233
Total current liabilities	773	4,973	2,973	(4,375)	4,344
Long-term debt	12,889	—	29	—	12,918
Loans due to consolidated affiliates	—	546	4,170	(4,716)	—
Other liabilities	—	1,243	530	(593)	1,180
Total liabilities	13,662	6,762	7,702	(9,684)	18,442
Total shareholders’ equity	11,418	19,309	17,647	(36,956)	11,418
Total liabilities and shareholders’ equity	$25,080	$26,071	$25,349	$(46,640)	$29,860

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the three months ended September 29, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Revenue, net	$—	$3,710	$5,081	$(3,610)	$5,181
Cost of revenue	—	3,200	3,647	(3,579)	3,268
Gross profit	—	510	1,434	(31)	1,913
Operating expenses:
Research and development	—	381	211	—	592
Selling, general and administrative	2	258	104	—	364
Intercompany operating expense (income)	—	(400)	400	—	—
Employee termination, asset impairment, and other charges	—	11	41	—	52
Total operating expenses	2	250	756	—	1,008
Operating income (loss)	(2)	260	678	(31)	905
Interest and other income (expense):
Interest income	81	2	14	(81)	16
Interest expense	(204)	(6)	(76)	81	(205)
Other income (expense), net	(8)	11	(9)	—	(6)
Total interest and other income (expense), net	(131)	7	(71)	—	(195)
Income (loss) before taxes	(133)	267	607	(31)	710
Income tax expense (benefit)	(57)	54	32	—	29
Equity in earnings from subsidiaries	757	592	—	(1,349)	—
Net income	$681	$805	$575	$(1,380)	$681

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the three months ended September 30, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Revenue, net	$—	$3,698	$4,293	$(3,277)	$4,714
Cost of revenue	—	3,065	3,553	(3,239)	3,379
Gross profit	—	633	740	(38)	1,335
Operating expenses:
Research and development	—	441	198	—	639
Selling, general and administrative	1	274	121	—	396
Intercompany operating expense (income)	—	(351)	351	—	—
Employee termination, asset impairment, and other charges	—	49	19	—	68
Total operating expenses	1	413	689	—	1,103
Operating income (loss)	(1)	220	51	(38)	232
Interest and other income (expense):
Interest income	94	1	7	(97)	5
Interest expense	(228)	(5)	(100)	97	(236)
Other income (expense), net	(272)	1	(1)	—	(272)
Total interest and other expense, net	(406)	(3)	(94)	—	(503)
Income (loss) before taxes	(407)	217	(43)	(38)	(271)
Income tax expense (benefit)	(94)	5	184	—	95
Equity in earnings from subsidiaries	(53)	(227)	—	280	—
Net loss	$(366)	$(15)	$(227)	$242	$(366)

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the three months ended September 29, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Net income	$681	$805	$575	$(1,380)	$681
Other comprehensive loss, before tax:
Foreign currency translation adjustment	(4)	(4)	(4)	8	(4)
Net unrealized gain on derivative contracts	4	3	3	(6)	4
Net unrealized loss on available-for-sale securities	(1)	(1)	(1)	2	(1)
Total other comprehensive loss, before tax	(1)	(2)	(2)	4	(1)
Income tax benefit (expense) related to items of other comprehensive loss	—	—	(2)	2	—
Other comprehensive loss, net of tax	(1)	(2)	(4)	6	(1)
Total comprehensive income	$680	$803	$571	$(1,374)	$680

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the three months ended September 30, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Net loss	$(366)	$(15)	$(227)	$242	$(366)
Other comprehensive income, before tax:
Actuarial pension gain	5	5	5	(10)	5
Foreign currency translation adjustment	17	17	18	(35)	17
Net unrealized loss on derivative contracts	(4)	(4)	(4)	8	(4)
Total other comprehensive income, before tax	18	18	19	(37)	18
Income tax expense related to items of other comprehensive income	(6)	(7)	(8)	15	(6)
Other comprehensive income, net of tax	12	11	11	(22)	12
Total comprehensive loss	$(354)	$(4)	$(216)	$220	$(354)

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the three months ended September 29, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(6)	$145	$1,031	$(37)	$1,133
Cash flows from investing activities
Purchases of property, plant and equipment	—	(47)	(113)	—	(160)
Proceeds from the sale of property, plant and equipment	—	—	5	—	5
Acquisitions, net of cash acquired	—	(93)	—	—	(93)
Purchases of investments	—	(10)	(28)	—	(38)
Proceeds from sale of investments	—	—	14	—	14
Proceeds from maturities of investments	—	—	2	—	2
Notes receivable issuances to Flash Ventures	—	—	(229)	—	(229)
Notes receivable proceeds from Flash Ventures	—	—	98	—	98
Strategic investments and other, net	—	—	23	—	23
Advances from (to) parent and consolidated affiliates	60	(62)	—	2	—
Net cash provided by (used in) investing activities	60	(212)	(228)	2	(378)
Cash flows from financing activities
Issuance of stock under employee stock plans	20	—	—	—	20
Taxes paid on vested stock awards under employee stock plans	(61)	—	—	—	(61)
Dividends paid to shareholders	(147)	—	—	—	(147)
Settlement of debt hedge contracts	26	—	—	—	26
Repayment of debt	(62)	—	—	—	(62)
Intercompany loan from (to) consolidated affiliates	300	—	(300)	—	—
Change in investment in consolidated subsidiaries	117	(129)	(23)	35	—
Net cash provided by (used in) financing activities	193	(129)	(323)	35	(224)
Effect of exchange rate changes on cash	—	—	1	—	1
Net increase (decrease) in cash and cash equivalents	247	(196)	481	—	532
Cash and cash equivalents, beginning of year	18	1,212	5,124	—	6,354
Cash and cash equivalents, end of period	$265	$1,016	$5,605	$—	$6,886

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the three months ended September 30, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$181	$(96)	$580	$(225)	$440
Cash flows from investing activities
Purchases of property, plant and equipment	—	(67)	(117)	—	(184)
Proceeds from the sale of property, plant and equipment	—	—	1	—	1
Purchases of investments	—	—	(84)	—	(84)
Proceeds from sale of investments	—	—	39	—	39
Proceeds from maturities of investments	—	—	54	—	54
Investments in Flash Ventures	—	—	(20)	—	(20)
Notes receivable issuances to Flash Ventures	—	—	(127)	—	(127)
Notes receivable proceeds from Flash Ventures	—	—	120	—	120
Strategic investments and other, net	(1)	—	—	—	(1)
Intercompany loans from consolidated affiliates	770	40	—	(810)	—
Advances from consolidated affiliates	12	4	6	(22)	—
Net cash provided by (used in) investing activities	781	(23)	(128)	(832)	(202)
Cash flows from financing activities
Issuance of stock under employee stock plans	24	—	—	—	24
Taxes paid on vested stock awards under employee stock plans	(26)	—	—	—	(26)
Excess tax benefits from employee stock plans	28	—	—	—	28
Proceeds from acquired call option	—	—	61	—	61
Dividends paid to shareholders	(142)	—	—	—	(142)
Repayment of debt	(4,757)	(2,995)	(490)	—	(8,242)
Proceeds from debt	3,992	—	—	—	3,992
Debt issuance costs	(7)	—	—	—	(7)
Intercompany loan from (to) consolidated affiliates	—	(5,966)	5,156	810	—
Change in investment in consolidated subsidiaries	192	8,697	(9,136)	247	—
Net cash used in financing activities	(696)	(264)	(4,409)	1,057	(4,312)
Net increase (decrease) in cash and cash equivalents	266	(383)	(3,957)	—	(4,074)
Cash and cash equivalents, beginning of year	—	1,206	6,945	—	8,151
Cash and cash equivalents, end of period	$266	$823	$2,988	$—	$4,077

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws, and should be read in conjunction with the disclosures we make concerning risks and other factors that may affect our business and operating results. You should read this information in conjunction with the unaudited Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited Consolidated Financial Statements and notes thereto and Part II, Item 8, contained in our Annual Report on Form 10‑K for the fiscal year ended June 30, 2017. See also “Forward-Looking Statements” immediately prior to Part I, Item 1 in this Quarterly Report on Form 10-Q.

Unless otherwise indicated, references herein to specific years and quarters are to our fiscal years and fiscal quarters. As used herein, the terms “we,” “us,” “our,” and the “Company” refer to Western Digital Corporation and its subsidiaries.

Our Company

We are a leading developer, manufacturer and provider of data storage devices and solutions that address the evolving needs of the information technology (“IT”) industry and the infrastructure that enables the proliferation of data in virtually every industry. Our broad portfolio of technology and products address the following key markets: Data Center Devices and Solutions; Client Devices; and Client Solutions. We also generate license and royalty revenue related to our intellectual property (“IP”), which is included in each of these three categories.

Our fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Fiscal years 2018, which ends on June 29, 2018, and 2017, which ended on June 30, 2017, are both comprised 52 weeks, with all quarters presented consisting of 13 weeks.

Key Developments

Ventures with Toshiba

Through our strategic partnership with Toshiba Corporation (“Toshiba”), which consists of three separate legal entities: Flash Partners Ltd., Flash Alliance Ltd. and Flash Forward Ltd., collectively referred to as “Flash Ventures”, we and Toshiba currently operate three business ventures in 300-millimeter NAND-flash manufacturing facilities in Yokkaichi, Japan, which provide us leading-edge, cost-competitive NAND wafers for our end products. We are committed to the success of Flash Ventures and we intend to, and have been engaged in discussions with Toshiba to, jointly invest in a new wafer fab in Yokkaichi, Japan, to provide additional cleanroom space to support the continued conversion of 2D NAND capacity to 3D NAND, which we refer to as Fab 6.

Toshiba has announced significant losses related to its U.S. nuclear business and substantial doubt about its ability to continue as a going concern. Due to Toshiba’s financial condition, Toshiba’s working capital and access to credit and capital markets are severely limited. Toshiba could become unable to, or otherwise fail to, timely fund investments in Flash Ventures or our joint development efforts or fulfill its payment obligations to suppliers, which could harm Flash Ventures’ operations, our joint technology roadmap and supplier relationships. On September 28, 2017, Toshiba announced it had entered into a definitive agreement to sell its memory business, including its interest in Flash Ventures, to a consortium led by SK Hynix Inc. and Bain Capital that includes other competitors, as well as key customers. We have asserted our consent rights under the terms of the Flash Ventures agreements with respect to the transactions involving, among other things, the transfer of Toshiba’s interests in Flash Ventures. See Part I, Item 1, Note 13, Legal Proceedings, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a further discussion of these proceedings and other actions. For a discussion of risks associated with our business ventures with Toshiba, see Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10‑Q.

Results of Operations

First Quarter Overview

The following table sets forth, for the periods presented, selected summary information from our Condensed Consolidated Statements of Operations by dollars and percentage of net revenue(1):

	Three Months Ended
	September 29, 2017		September 30, 2016		% Change
	(in millions, except percentages)
Revenue, net	$5,181	100.0%	$4,714	100.0%	10%
Cost of revenue	3,268	63.1	3,379	71.7	(3)
Gross profit	1,913	36.9	1,335	28.3	43
Operating Expenses:
Research and development	592	11.4	639	13.6	(7)
Selling, general and administrative	364	7.0	396	8.4	(8)
Employee termination, asset impairment, and other charges	52	1.0	68	1.4	(24)
Total operating expenses	1,008	19.5	1,103	23.4	(9)
Operating income	905	17.5	232	4.9	290
Interest and other income (expense):
Interest income	16	0.3	5	0.1	220
Interest expense	(205)	(4.0)	(236)	(5.0)	(13)
Other expense, net	(6)	(0.1)	(272)	(5.8)	(98)
Total interest and other expense, net	(195)	(3.8)	(503)	(10.7)	(61)
Income (loss) before taxes	710	13.7	(271)	(5.7)	(362)
Income tax expense	29	0.6	95	2.0	(69)
Net income (loss)	$681	13.1	$(366)	(7.8)	(286)

(1)	Percentages may not total due to rounding.

The following table sets forth, for the periods presented, summary information regarding net revenues by geography and end market:

	Three Months Ended
	September 29, 2017	September 30, 2016
	(in millions, except exabytes and percentages)
Revenue, net	$5,181	$4,714

Revenues by Geography (%) (1)
Americas	26%	26%
Europe, Middle East and Africa	18	17
Asia	56	57

Revenues by End Market (%)
Client Devices	52%	50%
Data Center Devices & Solutions	26	29
Client Solutions	22	21

Exabytes Shipped	87	80

(1)	Percentages for the prior year have been revised to conform to the current year presentation.

Net Revenue.

Net revenue for the three months ended September 29, 2017 increased $467 million, or 10%, as compared to the same period in the prior year, reflecting a favorable demand environment and growth of our diversified product portfolio. Client Devices revenue increased 13% year-over-year, primarily driven by significant growth in embedded flash-based products and client solid state drives (“SSD”). Our revenue for Data Center Devices and Solutions was relatively flat year-over-year driven primarily by an increase in sales from our capacity enterprise hard disk drives (“HDD”) and enterprise SSD, partially offset by an expected decline in sales from our performance enterprise HDDs. Client Solutions revenue increased 16% year-over-year, primarily from our global retail brands in removable flash and other flash-based products.

For each of the three-month periods ended September 29, 2017 and September 30, 2016, no customer accounted for 10% or more of our net revenue. For the three months ended September 29, 2017 and September 30, 2016, our top 10 customers accounted for 42% and 43% of our net revenue, respectively.

Changes in the net revenue by geography generally reflect normal fluctuations in market demand and competitive dynamics.

Consistent with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. For the three months ended September 29, 2017 and September 30, 2016, these programs represented 8% and 13% of gross revenues, respectively. The decrease in sales incentive and marketing programs year-over-year reflects lower incentive programs offered primarily due to increased demand for our products. The amounts attributed to our sales incentive and marketing programs also generally vary according to several factors including industry conditions, list pricing strategies, seasonal demand, competitor actions, channel mix and overall availability of products. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue.

Gross Profit and Gross Margin.

Gross profit for the three months ended September 29, 2017 increased $578 million, or 43%, as compared to the same period in the prior year. Gross margin was 36.9% for the three months ended September 29, 2017, as compared to 28.3% for the same period in the prior year. The increase in gross margin was primarily due to a favorable demand environment for flash-based products, improvements in our production costs from technology transitions and a higher mix of flash-based product revenue. Gross profit was negatively impacted by amortization expense on acquired intangible assets, stock-based compensation, charges related to the implementation of cost-saving initiatives and other charges, which aggregated $279 million, or 5.4%, of revenue, for the three months ended September 29, 2017, and $251 million, or 5.3%, of revenue, for the three months ended September 30, 2016.

Operating Expenses

Research and development (“R&D”) expense for the three months ended September 29, 2017 decreased $47 million, or 7%, from the same period in the prior year, primarily due to the synergies from the integration of development activities across the combined companies and lower variable compensation. The three months ended September 29, 2017 also included aggregate charges of $47 million related to stock-based compensation expenses, charges related to the implementation of cost-saving initiatives, acquisition-related charges and other discrete charges, compared to $53 million for the three months ended September 30, 2016 related to such charges.

Selling, general and administrative (“SG&A”) expense for the three months ended September 29, 2017 decreased $32 million, or 8%, from the same period in the prior year, primarily due to lower variable compensation partially offset by higher costs related to our recent acquisitions and legal expenses. The three months ended September 29, 2017 also included aggregate charges of $90 million related to stock-based compensation expenses, amortization expense on acquired intangible assets, charges related to the implementation of cost-saving initiatives, acquisition-related charges and other discrete charges, compared to $119 million for the three months ended September 30, 2016 related to such charges.

Employee termination and other charges for the three months ended September 29, 2017 decreased $16 million, or 24%, from the same period in the prior year. The charges in 2017 primarily related to further actions associated with the integration and business realignment of substantial portions of our business. For additional information regarding employee termination, asset impairment and other charges, see Part I, Item 1, Note 12, Employee Termination, Asset Impairment and Other Charges, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q.

Interest and Other Income (Expense)

Total interest and other expense, net for the three months ended September 29, 2017 decreased $308 million from the same period in the prior year, primarily due to the loss on extinguishment of debt of $266 million recognized in the prior year, lower interest expense of $31 million resulting from reductions in the principal amount of debt and lower interest rates on our current term loans, and higher interest income of $11 million related to increased investments.

Income Tax Expense

The following table sets forth income tax information from our Consolidated Statement of Operations by dollar and effective tax rate.

	Three Months Ended
	September 29, 2017	September 30, 2016
	(in millions, except percentages)
Income (loss) before taxes	$710	$(271)
Income tax expense	29	95
Effective tax rate	4%	(35)%

Income tax expense was $29 million for the three months ended September 29, 2017, as compared to $95 million for the three months ended September 30, 2016. Income tax expense as a percentage of income before taxes was 4% for the three months ended September 29, 2017, as compared to negative 35% in the prior year period.

The primary drivers for the difference between the effective tax rate for the three months ended September 29, 2017 and the U.S. Federal statutory rate of 35% are windfall benefits related to vesting and exercises of stock-based awards and the current year generation of tax credits and tax holidays in Malaysia, Philippines, Singapore and Thailand that expire at various dates during fiscal years 2018 through 2030. The windfall tax benefits are a result of the adoption of ASU 2016-09, which requires the Company to now recognize $22 million of windfall tax benefits related to vesting and exercises of stock-based awards as a component of its income tax expense for the three months ended September 29, 2017. The windfall tax benefits for the three months ended September 30, 2016 were recorded within stockholders’ equity.

Income tax expense for the three months ended September 30, 2016 is attributable to discrete effects consisting of income tax expense from the integration of SanDisk of $90 million and a valuation allowance on acquired tax attributes of $109 million, partially offset by income tax benefit from deductible debt issuance costs, debt discounts and prepayment fees from the debt extinguishment of $96 million and from decreases in our liability for unrecognized tax benefits due to lapses in the statute of limitations of $8 million. The primary drivers for the difference between the effective tax rate for the three months ended September 30, 2016 and the U.S. Federal statutory rate of 35% are these discrete items and the current year generation of tax credits and tax holidays in Malaysia, Philippines, Singapore and Thailand that expire at various dates during fiscal years 2018 through 2030.

For additional information regarding income tax expense (benefit), see Part I, Item 1, Note 10, Income Tax Expense, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q.

Liquidity and Capital Resources

The following table summarizes our statements of cash flows:

	Three Months Ended
	September 29, 2017	September 30, 2016
	(in millions)
Net cash provided by (used in):
Operating activities	$1,133	$440
Investing activities	(378)	(202)
Financing activities	(224)	(4,312)
Effect of exchange rate changes on cash	1	—
Net increase (decrease) in cash and cash equivalents	$532	$(4,074)

We believe our current cash, cash equivalents and cash generated from operations as well as our available credit facilities will be sufficient to meet our working capital, debt, dividend and capital expenditure needs for at least the next twelve months. Our ability to sustain our working capital position is subject to a number of risks that we discuss in Part II, Item 1A, Risk Factors, in this Quarterly Report on Form 10‑Q.

During 2018, we expect cash used for purchases of property, plant and equipment and net activity in notes receivable and equity investments relating to Flash Ventures to be approximately $1.50 billion to $1.90 billion. The total expected cash to be used could vary depending on the timing and completion of various capital projects and the availability, timing and terms of related financing.

A total of $5.49 billion and $4.99 billion of our cash and cash equivalents was held outside of the U.S. as of September 29, 2017 and June 30, 2017, respectively. Our current plans anticipate we can meet our U.S. cash needs while continuing to permanently reinvest the undistributed earnings of our foreign subsidiaries. In the event the reinvested earnings of our foreign subsidiaries are distributed to the U.S., such a distribution could result in the accrual and payment of additional U.S. taxes.

Operating Activities

Cash flow from operating activities primarily consists of net income, adjusted for non-cash charges, plus or minus changes in other operating assets and liabilities. This represents our principal source of cash. Net cash used for changes in other operating assets and liabilities was $236 million for the three months ended September 29, 2017, as compared to net cash used for changes in other operating assets and liabilities of $205 million for the three months ended September 30, 2016.

Changes in our other operating assets and liabilities is largely affected by our working capital requirements which is dependent on the effective management of our cash conversion cycle. Our cash conversion cycle measures how quickly we can convert our products into cash through sales. The cash conversion cycles were as follows:

	Three Months Ended
	September 29, 2017	September 30, 2016
	(in days)
Days sales outstanding	37	39
Days in inventory	64	57
Days payables outstanding	(64)	(58)
Cash conversion cycle	37	38

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

For the three months ended September 29, 2017, DSO decreased by 2 days over the prior year, primarily reflecting routine variations in the timing of customer receipts. DIO increased by 7 days over the prior year, primarily reflecting short-term build-up of inventory to maintain supply as we close certain facilities and transition production. DPO increased by 6 days over the prior year, primarily reflecting routine variations in timing of purchases and payments during the period.

Investing Activities

Net cash used in investing activities for the three months ended September 29, 2017 primarily consisted of $160 million of capital expenditures, a net $131 million increase in notes receivable issuances to and investments in Flash Ventures, and $93 million for acquisitions. Net cash used in investing activities for the three months ended September 30, 2016 primarily consisted of $184 million of capital expenditures and a $27 million net increase in notes receivable issuances to Flash Ventures.

Our cash equivalents are primarily invested in money market funds that invest in U.S. Treasury securities and U.S. Government agency securities as well as bank certificates of deposit. In addition, we invest directly in U.S. Treasury securities, U.S. and International Government agency securities, certificates of deposit, asset-backed securities and corporate and municipal notes and bonds.

Financing Activities

Net cash used in financing activities for the three months ended September 29, 2017 primarily consisted of $147 million to pay dividends on our common stock, $62 million to repay debt, and a net $41 million used for employee stock plans, partially offset by proceeds of $26 million from the settlement of debt hedge contracts. Net cash used in financing activities for the three months ended September 30, 2016 consisted of $8.24 billion to repay debt, $142 million to pay dividends on our common stock, partially offset by $3.99 billion of proceeds from debt, net of issuance costs, $61 million of proceeds from call options, and a net $26 million provided by employee stock plans.

Off-Balance Sheet Arrangements

Other than the commitments related to Flash Ventures, facility lease commitments incurred in the normal course of business and certain indemnification provisions (see “Contractual Obligations and Commitments” below), we do not have any other material off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets, or any other obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not included in the Condensed Consolidated Financial Statements. Additionally, we do not have an interest in, or relationships with, any special-purpose entities. For additional information regarding our off-balance sheet arrangements, see Part I, Item 1, Note 8, Commitments, Contingencies and Related Parties, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q.

Short and Long-term Liquidity

Contractual Obligations and Commitments

The following is a summary of our known contractual cash obligations and commercial commitments as of September 29, 2017:

	Total	1 Year (Remaining 9 months of 2018)	2-3 Years (2019-2020)	4-5 Years (2021-2022)	More than 5 Years (Beyond 2022)
	(in millions)
Long-term debt, including current portion	$13,327	$185	$803	$3,279	$9,060
Interest on debt	4,253	570	1,498	1,346	839
Flash Ventures and other related commitments(1)	7,146	2,581	2,678	1,473	414
Operating leases	176	40	78	40	18
Purchase obligations	1,791	1,726	65	—	—
Total	$26,693	$5,102	$5,122	$6,138	$10,331

(1)
Includes reimbursement for depreciation and lease payments on owned and committed equipment, funding commitments for loans and equity investments and reimbursement for other committed expenses, including R&D. Funding commitments assume no additional operating lease guarantees. Additional operating lease guarantees can reduce funding commitments.

Debt

See Part I, Item 1, Note 6, Debt, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q for information regarding our indebtedness, including the principal repayment terms, interest rates, covenants and other key terms.

Interest Rate Swap

We have entered into interest rate swap agreements to moderate our exposure to fluctuations in interest rates underlying our variable rate debt. For a description of our current interest rate swaps, see Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk and Part I, Item 1, Note 5, Derivative Instruments and Hedging Activities, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q.

Flash Ventures

Flash Ventures sells and leases back from a consortium of financial institutions a portion of its tools and has entered into equipment lease agreements of which we guarantee half of the total outstanding obligations. The lease agreements contain customary covenants for Japanese lease facilities. In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, the lease agreements contain acceleration clauses for certain events of default related to the guarantors, including us. As of September 29, 2017, we were in compliance with all covenants under these Japanese lease facilities. See Part I, Item 1, Note 8, Commitments, Contingencies and Related Parties, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q for information regarding Flash Ventures.

Foreign Exchange Contracts

We purchase foreign exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. For a description of our current foreign exchange contract commitments, see Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk and Part I, Item 1, Note 5, Derivative Instruments and Hedging Activities, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q.

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

Unrecognized Tax Benefits

As of September 29, 2017, the amount of unrecognized tax benefits, including related accrued interest and penalties, was $614 million, of which $497 million could result in potential cash payments. We are not able to provide a reasonable estimate of the timing of future tax payments related to these obligations. For additional information regarding our total tax liability for unrecognized tax benefits, see Part I, Item 1, Note 10, Income Tax Expense, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q.

Cash Dividend

Since the first quarter of 2013, we have issued a quarterly cash dividend. On August 2, 2017, we declared a cash dividend of $0.50 per share of our common stock to our shareholders of record as of September 29, 2017. The cash dividend of $148 million was paid on October 16, 2017.

On November 1, 2017, we declared a cash dividend of $0.50 per share of our common stock to our shareholders of record as of December 29, 2017, which will be paid on January 16, 2018. We may modify, suspend, or cancel our cash dividend policy in any manner and at any time.

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

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”). ASU 2016-16 removes the prohibition in the FASB Accounting Standards Codification (“ASC”) Topic 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The new standard is intended to reduce the complexity of accounting principles generally accepted in the United States (“U.S. GAAP”) and diversity in practice related to the tax consequences of certain types of intra-entity asset transfers, particularly those involving IP. The new standard is effective for fiscal years beginning after December 15, 2017, which for us is the first quarter of 2019. Early adoption is permitted. We are currently evaluating the impact ASU 2016-16 will have on our Consolidated Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 addresses certain cash flows issues regarding the classification of certain cash receipts and cash payments, which, among others, includes our disclosure requirement related to debt prepayment or extinguishment costs and distributions received from equity method investees. The new standard is effective for fiscal years beginning after December 15, 2017, which for us is the first quarter of 2019. Early adoption is permitted. We expect to adopt this standard in the first quarter of 2019. The adoption of this standard is not expected to have a material impact on our Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02, among other things, requires lessees to recognize a right-of-use asset and a lease liability for leases. We expect to adopt this standard in the first quarter of 2020. We are currently evaluating the impact ASU 2016-02 will have on our Consolidated Financial Statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 provides guidance related to accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments, including the requirement to measure certain equity investments at fair value with changes in fair value recognized in net income. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, which for us is the first quarter of 2019. Early adoption is not permitted. We are currently evaluating the impact ASU 2016-01 will have on our Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASC Topic 606”), which amends the guidance in former ASC Topic 605, “Revenue Recognition”, to provide a single, comprehensive revenue recognition model for all contracts with customers. ASC Topic 606 requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which an entity expects to be entitled in exchange for those goods or services. The new standard also requires entities to enhance disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The standard is effective beginning the first quarter of fiscal 2019, with early adoption permitted. The standard may be applied retrospectively to all prior periods presented (“full retrospective method”), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (“modified retrospective method”). Based on our preliminary plan, we intend to adopt the new standard beginning with the first quarter of 2019 using the modified retrospective method; however, we continue to assess this in connection with our entire project plan.

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

For a description of recently adopted accounting pronouncements, including the respective dates of adoption and effects on our results of operations and financial condition, see Part I, Item 1, Note 2, Recently Adopted Accounting Pronouncements, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q.

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

There have been no material changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10‑K for our fiscal year ended June 30, 2017. Please refer to Part II, Item 7 of our Annual Report on Form 10‑K for the fiscal year ended June 30, 2017 for a discussion of our critical accounting policies and estimates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Disclosure About Foreign Currency Risk

Although the majority of our transactions are in U.S. dollars, some transactions are based in various foreign currencies. We purchase short-term, foreign exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, liabilities and commitments for product costs and operating expenses denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on our results of operations. The contract maturity dates do not exceed 12 months. We do not purchase foreign exchange contracts for speculative or trading purposes. For additional information, see Part I, Item 1, Note 4, Fair Value Measurements and Investments and Note 5, Derivative Instruments and Hedging Activities of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q.

As of September 29, 2017, we had outstanding the foreign exchange contracts presented in the following table. The changes in fair values of these foreign exchange contracts would be largely offset in other income (expense) by corresponding changes in the fair values of the foreign currency denominated monetary assets and liabilities.

	Contract Amount	Weighted-Average Contract Rate (1)	Unrealized Gain (Loss)
	(in millions, except weighted-average contract rate)
British pound sterling	$33	0.76	$—
Euro	1,142	0.85	6
Japanese yen	1,628	111.07	(6)
Malaysian ringgit	155	4.33	3
Philippine peso	93	50.87	—
Singapore dollar	107	1.37	—
Thai baht	368	33.46	1
Total forward contracts	$3,526		$4

(1)	Expressed in units of foreign currency per U.S. dollar.

During the three months ended September 29, 2017 and September 30, 2016, total net realized transaction and foreign exchange contract currency gains and losses were not material to our Condensed Consolidated Financial Statements.

Notwithstanding our efforts to mitigate some foreign exchange risks, we do not hedge all of our foreign currency exposures, and there can be no assurance that our mitigating activities related to the exposures that we hedge will adequately protect us against risks associated with foreign currency fluctuations.

Disclosure About Other Market Risks

Variable Interest Rate Risk

Borrowings under our Term Loan A and our revolving credit facility bear interest at a rate per annum, at our option, of either an adjusted London Interbank Offered Rate (“LIBOR”) (subject to a 0.0% floor) plus an applicable margin of 1.75% or at a base rate plus an applicable margin of 0.75% (2.99% as of September 29, 2017). The applicable margin for the borrowings under our Term Loan A and our revolving credit facility will range, depending on our leverage, from 1.50% to 2.25% for LIBOR loans and from 0.50% to 1.25% for base rate loans.

Borrowings under the U.S. Term Loan B-2 tranche bear interest at a rate per annum, at our option, of an adjusted LIBOR, subject to a 0.75% floor, plus 2.75% or a base rate plus 1.75% (3.99% as of September 29, 2017). Borrowings under the Euro Term Loan B-2 tranche bear interest at a rate per annum, at our option, equal to an adjusted European Interbank Offer Rate (“EURIBOR”), subject to a 0.75% floor, plus 2.00% (2.75% as of September 29, 2017).

We have generally held a balance of fixed and variable rate debt. At September 29, 2017, 61% of the par value of our debt was at variable rates. To balance the portfolio, we entered into a pay-fixed interest rate swap on $1.00 billion notional amount, which effectively converts a portion of our term loan to fixed rates through May 2020. As of September 29, 2017, we had $8.07 billion of variable rate debt. After giving effect to the $1.00 billion of interest rate swaps, we effectively had $7.07 billion of long-term debt subject to variations in interest rates and a one percent increase in the variable rate of interest, subject to each loan’s specific floor, would increase annual interest expense by $60 million.

For additional information regarding our term loans and our interest rate swaps, see Part II, Item 8, Note 6, Debt, to the Consolidated Financial Statements included in our Annual Report on Form 10‑K for the fiscal year ended June 30, 2017.

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

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We are implementing an enterprise resource planning (“ERP”) system on a worldwide basis, which is expected to improve the efficiency of certain financial and related transaction processes. The gradual implementation is expected to occur in phases over the next several years. We have completed the implementation of certain processes, including the consolidation process, and have revised and updated the related controls. These changes did not materially affect our internal control over financial reporting in the most recently completed fiscal quarter. As we implement the remaining functionality under this ERP system over the next several years, we will continue to assess the impact on our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a description of our legal proceedings, see Part I, Item 1, Note 13, Legal Proceedings, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this item.

Item 1A.	Risk Factors

Our business, financial condition and operating results can be affected by a number of risks and uncertainties, whether currently known or unknown, any one or more of which could, directly or indirectly, cause our actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. The risks and uncertainties discussed below are not the only ones facing our business, but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business, financial condition, results of operations or the market price of our common stock.

The risks and uncertainties discussed below update and supersede the risks and uncertainties previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2017. We do not believe any of the changes constitute material changes to the risk factors previously disclosed in such prior Annual Report on Form 10-K.

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

Flash Ventures requires significant investments by both Toshiba and us for technology transitions, including the transition to 3D NAND, and capacity expansions. In March 2016, Toshiba announced plans to construct a new wafer fab in Yokkaichi, Japan, to provide additional cleanroom space to support the continued conversion of 2D NAND capacity to 3D NAND, and we intend to participate in that wafer fab, which we refer to as Fab 6. Although we have been engaged in discussions with Toshiba to extend Flash Ventures to Fab 6, there is no certainty as to when, and on what terms, we will participate with Toshiba in any investment in equipment for Fab 6, if at all. On August 3, 2017, Toshiba announced plans to make a unilateral investment in equipment for Yokkaichi fabs, including Fab 6. In response to that announcement, several of our SanDisk subsidiaries filed a request for arbitration with the ICC International Court of Arbitration on September 20, 2017. The arbitration demand seeks, among other things, a permanent injunction preventing Toshiba from making unilateral investments in manufacturing equipment for the fabs without first giving SanDisk the opportunity to make a comparable investment in 3D NAND capacity for Flash Ventures. Please see Part I, Item 1, Note 13, Legal Proceedings, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q for a further description of this proceeding. If the permanent injunction sought in the arbitration proceeding is not granted or we are otherwise unable to extend the joint venture partnership or continue to secure and invest in additional cleanroom space to support the continued 3D NAND transition, including by investments in Fab 6, our supply of captive NAND-flash memory could be adversely impacted, which could adversely affect our business and financial results.

Toshiba has announced significant losses related to its U.S. nuclear business and substantial doubt about its ability to continue as a going concern. Due to Toshiba’s financial condition, Toshiba’s working capital and access to credit and capital markets are severely limited. Toshiba could become unable to, or otherwise fail to, timely fund investments in Flash Ventures or our joint development efforts or fulfill its payment obligations to suppliers, which could harm Flash Ventures’ operations, our joint technology roadmap and supplier relationships. Lease financings guaranteed by both Toshiba and us are not currently available to Flash Ventures on favorable terms and we are pursuing alternative forms of financing to fund our share of investments, which might not continue to be accessible. To the extent that leasing financings for Flash Ventures are not available on favorable terms or at all, more cash would be required to fund investments. If Toshiba does not or we do not provide sufficient resources or have adequate access to credit, investments in Flash Ventures could be delayed or reduced.

On September 28, 2017, Toshiba announced it had entered into a definitive agreement to sell its memory business, including its interests in Flash Ventures, to a consortium led by SK Hynix Inc. and Bain Capital that includes other competitors, as well as key customers. Several of our SanDisk subsidiaries have commenced arbitration proceedings in the ICC International Court of Arbitration related to Toshiba’s attempts to transfer its interests in Flash Ventures without SanDisk’s consent. Numerous proceedings and actions related to Flash Ventures and our consent and other rights under the terms of the Flash Ventures agreements are ongoing. Please see Part I, Item 1, Note 13, Legal Proceedings, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q for a further description of these proceedings and actions. The arbitration proceedings, legal proceedings, other potential litigation, or a change in the management or control of Flash Ventures or of Toshiba’s memory business could lead to delays in decision-making, disputes, or changes in strategic direction that could adversely impact Flash Ventures and/or adversely affect our business prospects, results of operations and financial condition.

If a third party acquires any of Toshiba’s interests in Flash Ventures, that third party might not have the same interest that we do in protecting and growing Flash Ventures’ business and might have conflicts of interest between itself and Flash Ventures or us. Reduced investment in manufacturing capacity or research and development, or other misalignment between us and our partner or any third party acquirer on strategic direction, could impact Flash Ventures’ ability to stay at the forefront of technological advancement and/or our investment in Flash Ventures. Flash Ventures’ competitiveness and/or our investment in Flash Ventures could also be harmed by a mishandling or misuse of IP or other competitively sensitive confidential information regarding Flash Ventures, such as its technology roadmap, business or investment plans, by any acquirer or other third party that might gain access to such information during the bidding process.

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

In connection with the Merger, we substantially increased our indebtedness, which could adversely affect our ability to fulfill our obligations and have a negative impact on our financing options and liquidity position. As of September 29, 2017, our total indebtedness was $13.33 billion in aggregate principal, and we had $1.00 billion of additional borrowing availability under our revolving credit facility.

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

Our ability to meet the debt service obligations contained in our debt agreements will depend on our available cash and our future performance, which will be affected by financial, business, economic and other factors, including potential changes in laws or regulations, industry conditions, industry supply and demand balance, customer preferences, the success of our products and pressure from competitors. If we are unable to meet our debt service obligations or should we fail to comply with our financial and other restrictive covenants contained in the agreements governing our indebtedness, causing an event of default under the applicable indebtedness, the debt holders could accelerate the related debt and that may result in the acceleration of any other debt, leases or other obligations to which a cross acceleration or cross-default provision applies. If we are required to repay our indebtedness before the due dates, we may not have sufficient funds available to repay such indebtedness and we may be required to refinance all or part of our debt, sell important strategic assets at unfavorable prices, incur additional indebtedness or issue common stock or other equity securities. We may not be able to, at any given time, refinance our debt, sell assets, incur additional indebtedness or issue equity securities on terms acceptable to us, in amounts sufficient to meet our needs or at all. Our inability to service our debt obligations or refinance our debt could have a material adverse effect on our business, operating results and financial condition. Further, if we are unable to repay, refinance or restructure our secured indebtedness, the holder of such debt could proceed against the collateral securing that indebtedness. Refinancing our indebtedness may also require us to expense previous debt issuance costs or to incur new debt issuance costs.

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

In addition, demand in these areas also could be negatively impacted by developments in the regulation and enforcement of digital rights management and the emergence of new technologies, such as data duplication, compression and storage virtualization. If we are not able to respond appropriately, these factors could lead to our customers’ storage needs being satisfied at lower prices with lower capacity hard drives or solid-state storage products, thereby decreasing our revenue or putting us at a disadvantage to competing storage technologies. As a result, even with increasing aggregate demand for digital storage, if we fail to anticipate or timely respond to these developments in the demand for storage, our ASPs could decline, which could adversely affect our operating results and financial condition. Furthermore, our ability to accurately read and respond to market trends, such as trends relating to the Internet of Things (commonly referred to as “IoT”) or big data, could harm our results.

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

During the three months ended September 29, 2017, 41.5% of our revenue came from sales to our top 10 customers. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, often resulting in the allocation of risk to us as the supplier. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, if a customer is acquired by one of our competitors or if a key customer suffers financial hardship, our operating results and financial condition would likely be harmed.

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

In addition to an external supply base, we also rely on an internal supply chain of heads, media and media substrate, and we rely on our business ventures with Toshiba for the supply of NAND-flash memory. Please see the risk factors entitled, “The substitution or replacement of our technologies and products by new technologies could make our products obsolete and harm our operating results,” “If we do not properly manage technology transitions, our competitiveness and operating results may be negatively affected,” “We rely substantially on our business ventures with Toshiba for the supply of NAND-flash memory, which subjects us to risks and uncertainties that could harm our business, financial condition and operating results” and “Our strategic relationships subject us to risks that could adversely affect our business, financial condition and results of operations”
for a review of some of the risks related to these supplies.

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

Many companies, including some of our competitors, have developed or are attempting to develop alternative non-volatile technologies. Successful broad-based commercialization of one or more competing technologies, as well as differing strategies and timing with respect to the transition from 2D NAND to 3D NAND, could reduce the competitiveness and future revenue and profitability of our 2D NAND and 3D NAND-flash technologies. For additional technology transition risks related to 3D NAND, see “We rely substantially on our business ventures with Toshiba for the supply of NAND-flash memory, which subjects us to risks and uncertainties that could harm our business, financial condition and operating results” and “Our strategic relationships subject us to risks that could adversely affect our business, financial condition and results of operations.”

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

We seek to be an industry-leading developer, manufacturer and provider of innovative storage solutions, balancing our core hard drive and flash memory business with growing investments in newer areas that we believe will provide us with higher growth opportunities. Acquisitions of, investment opportunities in, or other significant transactions with companies that are complementary to our business are a key part of our overall business strategy. In order to pursue this part of our growth strategy successfully, we must continue to identify attractive acquisition or investment opportunities, successfully complete the transactions, some of which may be large and complex, and manage post-closing issues such as integration of the acquired company or employees. We may not be able to continue to identify or complete appealing acquisition or investment opportunities given the intense competition for these transactions. We are also subject to certain covenants in our debt agreements which place limits on our ability to complete acquisitions and investments. Even if we identify and complete suitable corporate transactions, we may not be able to successfully address any integration challenges in a timely manner, or at all. Failing to successfully integrate or realign our business to take advantage of efficiencies or reduce redundancies of an acquisition may result in not realizing all or any of the anticipated benefits of the acquisition. In addition, failing to achieve the financial model projections for an acquisition or changes in technology development and related roadmaps following an acquisition may result in the incurrence of impairment charges and other expenses, both of which could adversely impact our results of operations or financial condition. Acquisitions and investments may also result in the issuance of equity securities that may be dilutive to our shareholders and the issuance of additional indebtedness which would put additional pressure on liquidity. Furthermore, we may agree to provide continuing service obligations or enter into other agreements in order to obtain certain regulatory approvals of our corporate transactions, and failure to satisfy these additional obligations could result in our failing to obtain regulatory approvals or the imposition of additional obligations on us, any of which could adversely affect our business, financial condition and results of operations.

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

As a result of MOFCOM’s decision, we immediately began planning for the integration of the substantial portions of our HGST and WD subsidiaries that we are now allowed to integrate (including corporate functions, R&D, recording heads and magnetic media operations, engineering and manufacturing). We expect this integration to continue through the end of calendar year 2017. Our integration efforts during this time may involve significant management time and create uncertainty for employees and customers. Any delays in the integration process could have a material adverse effect on our business, results of operations and financial condition. It is possible that the integration process could result in the loss of key employees, the loss of customers, the disruption of our company’s ongoing business or in unexpected integration issues, higher than expected integration costs and an overall integration process that takes longer than originally anticipated. Additionally, the integration of the operations of our HGST and Western Digital Technologies, Inc. (“WDT”) subsidiaries may also increase the risk that our internal controls are found to be ineffective. Further, until we begin combining our HGST and WD product brands and sales teams, we will continue to incur additional costs to maintain separate brands and sales teams. These additional costs, along with any delay in the integration process or higher than expected integration costs or other integration issues, could adversely affect our ability to achieve the full operating expense synergies we expect from integration of the businesses of our HGST and WDT subsidiaries. Any failure to achieve the full operating expense synergies that we expect from this integration could harm our business and financial condition. Achieving these synergies is also subject to significant business, operational, economic and competitive uncertainties and contingencies, and we cannot assure you that any or all of these synergies will be achieved in the anticipated amounts or within the anticipated time frames or cost expectations or at all.

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

Flash Ventures sells and leases back from a consortium of financial institutions (“lessors”) a portion of its equipment and Flash Ventures has entered into equipment lease agreements, most of which we and Toshiba each guarantee half of the total outstanding obligations and some of which we guarantee in full for our share of the Flash Ventures investment. As of September 29, 2017, the portion of outstanding Flash Ventures’ lease obligations covered by our guarantees totaled approximately $1.02 billion, based upon the Japanese yen to U.S. dollar exchange rate at September 29, 2017. The equipment lease agreements contain covenants and cancellation events that are customary for Japanese lease facilities and that relate to Flash Ventures and each of the guarantors. Cancellation events relating to the guarantors include, among other things, an assignment of all or a substantial part of a guarantor’s business, a bankruptcy event involving a guarantor and acceleration of other monetary debts of a guarantor above a specified threshold.

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

The market price of our common stock has been, and may continue to be, volatile. Factors that may significantly affect the market price of our common stock include the following:

•	actual or anticipated fluctuations in our operating results, including those resulting from the seasonality of our business;

•	perceptions about our strategic relationships and joint ventures, access to supply of NAND-flash memory, new technologies and technology transitions;

•	announcements of technological innovations by us or our competitors, which may decrease the volume and profitability of sales of our existing products and increase the risk of inventory obsolescence;

•	new products introduced by us or our competitors;

•	strategic actions by us or competitors, such as acquisitions and restructurings;

•	periods of severe pricing pressures due to oversupply or price erosion resulting from competitive pressures or industry consolidation;

•	developments with respect to patents or proprietary rights, and any litigation;

•	proposed or adopted regulatory changes or developments or anticipated or pending investigations, proceedings or litigation that involve or affect us or our competitors;

•	conditions and trends in the hard drive, solid-state storage, flash memory, computer, mobile, data and content management, storage and communication industries;

•	contraction in our operating results or growth rates that are lower than our previous high growth-rate periods;

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

We are subject to income taxes in the U.S. and certain foreign jurisdictions, and our determination of our tax liability is subject to review by applicable domestic and foreign tax authorities. For example, as we have previously disclosed, we are under examination by the Internal Revenue Service for certain fiscal years and in connection with that examination, we received a Revenue Agent’s Report seeking certain adjustments to income as disclosed in Part I, Item 1, Note 10, Income Tax Expense, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q. Although we believe our tax positions are properly supported, the final timing and resolution of any tax examinations are subject to significant uncertainty and could result in our having to pay amounts to the applicable tax authority in order to resolve examination of our tax positions, which could result in an increase or decrease of our current estimate of unrecognized tax benefits and may negatively impact our financial position, results of operations or cash flows.

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

Tax laws are dynamic and subject to change as new laws and regulations are passed and new interpretations of the laws are issued or applied. The current U.S. administration and members of Congress have made public statements indicating that tax reform is a priority. Guidelines for changes have been proposed and new U.S. tax laws and regulations may go into effect. In addition, many countries in the European Union and around the globe have adopted and/or proposed changes to current tax laws. Further, organizations such as the Organization for Economic Cooperation and Development, have published action plans that, if adopted by countries where we do business, could increase our tax obligations in these countries. Due to the large scale of our U.S. and international business activities, many of these enacted and proposed changes to the taxation of our activities could increase our worldwide effective tax rate and harm our financial position and results of operations.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10‑Q to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN DIGITAL CORPORATION

By:	/s/ MARK P. LONG
Mark P. Long
President WD Capital, Chief Strategy Officer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Dated: November 6, 2017

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