Form 10-Q
period 2017-12-29
WESTERN DIGITAL CORP
filed 2018-02-06
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of the close of business on January 30, 2018, 297,560,299 shares of common stock, par value $0.01 per share, were outstanding.

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

Western Digital, WD, SanDisk, Tegile, and Upthere are registered trademarks or trademarks of Western Digital or its affiliates in the U.S. and/or other countries. All other trademarks, registered trademarks and/or service marks, indicated or otherwise, are the property of their respective owners.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning:

•	expectations concerning the integration of, and anticipated benefits from, our acquisition of SanDisk Corporation;

•	expectations regarding the integration of our HGST and WD subsidiaries following the decision by the Ministry of Commerce of the People’s Republic of China in October 2015;

•	expectations regarding our Flash Ventures joint venture with Toshiba Memory Corporation;

•	our quarterly cash dividend policy;

•	expectations regarding our product development and technology plans;

•	expectations regarding the outcome of legal proceedings in which we are involved;

•	expectations regarding the impact of the Tax Cuts and Jobs Act enacted on December 22, 2017 on the Company;

•	expectations regarding the repatriation of funds from our foreign operations;

•	our beliefs regarding tax benefits and the timing of future payments, if any, relating to the unrecognized tax benefits, and the adequacy of our tax provisions;

•	expectations regarding capital investments and sources of funding for those investments;

•	expectations regarding the outcome and anticipated benefits of the announced Refinancing Transactions (as defined below); and

•	our beliefs regarding the sufficiency of our available liquidity to meet our working capital, debt, dividend and capital expenditure needs.

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

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	December 29, 2017	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$6,272	$6,354
Short-term investments	23	24
Accounts receivable, net	2,052	1,948
Inventories	2,281	2,341
Other current assets	485	389
Total current assets	11,113	11,056
Property, plant and equipment, net	3,054	3,033
Notes receivable and investments in Flash Ventures	1,845	1,340
Goodwill	10,076	10,014
Other intangible assets, net	3,230	3,823
Other non-current assets	522	594
Total assets	$29,840	$29,860
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,921	$2,144
Accounts payable to related parties	250	206
Accrued expenses	1,191	1,069
Accrued compensation	523	506
Accrued warranty	194	186
Current portion of long-term debt	274	233
Total current liabilities	4,353	4,344
Long-term debt	11,777	12,918
Other liabilities	2,438	1,180
Total liabilities	18,568	18,442
Commitments and contingencies (Notes 6, 8, 10 and 13)
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized — 5 shares; issued and outstanding — none	—	—
Common stock, $0.01 par value; authorized — 450 shares; issued — 312 shares; outstanding — 297 shares and 294 shares, respectively	3	3
Additional paid-in capital	4,410	4,506
Accumulated other comprehensive loss	(46)	(58)
Retained earnings	8,250	8,633
Treasury stock — common shares at cost; 15 shares and 18 shares, respectively	(1,345)	(1,666)
Total shareholders’ equity	11,272	11,418
Total liabilities and shareholders’ equity	$29,840	$29,860

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
Revenue, net	$5,336	$4,888	$10,517	$9,602
Cost of revenue	3,323	3,355	6,591	6,734
Gross profit	2,013	1,533	3,926	2,868
Operating expenses:
Research and development	629	585	1,221	1,224
Selling, general and administrative	381	358	745	754
Employee termination, asset impairment, and other charges	48	45	100	113
Total operating expenses	1,058	988	2,066	2,091
Operating income	955	545	1,860	777
Interest and other income (expense):
Interest income	14	5	30	10
Interest expense	(197)	(205)	(402)	(441)
Other income (expense), net	2	(24)	(4)	(296)
Total interest and other expense, net	(181)	(224)	(376)	(727)
Income before taxes	774	321	1,484	50
Income tax expense	1,597	86	1,626	181
Net income (loss)	$(823)	$235	$(142)	$(131)

Income (loss) per common share
Basic	$(2.78)	$0.82	$(0.48)	$(0.46)
Diluted	$(2.78)	$0.80	$(0.48)	$(0.46)
Weighted average shares outstanding:
Basic	296	286	295	285
Diluted	296	294	295	285

Cash dividends declared per share	$0.50	$0.50	$1.00	$1.00

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
Net income (loss)	$(823)	$235	$(142)	$(131)
Other comprehensive income (loss), before tax:
Actuarial pension gain	—	1	—	6
Foreign currency translation adjustment	6	(186)	2	(169)
Net unrealized gain (loss) on derivative contracts	10	(136)	14	(140)
Net unrealized loss on available-for-sale securities	—	—	(1)	—
Total other comprehensive income (loss), before tax	16	(321)	15	(303)
Income tax benefit (expense) related to items of other comprehensive income (loss), before tax	(3)	9	(3)	3
Other comprehensive income (loss), net of tax	13	(312)	12	(300)
Total comprehensive loss	$(810)	$(77)	$(130)	$(431)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

-WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	December 29, 2017	December 30, 2016
Cash flows from operating activities
Net loss	$(142)	$(131)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	1,068	1,022
Stock-based compensation	196	201
Deferred income taxes	(129)	117
Loss on disposal of assets	12	10
Write-off of issuance costs and amortization of debt discounts	23	258
Loss on convertible debt and related instruments	—	5
Non-cash portion of employee termination, asset impairment and other charges	—	13
Other non-cash operating activities, net	16	42
Changes in:
Accounts receivable, net	(99)	(540)
Inventories	65	52
Accounts payable	(276)	180
Accounts payable to related parties	44	6
Accrued expenses	95	59
Accrued compensation	17	194
Other assets and liabilities, net	1,425	12
Net cash provided by operations	2,315	1,500
Cash flows from investing activities
Purchases of property, plant and equipment	(416)	(330)
Proceeds from the sale of property, plant and equipment	10	1
Acquisitions, net of cash acquired	(99)	—
Purchases of investments	(57)	(239)
Proceeds from sale of investments	29	55
Proceeds from maturities of investments	16	279
Investments in Flash Ventures	—	(20)
Notes receivable issuances to Flash Ventures	(621)	(309)
Notes receivable proceeds from Flash Ventures	112	259
Strategic investments and other, net	19	(12)
Net cash used in investing activities	(1,007)	(316)
Cash flows from financing activities
Issuance of stock under employee stock plans	99	90
Taxes paid on vested stock awards under employee stock plans	(67)	(40)
Excess tax benefits from employee stock plans	—	56
Proceeds from acquired call option	—	61
Dividends paid to shareholders	(295)	(284)
Settlement of debt hedge contracts	28	—
Repayment of debt	(4,114)	(8,254)
Proceeds from debt	2,963	3,992
Debt issuance costs	(5)	(7)
Net cash used in financing activities	(1,391)	(4,386)
Effect of exchange rate changes on cash	1	(9)
Net decrease in cash and cash equivalents	(82)	(3,211)
Cash and cash equivalents, beginning of year	6,354	8,151
Cash and cash equivalents, end of period	$6,272	$4,940
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$140	$43
Cash paid for interest	$308	$299
Supplemental disclosure of non-cash investing and financing activities:
Accrual of cash dividend declared	$149	$144

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Organization and Basis of Presentation

Western Digital Corporation (“Western Digital” or “the Company”) is a leading developer, manufacturer and provider of data storage devices and solutions that address the evolving needs of the information technology (“IT”) industry and the infrastructure that enables the proliferation of data in virtually every industry. The Company’s broad portfolio of technology and products address the following key markets: Client Devices; Data Center Devices and Solutions; and Client Solutions. The Company also generates license and royalty revenue related to its intellectual property (“IP”), which is included in each of these three categories.

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

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 provides amendments that address eight specific cash flow classification issues for which there exists diversity in practice: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The Company adopted ASU 2016-15 in the second quarter of 2018 on a modified retrospective basis as required by the standard. The Company’s adoption of ASU 2016-15 did not have a material effect on the Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for stock-based payment transactions and states that, among other things, all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement and an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The Company adopted this standard in the first quarter of 2018 using the modified retrospective approach. This adoption resulted in a one-time net increase to beginning retained earnings of $70 million, consisting of a $58 million cumulative adjustment for the previously unrecognized windfall tax benefits related to previous vesting and exercises of stock-based awards, and a $19 million cumulative adjustment related to the change in accounting policy for estimated forfeitures and share cancellations, partially offset by a decrease of $7 million for the related tax impacts of change in forfeiture policy. In addition, under the new standard, the Company will prospectively reflect the tax deficiencies and benefits as an operating activity, rather than as a financing activity under the previous standard, in the Company’s Consolidated Statements of Cash Flows. For the three and six months ended December 29, 2017, the Company recognized excess tax benefits of $5 million and $27 million, respectively, as a component of its income tax expense.

In March 2016, the FASB issued ASU No. 2016-07, “Investments- Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting” (“ASU 2016-07”). ASU 2016-07 eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. The Company adopted this standard in the second quarter of 2018. The Company’s adoption of ASU 2016-07 did not have a material impact on its Consolidated Financial Statements.

In July 2015, the FASB issued ASU No. 2015‑11, “Inventory (Topic 330) - Simplifying the Measurement of Inventory” (“ASU 2015‑11”), which dictates that an entity should measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company adopted this standard in the first quarter of 2018. The Company’s adoption of ASU 2015‑11 did not have a material impact on its Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 3.	Supplemental Financial Statement Data

Inventories

	December 29, 2017	June 30, 2017
	(in millions)
Inventories:
Raw materials and component parts	$634	$646
Work-in-process	667	632
Finished goods	980	1,063
Total inventories	$2,281	$2,341

Property, plant and equipment, net

	December 29, 2017	June 30, 2017
	(in millions)
Property, plant, and equipment:
Land and buildings	$1,913	$1,855
Machinery and equipment	7,011	6,815
Computer equipment and software	433	404
Furniture and fixtures	50	49
Leasehold improvements	253	259
Construction-in-process	175	144
Property, plant and equipment, gross	9,835	9,526
Accumulated depreciation	(6,781)	(6,493)
Property, plant, and equipment, net	$3,054	$3,033

Goodwill

Carrying Amount
(in millions)
Balance at June 30, 2017	$10,014
Goodwill recorded in connection with acquisitions	61
Foreign currency translation adjustment	1
Balance at December 29, 2017	$10,076

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The aggregate purchase price of acquisitions during the six months ended December 29, 2017 was $99 million in cash, with net assets acquired primarily consisting of developed technology and other intangibles assets, of which $61 million was allocated to goodwill. Goodwill is primarily attributable to the benefits the Company expects to derive from diversifying product offerings to its Data Center Devices and Solutions and Client Solutions end markets as well as the acquired workforce. Goodwill is expected to be deductible for tax purposes because the acquisitions were structured as asset acquisitions but accounted for as business combinations. Concurrent with these acquisitions, the Company received $36 million in proceeds on previously outstanding notes receivable due from these acquired entities.

During the six months ended December 29, 2017, the Company incurred $6 million of transaction expenses related to these acquisitions, which are primarily included within Selling, General and Administrative expenses in the Condensed Consolidated Statements of Operations. Revenues and earnings related to these acquisitions was not material.

Intangible assets

	December 29, 2017	June 30, 2017
	(in millions)
Finite-lived intangible assets	$5,814	$5,160
In-process research and development	80	696
Accumulated amortization	(2,664)	(2,033)
Intangible assets, net	$3,230	$3,823

As part of prior acquisitions, the Company recorded at the time of the acquisition acquired in-process research and development (“IPR&D”) for projects in progress that had not yet reached technological feasibility. IPR&D is initially accounted for as an indefinite-lived intangible asset. Once a project reaches technological feasibility, the Company reclassifies the balance to existing technology and begins to amortize the intangible asset over its estimated useful life. During the three months ended December 29, 2017, two IPR&D projects reached technological feasibility totaling $616 million and commenced amortization over an estimated useful life of 4 years.

Product warranty liability

Changes in the warranty accrual were as follows:

	Three Months Ended		Six Months Ended
	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
	(in millions)
Warranty accrual, beginning of period	$302	$277	$311	$279
Charges to operations	46	44	90	91
Utilization	(43)	(35)	(81)	(80)
Changes in estimate related to pre-existing warranties	(1)	27	(16)	23
Warranty accrual, end of period	$304	$313	$304	$313

The long-term portion of the warranty accrual classified in Other liabilities was $110 million and $125 million as of December 29, 2017 and June 30, 2017, respectively.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Other liabilities

	December 29, 2017	June 30, 2017
	(in millions)
Non-current income taxes payable	$1,425	$—
Other non-current liabilities	1,013	1,180
Total other non-current liabilities	$2,438	$1,180

Accumulated other comprehensive income (loss)

Other comprehensive loss (“OCI”), net of tax refers to expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income. The following table illustrates the changes in the balances of each component of Accumulated other comprehensive income (loss) (“AOCI”):

	Actuarial Pension Gains (Losses)	Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Available for Sale Securities	Unrealized Gains (Losses) on Derivative Contracts	Total Accumulated Comprehensive Income (Loss)
	(in millions)
Balance at June 30, 2017	$(18)	$(39)	$2	$(3)	$(58)
Other comprehensive income (loss) before reclassifications	—	2	(1)	15	16
Amounts reclassified from accumulated other comprehensive income	—	—	—	(1)	(1)
Income tax expense related to items of other comprehensive income	—	—	—	(3)	(3)
Net current-period other comprehensive income	—	2	(1)	11	12
Balance at December 29, 2017	$(18)	$(37)	$1	$8	$(46)

During the three and six months ended December 29, 2017, there were no material reclassifications out of AOCI. The following table illustrates the significant amounts of each component reclassified out of AOCI to the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
AOCI Component	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016	Statement of Operations Line Item
	(in millions)
Unrealized holding gain (loss) on designated hedging activities:
Foreign exchange contracts	$4	$16	$1	$40	Cost of revenue
Foreign exchange contracts	—	—	—	2	Research and development
Unrealized holding gain on designated hedging activities	4	16	1	42
Total reclassifications for the period	$4	$16	$1	$42

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 4.	Fair Value Measurements and Investments

The Company’s total cash, cash equivalents and marketable securities was as follows:

	December 29, 2017	June 30, 2017
	(in millions)
Cash and cash equivalents	$6,272	$6,354
Short-term marketable securities	23	24
Long-term marketable securities (included within other non-current assets)	94	94
Total cash, cash equivalents and marketable securities	$6,389	$6,472

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 29, 2017 and June 30, 2017, and indicate the fair value hierarchy of the valuation techniques utilized to determine such values:

	December 29, 2017
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents:
Money market funds	$3,016	$—	$—	$3,016
Certificates of deposit	—	7	—	7
Total cash equivalents	3,016	7	—	3,023
Short-term investments:
Corporate notes and bonds	—	15	—	15
Asset-backed securities	—	4	—	4
Municipal notes and bonds	—	1	—	1
Equity securities	3	—	—	3
Total short-term investments	3	20	—	23
Long-term investments:
U.S. Treasury securities	5	—	—	5
U.S. Government agency securities	—	5	—	5
International government securities	—	1	—	1
Corporate notes and bonds	—	66	—	66
Asset-backed securities	—	6	—	6
Municipal notes and bonds	—	11	—	11
Total long-term investments	5	89	—	94
Foreign exchange contracts	—	11	—	11
Interest rate swap contract	—	8	—	8
Total assets at fair value	$3,024	$135	$—	$3,159
Liabilities:
Foreign exchange contracts	$—	$7	$—	$7
Total liabilities at fair value	$—	$7	$—	$7

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	June 30, 2017
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents:
Money market funds	$2,836	$—	$—	$2,836
Certificates of deposit	—	10	—	10
Total cash equivalents	2,836	10	—	2,846
Short-term investments:
Corporate notes and bonds	—	11	—	11
Asset-backed securities	—	7	—	7
Municipal notes and bonds	—	2	—	2
Equity securities	4	—	—	4
Total short-term investments	4	20	—	24
Long-term investments:
U.S. Treasury securities	5	—	—	5
U.S. Government agency securities	—	5	—	5
International government securities	—	1	—	1
Corporate notes and bonds	—	67	—	67
Asset-backed securities	—	7	—	7
Municipal notes and bonds	—	9	—	9
Total long-term investments	5	89	—	94
Foreign exchange contracts	—	16	—	16
Total assets at fair value	$2,845	$135	$—	$2,980
Liabilities:
Foreign exchange contracts	$—	$8	$—	$8
Interest rate swap contract	—	1	—	1
Exchange options	—	—	1	1
Total liabilities at fair value	$—	$9	$1	$10

During the three and six months ended December 29, 2017, the Company had no transfers of financial assets and liabilities between Level 1 and Level 2.

Available-for-Sale Securities

The cost basis of the Company’s investments classified as available-for-sale securities, individually and in the aggregate, approximated its fair value as of December 29, 2017 and June 30, 2017. The cost basis and fair value of the Company’s investments classified as available-for-sale securities as of December 29, 2017, by remaining contractual maturity, were as follows:

	Cost Basis	Fair Value
	(in millions)
Due in less than one year (short-term investments)	$24	$23
Due in one to five years (included in other non-current assets)	94	94
Total	$118	$117

The Company determined available-for-sale securities had no material other-than-temporary impairments in the three and six months ended December 29, 2017 or December 30, 2016.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Financial Instruments Not Carried at Fair Value

For financial instruments where the carrying value (which includes principal adjusted for any unamortized issuance costs, and discounts or premiums) differs from fair value (which is based on quoted market prices), the following table represents the related carrying value and fair value for each of the Company’s outstanding financial instruments. Each of the financial instruments presented below was categorized as Level 2 for all periods presented, based on the frequency of trading immediately prior to the end of the second quarter of 2018 and the fourth quarter of 2017, respectively.

	December 29, 2017		June 30, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Secured Notes	$1,838	$2,026	$1,835	$2,062
Unsecured Notes	3,252	3,892	3,244	3,956
Term Loan A	3,978	4,040	4,074	4,130
U.S. Term Loan B-2	—	—	2,968	2,989
U.S Term Loan B-3	2,952	2,966	—	—
Euro Term Loan B-2(1)	—	—	1,000	1,010
Convertible Debt 2020	31	33	30	34
Total	$12,051	$12,957	$13,151	$14,181

(1)	Euro Term Loan B-2 outstanding principal amount as of June 30, 2017 was based upon the Euro to U.S. dollar exchange rate as of that respective date.

Cost Method Investments

From time to time, the Company enters into certain strategic investments for the promotion of business and strategic objectives. The Company reports these investments under the cost method of accounting as it does not have a significant influence over the operations of these investees. These investments consist of debt and equity securities of privately-held companies which do not have a readily determinable fair value and are carried at historical cost. The Company assesses these securities for indications of other-than-temporary impairments. There were no impairment charges during the three months ended December 29, 2017 and $6 million of impairment charges for the six months ended December 29, 2017, which were included in Other income (expense), net in the Condensed Consolidated Statements of Operations. As of December 29, 2017 and June 30, 2017, these investments aggregated $57 million and $91 million, respectively, and are reported under Other non-current assets in the Condensed Consolidated Balance Sheets.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 5.	Derivative Instruments and Hedging Activities

As of December 29, 2017, the Company had outstanding foreign exchange forward contracts which were designated as either cash flow hedges or non-designated hedges. The contract maturity dates of these foreign exchange forward contracts do not exceed 12 months. In addition, the Company had outstanding interest rate swaps which were designated as cash flow hedges. The Company determined the ineffectiveness associated with its cash flow hedges to be immaterial to the Condensed Consolidated Financial Statements for the three and six months ended December 29, 2017 and December 30, 2016.

As of December 29, 2017, the amount of existing net gains related to cash flow hedges recorded in AOCI that are expected to be reclassified into earnings over the next twelve months was $8 million. In addition, as of December 29, 2017, the Company did not have any foreign exchange forward contracts with credit-risk-related contingent features.

A change in the fair value of non-designated hedges is recognized in earnings in the period incurred and is reported as a component of Other income (expense), net. The changes in fair value on these contracts were immaterial to the Condensed Consolidated Financial Statements for the three and six months ended December 29, 2017 and December 30, 2016.

Derivative Instruments

The fair value and balance sheet location of the Company’s derivative instruments were as follows:

	Derivative Assets
	Other current assets
	December 29, 2017	June 30, 2017
	(in millions)
Foreign exchange forward contracts, designated	$6	$6
Foreign exchange forward contracts, not designated	5	10
Interest rate swaps, designated	8	—
Total derivatives	$19	$16

	Derivative Liabilities
	Accrued expenses
	December 29, 2017	June 30, 2017
	(in millions)
Foreign exchange forward contracts, designated	$4	$2
Foreign exchange forward contracts, not designated	3	6
Interest rate swaps, designated	—	1
Total derivatives	$7	$9

Netting Arrangements

Under certain provisions and conditions within agreements with counterparties to the Company’s foreign exchange forward contracts, subject to applicable requirements, the Company has the right of offset associated with the Company’s foreign exchange forward contracts and is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. As of December 29, 2017 and June 30, 2017, the effect of rights of offset was not material and the Company did not offset or net the fair value amounts of derivative instruments in its Condensed Consolidated Balance Sheets.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Effect of Derivative Contracts on the Condensed Consolidated Statements of Operations

The impact of derivative contracts designated as hedging instruments on the Condensed Consolidated Financial Statements was as follows:

	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Recognized in AOCI
	Three Months Ended		Six Months Ended
	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$7	$(119)	$7	$(97)
Interest rate swaps	7	—	8	—
Total	$14	$(119)	$15	$(97)

	Amount of Gain (Loss) Reclassified from AOCI into Earnings		Amount of Gain (Loss) Reclassified from AOCI into Earnings
	Three Months Ended		Six Months Ended
	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$4	$16	$1	$42
Total	$4	$16	$1	$42

The total net realized transaction and foreign exchange forward contract currency gains and losses were not material to the Condensed Consolidated Financial Statements for the three and six months ended December 29, 2017 and December 30, 2016.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 6.	Debt

Debt consisted of the following as of December 29, 2017 and June 30, 2017:

	December 29, 2017	June 30, 2017
	(in millions)
Variable interest rate Term Loan A maturing 2021	$4,022	$4,125
Variable interest rate U.S. Term Loan B-2 maturing 2023	—	2,970
Variable interest rate U.S. Term Loan B-3 maturing 2023	2,955	—
Variable interest rate Euro Term Loan B-2 maturing 2023(1)	—	1,001
7.375% senior secured notes due 2023	1,875	1,875
10.500% senior unsecured notes due 2024	3,350	3,350
Convertible senior notes	35	35
Total debt	12,237	13,356
Issuance costs and debt discounts	(186)	(205)
Subtotal	12,051	13,151
Less current portion of long-term debt	(274)	(233)
Long-term debt	$11,777	$12,918

(1)	Euro Term Loan B-2 outstanding principal amount as of June 30, 2017 was based upon the Euro to U.S. dollar exchange rate as of that respective date.

On November 29, 2017, the Company entered into an amendment to the credit agreement entered into on April 29, 2016 (as amended, the “Credit Agreement”), to increase the size of its existing $1.0 billion revolving credit facility by $500 million to $1.5 billion. The term of the revolving credit facility remained unchanged and will mature on April 29, 2021. As of December 29, 2017, there were no borrowings under the revolving credit facility.

On November 17, 2017, the Company settled in full the principal amounts of the Euro Term Loan B-2, plus accrued interest, using cash on hand. On November 8, 2017, the Company borrowed $2.96 billion under a new U.S. dollar-denominated term loan (“U.S. Term Loan B-3”) under its Credit Agreement and used the proceeds of this new loan to prepay in full the U.S. Term Loan B-2 previously outstanding under the Credit Agreement. The U.S. Term Loan B-3 has an interest rate equal to, at the Company’s option, either an adjusted LIBOR rate, subject to a 0.00% floor, plus 2.00% or a base rate plus 1.00% (3.57% as of December 29, 2017). Principal payments on U.S. Term Loan B-3 of 0.25% are due quarterly and began on December 29, 2017 with the balance due on April 29, 2023. The U.S. Term Loan B-3 issuance costs are amortized to interest expense over the term of the loan and as of December 29, 2017, issuance costs of $3 million remain unamortized. In connection with the settlements of the U.S. Term Loan B-2 and Euro Term Loan B-2, the Company recognized an aggregate loss on debt extinguishment of $2 million consisting of unamortized issuance costs.

The Credit Agreement requires the Company to comply with certain financial covenants, such as a leverage ratio and an interest coverage ratio. As of December 29, 2017, the Company was in compliance with all financial covenants. In addition, the documents governing substantially all of the Company’s outstanding debt, including the Credit Agreement, require the Company to comply with customary covenants that limit or restrict the Company’s and its subsidiaries’ ability to incur liens and indebtedness; make certain restricted payments, acquisitions, investments, loans and guarantees; and enter into certain transactions with affiliates, mergers and consolidations.

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

Obligations and Funded Status

The following table presents the unfunded status of the benefit obligations for the Japanese Plan:

	December 29, 2017	June 30, 2017
	(in millions)
Benefit obligations	$249	$249
Fair value of plan assets	192	189
Unfunded status	$57	$60

The following table presents the unfunded amounts related to the Japanese Plan as recognized on the Company’s Condensed Consolidated Balance Sheets:

	December 29, 2017	June 30, 2017
	(in millions)
Current liabilities	$1	$1
Non-current liabilities	56	59
Net amount recognized	$57	$60

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 8.	Commitments, Contingencies and Related Parties

Flash Ventures

The Company’s business ventures with Toshiba Memory Corporation (“TMC”) consist of three separate legal entities: Flash Partners Ltd. (“Flash Partners”), Flash Alliance Ltd. (“Flash Alliance”), and Flash Forward Ltd. (“Flash Forward”), collectively referred to as “Flash Ventures”.

In connection with a settlement agreement with Toshiba, in December 2017, the Company entered into a facility agreement (“Y6 Facility Agreement”) with TMC related to the construction and operation of a new 300-millimeter wafer fabrication facility in Yokkaichi, Japan, referred to as “Fab 6”, which is primarily intended to provide cleanroom space to continue the transition of existing 2D NAND manufacturing capacity to BiCS 3D NAND manufacturing capacity. Under the Y6 Facility Agreement, the Company is committed to 50% of Fab 6’s start-up costs, as well as 50% of the joint ventures’ portion of an upcoming investment in manufacturing equipment for Fab 6. See also Note 13, Legal Proceedings.

The following table presents the notes receivable from, and equity investments in, Flash Ventures as of December 29, 2017 and June 30, 2017:

	December 29, 2017	June 30, 2017
	(in millions)
Notes receivable, Flash Partners	$737	$264
Notes receivable, Flash Alliance	101	119
Notes receivable, Flash Forward	429	379
Investment in Flash Partners	187	187
Investment in Flash Alliance	279	279
Investment in Flash Forward	112	112
Total notes receivable and investments in Flash Ventures	$1,845	$1,340

During the three and six months ended December 29, 2017, the Company made net payments to Flash Ventures of $1.2 billion and $2.0 billion, respectively, for purchased flash-based memory wafers and net loans.

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

The Company assesses financing receivable credit quality through financial and operational reviews of the borrower and creditworthiness, including credit rating agency ratings, of significant investors of the borrower, where material or known. Impairments, when required for credit worthiness, are recorded in Other income (expense), net in the Condensed Consolidated Statements of Operations. There were no such impairments in the three and six months ended December 29, 2017 and December 30, 2016.

As of December 29, 2017 and June 30, 2017, the Company had accounts payable balances due to Flash Ventures of $250 million and $206 million, respectively.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company’s maximum reasonably estimable loss exposure (excluding lost profits) as a result of its involvement with Flash Ventures, based upon the Japanese yen to U.S. dollar exchange rate at December 29, 2017, is presented below. Investments in Flash Ventures are denominated in Japanese yen and the maximum possible loss exposure excludes any cumulative translation adjustment due to revaluation from the Japanese yen to the U.S. dollar.

December 29, 2017

Notes receivable	$1,267
Equity investments	578
Operating lease guarantees	941
Inventory and prepayments	268
Maximum estimable loss exposure	$3,054

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

The following table presents the Company’s portion of the remaining guarantee obligations under the Flash Ventures’ lease facilities in both Japanese yen and U.S. dollar-equivalent, based upon the Japanese yen to U.S. dollar exchange rate as of December 29, 2017.

	Lease Amounts
	(Japanese yen, in billions)	(U.S. dollar, in millions)
Total guarantee obligations	¥106	$941

The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the end of the term of the Flash Ventures lease agreements, in annual installments as of December 29, 2017 in U.S. dollars, based upon the Japanese yen to U.S. dollar exchange rate as of December 29, 2017:

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
	(in millions)
Year 1	$267	$—	$267
Year 2	178	34	212
Year 3	163	85	248
Year 4	80	98	178
Year 5	15	21	36
Total guarantee obligations	$703	$238	$941

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company and TMC have agreed to mutually contribute to, and indemnify each other and Flash Ventures for, environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances. The Company has not made any indemnification payments, nor recorded any indemnification receivables, under any such agreements. As of December 29, 2017, no amounts have been accrued in the Condensed Consolidated Financial Statements with respect to these indemnification agreements.

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

Stock-based Compensation Expense

The following tables present the Company’s stock-based compensation for equity-settled awards by type and financial statement line as well as the related tax benefit included in the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
	(in millions)
Options	$6	$11	$13	$23
Restricted and performance stock units	88	90	171	169
Employee stock purchase plan	5	1	12	9
Subtotal	99	102	196	201
Tax benefit	(10)	(29)	(34)	(54)
Total	$89	$73	$162	$147

	Three Months Ended		Six Months Ended
	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
	(in millions)
Cost of revenue	$13	$11	$26	$24
Research and development	45	43	89	87
Selling, general and administrative	41	43	81	85
Employee termination, asset impairment, and other charges	—	5	—	5
Subtotal	99	102	196	201
Tax benefit	(10)	(29)	(34)	(54)
Total	$89	$73	$162	$147

Compensation cost related to unvested stock options, restricted stock unit awards (“RSU”), performance-based restricted stock unit awards (“PSU”) and the Company’s Employee Stock Purchase Plan (“ESPP”) will generally be amortized on a straight-line basis over the remaining average service period. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of December 29, 2017.

	Unamortized Compensation Costs	Weighted Average Service Period
	(in millions)	(years)
Options	$38	2.1
RSUs and PSUs (1)	600	2.2
ESPP	15	0.6
Total unamortized compensation cost	$653

(1)	Weighted average service period assumes the performance metrics are met for the PSUs.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Plan Activities

Stock Options

The following table summarizes stock option activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Options outstanding at June 30, 2017	7.4	$58.14
Exercised	(1.0)	43.16		$46
Canceled or expired	(0.2)	63.44
Options outstanding at December 29, 2017	6.2	$60.39	4.1	$145
Exercisable at December 29, 2017	3.6	$64.14	3.4	$77

RSU and PSU

The following table summarizes RSU and PSU activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value at Vest Date
	(in millions)		(in millions)
RSUs and PSUs outstanding at June 30, 2017	13.7	$45.01
Granted	4.0	84.95
Vested	(2.4)	53.31	$206
Forfeited	(0.7)	47.75
RSUs and PSUs outstanding at December 29, 2017	14.6	$53.41

RSUs and PSUs are generally settled in an equal number of shares of the Company’s common stock at the time of vesting of the units.

Stock Repurchase Program

The Company’s Board of Directors (the “Board”) has authorized $5.00 billion for the repurchase of the Company’s common stock. The stock repurchase program is effective until February 3, 2020. The Company did not repurchase any shares of common stock during the three months ended December 29, 2017. The remaining amount available to be purchased under the Company’s stock repurchase program as of December 29, 2017 was $2.10 billion.

Dividends to Shareholders

On September 13, 2012, the Company announced that the Board had authorized the adoption of a quarterly cash dividend policy. Under the cash dividend policy, holders of the Company’s common stock receive dividends when and as declared by the Board.

On November 1, 2017, the Board declared a cash dividend of $0.50 per share of the Company’s common stock. The cash dividend aggregating $149 million was paid on January 16, 2018 to the Company’s shareholders of record as of December 29, 2017. On January 27, 2018, the Board declared a cash dividend of $0.50 per share to shareholders of record as of March 30, 2018, which will be paid on April 16, 2018. The Company may modify, suspend or cancel its cash dividend policy in any manner and at any time.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 10.	Income Tax Expense

The Tax Cuts and Jobs Act (“2017 Act”) was enacted on December 22, 2017. The 2017 Act includes a broad range of tax reform proposals affecting businesses, including a reduction in the U.S. federal corporate tax rate from 35% to 21%, a one-time mandatory deemed repatriation tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign earnings.

For the three and six months ended December 29, 2017, the Company has not finalized the accounting for the tax effects of the enactment of the 2017 Act. However, consistent with applicable SEC guidance, the Company has made a reasonable estimate of the effects on the Company’s existing deferred tax balances and the one-time mandatory deemed repatriation tax required by the 2017 Act and has recognized a provisional income tax expense of $1.66 billion for the one-time mandatory deemed repatriation tax and a provisional income tax benefit of $88 million related to the re-measurement of deferred tax assets and liabilities for the three and six months ended December 29, 2017. For other elements of tax expense noted below, or where the Company has not made an election, the Company has not been able to make a reasonable estimate and continues to account for such items based on the provisions of the tax laws that were in effect immediately prior to the 2017 Act. As the Company finalizes the accounting for the tax effects of the enactment of the 2017 Act during a one-year measurement period permitted by applicable SEC guidance, the Company expects to reflect adjustments to the recorded provisional amounts and record additional tax effects of the 2017 Act.

Additional information regarding the significant provisions of the 2017 Act that are expected to impact the Company is provided below.

Re-measurement of deferred taxes

The provisional income tax benefit of $88 million recorded for the three and six months ended December 29, 2017 related to the re-measurement of the Company’s deferred tax balance is based on the rates at which the deferred tax assets and liabilities are expected to reverse in the current and future fiscal years, which are generally 29% and 22%, respectively. However, the Company is still analyzing certain aspects of the 2017 Act and refining the calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The Company is also analyzing the impact of the 2017 Act to the existing valuation allowance assessments from both a federal and state tax perspective, which could potentially affect the realizability of the existing deferred tax assets. In calculating the provisional amount, the Company utilized an estimate of the expected reversals of certain tax assets and liabilities, which will be revised in future quarters during the one-year measurement period as additional information becomes available.

Mandatory deemed repatriation tax

In connection with the transition from a global to a territorial U.S. tax system, companies are required to pay a mandatory deemed repatriation tax. The tax is to be computed using the Company’s total foreign post-1986 earnings and profits that were previously deferred from U.S. income taxes. This tax is based on the amount of foreign earnings held in cash and other specified assets which are taxed at 15.5% and 8%, respectively, and is payable over an 8-year period. For the three and six months ended December 29, 2017, the Company recorded a provisional amount for the mandatory deemed repatriation tax liability of $1.66 billion for foreign subsidiaries and $132 million of this amount is classified as a current tax liability. The calculation of the mandatory deemed repatriation tax liability is provisional and based upon preliminary estimates of post-1986 earnings and profits. In addition, the mandatory deemed repatriation tax is based on a provisional amount of foreign earnings held in cash and other specified assets, which the Company expects will require additional clarifying guidance from U.S. Treasury. As such, the provisional amount may change during the one-year measurement period when the Company finalizes the calculation of post-1986 foreign earnings and profits and the amount of foreign earnings held in cash or other specified assets.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Although the mandatory deemed repatriation tax has removed U.S. federal taxes on distributions to the U.S., the Company continues to evaluate the expected manner of recovery to determine whether or not to continue to assert indefinite reinvestment on a part or all the foreign undistributed earnings. This requires the Company to re-evaluate the existing short and long-term capital allocation policies in light of the 2017 Act and calculate the tax cost that is incremental to the deemed repatriation tax, (e.g. foreign withholding, state income taxes, and additional U.S. tax on currency transaction gains or losses) of repatriating cash to the U.S. While the provisional tax expense for the three and six months ended December 29, 2017 is based upon an assumption that foreign undistributed earnings are indefinitely reinvested, the Company’s plan may change upon the completion of long-term capital allocation plans in light of the 2017 Act and completion of the calculation of the incremental tax effects on the repatriation of foreign undistributed earnings. In the event the Company determines not to continue to assert the permanent reinvestment of part or all of foreign undistributed earnings, such a determination could result in the accrual and payment of additional foreign, state and local taxes.

Deferred taxes on foreign earnings

As a result of the shift to a territorial system for U.S. taxation, the new minimum tax on certain foreign earnings (“global intangible low-tax income”) provision of the 2017 Act imposes a tax on foreign earnings and profits in excess of a deemed return on tangible assets of foreign subsidiaries. This provision is effective for tax years beginning on or after January 1, 2018 which for the Company would be the fiscal year beginning on June 30, 2018 (fiscal year 2019). The Company has not progressed sufficiently in the analysis of this provision to make an election either to account for the effects of this provision either as a component of future income tax expense in the period the tax arises or as a component of deferred taxes on the related investments. Accordingly, no deferred tax assets and liabilities have been established for timing differences between foreign U.S. GAAP income and foreign earnings and profits which would be expected to reverse under the new minimum tax in future years. Additionally, the Company has not yet completed the calculation of post-1986 foreign earnings and profits for the mandatory repatriation tax, which would be the starting point for the measurement of deferred tax assets and liabilities in order to record any provisional amounts.

The following table presents the Company’s income tax expense and the effective tax rate, which reflect provisional amounts related to the mandatory deemed repatriation tax and re-measurement of deferred tax assets and liabilities pursuant to the 2017 Act as discussed above:

	Three Months Ended		Six Months Ended
	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
	(in millions)
Income before taxes	$774	$321	$1,484	$50
Income tax expense	$1,597	$86	$1,626	$181
Effective tax rate	206%	27%	110%	362%

Under the 2017 Act, the reduction of the U.S. federal corporate tax rate from 35% to 21% is effective January 1, 2018 requiring companies to use a blended rate for its fiscal 2018 tax year by applying a pro-rated percentage of the number of days before and after the January 1, 2018 effective date. This results in the use of an estimated annual effective rate of approximately 28% for the Company’s U.S. federal corporate tax rate for fiscal year 2018. The reduction in the U.S. federal corporate tax rate from 35% to the blended tax rate of 28% for fiscal year 2018 is estimated to have reduced the Company’s income tax expense by $7 million for the three and six months ended December 29, 2017. For fiscal year 2019 and beyond, the Company will utilize the enacted U.S. federal corporate tax rate of 21%.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The primary drivers for the difference between the effective tax rate for the three and six months ended December 29, 2017 and the U.S. Federal statutory rate of 28% are related to the net charge of $1.66 billion for the one-time mandatory deemed repatriation tax, offset in part by an income tax benefit related to the re-measurement of deferred taxes as required by the 2017 Act. Excluding these items, the effective tax rate for the three and six months ended December 29, 2017 would be approximately 4%. The primary drivers for the remaining difference between the effective tax rate for the three and six months ended December 29, 2017 and the U.S. Federal statutory rate of 28% are the current year generation of tax credits, and tax holidays in Malaysia, Philippines, Singapore and Thailand that expire at various dates during fiscal years 2018 through 2030 and windfall tax benefits related to vesting and exercises of stock-based awards. The windfall tax benefits are a result of the adoption of ASU 2016-09, which requires the Company to now recognize $5 million and $27 million of windfall tax benefits related to vesting and exercises of stock-based awards as a component of its income tax expense for the three and six months ended December 29, 2017, respectively. The windfall tax benefits for the three and six months ended December 30, 2016 were recorded within stockholders’ equity.

Income tax expense for the six months ended December 30, 2016 was attributable to discrete effects consisting of income tax expense from the integration of SanDisk Corporation (“SanDisk”) of $90 million and a valuation allowance on acquired tax attributes of $109 million, partially offset by income tax benefit from deductible debt issuance costs, debt discounts and prepayment fees from the debt extinguishment of $96 million. The primary drivers for the difference between the effective tax rate for the six months ended December 30, 2016 and the U.S. Federal statutory rate of 35% are these discrete items, the current year generation of tax credits and tax holidays in Malaysia, Philippines, Singapore and Thailand that expire at various dates during fiscal years 2018 through 2030.

During the six months ended December 29, 2017, the Company recorded a net increase of $7 million in its liability for unrecognized tax benefits (excluding accrued interest and penalties). As of December 29, 2017, the Company’s liability for unrecognized tax benefits (excluding accrued interest and penalties) was approximately $529 million. Accrued interest and penalties related to unrecognized tax benefits as of December 29, 2017 was approximately $94 million.

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

The Company believes that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. If any issues addressed in the Company’s tax examinations are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of December 29, 2017, it is not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of the Company’s liability for unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of the Company’s tax returns.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 11.	Net Income (Loss) Per Common Share

The following table presents the computation of basic and diluted income (loss) per common share:

	Three Months Ended		Six Months Ended
	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
	(in millions, except per share data)
Net income (loss)	$(823)	$235	$(142)	$(131)
Weighted average shares outstanding:
Basic	296	286	295	285
Employee stock options, RSUs, PSUs and ESPP	—	8	—	—
Diluted	296	294	295	285
Income (loss) per common share
Basic	$(2.78)	$0.82	$(0.48)	$(0.46)
Diluted	$(2.78)	$0.80	$(0.48)	$(0.46)
Anti-dilutive potential common shares excluded(1)	12	5	12	13

(1)	For purposes of computing diluted income (loss) per common share, certain potentially dilutive securities have been excluded from the calculation because their effect would have been anti-dilutive.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 12.	Employee Termination, Asset Impairment and Other Charges

The Company recorded the following charges related to employee terminations benefits, asset impairment, and other charges:

	Three Months Ended		Six Months Ended
	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
	(in millions)
Employee termination and other charges:
Restructuring Plan 2016	$32	$19	$77	$46
Closure of Foreign Manufacturing Facility	—	2	—	6
Business Realignment	16	7	23	44
Total employee termination and other charges	48	28	$100	$96
Stock-based compensation accelerations and adjustments
Business Realignment	—	3	—	4
Total stock-based compensation accelerations and adjustments	—	4	—	4
Asset impairment:
Closure of Foreign Manufacturing Facility	—	13	—	13
Total asset impairment	—	13	—	13
Total employee termination and other charges, and stock-based compensation accelerations and adjustments	$48	$45	$100	$113

Restructuring Plan 2016

In 2016, the Company initiated a set of actions relating to the restructuring plan associated with the integration of substantial portions of its HGST and WD subsidiaries (“Restructuring Plan 2016”). Restructuring Plan 2016 consists of asset and footprint reduction, product road map consolidation and organization rationalization. In addition to the amounts recognized under Restructuring Plan 2016 as presented above, the Company recognized $8 million and $30 million of accelerated depreciation on facility assets in cost of revenue during the six months ended December 29, 2017 and December 30, 2016, respectively.

The following table presents an analysis of the components of the activity against the reserve during the six months ended December 29, 2017:

	Employee Termination Benefits	Contract Termination and Other	Total
	(in millions)
Accrual balance at June 30, 2017	$11	$2	$13
Charges	58	19	77
Cash payments	(49)	(10)	(59)
Accrual balance at December 29, 2017	$20	$11	$31

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Business Realignment

The Company periodically incurs charges as part of the integration process of recent acquisitions and to realign its operations with anticipated market demand. The following table presents an analysis of the components of the activity against the reserve:

	Employee Termination Benefits	Contract Termination and Other	Total
	(in millions)
Accrual balance at June 30, 2017	$18	$5	$23
Charges	17	6	23
Cash payments	(14)	(4)	(18)
Accrual balance at December 29, 2017	$21	$7	$28

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 13.	Legal Proceedings

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

Intellectual Property Litigation

In June 2008, Convolve, Inc. (“Convolve”) filed a complaint with the U.S. District Court for the Eastern District of Texas against WD, HGST, and two other companies alleging infringement of U.S. Patent Nos. 6,314,473 and 4,916,635. The complaint sought unspecified monetary damages and injunctive relief. In October 2008, Convolve amended its complaint to allege infringement of only the ’473 patent. The ’473 patent allegedly relates to interface technology to select between certain modes of a disk drive’s operations relating to speed and noise. In July 2011, a verdict was rendered against WD and HGST in an amount that is not material to the Company’s financial position, results of operations or cash flows, for which the Company previously recorded an accrual. In March 2015, WD and HGST filed notices of appeal with the U.S. District Court for the Federal Circuit (“Federal Circuit”). In April 2015, Convolve filed a motion for reconsideration of the final judgment. In June 2017, the District Court vacated the judgment against WD and HGST with respect to infringement, willfulness, and damages and denied Convolve’s motion for reconsideration. In December 2017, WD and HGST filed an amended notice of appeal with the Federal Circuit with respect to validity. In January 2018, WD, HGST and Convolve entered into a settlement agreement resolving the litigation and agreeing to seek dismissal of all claims and actions between the parties.

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

Antitrust

In July 2010, Samsung Electronics Co., Ltd. (“Samsung”) filed an action against Panasonic Corporation (“Panasonic”) and SD-3C LLC (“SD-3C”) with the U.S. District Court for the Northern District of California, alleging that the defendants violated federal antitrust laws and California antitrust and unfair competition laws relating to the licensing practices and operations of SD-3C. The complaint seeks damages, restitution, injunctive and declaratory relief, and fees and costs. SanDisk is not a defendant in this case, but it established SD-3C along with Panasonic and Toshiba Corporation (“Toshiba”), and the complaint includes various factual allegations concerning SanDisk. As a member of SD-3C, SanDisk could be responsible for a portion of any monetary award. Other requested relief, if granted, could result in a loss of revenue to SanDisk. In November 2015, the defendants filed a motion to dismiss. In September 2016, the District Court stayed the litigation pending the outcome of an ongoing arbitration between Samsung and Toshiba. The District Court denied the motion to dismiss without prejudice to refiling after the stay is lifted. The arbitration between Samsung and Toshiba was concluded in May 2017. In October 2017, the District Court issued an order directing Samsung and Toshiba to seek clarification from the arbitration panel regarding certain aspects of its decision.

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

Toshiba Matters

In December 2017, the Company entered into a Confidential Settlement and Mutual Release Agreement (the “Toshiba Settlement Agreement”) with Toshiba and TMC. Under the Toshiba Settlement Agreement, the parties agreed to withdraw and seek dismissal of the litigation and arbitration proceedings discussed below. Further information about the Toshiba Settlement Agreement is set forth below under “Settlement Agreement.”

Proceedings

In July 2017, the Company received a petition for provisional disposition that was filed by Toshiba and TMC in the Tokyo District Court. The petition alleged that the Company engaged in acts of defamation and wrongful acquisition and use of trade secrets in violation of the Unfair Competition Prevention Act. The petition requested injunctive relief.

In August 2017, the Company received a complaint filed by Toshiba and TMC in the Tokyo District Court seeking a permanent injunction and damages of 120 billion Japanese yen. The complaint was based on the same allegations as the petition for provisional disposition.

In May 2017, several of the Company’s SanDisk subsidiaries (the “SanDisk Subsidiaries”) filed a request for arbitration with the ICC International Court of Arbitration seeking an order requiring Toshiba to unwind the transfer of its interests in Flash Ventures to its affiliate, TMC, and injunctive relief preventing Toshiba from further breaching the Flash Ventures agreements in violation of the SanDisk Subsidiaries’ consent rights. In June 2017, the SanDisk Subsidiaries sought preliminary injunctive relief in the Superior Court of the State of California for the County of San Francisco in aid of that arbitration. Among other things, SanDisk asked the Superior Court to prevent Toshiba from transferring its interests in Flash Ventures until the SanDisk Subsidiaries could seek injunctive relief in the arbitration to prevent a transfer.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In July 2017, SanDisk LLC filed a request for arbitration with the ICC International Court of Arbitration against Toshiba seeking damages and injunctive relief for, among other things, blocking certain employees of SanDisk’s affiliates from accessing shared databases regarding Flash Ventures and from refusing to ship certain engineering wafers and samples to SanDisk’s affiliates in breach of the agreements governing the joint venture (the “Access Restrictions”). SanDisk LLC also sought injunctive relief, a preliminary injunction and a temporary restraining order, in aid of that arbitration from the Superior Court of the State of California for the County of San Francisco. In July 2017, SanDisk LLC amended its request for arbitration to, among other things, add TMC as a defendant.

In September 2017, the SanDisk Subsidiaries filed a request for arbitration with the ICC International Court of Arbitration against Toshiba in relation to Toshiba's announced decision to invest unilaterally in manufacturing equipment for the Fab 6 clean room at the joint venture operations in Yokkaichi, Japan. The SanDisk Subsidiaries sought, among other things, a permanent injunction preventing Toshiba from making unilateral investments in capacity expansions and conversions for 3‑dimensional (“3D”) NAND technology, which we refer to as BiCS 3D NAND-flash memory, including investments in manufacturing equipment for Fab 6, without first complying with its obligations with respect to giving the SanDisk Subsidiaries the opportunity to make comparable investments.

Settlement Agreement

In December 2017, the Company, the SanDisk Subsidiaries, Toshiba and TMC entered into the Toshiba Settlement Agreement pursuant to which the parties agreed to withdraw and seek dismissal of the proceedings above and mutually release each other from all claims relating to, among other things, (i) the transfer of Toshiba’s equity interests in Flash Ventures to TMC, (ii) the Access Restrictions, (iii) TMC’s decision to invest unilaterally in Phase I of Fab 6 and (iv) the sale of TMC to K.K. Pangea (“Pangea”), which will be owned, as of the closing of the sale, by certain members of a consortium of investors led by Bain Capital (as defined below). In addition, the Company agreed to consent to the transfer of Toshiba’s interests in Flash Ventures to TMC, the assignment of all agreements relating to Flash Ventures by Toshiba to TMC and the sale of TMC to Pangea. Toshiba and TMC have also agreed to end the Access Restrictions. For a period of three years following the closing of the sale of TMC to Pangea, the Company’s consent shall be required for any issuance or transfer of equity securities, voting rights or control in TMC by TMC, Toshiba, Bain Capital or their respective affiliates to certain restricted parties, subject to certain limited exceptions. Pursuant to the Toshiba Settlement Agreement, the Company and the SanDisk Subsidiaries also entered into certain other agreements with TMC related to the operation of Flash Ventures, including an agreement regarding the construction and operation of Fab 6 and the extension of the term of Flash Alliance.

In December 2017, the Company and the SanDisk Subsidiaries also entered into a Confidential Settlement Agreement and Mutual Release with Bain Capital Private Equity, L.P., BCPE Pangea Cayman, L.P., BCPE Pangea Cayman2, Ltd., Bain Capital Fund XII, L.P., Bain Capital Asia Fund III, L.P. and Pangea (together, “Bain Capital”) on terms substantially similar to the terms of the Toshiba Settlement Agreement, subject to certain transfer restrictions on Bain Capital.

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

The Company has recorded an accrual for German copyright levies in an amount that is not material to the Company’s financial position, results of operations or cash flows; however, it is reasonably possible that the Company could incur losses totaling up to $177 million, inclusive of amounts accrued, if it does not prevail in this matter.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of December 29, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$22	$1,187	$5,063	$—	$6,272
Short-term investments	—	—	23	—	23
Accounts receivable, net	—	1,207	845	—	2,052
Intercompany receivables	1,760	3,670	1,997	(7,427)	—
Inventories	—	1,076	1,481	(276)	2,281
Other current assets	5	181	264	35	485
Total current assets	1,787	7,321	9,673	(7,668)	11,113
Property, plant and equipment, net	—	1,100	1,954	—	3,054
Notes receivable and investments in Flash Ventures	—	—	1,845	—	1,845
Goodwill	—	387	9,689	—	10,076
Other intangible assets, net	—	44	3,186	—	3,230
Investments in consolidated subsidiaries	19,030	18,314	—	(37,344)	—
Loans due from consolidated affiliates	3,306	16	—	(3,322)	—
Other non-current assets	51	612	461	(602)	522
Total assets	$24,174	$27,794	$26,808	$(48,936)	$29,840

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$227	$1,694	$—	$1,921
Accounts payable to related parties	—	—	250	—	250
Intercompany payables	609	4,500	2,318	(7,427)	—
Accrued expenses	273	457	426	35	1,191
Accrued compensation	—	340	183	—	523
Accrued warranty	—	5	189	—	194
Current portion of long-term debt	274	—	—	—	274
Total current liabilities	1,156	5,529	5,060	(7,392)	4,353
Long-term debt	11,746	—	31	—	11,777
Loans due to consolidated affiliates	—	492	2,830	(3,322)	—
Other liabilities	—	2,523	517	(602)	2,438
Total liabilities	12,902	8,544	8,438	(11,316)	18,568
Total shareholders’ equity	11,272	19,250	18,370	(37,620)	11,272
Total liabilities and shareholders’ equity	$24,174	$27,794	$26,808	$(48,936)	$29,840

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the three months ended December 29, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Revenue, net	$—	$3,764	$5,173	$(3,601)	$5,336
Cost of revenue	—	3,256	3,703	(3,636)	3,323
Gross profit	—	508	1,470	35	2,013
Operating expenses:
Research and development	—	400	229	—	629
Selling, general and administrative	1	276	104	—	381
Intercompany operating expense (income)	—	(430)	430	—	—
Employee termination, asset impairment, and other charges	—	10	38	—	48
Total operating expenses	1	256	801	—	1,058
Operating income (loss)	(1)	252	669	35	955
Interest and other income (expense):
Interest income	66	2	12	(66)	14
Interest expense	(197)	(4)	(62)	66	(197)
Other income (expense), net	—	(4)	6	—	2
Total interest and other expense, net	(131)	(6)	(44)	—	(181)
Income (loss) before taxes	(132)	246	625	35	774
Equity in earnings from subsidiaries	(725)	593	—	132	—
Income tax expense (benefit)	(34)	1,601	30	—	1,597
Net income (loss)	$(823)	$(762)	$595	$167	$(823)

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the six months ended December 29, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Revenue, net	$—	$7,474	$10,254	$(7,211)	$10,517
Cost of revenue	—	6,456	7,350	(7,215)	6,591
Gross profit	—	1,018	2,904	4	3,926
Operating expenses:
Research and development	—	781	440	—	1,221
Selling, general and administrative	3	534	208	—	745
Intercompany operating expense (income)	—	(830)	830	—	—
Employee termination, asset impairment, and other charges	—	21	79	—	100
Total operating expenses	3	506	1,557	—	2,066
Operating income (loss)	(3)	512	1,347	4	1,860
Interest and other income (expense):
Interest income	147	4	26	(147)	30
Interest expense	(401)	(10)	(138)	147	(402)
Other income (expense), net	(8)	7	(3)	—	(4)
Total interest and other income (expense), net	(262)	1	(115)	—	(376)
Income (loss) before taxes	(265)	513	1,232	4	1,484
Equity in earnings from subsidiaries	32	1,185	—	(1,217)	—
Income tax expense (benefit)	(91)	1,655	62	—	1,626
Net income (loss)	$(142)	$43	$1,170	$(1,213)	$(142)

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the three months ended December 30, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Revenue, net	$—	$3,786	$4,245	$(3,143)	$4,888
Cost of revenue	—	3,085	3,495	(3,225)	3,355
Gross profit	—	701	750	82	1,533
Operating expenses:
Research and development	—	372	213	—	585
Selling, general and administrative	3	252	103	—	358
Intercompany operating expense (income)	—	(218)	218	—	—
Employee termination, asset impairment, and other charges	—	9	36	—	45
Total operating expenses	3	415	570	—	988
Operating income (loss)	(3)	286	180	82	545
Interest and other income (expense):
Interest income	86	—	2	(83)	5
Interest expense	(203)	—	(85)	83	(205)
Other expense, net	(2)	(5)	(17)	—	(24)
Total interest and other expense, net	(119)	(5)	(100)	—	(224)
Income (loss) before taxes	(122)	281	80	82	321
Equity in earnings from subsidiaries	270	19	—	(289)	—
Income tax expense (benefit)	(87)	116	57	—	86
Net income	$235	$184	$23	$(207)	$235

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the six months ended December 30, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Revenue, net	$—	$7,484	$8,538	$(6,420)	$9,602
Cost of revenue	—	6,150	7,048	(6,464)	6,734
Gross profit	—	1,334	1,490	44	2,868
Operating expenses:
Research and development	—	813	411	—	1,224
Selling, general and administrative	4	526	224	—	754
Intercompany operating expense (income)	—	(569)	569	—	—
Employee termination, asset impairment, and other charges	—	58	55	—	113
Total operating expenses	4	828	1,259	—	2,091
Operating income (loss)	(4)	506	231	44	777
Interest and other income (expense):
Interest income	180	1	9	(180)	10
Interest expense	(431)	(5)	(185)	180	(441)
Other expense, net	(274)	(4)	(18)	—	(296)
Total interest and other expense, net	(525)	(8)	(194)	—	(727)
Income (loss) before taxes	(529)	498	37	44	50
Equity in earnings from subsidiaries	217	(208)	—	(9)	—
Income tax expense (benefit)	(181)	121	241	—	181
Net income (loss)	$(131)	$169	$(204)	$35	$(131)

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the three months ended December 29, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Net income (loss)	$(823)	$(762)	$595	$167	$(823)
Other comprehensive income, before tax:
Foreign currency translation adjustment	6	5	5	(10)	6
Net unrealized gain on derivative contracts	10	3	3	(6)	10
Net unrealized gain on available-for-sale securities	—	—	—	—	—
Total other comprehensive income, before tax	16	8	8	(16)	16
Income tax benefit (expense) related to items of other comprehensive income	(3)	—	1	(1)	(3)
Other comprehensive income, net of tax	13	8	9	(17)	13
Total comprehensive income (loss)	$(810)	$(754)	$604	$150	$(810)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the six months ended December 29, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Net income (loss)	$(142)	$43	$1,170	$(1,213)	$(142)
Other comprehensive income, before tax:
Actuarial pension gain	—	—	—	—	—
Foreign currency translation adjustment	2	1	1	(2)	2
Net unrealized gain on derivative contracts	14	6	6	(12)	14
Net unrealized loss on available-for-sale securities	(1)	(1)	(1)	2	(1)
Total other comprehensive income, before tax	15	6	6	(12)	15
Income tax benefit (expense) related to items of other comprehensive income	(3)	—	(1)	1	(3)
Other comprehensive income, net of tax	12	6	5	(11)	12
Total comprehensive income (loss)	$(130)	$49	$1,175	$(1,224)	$(130)

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the three months ended December 30, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Net income	$235	$184	$23	$(207)	$235
Other comprehensive loss, before tax:
Actuarial pension gain	1	1	1	(2)	1
Foreign currency translation adjustment	(186)	(186)	(210)	396	(186)
Net unrealized loss on derivative contracts	(136)	(136)	(132)	268	(136)
Total other comprehensive loss, before tax	(321)	(321)	(341)	662	(321)
Income tax benefit related to items of other comprehensive loss	9	10	9	(19)	9
Other comprehensive loss, net of tax	(312)	(311)	(332)	643	(312)
Total comprehensive loss	$(77)	$(127)	$(309)	$436	$(77)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the six months ended December 30, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Net income (loss)	$(131)	$169	$(204)	$35	$(131)
Other comprehensive loss, before tax:
Actuarial pension gain	6	6	6	(12)	6
Foreign currency translation adjustment	(169)	(169)	(192)	361	(169)
Net unrealized loss on derivative contracts	(140)	(140)	(136)	276	(140)
Total other comprehensive loss, before tax	(303)	(303)	(322)	625	(303)
Income tax benefit related to items of other comprehensive loss	3	3	1	(4)	3
Other comprehensive loss, net of tax	(300)	(300)	(321)	621	(300)
Total comprehensive loss	$(431)	$(131)	$(525)	$656	$(431)

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the six months ended December 29, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(279)	$108	$2,560	$(74)	$2,315
Cash flows from investing activities
Purchases of property, plant and equipment	—	(113)	(303)	—	(416)
Proceeds from the sale of property, plant and equipment	—	—	10	—	10
Acquisitions, net of cash acquired	—	(93)	(6)	—	(99)
Purchases of investments	—	(11)	(46)	—	(57)
Proceeds from sale of investments	—	—	29	—	29
Proceeds from maturities of investments	—	—	16	—	16
Notes receivable issuances to Flash Ventures	—	—	(621)	—	(621)
Notes receivable proceeds from Flash Ventures	—	—	112	—	112
Strategic investments and other, net	—	(1)	20	—	19
Intercompany loan from consolidated affiliates	1,395	—	—	(1,395)	—
Advances from (to) parent and consolidated affiliates	65	(65)	—	—	—
Net cash provided by (used in) investing activities	1,460	(283)	(789)	(1,395)	(1,007)
Cash flows from financing activities
Issuance of stock under employee stock plans	99	—	—	—	99
Taxes paid on vested stock awards under employee stock plans	(67)	—	—	—	(67)
Dividends paid to shareholders	(295)	—	—	—	(295)
Settlement of debt hedge contracts	28	—	—	—	28
Repayment of debt	(4,114)	—	—	—	(4,114)
Proceeds from debt	2,963	—	—	—	2,963
Debt issuance costs	(5)	—	—	—	(5)
Intercompany loan to consolidated affiliates	—	(54)	(1,341)	1,395	—
Change in investment in consolidated subsidiaries	214	204	(492)	74	—
Net cash provided by (used in) financing activities	(1,177)	150	(1,833)	1,469	(1,391)
Effect of exchange rate changes on cash	—	—	1	—	1
Net increase (decrease) in cash and cash equivalents	4	(25)	(61)	—	(82)
Cash and cash equivalents, beginning of year	18	1,212	5,124	—	6,354
Cash and cash equivalents, end of period	$22	$1,187	$5,063	$—	$6,272

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the six months ended December 30, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(256)	$211	$1,443	$102	$1,500
Cash flows from investing activities
Purchases of property, plant and equipment	—	(136)	(194)	—	(330)
Proceeds from the sale of property, plant and equipment	—	—	1	—	1
Purchases of investments	—	—	(239)	—	(239)
Proceeds from sale of investments	—	—	55	—	55
Proceeds from maturities of investments	—	—	279	—	279
Investments in Flash Ventures	—	—	(20)	—	(20)
Notes receivable issuances to Flash Ventures	—	—	(309)	—	(309)
Notes receivable proceeds from Flash Ventures	—	—	259	—	259
Strategic investments and other, net	—	—	(12)	—	(12)
Intercompany loans from consolidated affiliates	770	40	—	(810)	—
Advances from (to) consolidated affiliates	293	(285)	—	(8)	—
Net cash provided by (used in) investing activities	1,063	(381)	(180)	(818)	(316)
Cash flows from financing activities
Issuance of stock under employee stock plans	90	—	—	—	90
Taxes paid on vested stock awards under employee stock plans	(40)	—	—	—	(40)
Excess tax benefits from employee stock plans	56	—	—	—	56
Proceeds from acquired call option	—	—	61	—	61
Dividends paid to shareholders	(284)	—	—	—	(284)
Repayment of debt	(4,767)	(2,995)	(492)	—	(8,254)
Proceeds from debt	3,992	—	—	—	3,992
Debt issuance costs	(7)	—	—	—	(7)
Intercompany loan to consolidated affiliates	—	(5,966)	5,156	810	—
Change in investment in consolidated subsidiaries	199	8,808	(8,913)	(94)	—
Net cash used in financing activities	(761)	(153)	(4,188)	716	(4,386)
Effect of exchange rate changes on cash	—	—	(9)	—	(9)
Net increase (decrease) in cash and cash equivalents	46	(323)	(2,934)	—	(3,211)
Cash and cash equivalents, beginning of year	—	1,206	6,945	—	8,151
Cash and cash equivalents, end of period	$46	$883	$4,011	$—	$4,940

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 15.	Subsequent Events

In January 2018, the Company announced its planned issuance of $2.30 billion aggregate principal amount of 4.750% senior unsecured notes due 2026 (the “2026 Notes”) and $1.00 billion aggregate principal amount of 1.5% convertible senior notes due 2024 (the “2024 Convertible Notes”). The 2024 Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination thereof, at an initial conversion price of approximately $121.91 per share. The issuance of the 2026 Notes and 2024 Convertible Notes is subject to customary closing conditions.

On January 29, 2018, the Company commenced a cash tender offer with respect to any and all of its outstanding $3.35 billion aggregate principal amount of 10.500% senior unsecured notes due 2024 (the “2024 Unsecured Notes”). The consideration offered for the 2024 Unsecured Notes is a total consideration of $1,167.25 per $1,000 principal amount, which includes the tender offer consideration of $1,137.25 and an early tender premium of $30.00. On January 30, 2018, the Company delivered a notice of conditional redemption with respect to the 2024 Unsecured Notes, with a March 1, 2018 redemption date. The redemption of the 2024 Unsecured Notes is conditioned upon the issuance of the 2026 Notes. On January 30, 2018, the Company also delivered a notice of conditional redemption with respect to its outstanding $1.88 billion aggregate principal amount of 7.375% senior secured notes due 2023 (the “2023 Secured Notes”), with a March 1, 2018 redemption date. The redemption of the 2023 Secured Notes is conditioned upon the issuance of the 2024 Convertible Notes and/or an increase in the Company’s Term Loan A credit facility that collectively generates proceeds in excess of $2 billion.

Since December 29, 2017, the Company also resumed its stock repurchase program and has repurchased approximately $151 million of its common stock in privately negotiated transactions, at a purchase price per share equal to $87.08 per share, with available cash on hand.

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

Key Developments

Refinancing Transactions

In January 2018, we announced our planned issuance of $2.30 billion aggregate principal amount of 4.750% senior unsecured notes due 2026 (the “2026 Notes”) and $1.00 billion aggregate principal amount of 1.5% convertible senior notes due 2024 (the “2024 Convertible Notes”). We intend to use the net proceeds of these offerings, together with available cash on hand and, with respect to the 2024 Convertible Notes, approximately $1 billion of proceeds from an anticipated increase in the size of our existing Term Loan A (the “TLA Increase”), to fund a cash tender offer and/or redemption of all of our currently outstanding 10.500% senior unsecured notes due 2024 (the “2024 unsecured notes”) and the redemption of all of our currently outstanding 7.375% senior secured notes due 2023 (the “2023 secured notes”). The offering of the 2026 Notes and 2024 Convertible Notes, the TLA Increase, the tender offer and/or redemption of the 2024 unsecured notes and the redemption of the 2023 secured notes are collectively referred to as the “Refinancing Transactions”.

The Refinancing Transactions are expected to be completed in the third quarter of fiscal year 2018, subject to customary closing conditions.

In connection with the Refinancing Transactions, we have announced that we intend to repurchase up to $500 million of our common stock in privately negotiated or open market transactions. Since December 29, 2017, we have repurchased approximately $151 million of our common stock in privately negotiated transactions, at a purchase price per share equal to $87.08 per share, with available cash on hand.

Tax Reform

On December 22, 2017, the President of the United States of America signed the Tax Cuts and Jobs Act (the “2017 Act”), which includes a broad range of tax reform proposals affecting businesses, including a reduction in the U.S. federal corporate tax rate from 35% to 21%, a one-time mandatory deemed repatriation tax on earnings of certain foreign subsidiaries that were previously tax deferred, and new taxes on certain foreign earnings. As a result of the 2017 Act, we have made a reasonable estimate of the effects on the Company’s existing deferred tax balances and the one-time mandatory deemed repatriation tax required by the 2017 Act and have recognized a provisional income tax expense of $1.66 billion for the one-time mandatory deemed repatriation tax and a provisional income tax benefit of $88 million related to the re-measurement of deferred tax assets and liabilities for the three and six months ended December 29, 2017. For additional information regarding the 2017 Act, see Part I, Item 1, Note 10, Income Tax Expense, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q. See also the discussion in “Results of Operations-Income Tax Expense” and “Liquidity and Capital Resources” below for information regarding the impact of the 2017 Act on the Company’s financial condition, results of operations and cash flows.

Ventures with TMC

Through our strategic partnership with Toshiba Memory Corporation (“TMC”), which consists of three separate legal entities: Flash Partners Ltd., Flash Alliance Ltd. and Flash Forward Ltd., collectively referred to as “Flash Ventures”, we and TMC currently operate three business ventures in 300-millimeter NAND-flash manufacturing facilities in Yokkaichi, Japan, which provide us leading-edge, cost-competitive NAND wafers for our end products.

In September 2017, Toshiba Corporation (“Toshiba”), of which TMC is a wholly owned subsidiary, announced it had entered into a definitive agreement to sell TMC, including its interest in Flash Ventures, to a consortium led by SK Hynix Inc. and Bain Capital Private Equity, L.P., BCPE Pangea Cayman, L.P., BCPE Pangea Cayman2, Ltd., Bain Capital Fund XII, L.P., Bain Capital Asia Fund III, L.P. and Pangea (together, “Bain Capital”), that includes other competitors, as well as key customers. We previously asserted our consent rights under the terms of the Flash Ventures agreements with respect to the transactions involving, among other things, the transfer by Toshiba of its interests in Flash Ventures to TMC, and the proposed sale of TMC to a consortium of investors led by Bain Capital. In December 2017, we entered into a Confidential Settlement and Mutual Release Agreement (the “Toshiba Settlement Agreement”) with Toshiba and TMC pursuant to which the parties agreed to withdraw and seek dismissal of the litigation and arbitration proceedings related to the transfer of Toshiba’s interests in Flash Ventures and related matters. In addition to the settlement with Toshiba and TMC, we also entered into a settlement agreement with Bain Capital and certain other agreements with TMC related to the operation of Flash Ventures. See Part I, Item 1, Note 13, Legal Proceedings, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a further discussion of the litigation and arbitration proceedings between the parties and the Toshiba Settlement Agreement.

See Part I, Item 1, Note 8, Commitments, Contingencies and Related Parties, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q for additional information on Flash Ventures.

Y6 Facility Agreement

In connection with the Toshiba Settlement Agreement, in December 2017, we entered into a facility agreement (the “Y6 Facility Agreement”) with TMC regarding the construction and operation of a new 300-millimeter wafer fabrication facility in Yokkaichi, Japan, referred to as “Fab 6”. The primary purpose of Fab 6, which is located adjacent to the fabrication facilities in Yokkaichi currently utilized by Flash Ventures, is to provide cleanroom space to continue the transition of the parties’ existing 2D NAND manufacturing capacity to BiCS 3D NAND manufacturing capacity. The Y6 Facility Agreement establishes terms for the manufacture of NAND in Fab 6 and amends the existing agreements governing Flash Ventures to provide for their use of Fab 6. We have agreed to fund 50% of Fab 6’s start-up costs, as well as 50% of Flash Ventures’ portion of an upcoming investment in manufacturing equipment for Fab 6. The Company’s share of the initial commitment is expected to be approximately $950 million, mostly for equipment investments and some start-up costs to be incurred primarily through calendar 2018.

Extension of Joint Venture Agreements

In connection with the Toshiba Settlement Agreement, in December 2017, we also entered into agreements with TMC to extend the term of Flash Alliance Ltd. to December 31, 2029 and the term of Flash Forward Ltd. to December 31, 2027. The term of Flash Partners Ltd. was previously extended to December 31, 2029.

Debt Facilities

During the second quarter ended December 29, 2017, we settled certain debt facilities, entered into new debt facilities at lower rates and increased our revolving credit facility. The financing arrangement activities were as follows:

•
We settled our existing U.S dollar-denominated term B-2 loans (“U.S. Term Loan B-2”) with the proceeds of a new issuance of a $2.96 billion U.S. dollar-denominated term loan (“U.S. Term Loan B-3”) at an interest rate lower than our U.S. Term Loan B-2 tranche.

•	We made a voluntary prepayment of the full principal amounts of our Euro-denominated term B-2 loans (“Euro Term Loan B-2”) using cash on hand.

•	We increased the size of our existing $1 billion revolving credit facility by $500 million to $1.5 billion. The terms of our revolving credit facility remained unchanged.

For additional information regarding our debt facilities, see Part I, Item 1, Note 6, Debt, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q.

Results of Operations

Second Quarter and First Half Overview

The following table sets forth, for the periods presented, selected summary information from our Condensed Consolidated Statements of Operations by dollars and percentage of net revenue(1):

	Three Months Ended
	December 29, 2017		December 30, 2016		$ Change	% Change
	(in millions, except percentages)
Revenue, net	$5,336	100.0%	$4,888	100.0%	$448	9.2%
Cost of revenue	3,323	62.3	3,355	68.6	(32)	(1.0)
Gross profit	2,013	37.7	1,533	31.4	480	31.3
Operating Expenses:
Research and development	629	11.8	585	12.0	44	7.5
Selling, general and administrative	381	7.1	358	7.3	23	6.4
Employee termination, asset impairment, and other charges	48	0.9	45	0.9	3	6.7
Total operating expenses	1,058	19.8	988	20.2	70	7.1
Operating income	955	17.9	545	11.1	410	75.2
Interest and other income (expense):
Interest income	14	0.3	5	0.1	9	180.0
Interest expense	(197)	(3.7)	(205)	(4.2)	8	(3.9)
Other income (expense), net	2	—	(24)	(0.5)	26	(108.3)
Total interest and other expense, net	(181)	(3.4)	(224)	(4.6)	43	(19.2)
Income before taxes	774	14.5	321	6.6	453	141.1
Income tax expense	1,597	29.9	86	1.8	1,511	1,757.0
Net income (loss)	$(823)	(15.4)	$235	4.8	(1,058)	(450.2)

(1)	Percentages may not total due to rounding.

	Six Months Ended
	December 29, 2017		December 30, 2016		$ Change	% Change
	(in millions, except percentages)
Revenue, net	$10,517	100.0%	$9,602	100.0%	$915	9.5%
Cost of revenue	6,591	62.7	6,734	70.1	(143)	(2.1)
Gross profit	3,926	37.3	2,868	29.9	1,058	36.9
Operating Expenses:
Research and development	1,221	11.6	1,224	12.7	(3)	(0.2)
Selling, general and administrative	745	7.1	754	7.9	(9)	(1.2)
Employee termination, asset impairment, and other charges	100	1.0	113	1.2	(13)	(11.5)
Total operating expenses	2,066	19.6	2,091	21.8	(25)	(1.2)
Operating income	1,860	17.7	777	8.1	1,083	139.4
Interest and other income (expense):
Interest income	30	0.3	10	0.1	20	200.0
Interest expense	(402)	(3.8)	(441)	(4.6)	39	(8.8)
Other income (expense), net	(4)	—	(296)	(3.1)	292	(98.6)
Total interest and other expense, net	(376)	(3.6)	(727)	(7.6)	351	(48.3)
Income before taxes	1,484	14.1	50	0.5	1,434	2,868.0
Income tax expense	1,626	15.5	181	1.9	1,445	798.3
Net income (loss)	$(142)	(1.4)	$(131)	(1.4)	$(11)	8.4

(1)	Percentages may not total due to rounding.

The following table sets forth, for the periods presented, summary information regarding net revenues by geography and end market:

	Three Months Ended		Six Months Ended
	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
	(in millions, except exabytes and percentages)
Revenue, net	$5,336	$4,888	$10,517	$9,602

Revenues by Geography (%) (1)
Americas	25%	26%	26%	26%
Europe, Middle East and Africa	19	19	18	18
Asia	56	55	56	56

Revenues by End Market (%) (2)
Client Devices	50%	49%	51%	50%
Data Center Devices & Solutions	27	29	27	29
Client Solutions	24	22	23	21

Exabytes Shipped	95	78	182	158

(1)	Percentages for the prior year have been revised to conform to the current year presentation.

(2)	Percentages may not total due to rounding.

Net Revenue

Net revenue for the three and six months ended December 29, 2017 increased $448 million, or 9.2%, and $915 million, or 9.5%, respectively, as compared to the same periods in prior year. The increase in net revenue for the three and six months ended December 29, 2017, compared to the same periods in the prior year, primarily reflects a favorable flash memory demand environment and growth of our diversified product portfolio. For the three and six months ended December 29, 2017, Client Devices revenue increased 9.5% and 11.1%, respectively, year-over-year, primarily driven by growth in mobility, client solid state drives (“SSD”) and surveillance products. Our revenue for Data Center Devices and Solutions for the three and six months ended December 29, 2017 increased 2.9% and 1.6%, respectively, year-over-year, driven primarily by a significant increase in sales from our capacity enterprise hard disk drives (“HDD”), partially offset by an expected decline in sales from our performance enterprise HDDs. Client Solutions revenue for the three and six months ended December 29, 2017 increased 16.6% and 16.5%, respectively, year-over-year, primarily as a result of the strength and reach of our valuable global retail brands.

Our top 10 customers accounted for 42% and 41% of our net revenue for the three and six months ended December 29, 2017, respectively, and 43% and 42% of our net revenue for the three and six months ended December 30, 2016, respectively. For the three and six months ended December 29, 2017 and December 30, 2016, no single customer accounted for 10% or more of our net revenue.

Changes in the net revenue by geography generally reflect normal fluctuations in market demand and competitive dynamics.

Consistent with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. For the three and six months ended December 29, 2017, these programs represented 12% and 13% of gross revenues, respectively. For each of the three and six months ended December 30, 2016, these programs represented 13% of gross revenues. The amounts attributed to our sales incentive and marketing programs generally vary according to several factors including industry conditions, list pricing strategies, seasonal demand, competitor actions, channel mix and overall availability of products. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue.

Gross Profit and Gross Margin

Gross profit for the three and six months ended December 29, 2017 increased $480 million, or 31.3%, and $1.058 billion, or 36.9%, respectively, as compared to the same period in the prior year. The increase in gross profit for the three and six months ended December 29, 2017 reflects the increase in revenue discussed above and improvements in our gross margin. The increase in gross margin for the three and six months ended December 29, 2017 was primarily due to a favorable demand environment for flash-based products, improvements in our production costs from technology transitions and a higher mix of flash-based product revenue. Gross profit was negatively impacted by amortization expense on acquired intangible assets, stock-based compensation, charges related to the implementation of cost-saving initiatives and other charges, which aggregated $293 million, or 5.5%, of revenue, for the three months ended December 29, 2017, and $259 million, or 5.3%, of revenue, for the three months ended December 30, 2016.

Gross profit was negatively impacted by amortization expense on acquired intangible assets, stock-based compensation, charges related to the implementation of cost-saving initiatives and other charges, which aggregated $572 million, or 5.4%, of revenue, for the six months ended December 29, 2017, and $523 million, or 5.4%, of revenue, for the six months ended December 30, 2016.

Operating Expenses

The increase in research and development (“R&D”) expense for the three months ended December 29, 2017 of $44 million, or 7.5%, from the same period in the prior year, was primarily due to on-going investments in future capabilities and operating expenses of recent acquisitions. The three months ended December 29, 2017 also included aggregate charges of $48 million related to stock-based compensation expenses, charges related to the implementation of cost-saving initiatives, acquisition-related charges and other charges, compared to $49 million for the three months ended December 30, 2016 related to such charges.

R&D expense for the six months ended December 29, 2017 remained relatively consistent with the same period in the prior year. This was primarily due to an increase in on-going investments in future capabilities and operating expenses of recent acquisitions, offset by variable compensation. The six months ended December 29, 2017 also included aggregate charges of $95 million related to stock-based compensation expenses, charges related to the implementation of cost-saving initiatives, acquisition-related charges and other charges, compared to $102 million for the six months ended December 30, 2016 related to such charges.

Selling, general and administrative (“SG&A”) expense for the three months ended December 29, 2017 increased $23 million, or 6.4%, from the same period in the prior year, primarily due to operating expenses of recent acquisitions and an increase in legal expenses. Both the three months ended December 29, 2017 and December 30, 2016 also included aggregate charges of $97 million related to stock-based compensation expenses, amortization expense on acquired intangible assets, charges related to the implementation of cost-saving initiatives, acquisition-related charges and other discrete charges.

SG&A expense for the six months ended December 29, 2017 remained relatively consistent from the same period in the prior year. This was primarily due to an increase in operating expenses of recent acquisitions and legal expenses, offset by lower variable compensation. The six months ended December 29, 2017 also included aggregate charges of $187 million related to stock-based compensation expenses, amortization expense on acquired intangible assets, charges related to the implementation of cost-saving initiatives, acquisition-related charges and other charges, compared to $216 million for the six months ended December 30, 2016 related to such charges.

Employee termination and other charges for the three and six months ended December 29, 2017 primarily related to further actions associated with the integration and business realignment of substantial portions of our business. For additional information regarding employee termination, asset impairment and other charges, see Part I, Item 1, Note 12, Employee Termination, Asset Impairment and Other Charges, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q.

Interest and Other Income (Expense)

Total interest and other income (expense), net for the three months ended December 29, 2017 decreased $43 million from the same period in the prior year, primarily due to higher foreign exchange losses and other charges of $26 million in the prior year, lower interest expense of $8 million resulting from reductions in the principal amount of debt and higher interest income of $9 million related to increased investments.

Total interest and other income (expense), net for the six months ended December 29, 2017 decreased $351 million from the same period in the prior year, primarily due to the loss on extinguishment of debt of $292 million recognized in the prior year, lower interest expense of $39 million resulting from reductions in the principal amount of debt and higher interest income of $20 million related to increased investments.

Income Tax Expense

The following table sets forth income tax information from our Consolidated Statement of Operations by dollar and effective tax rate.

	Three Months Ended		Six Months Ended
	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
	(in millions, except percentages)
Income before taxes	$774	$321	$1,484	$50
Income tax expense	1,597	86	$1,626	$181
Effective tax rate	206%	27%	110%	362%

Under the 2017 Act, the U.S. federal corporate tax rate is reduced from 35% to 21% and is effective January 1, 2018 resulting in the use of an estimated annual effective rate of approximately 28% for our U.S. federal corporate tax rate for fiscal year 2018. The reduction in the U.S. federal corporate tax rate from 35% to the blended tax rate of 28% for fiscal year 2018 is estimated to have reduced our income tax expense by $7 million for the three and six months ended December 29, 2017. For fiscal year 2019 and beyond, we will utilize the enacted U.S. federal corporate tax rate of 21%.

Consistent with applicable Securities and Exchange Commission (“SEC”) guidance, we made a reasonable estimate of the effects on our existing deferred tax balances and the one-time mandatory deemed repatriation tax required by the 2017 Act and have recognized a provisional income tax expense of $1.66 billion for the one-time mandatory deemed repatriation tax and a provisional income tax benefit of $88 million related to the re-measurement of deferred tax assets and liabilities for the three and six months ended December 29, 2017. Both items are included as a component of income tax expense from continuing operations in the Condensed Consolidated Statements of Operations. For other elements of tax expense noted in Part I, Item 1, Note 10, Income Tax Expense, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q, or where we have not made an election, we have not been able to make a reasonable estimate and continue to account for such items based on the provisions of the tax laws that were in effect immediately prior to the 2017 Act. As we finalize the accounting for the tax effects of the enactment of the 2017 Act during a one-year measurement period permitted by applicable SEC guidance, we expect to reflect adjustments to the recorded provisional amounts and record additional tax effects of the 2017 Act.

The primary drivers for the difference between the effective tax rate for the three and six months ended December 29, 2017 and the U.S. Federal statutory rate of 28% are related to the net charge of $1.66 billion for the one-time mandatory deemed repatriation tax, offset in part by an income tax benefit related to the re-measurement of deferred taxes as required by the 2017 Act. Excluding these items, the effective tax rate for the three and six months ended December 29, 2017 would be approximately 4%. The primary drivers for the remaining difference between the effective tax rate for the three and six months ended December 29, 2017 and the U.S. Federal statutory rate of 28% are the current year generation of tax credits, and tax holidays in Malaysia, Philippines, Singapore and Thailand that expire at various dates during fiscal years 2018 through 2030 and windfall tax benefits related to vesting and exercises of stock-based awards. The windfall tax benefits are a result of the adoption of ASU 2016-09, which requires us to now recognize $5 million and $27 million of windfall tax benefits related to vesting and exercises of stock-based awards as a component of our income tax expense for the three and six months ended December 29, 2017, respectively. The windfall tax benefits for the three and six months ended December 30, 2016 were recorded within stockholders’ equity.

Income tax expense for the six months ended December 30, 2016 was attributable to discrete effects consisting of income tax expense from the integration of SanDisk Corporation (“SanDisk”) of $90 million and a valuation allowance on acquired tax attributes of $109 million, partially offset by income tax benefit from deductible debt issuance costs, debt discounts and prepayment fees from the debt extinguishment of $96 million. The primary drivers for the difference between the effective tax rate for the six months ended December 30, 2016 and the U.S. Federal statutory rate of 35% are these discrete items, the current year generation of tax credits and tax holidays in Malaysia, Philippines, Singapore and Thailand that expire at various dates during fiscal years 2018 through 2030.

The 2017 Act is expected to have an unfavorable impact on our effective tax rate for fiscal year 2018 due to the mandatory deemed repatriation tax offset in part by the re-measurement of deferred taxes and the reduction in the corporate tax rate.  In future years, certain additional provisions of the 2017 Act, such as a minimum tax on foreign earnings, will also apply to us and, as a result, we generally expect our effective tax rate to increase from the rate expected for fiscal year 2018 (excluding the mandatory deemed repatriation tax and the re-measurement of deferred taxes). Our estimate of the effective tax rate increase is subject to our assertion as to whether foreign undistributed earnings are indefinitely reinvested and to other calculations and elections during the measurement period.  Our total tax expense in future fiscal years will also vary as a result of discrete items such as excess tax benefits or deficiencies.

For additional information regarding income tax expense (benefit), see Part I, Item 1, Note 10, Income Tax Expense, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q.

Liquidity and Capital Resources

The following table summarizes our statements of cash flows:

	Six Months Ended
	December 29, 2017	December 30, 2016
	(in millions)
Net cash provided by (used in):
Operating activities	$2,315	$1,500
Investing activities	(1,007)	(316)
Financing activities	(1,391)	(4,386)
Effect of exchange rate changes on cash	1	(9)
Net decrease in cash and cash equivalents	$(82)	$(3,211)

We believe our cash, cash equivalents and cash generated from operations as well as our available credit facilities will be sufficient to meet our working capital, debt, stock repurchases, dividend and capital expenditure needs for at least the next twelve months. Our ability to sustain our working capital position is subject to a number of risks that we discuss in Part II, Item 1A, Risk Factors, in this Quarterly Report on Form 10‑Q.

During 2018, we expect cash used for purchases of property, plant and equipment and net activity in notes receivable and equity investments relating to Flash Ventures to be approximately $1.50 billion to $1.90 billion. The total expected cash to be used could vary depending on the timing and completion of various capital projects and the availability, timing and terms of related financing. As described above, we also expect that if the Refinancing Transactions and share repurchase are completed, our total debt outstanding will decrease by approximately $1.00 billion and our available cash on hand will decrease by approximately $2.40 billion compared to December 29, 2017. See above in “Key Developments - Refinancing Transactions” for additional information

Pursuant to the 2017 Act, we are required to pay a one-time deemed repatriation tax related to the undistributed earnings of our foreign subsidiaries. For the three and six months ended December 29, 2017, we recorded a provisional amount for the mandatory deemed repatriation tax liability of $1.66 billion, which is payable over an 8-year period as further discussed below under “Short and Long-term Liquidity-Contractual Obligations and Commitments.” The provisional amount included in the Condensed Consolidated Financial Statements of Operations may change when we finalize the calculation of our post-1986 foreign earnings and profits that were previously deferred from U.S. income taxes and the amount of foreign earnings held in cash or other specified assets. For additional information regarding our total tax liability for the mandatory repatriation tax, see Part I, Item 1, Note 10, Income Tax Expense, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q.

A total of $4.90 billion and $4.99 billion of our cash and cash equivalents was held outside of the U.S. as of December 29, 2017 and June 30, 2017, respectively. Although the mandatory deemed repatriation tax has removed U.S. federal taxes on distributions to the U.S., we continue to evaluate the expected manner of recovery to determine whether or not to assert indefinite reinvestment on a part or all the foreign undistributed earnings. This requires us to re-evaluate the existing short and long-term capital allocation policies in light of the 2017 Act and calculate the tax cost, that is incremental to the U.S. deemed repatriation tax, (e.g. foreign withholding, state income taxes, and additional U.S. tax on currency transaction gains or losses) of repatriating cash to the U.S. While the current tax expense is based upon an assumption that foreign undistributed earnings are indefinitely reinvested, our plan may change upon the completion of long-term capital allocation plans in light of the 2017 Act and completion of the calculation of the incremental tax effects on the repatriation of foreign undistributed earnings. In the event we determine not to continue to assert the permanent reinvestment of part or all of our foreign undistributed earnings such a determination could result in the accrual and payment of additional foreign, state and local taxes.

Operating Activities

Cash flow from operating activities primarily consists of net income, adjusted for non-cash charges, plus or minus changes in other operating assets and liabilities. This represents our principal source of cash. Net cash provided by changes in other operating assets and liabilities was $1.27 billion for the six months ended December 29, 2017, as compared to net cash used for changes in other operating assets and liabilities of $37 million for the six months ended December 30, 2016.

Changes in our other operating assets and liabilities is largely affected by our working capital requirements which is dependent on the effective management of our cash conversion cycle. Our cash conversion cycle measures how quickly we can convert our products into cash through sales. The cash conversion cycles were as follows:

	December 29, 2017	December 30, 2016
	(in days)
Days sales outstanding	35	38
Days in inventory	62	56
Days payables outstanding	(59)	(59)
Cash conversion cycle	38	35

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

For the six months ended December 29, 2017, DSO decreased by 3 days over the prior year, primarily reflecting routine variations in the timing of customer receipts. DIO increased by 6 days over the prior year, primarily reflecting short-term build-up of inventory to support expected demand. DPO primarily reflects routine variations in timing of purchases and payments and remained consistent over the prior year.

Investing Activities

Net cash used in investing activities for the six months ended December 29, 2017 primarily consisted of $416 million of capital expenditures, a net $509 million increase in notes receivable issuances to Flash Ventures, and $99 million for acquisitions. Net cash used in investing activities for the six months ended December 30, 2016 primarily consisted of $330 million of capital expenditures and a $70 million net increase in notes receivable issuances to and investments in Flash Ventures.

Our cash equivalents are primarily invested in money market funds that invest in U.S. Treasury securities and U.S. Government agency securities as well as bank certificates of deposit. In addition, we invest directly in U.S. Treasury securities, U.S. and International Government agency securities, certificates of deposit, asset-backed securities and corporate and municipal notes and bonds.

Financing Activities

Net cash used in financing activities for the six months ended December 29, 2017 primarily consisted of $4.11 billion in debt repayments and $295 million to pay dividends on our common stock, partially offset by proceeds of $2.96 billion from debt issuances, a net $32 million in employee stock plans, and $28 million from the settlement of debt hedge contracts. Net cash used in financing activities for the six months ended December 30, 2016 consisted of $8.25 billion to repay debt, and $284 million to pay dividends on our common stock, partially offset by $3.99 billion of proceeds from debt, net of issuance costs, $61 million of proceeds from call options, and a net $106 million provided by employee stock plans.

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

Short and Long-term Liquidity

Contractual Obligations and Commitments

The following is a summary of our known contractual cash obligations and commercial commitments as of December 29, 2017:

	Total	1 Year (Remaining 6 months of 2018)	2-3 Years (2019-2020)	4-5 Years (2021-2022)	More than 5 Years (Beyond 2022)
	(in millions)
Long-term debt, including current portion	$12,237	$118	$816	$3,256	$8,047
Interest on debt	3,879	365	1,441	1,268	805
Flash Ventures and other related commitments(1)	7,698	1,755	3,796	1,766	381
Operating leases	158	23	77	39	19
Purchase obligations	1,184	1,161	23	—
Mandatory Repatriation Tax	1,657	—	265	265	1,127
Total	$26,813	$3,422	$6,418	$6,594	$10,379

(1)
Includes reimbursement for depreciation and lease payments on owned and committed equipment, funding commitments for loans and equity investments and reimbursement for other committed expenses, including R&D. Funding commitments assume no additional operating lease guarantees. Additional operating lease guarantees can reduce funding commitments.

Debt

See Part I, Item 1, Note 6, Debt, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q for information regarding our indebtedness, including information about new borrowings and repayments, increased availability under our revolving credit facility and the principal repayment terms, interest rates, covenants and other key terms of our outstanding indebtedness.

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

Flash Ventures

Flash Ventures sells and leases back from a consortium of financial institutions a portion of its tools and has entered into equipment lease agreements of which we guarantee half of the total outstanding obligations. The lease agreements contain customary covenants for Japanese lease facilities. In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, the lease agreements contain acceleration clauses for certain events of default related to the guarantors, including us. As of December 29, 2017, we were in compliance with all covenants under these Japanese lease facilities. See Part I, Item 1, Note 8, Commitments, Contingencies and Related Parties, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q for information regarding Flash Ventures.

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

Mandatory Repatriation Tax

The following is a summary of our estimated provisional mandatory deemed repatriation tax obligations which are payable in the following fiscal years ending (in millions):

June 28, 2019	$132
July 3, 2020	133
July 2, 2021	132
July 1, 2022	133
June 30, 2023	132
June 28, 2024	249
June 27, 2025	332
July 3, 2026	414
Total	$1,657

The 2017 Act allows for the provisional mandatory deemed repatriation tax of $1.66 billion to be payable over an 8-year period without interest. The payments are due with 8% of the tax to be paid in each of the first five years, 15% in the 6th year, 20% in the 7th year, and 25% in the 8th year. For additional information regarding our provisional estimate of the total tax liability for the mandatory repatriation tax, see Part I, Item 1, Note 10, Income Tax Expense, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q.

Unrecognized Tax Benefits

As of December 29, 2017, the liability for unrecognized tax benefits (excluding accrued interest and penalties) was approximately $529 million. Accrued interest and penalties related to unrecognized tax benefits as of December 29, 2017 was approximately $94 million. Of these amounts, approximately $502 million could result in potential cash payments. We are not able to provide a reasonable estimate of the timing of future tax payments related to these obligations. For additional information regarding our total tax liability for unrecognized tax benefits, see Part I, Item 1, Note 10, Income Tax Expense, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q.

Cash Dividend

Since the first quarter of 2013, we have issued a quarterly cash dividend. On November 1, 2017, we declared a cash dividend of $0.50 per share of our common stock to our shareholders of record as of December 29, 2017. The cash dividend of $149 million was paid on January 16, 2018.

On January 27, 2018, we declared a cash dividend of $0.50 per share of our common stock to our shareholders of record as of March 30, 2018, which will be paid on April 16, 2018. We may modify, suspend, or cancel our cash dividend policy in any manner and at any time.

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). ASU 2017-12 simplifies hedge accounting through changes to both designation and measurement requirements. For hedges that qualify as highly effective, the new standard eliminates the requirement to separately measure and record hedge ineffectiveness, resulting in better alignment between the presentation of the effects of the hedging instrument and the hedged item in the financial statements. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted in any interim period after issuance of the update. We are currently evaluating the impact this update will have on our Consolidated Financial Statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). ASU 2017-09 provides clarification when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. This ASU is effective prospectively for annual periods beginning after December 15, 2017, which for us is the first quarter of 2019. Early adoption is permitted within the first interim period. The adoption of this standard is not expected to have a material impact on our Consolidated Financial Statements.

In March 2017, the FASB issued ASU No. 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”). ASU 2017-07 requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The new standard is effective for fiscal years beginning after December 15, 2017, which for us is the first quarter of 2019. Early adoption is permitted within the first interim period. We are currently evaluating the impact ASU 2017-07 will have on our Consolidated Financial Statements.

In February 2017, the FASB issued ASU No. 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” (“ASU 2017-05”). ASU 2017-05 clarifies the scope and application of Accounting Standards Codification (“ASC”) 610-20 on the sale or transfer of nonfinancial assets, including real estate, and in substance nonfinancial assets to noncustomers, including partial sales. An entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of the related asset. The ASU also clarifies that an in substance nonfinancial asset is an asset or group of assets for which substantially all of the fair value consists of nonfinancial assets and the group or subsidiary is not a business. In addition, the amendment requires an entity to derecognize a distinct nonfinancial asset or in substance nonfinancial asset in a partial sale transaction when the entity does not retain a controlling financial interest in the legal entity that holds the asset and an entity transfers control of the asset. Once control is transferred, any non-controlling interest received is required to be measured at fair value. The effective date of the new standard is aligned with the requirements in the new revenue standard ASU No. 2014-09, which for us is the first quarter of 2019. The Company is in the process of evaluating the impact that adoption of this guidance may have on our Consolidated Financial Statements.

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

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 narrows the definition of a “business”. This standard provides guidance to assist entities with evaluating when a set of transferred assets and activities is a business. The new standard is effective for fiscal years beginning after December 15, 2017, which for us is the first quarter of 2019. The new standard must be applied prospectively to transactions occurring within the period of adoption. The adoption of this standard is not expected to have a material impact on our Consolidated Financial Statements.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 seeks to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, including trade receivables, and other commitments to extend credit held by a reporting entity at each reporting date. The amendments require an entity to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects current expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, which for us is the first quarter of 2021. We are currently evaluating the impact this update will have on our Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 supersedes ASC 840 “Leases”. The amendments in this update require, among other things, that lessees recognize the following for all leases (unless a policy election is made by class of underlying asset to exclude short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Currently, lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. However, the FASB issued a proposal pending resolution that would allow entities to apply the provisions of ASC 842 at the effective date without adjusting comparative periods. The amendments are effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. We are also in the process of identifying changes to our processes, internal controls and systems configurations that would result from the new lease standard. Our implementation efforts are progressing as planned. We expect to adopt this standard in the first quarter of 2020. We continue to evaluate the impact ASU 2016-02 will have on our Consolidated Financial Statements.

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

As of December 29, 2017, we had outstanding the foreign exchange contracts presented in the following table. The designated foreign exchange contracts are entered to protect the U.S. dollar value of our product cost and operating expenses. Changes in fair values of the non-designated foreign exchange contracts would be largely offset in other income (expense) by corresponding changes in the fair values of the foreign currency denominated monetary assets and liabilities.

Designated Hedges (cash flow hedges)	Contract Amount	Weighted-Average Contract Rate (1)	Mark to Market Unrealized Gain (Loss)
	(in millions, except weighted-average contract rate)
Japanese yen	$426	111.39	$(2)
Malaysian ringgit	96	4.17	3
Philippine peso	41	51.18	1
Singapore dollar	2	1.41	—
Thai baht	125	32.77	1
Total designated forward contracts	$690		$3

Non-Designated Hedges	Contract Amount	Weighted-Average Contract Rate (1)	Unrealized Gain (Loss)
	(in millions, except weighted-average contract rate)
British pound sterling	$43	0.74	$—
Euro	88	0.84	—
Japanese yen	1,273	112.11	—
Malaysian ringgit	78	4.13	2
Philippine peso	79	50.19	—
Singapore dollar	43	1.34	—
Thai baht	280	32.63	—
Total non-designated forward contracts	$1,884		$2

(1)	Expressed in units of foreign currency per U.S. dollar.

During the three and six months ended December 29, 2017 and December 30, 2016, total net realized transaction and foreign exchange contract currency gains and losses were not material to our Condensed Consolidated Financial Statements.

Notwithstanding our efforts to mitigate some foreign exchange risks, we do not hedge all of our foreign currency exposures, and there can be no assurance that our mitigating activities related to the exposures that we hedge will adequately protect us against risks associated with foreign currency fluctuations.

Disclosure About Other Market Risks

Variable Interest Rate Risk

Borrowings under our Term Loan A and our revolving credit facility bear interest at a rate per annum, at our option, of either an adjusted London Interbank Offered Rate (“LIBOR”) (subject to a 0.0% floor) plus an applicable margin of 1.75% or at a base rate plus an applicable margin of 0.75% (3.32% as of December 29, 2017). The applicable margin for the borrowings under our Term Loan A and our revolving credit facility will range, depending on our leverage, from 1.50% to 2.25% for LIBOR loans and from 0.50% to 1.25% for base rate loans.

Borrowings under the U.S. Term Loan B-3 tranche bear interest at a rate per annum, at our option, of an adjusted LIBOR, subject to a 0.00% floor, plus 2.00% or a base rate plus 1.00% (3.57% as of December 29, 2017).

We have generally held a balance of fixed and variable rate debt. At December 29, 2017, 57% of the par value of our debt was at variable rates. To balance the portfolio, we entered into a pay-fixed interest rate swap on $1.00 billion notional amount, which effectively converts a portion of our term loan to fixed rates through May 2020. As of December 29, 2017, we had $6.98 billion of variable rate debt. After giving effect to the $1.00 billion of interest rate swaps, we effectively had $5.98 billion of long-term debt subject to variations in interest rates and a one percent increase in the variable rate of interest, subject to each loan’s specific floor, would increase annual interest expense by $60 million.

For additional information regarding our term loans and our interest rate swaps, see Part I, Item 1, Note 6, Debt, of the Notes to the Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q and Part II, Item 8, Note 6, Debt, to the Consolidated Financial Statements included in our Annual Report on Form 10‑K for the fiscal year ended June 30, 2017.

Item 4.	Controls and Procedures

As required by Rule 13a-15(b) promulgated by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We are implementing an enterprise resource planning (“ERP”) system on a worldwide basis, which is expected to improve the efficiency of certain financial and related transaction processes. The gradual implementation is expected to occur in phases over the next several years. We have completed the implementation of certain processes, including the consolidation process, and have revised and updated the related controls. These changes did not materially affect our internal control over financial reporting. As we implement the remaining functionality under this ERP system over the next several years, we will continue to assess the impact on our internal control over financial reporting.

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

The risks and uncertainties discussed below update and supersede the risks and uncertainties previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2017. Other than the changes to the risk factors below titled, “We rely substantially on our business ventures with Toshiba’s wholly owned subsidiary, Toshiba Memory Corporation (“TMC”), for the supply of NAND-flash memory and the development of NAND-flash technology, which subjects us to risks and uncertainties that could harm our business, financial condition and operating results,” “If we are unable to successfully integrate the systems and operations of HGST, our business and financial condition may be adversely affected,” and “Changes in tax laws could increase our worldwide tax rate and materially affect our financial position and results of operations,” we do not believe any of the changes constitute material changes to the risk factors previously disclosed in such prior Quarterly Report on Form 10-Q.

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

We rely substantially on our business ventures with Toshiba’s wholly owned subsidiary, Toshiba Memory Corporation (“TMC”), for the supply of NAND-flash memory and the development of NAND-flash technology, which subjects us to risks and uncertainties that could harm our business, financial condition and operating results.

We are dependent on our ventures with Toshiba’s wholly owned subsidiary, TMC, to develop and manufacture NAND-flash memory products for our NAND-flash memory supply, and therefore our business, financial condition and operating results, and our ability to realize the anticipated benefits from our acquisition of SanDisk Corporation (“SanDisk”) in May 2016, pursuant to an Agreement and Plan of Merger (the “Merger”), is dependent on the continued success of Flash Ventures.

The majority of our NAND-flash memory is supplied by Flash Ventures, which limits our ability to respond to market demand and supply changes. A failure to accurately forecast demand could cause us to over-invest or under-invest in technology transitions or the expansion of captive memory capacity in Flash Ventures. Over-investment could result in excess supply, which could cause significant decreases in our product prices, significant excess, obsolete or lower of cost or net realizable value inventory write-downs or under-utilization charges, and the potential impairment of our investments in Flash Ventures. On the other hand, if we or TMC under-invest in captive memory capacity or technology transitions, if we grow capacity more slowly than the rest of the industry, if our technology transitions do not occur on the timeline that we expect, if we encounter unanticipated difficulties in implementing these transitions, or if we implement technology transitions more slowly than our competitors, we may not have enough captive supply of the right type of memory or at all to meet demand on a timely and cost effective basis and we may lose opportunities for revenue, gross margin and share as a result. If our NAND memory supply is limited, we may make strategic decisions with respect to the allocation of our supply among our products and customers, and these strategic allocation decisions may result in less favorable gross margin in the short term or damage certain customer relationships. Growth of our NAND-flash memory bit supply at a slower rate than the overall industry for an extended period of time would result in lowering our share which could limit our future opportunities and harm our financial results. We are also contractually obligated to pay for 50% of the fixed costs of Flash Ventures regardless of whether we purchase any wafers from Flash Ventures. Furthermore, purchase orders placed with Flash Ventures and under the foundry arrangements with TMC for up to three months are binding and cannot be canceled. Therefore, once our purchase decisions have been made, our production costs for flash memory are fixed, and we may be unable to reduce costs to match any subsequent declines in pricing or demand, which would harm our gross margin. Our limited ability to react to fluctuations in flash memory supply and demand makes our financial results particularly susceptible to variations from our forecasts and expectations.

In addition, we partner with TMC on the development of NAND-flash technology, including the next technology transitions of NAND-flash, as well as other non-volatile memory technology in support of Flash Ventures.

These ventures are subject to various risks that could harm the value of our investments, our revenue and costs, our future rate of spending, our technology plans and our future growth opportunities. Under the terms of our venture agreements with TMC, which govern the operations of Flash Ventures, we have limited power to unilaterally direct most of the activities that most significantly impact Flash Ventures’ performance and we have limits to our ability to source or fabricate NAND-flash products outside of the Flash Ventures. The integration of SanDisk into our organization could complicate the process of reaching agreement with TMC in a timely and favorable manner. We may not always agree with TMC on our joint R&D roadmap or expansions or conversions of production capacity. In addition, Toshiba’s financial position or TMC’s shift in strategic priorities could adversely impact our business.

In March 2017, Toshiba announced significant losses related to its U.S. nuclear business and, in connection with its fiscal year 2016 financial statements, Toshiba advised that there were material events and conditions that raise substantial doubt about its ability to continue as a going concern. Subsequently, in September 2017, Toshiba announced it had entered into a definitive agreement to sell TMC, including its interests in Flash Ventures, to a consortium led by SK Hynix Inc. and Bain Capital (the “Bain Consortium”) that includes other competitors, as well as key customers. We previously asserted our consent rights under the terms of the Flash Ventures agreements with respect to the transactions involving, among other things, the transfer by Toshiba of its interests in Flash Ventures to TMC and the proposed sale of TMC to the Bain Consortium. In December 2017, in connection with a global settlement agreement with Toshiba and TMC, we consented to the transfer of Toshiba’s interests in Flash Ventures to TMC and the sale of TMC to the Bain Consortium. If the Bain Consortium or another third party acquires any of Toshiba’s interests in Flash Ventures, it could lead to delays in decision-making, disputes, or changes in strategic direction that could adversely impact Flash Ventures and/or adversely affect our business prospects, results of operations and financial condition. The purchaser might not have the same interest that we do in protecting and growing Flash Ventures’ business and might have conflicts of interest between itself and Flash Ventures or us. To the extent Toshiba retains its interests in TMC, a failure by Toshiba to stabilize its financial condition could cause TMC to become unable to, or otherwise fail to, timely fund investments in Flash Ventures or our joint development efforts or fulfill its payment obligations to suppliers, which could harm Flash Ventures’ operations, our joint technology roadmap and supplier relationships. Reduced investment in manufacturing capacity or research and development, or other misalignment between us and Toshiba, TMC or a third party acquirer of TMC on strategic direction, could impact Flash Ventures’ ability to stay at the forefront of technological advancement and/or our investment in Flash Ventures. Flash Ventures’ competitiveness and/or our investment in Flash Ventures could also be harmed by a mishandling or misuse of IP or other competitively sensitive confidential information regarding Flash Ventures, such as its technology roadmap, business or investment plans, by a third party that might gain access to such information.

Flash Ventures requires significant investments by both TMC and us for technology transitions, including the transition to 3D NAND, and capacity expansions. Lease financings guaranteed by or on behalf of both TMC and us are not currently available to Flash Ventures on favorable terms and we are pursuing alternative forms of financing to fund our share of investments, which might not continue to be accessible. To the extent that lease financings for Flash Ventures are not available on favorable terms or at all, more cash would be required to fund investments. If TMC does not or we do not provide sufficient resources, or have adequate access to credit, to timely fund investments in Flash Ventures, our investments could be delayed or reduced.

As announced by Toshiba, TMC plans to construct a new wafer fabrication facility in Iwate, Japan to provide additional cleanroom space for the manufacture of 3D NAND, with site preparation scheduled to begin in February 2018. Although we intend to enter into agreements with TMC in due course to participate in the new Iwate facility, there is no certainty as to when, and on what terms, we will do so. If we are unable to extend our partnership with TMC to the Iwate facility on favorable terms, our future supply of captive NAND-flash memory could be adversely impacted, which could adversely affect our long-term business and financial results.

We are monitoring and evaluating other potential impacts of Toshiba’s planned sale of TMC and financial condition on Flash Ventures and, in turn, on our own memory business and financial condition. These factors could adversely affect the value of our investments in Flash Ventures and our business prospects, results of operations and financial condition.

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

As of December 29, 2017, our total indebtedness was $12.24 billion in aggregate principal, and we had $1.5 billion of additional borrowing availability under our revolving credit facility. On January 29, 2018, we announced the Refinancing Transactions, which remain subject to market and other conditions. After giving effect to the Refinancing Transactions, as of December 29, 2017 our total indebtedness would have been $11.3 billion in aggregate principal and we would have had $1.5 billion of additional borrowing availability under our revolving credit facility.

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

Our ability to meet the debt service obligations contained in our debt agreements will depend on our available cash and our future performance, which will be affected by financial, business, economic and other factors, including potential changes in laws or regulations, industry conditions, industry supply and demand balance, customer preferences, the success of our products and pressure from competitors. If we are unable to meet our debt service obligations or should we fail to comply with our financial and other restrictive covenants contained in the agreements governing our indebtedness, causing an event of default under the applicable indebtedness, the debt holders could accelerate the related debt and that may result in the acceleration of any other debt, leases or other obligations to which a cross acceleration or cross-default provision applies. If we are required to repay our indebtedness before the due dates, we may not have sufficient funds available to repay such indebtedness and we may be required to refinance all or part of our debt, sell important strategic assets at unfavorable prices, incur additional indebtedness or issue common stock or other equity securities. We may not be able to, at any given time, refinance our debt, sell assets, incur additional indebtedness or issue equity securities on terms acceptable to us, in amounts sufficient to meet our needs or at all. Our inability to service our debt obligations or refinance our debt could have a material adverse effect on our business, operating results and financial condition. Further, if we are unable to repay, refinance or restructure our secured indebtedness, the holder of such debt could proceed against the collateral securing that indebtedness. Refinancing our indebtedness, including through the Refinancing Transactions, may also require us to expense previous debt issuance costs or to incur new debt issuance costs.

In addition, our credit ratings impact the cost and availability of future borrowings and, accordingly, our cost of capital. Our ratings reflect the opinions of the ratings agencies of our financial strength, operating performance and ability to meet our debt obligations. There can be no assurance that we will achieve a particular rating or maintain a particular rating in the future.

We may from time to time seek to further refinance our substantial indebtedness by issuing additional shares of our common stock in one or more securities offerings. These securities offerings may dilute our existing shareholders, reduce the value of our common stock, or both. Because our decision to issue securities will depend on, among other things, market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future securities offerings. Thus, holders of our common stock bear the risk of our future offerings diluting and potentially reducing the value of our common stock.

We participate in a highly competitive industry that is subject to declining average selling prices (“ASPs”), volatile gross margins and significant shifts in market share, all of which could adversely affect our operating results and financial condition.

Demand for our devices, software and solutions that we offer to our customers, which we refer to in this Item 1A as our “products”, depends in large part on the demand for systems (including personal computers (“PCs”) and mobile devices) manufactured by our customers and on storage upgrades to existing systems. The demand for systems has been volatile in the past and often has had an exaggerated effect on the demand for our products in any given period. The price of NAND-flash memory is influenced by, among other factors, the balance between supply and demand, including the effects of new fab capacity in the industry, macroeconomic factors, business conditions, technology transitions, conversion of industry DRAM capacity to NAND, conversion of 2D NAND capacity to 3D NAND or other actions taken by us or our competitors. The price of HDDs is influenced by, among other factors, the balance between supply and demand, including the effects of new fab capacity in the industry, macroeconomic factors, business conditions, technology transitions, and other actions taken by us or our competitors. The storage market has experienced periods of excess capacity, which can lead to liquidation of excess inventories and significant reductions in price. If these price changes occur unnecessarily or in an unexpected manner, there will likely be an adverse impact on our revenue and gross margins. In addition, we compete based on our ability to offer our customers competitive solutions that provide the most current and desired product and service features. We expect that competition will continue to be intense, and there is a risk that our competitors’ products may be less costly, provide better performance or include additional features when compared to our products. Additionally, some of our competitors may be able to use their broader portfolio of products to win sales from us. Our ASPs and gross margins also tend to decline when there is a shift in the mix of product sales, and sales of lower priced products increase relative to those of higher priced products. Further, we face potential gross margin pressures resulting from our ASPs declining more rapidly than our cost of goods sold. Rapid technological changes often reduce the volume and profitability of sales of existing products and increase the risk of inventory obsolescence. These factors, along with others, may also result in significant shifts in market share among the industry’s major participants, including a substantial decrease in our market share, all of which could adversely impact our operating results and financial condition.

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

Selling branded products is an important part of our business, and as our branded products revenue increases as a portion of our overall revenue, our success in the retail market becomes increasingly important to our operating results. Our success in the retail market depends in large part on our ability to maintain our brand image and corporate reputation and to expand into and gain market acceptance of our products in multiple channels. We must successfully respond to the rapid change away from traditional advertising media, marketing and sales methods to the use of Internet media and advertising, particularly social media, and online sales, or our brand and retail sales could be negatively affected. Adverse publicity, whether or not justified, or allegations of product or service quality issues, even if false or unfounded, could tarnish our reputation and cause our customers to choose products offered by our competitors. In addition, the proliferation of new methods of mass communication facilitated by the Internet makes it easier for false or unfounded allegations to adversely affect our brand image and reputation. If customers no longer maintain a preference for our product brands, our operating results may be adversely affected. A significant portion of our sales is made through retailers, and if our retailers are not successful in selling our products, not only would our revenue decrease, but we could also experience lower gross margin due to the return of unsold inventory or the protection we provide to retailers against price declines.

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

During the three months ended December 29, 2017, 41.2% of our revenue came from sales to our top 10 customers. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, often resulting in the allocation of risk to us as the supplier. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, if a customer is acquired by one of our competitors or if a key customer suffers financial hardship, our operating results and financial condition would likely be harmed.

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

To remain a significant supplier in the storage industry and to expand into new markets, we will need to offer a broader range of storage products to our customers. We currently offer a variety of 3.5-inch and 2.5-inch HDDs, SSDs and systems, flash storage solutions, and other products for the PC, mobile, enterprise, data center and other storage markets. As we expand our product lines to sell into new markets, such as our recent entry into active archive systems and new flash memory business through the Merger, including the vertically integrated business model through Flash Ventures, the overall complexity of our business may increase at an accelerated rate and we may become subject to different market dynamics. These dynamics may include, among other things, different demand volume, cyclicality, seasonality, product requirements, sales channels, and warranty and return policies. In addition, expansion into other markets may result in increases in R&D expenses and substantial investments in manufacturing capability, technology enhancements and go-to-market capability. Flash Ventures requires significant investments by both TMC and us for technology transitions, including the transition to 3D NAND, and capacity expansions. If we fail to successfully expand into new markets with products that we do not currently offer, we may lose business to our competitors or new entrants who offer these products.

Our vertical integration of some of our products makes us dependent on our ability to timely and cost-effectively develop products with leading technology and overall quality, increasing capital expenditure costs and asset utilization risks for our business.

We develop NAND-flash memory as well as other non-volatile memory technology through our partnership with TMC; we are also vertically integrated in a substantial portion of the recording heads and magnetic media used in the hard drive products we produce. Consequently, for some of our products, we are more dependent upon our own development and execution efforts and less able to take advantage of technologies developed by other manufacturers. Since we may not have access to alternative technologies that we do not develop internally, we may have to pay royalties in order to access those technologies.

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

In addition, third-party components or applications that we incorporate or use in our products may contain defects in design or manufacturing that could unexpectedly result in epidemic failures, security vulnerabilities or performance issues and subject us to liability.

Our strategic relationships subject us to risks that could adversely affect our business, financial condition and results of operations.

We have entered into strategic relationships with various partners for future product development, sales growth and the supply of technologies, components, equipment and materials for use in our product design and manufacturing, including our partnership with TMC for NAND-flash memory development and manufacturing. Please see the risk factor entitled “Because we are dependent on a limited number of qualified suppliers for components, sub-assemblies, testing, equipment, consumables, raw materials, and logistics, a supplier’s inability, unwillingness, or failure to support us in a timely manner with goods or services at a quality level and cost acceptable to us can adversely affect our margins, revenues and operating results” for a further description of the risks associated with our reliance on external suppliers. These strategic relationships are subject to various risks that could adversely affect the value of our investments and our results of operations and financial condition. These risks include, but are not limited to, the following:

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

Many of our products require preamps, controllers and firmware. We rely on a limited number of third-party vendors to develop or supply preamps and controllers for many of our products. Any delays or cost increases in developing or sourcing preamps, controllers or firmware, or incompatibility or quality issues relating to the controllers or firmware in our products, could harm our financial results as well as business relationships with our customers.

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

In addition to an external supply base, we also rely on an internal supply chain of heads, media and media substrate, and we rely on our business ventures with TMC for the supply of NAND-flash memory. Please see the risk factors entitled, “The substitution or replacement of our technologies and products by new technologies could make our products obsolete and harm our operating results,” “If we do not properly manage technology transitions, our competitiveness and operating results may be negatively affected,” “We rely substantially on our business ventures with Toshiba’s wholly owned subsidiary, Toshiba Memory Corporation (“TMC”), for the supply of NAND-flash memory and the development of NAND-flash technology, which subjects us to risks and uncertainties that could harm our business, financial condition and operating results” and “Our strategic relationships subject us to risks that could adversely affect our business, financial condition and results of operations”
for a review of some of the risks related to these supplies.

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

Many companies, including some of our competitors, have developed or are attempting to develop alternative non-volatile technologies. Successful broad-based commercialization of one or more competing technologies, as well as differing strategies and timing with respect to the transition from 2D NAND to 3D NAND, could reduce the competitiveness and future revenue and profitability of our 2D NAND and 3D NAND-flash technologies. For additional technology transition risks related to 3D NAND, see “We rely substantially on our business ventures with Toshiba’s wholly owned subsidiary, Toshiba Memory Corporation (“TMC”), for the supply of NAND-flash memory and the development of NAND-flash technology, which subjects us to risks and uncertainties that could harm our business, financial condition and operating results” and “Our strategic relationships subject us to risks that could adversely affect our business, financial condition and results of operations.”

With respect to HDDs, we announced that we will use microwave-assisted magnetic recording (MAMR) technology to increase HDD capacities. If our HDD technology transitions, including the production ramp of MAMR HDDs, take longer or are more costly to complete than anticipated or if we otherwise fail to implement new HDD technologies successfully, we may not remain competitive with other HDD producers, which could adversely affect our revenues, our gross margin and operating results.

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

Additionally, we have announced our intention to transition future core, processor and controller development to the RISC-V architecture, which is an open source, data-centric compute architecture. There is no guarantee that this transition will be successful or that the expected benefits of such transition will be realized.

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

We may incur losses beyond the limits of, or outside the scope of, the coverage of our insurance policies. There can be no assurance that in the future we will be able to maintain existing insurance coverage or that premiums will not increase substantially. Due to market availability, pricing or other reasons, we may elect not to purchase insurance coverage or to purchase only limited coverage. We maintain limited insurance coverage and, in some cases, no coverage at all, for natural disasters and environmental damages, as these types of insurance are sometimes not available or available only at a prohibitive cost. We depend upon TMC to obtain and maintain sufficient property, business interruption and other insurance for Flash Ventures. If TMC fails to do so, we could suffer significant unreimbursable losses, and such failure could also cause Flash Ventures to breach various financing covenants.

If our technology infrastructure, systems or products are compromised, damaged or interrupted by cyber attacks, data security breaches, other security problems, security vulnerabilities or design defects, or sustain system failures, our operating results and financial condition could be adversely affected.

We experience cyber attacks of varying degrees on our technology infrastructure and systems and, as a result, unauthorized parties have obtained in the past, and may in the future obtain, access to our computer systems and networks. The technology infrastructure and systems of our suppliers, vendors and partners may also experience such attacks. Cyber attacks can include computer viruses, computer denial-of-service attacks, worms, and other malicious software programs or other attacks, covert introduction of malware to computers and networks, impersonation of authorized users, and efforts to discover and exploit any design flaws, bugs, security vulnerabilities or security weaknesses, as well as intentional or unintentional acts by employees or other insiders with access privileges, intentional acts of vandalism by third parties and sabotage. In some instances, efforts to correct vulnerabilities or prevent attacks may reduce the performance of our computer systems and networks, which could negatively impact our business. We believe cyber attack attempts are increasing in number and that cyber attackers are developing increasingly sophisticated systems and means to not only attack systems, but also to evade detection or to obscure their activities. Our products are also targets for cyber attacks. While some of our products contain encryption or security algorithms to protect third-party content or user-generated data stored on our products, these products could still be hacked or the encryption schemes could be compromised, breached, or circumvented by motivated and sophisticated attackers. We have agreed with certain customers and strategic partners, including TMC, to undertake certain commitments to promote information security, and we may be liable to TMC or such other parties if we fail to meet our cyber security commitments.

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

If we are unable to successfully integrate the systems and operations of HGST, our business and financial condition may be adversely affected.

In connection with obtaining the regulatory approvals required to complete the acquisition of HGST, we agreed to certain conditions required by the Ministry of Commerce of the People’s Republic of China (“MOFCOM”), including adopting measures to keep HGST as an independent competitor until MOFCOM agreed otherwise. In October 2015, MOFCOM announced that it had made a decision allowing us to integrate substantial portions of our HGST and WD subsidiaries, provided that we were obligated to continue offering both HGST and WD product brands and maintaining separate sales teams to separately offer products under the WD and HGST brands for two years from the date of the decision. As of December 29, 2017, the integration of the substantial portions of our HGST and WD subsidiaries that we were permitted to integrate as a result of MOFCOM’s 2015 decision (including corporate functions, R&D, recording heads and magnetic media operations, engineering and manufacturing), were largely completed. However, certain financial and operational systems have not yet been integrated. The MOFCOM restrictions related to our HGST and WD product brands and sales teams expired in October 2017, which enabled us to begin integrating our sales teams and brands. While we combine our HGST and WD product brands and sales teams and integrate certain financial and operating systems, we will continue to incur additional costs. These additional costs, along with any delay in the integration process or higher than expected integration costs or other integration issues, could adversely affect our business and financial condition.

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

We are subject to income taxes in the U.S. and certain foreign jurisdictions, and our determination of our tax liability is subject to review by applicable domestic and foreign tax authorities. For example, as we have previously disclosed, we are under examination by the Internal Revenue Service for certain fiscal years and in connection with that examination, we received a Revenue Agent’s Report seeking certain adjustments to income as disclosed in Part I, Item 1, Note 10, Income Tax Expense (Benefit), of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q. Although we believe our tax positions are properly supported, the final timing and resolution of any tax examinations are subject to significant uncertainty and could result in our having to pay amounts to the applicable tax authority in order to resolve examination of our tax positions, which could result in an increase or decrease of our current estimate of unrecognized tax benefits and may negatively impact our financial position, results of operations or cash flows.

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

On December 22, 2017, the President of the United States of America signed the Tax Cuts and Jobs Act (the “2017 Act”), which includes a broad range of tax reform proposals affecting businesses, including a reduction in the U.S. federal corporate tax rate from 35% to 21%, a one-time mandatory deemed repatriation tax on earnings of certain foreign subsidiaries that were previously tax deferred, and a new minimum tax on certain foreign earnings. The 2017 Act significantly impacts our effective tax rate for fiscal year 2018 as a result of the deemed repatriation tax, and may impact several other elements of our operating model. In future years, certain additional provisions of the 2017 Act, such as a minimum tax on foreign earnings, will also apply to the Company and, as a result, the Company generally expects its effective tax rate to increase from the rate expected for fiscal year 2018 (excluding the mandatory deemed repatriation tax and the re-measurement of deferred taxes). Taxes due over a period of time as a result of the new tax law could be accelerated upon certain triggering events, including failure to pay such taxes when due. The new law makes broad and complex changes to the U.S. tax code and we expect to see future regulatory, administrative or legislative guidance. We are analyzing the 2017 Act to determine the full impact of the new tax law, and to the extent any future guidance differs from our preliminary interpretation of the law, it could have a material effect on our financial position and results of operations.

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

Flash Ventures sells and leases back from a consortium of financial institutions (“lessors”) a portion of its equipment and Flash Ventures has entered into equipment lease agreements, most of which we and Toshiba each guarantee half of the total outstanding obligations and some of which we guarantee in full for our share of the Flash Ventures investment. As of December 29, 2017, the portion of outstanding Flash Ventures’ lease obligations covered by our guarantees totaled approximately $941 million, based upon the Japanese yen to U.S. dollar exchange rate at December 29, 2017. The equipment lease agreements contain covenants and cancellation events that are customary for Japanese lease facilities and that relate to Flash Ventures and each of the guarantors. Cancellation events relating to the guarantors include, among other things, an assignment of all or a substantial part of a guarantor’s business, a bankruptcy event involving a guarantor and acceleration of other monetary debts of a guarantor above a specified threshold.

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

We have made and continue to make a number of estimates and assumptions relating to our consolidated financial reporting. The highly technical nature of our products and the rapidly changing market conditions with which we deal means that actual results may differ significantly from our estimates and assumptions. These changes have impacted our financial results in the past and may continue to do so in the future. Key estimates and assumptions for us include:

•	price protection adjustments and other sales promotions and allowances on products sold to retailers, resellers and distributors;

•	inventory adjustments for write-down of inventories to lower of cost or market value (net realizable value);

•	testing of goodwill and other long-lived assets for impairment;

•	accruals for product returns;

•	accruals for litigation and other contingencies

•	liabilities for unrecognized tax benefits; and

•	provisional estimates related to tax reform.

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

In addition, if we are unable to generate sufficient cash flows from operations to repay our indebtedness, fund acquisitions, pay dividends, or repurchase shares of our common stock, we may choose or be required to increase our borrowings, if available, or to repatriate funds to the U.S. at an additional tax cost. We must comply with regulations regarding the conversion and distribution of funds earned in the local currencies of various countries. If we cannot comply with these or other applicable regulations, we may face increased difficulties in using cash generated in these countries.

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

The exhibits listed in the Exhibit Index below are filed with, or incorporated by reference in, this Quarterly Report on Form 10-Q, as specified in the Exhibit List, from exhibits previously filed with the Securities and Exchange Commission. Certain agreements listed in the Exhibit Index that we have filed or incorporated by reference may contain representations and warranties by us or our subsidiaries. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in our public disclosures, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe the actual state of affairs at the date hereof and should not be relied upon.

EXHIBIT INDEX

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of October 21, 2015, among Western Digital Corporation, Schrader Acquisition Corporation and SanDisk Corporation (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on October 26, 2015)±

3.1
Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 8, 2006)

3.2
Amended and Restated By-Laws of Western Digital Corporation, as amended effective as of February 2, 2017 (Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 7, 2017)

10.1
Western Digital Corporation 2017 Performance Incentive Plan (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on November 3, 2017)*

10.1.1	Form of Notice of Grant of Stock Option and Option Agreement – Executives, under the Western Digital Corporation 2017 Performance Incentive Plan†*
10.1.2	Form of Notice of Grant of Stock Option and Option Agreement – Non-Executives, under the Western Digital Corporation 2017 Performance Incentive Plan†*
10.1.3	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement – Executives, under the Western Digital Corporation 2017 Performance Incentive Plan†*
10.1.4	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement, under the Western Digital Corporation 2017 Performance Incentive Plan†*
10.1.5	Form of Notice of Grant of Performance Stock Units and Performance Stock Unit Award Agreement – Executives, under the Western Digital Corporation 2017 Performance Incentive Plan†*
10.2	Western Digital Corporation 2017 Performance Incentive Plan Non-Employee Director Restricted Stock Unit Grant Program, as amended November 1, 2017†*
10.3	Western Digital Corporation Summary of Compensation Arrangements for Named Executive Officers and Directors†*
10.4
Amendment No. 5, dated as of November 8, 2017, to the Loan Agreement dated as of April 29, 2016, by and among Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the lenders party thereto and the other loan parties thereto (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on November 8, 2017)

10.5
Amendment No. 6, dated as of November 29, 2017, to the Loan Agreement dated as of April 29, 2016, by and among Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the lenders party thereto and the other loan parties thereto (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on November 29, 2017)

10.6	FAL Commitment and Extension Agreement, dated as of December 12, 2017, by and among Western Digital Corporation, SanDisk LLC, SanDisk (Ireland) Limited and Toshiba Memory Corporation†#
10.7
Y6 Facility Agreement, dated as of December 12, 2017, by and among Western Digital Corporation, SanDisk LLC, SanDisk (Cayman) Limited, SanDisk (Ireland) Limited, SanDisk Flash B.V., Flash Partners, Ltd., Flash Alliance, Ltd., Flash Forward, Ltd. and Toshiba Memory Corporation†#

10.8
Confidential Settlement and Mutual Release Agreement, dated as of December 12, 2017, by and among Western Digital Corporation, SanDisk LLC, SanDisk (Cayman) Limited, SanDisk (Ireland) Limited, SanDisk Flash B.V., Toshiba Corporation and Toshiba Memory Corporation†#

10.9
Confidential Settlement and Mutual Release Agreement, dated as of December 12, 2017, by and among Western Digital Corporation, SanDisk LLC, SanDisk (Cayman) Limited, SanDisk (Ireland) Limited, SanDisk Flash B.V., Bain Capital Private Equity, L.P., BCPE Pangea Cayman, L.P., BCPE Pangea Cayman2, Ltd., Bain Capital Fund XII, L.P., Bain Capital Asia Fund III, L.P. and K.K. Pangea†#

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
Dated: February 5, 2018