Form 10-Q
period 2018-03-30
WESTERN DIGITAL CORP
filed 2018-05-08
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of the close of business on May 1, 2018, 299,242,061 shares of common stock, par value $0.01 per share, were outstanding.

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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning:

•	expectations concerning the integration of, and anticipated benefits from, our acquisition of SanDisk Corporation;

•	expectations regarding our Flash Ventures joint venture with Toshiba Memory Corporation;

•	our quarterly cash dividend policy;

•	expectations regarding our product development and technology plans;

•	expectations regarding the combination of our HGST and WD product brands and sales teams;

•	expectations regarding the outcome of legal proceedings in which we are involved;

•	expectations regarding the impact of the Tax Cuts and Jobs Act enacted on December 22, 2017 on the Company;

•	expectations regarding the repatriation of funds from our foreign operations;

•	our beliefs regarding tax benefits and the timing of future payments, if any, relating to the unrecognized tax benefits, and the adequacy of our tax provisions;

•	expectations regarding capital investments and sources of funding for those investments; and

•	our beliefs regarding the sufficiency of our available liquidity to meet our working capital, debt, dividend and capital expenditure needs.

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

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	March 30, 2018	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$4,963	$6,354
Short-term investments	20	24
Accounts receivable, net	2,011	1,948
Inventories	2,670	2,341
Other current assets	500	389
Total current assets	10,164	11,056
Property, plant and equipment, net	3,011	3,033
Notes receivable and investments in Flash Ventures	2,160	1,340
Goodwill	10,079	10,014
Other intangible assets, net	2,956	3,823
Other non-current assets	634	594
Total assets	$29,004	$29,860
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,134	$2,144
Accounts payable to related parties	282	206
Accrued expenses	1,015	1,069
Accrued compensation	509	506
Accrued warranty	195	186
Current portion of long-term debt	124	233
Total current liabilities	4,259	4,344
Long-term debt	11,076	12,918
Other liabilities	2,369	1,180
Total liabilities	17,704	18,442
Commitments and contingencies (Notes 6, 8, 10 and 13)
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized — 5 shares; issued and outstanding — none	—	—
Common stock, $0.01 par value; authorized — 450 shares; issued — 312 shares; outstanding — 299 shares and 294 shares, respectively	3	3
Additional paid-in capital	4,277	4,506
Accumulated other comprehensive income (loss)	46	(58)
Retained earnings	8,155	8,633
Treasury stock — common shares at cost; 13 shares and 18 shares, respectively	(1,181)	(1,666)
Total shareholders’ equity	11,300	11,418
Total liabilities and shareholders’ equity	$29,004	$29,860

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Revenue, net	$5,013	$4,649	$15,530	$14,251
Cost of revenue	3,086	3,126	9,677	9,860
Gross profit	1,927	1,523	5,853	4,391
Operating expenses:
Research and development	602	613	1,823	1,837
Selling, general and administrative	376	346	1,121	1,100
Employee termination, asset impairment, and other charges	35	39	135	152
Total operating expenses	1,013	998	3,079	3,089
Operating income	914	525	2,774	1,302
Interest and other income (expense):
Interest income	16	7	46	17
Interest expense	(160)	(205)	(562)	(646)
Other expense, net	(898)	(23)	(902)	(319)
Total interest and other expense, net	(1,042)	(221)	(1,418)	(948)
Income (loss) before taxes	(128)	304	1,356	354
Income tax expense (benefit)	(189)	56	1,437	237
Net income (loss)	$61	$248	$(81)	$117

Income (loss) per common share
Basic	$0.20	$0.86	$(0.27)	$0.41
Diluted	$0.20	$0.83	$(0.27)	$0.40
Weighted average shares outstanding:
Basic	298	289	296	287
Diluted	308	299	296	295

Cash dividends declared per share	$0.50	$0.50	$1.50	$1.50

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Net income (loss)	$61	$248	$(81)	$117
Other comprehensive income (loss), before tax:
Actuarial pension gain	1	1	1	7
Foreign currency translation adjustment	76	58	78	(111)
Net unrealized gain (loss) on derivative contracts	21	45	35	(95)
Net unrealized loss on available-for-sale securities	(3)	—	(4)	—
Total other comprehensive income (loss), before tax	95	104	110	(199)
Income tax expense related to items of other comprehensive income (loss), before tax	(3)	(3)	(6)	—
Other comprehensive income (loss), net of tax	92	101	104	(199)
Total comprehensive income (loss)	$153	$349	$23	$(82)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	March 30, 2018	March 31, 2017
Cash flows from operating activities
Net income (loss)	$(81)	$117
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	1,567	1,582
Stock-based compensation	299	303
Deferred income taxes	(336)	61
Loss on disposal of assets	16	12
Write-off of issuance costs and amortization of debt discounts	208	275
Cash premium on extinguishment of debt	720	—
Loss on convertible debt and related instruments	—	6
Non-cash portion of employee termination, asset impairment and other charges	16	13
Other non-cash operating activities, net	(15)	58
Changes in:
Accounts receivable, net	(58)	(489)
Inventories	(324)	(117)
Accounts payable	(41)	319
Accounts payable to related parties	76	25
Accrued expenses	(89)	160
Accrued compensation	2	90
Other assets and liabilities, net	1,382	83
Net cash provided by operations	3,342	2,498
Cash flows from investing activities
Purchases of property, plant and equipment	(643)	(453)
Proceeds from the sale of property, plant and equipment	24	21
Acquisitions, net of cash acquired	(99)	—
Purchases of investments	(66)	(274)
Proceeds from sale of investments	39	75
Proceeds from maturities of investments	16	430
Investments in Flash Ventures	—	(20)
Notes receivable issuances to Flash Ventures	(1,015)	(480)
Notes receivable proceeds from Flash Ventures	308	276
Strategic investments and other, net	30	(21)
Net cash used in investing activities	(1,406)	(446)
Cash flows from financing activities
Issuance of stock under employee stock plans	146	123
Taxes paid on vested stock awards under employee stock plans	(164)	(111)
Excess tax benefits from employee stock plans	—	90
Proceeds from acquired call option	—	61
Repurchases of common stock	(155)	—
Dividends paid to shareholders	(443)	(428)
Settlement of debt hedge contracts	28	—
Repayment of debt and premiums	(14,581)	(12,179)
Proceeds from revolving credit facility	500	—
Proceeds from debt	11,384	7,908
Debt issuance costs	(52)	(10)
Net cash used in financing activities	(3,337)	(4,546)
Effect of exchange rate changes on cash	10	(5)
Net decrease in cash and cash equivalents	(1,391)	(2,499)
Cash and cash equivalents, beginning of year	6,354	8,151
Cash and cash equivalents, end of period	$4,963	$5,652
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$177	$117
Cash paid for interest	$633	$454
Supplemental disclosure of non-cash investing and financing activities:
Accrual of cash dividend declared	$150	$145

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

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 provides amendments that address eight specific cash flow classification issues for which there exists diversity in practice: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The Company adopted ASU 2016-15 in the second quarter of 2018 on a modified retrospective basis as required by the standard. The Company’s adoption of ASU 2016-15 did not have a material effect on the Company’s historical Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for stock-based payment transactions and states that, among other things, all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement and an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The Company adopted this standard in the first quarter of 2018 using the modified retrospective approach. This adoption resulted in a one-time net increase to beginning retained earnings of $70 million, consisting of a $58 million cumulative adjustment for the previously unrecognized windfall tax benefits related to previous vesting and exercises of stock-based awards, and a $19 million cumulative adjustment related to the change in accounting policy for estimated forfeitures and share cancellations, partially offset by a decrease of $7 million for the related tax impacts of change in forfeiture policy. In addition, upon adoption of the new standard in the Company’s first quarter of 2018, the Company began prospectively reflecting the tax deficiencies and benefits as an operating activity, rather than as a financing activity under the previous standard, in the Company’s Consolidated Statements of Cash Flows. For the three and nine months ended March 30, 2018, the Company recognized excess tax benefits of $46 million and $73 million, respectively, as a component of its income tax expense (benefit).

In March 2016, the FASB issued ASU No. 2016-07, “Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting” (“ASU 2016-07”). ASU 2016-07 eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. The Company adopted this standard in the second quarter of 2018. The Company’s adoption of ASU 2016-07 did not have a material impact on its Consolidated Financial Statements.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 3.	Supplemental Financial Statement Data

Inventories

	March 30, 2018	June 30, 2017
	(in millions)
Inventories:
Raw materials and component parts	$855	$646
Work-in-process	764	632
Finished goods	1,051	1,063
Total inventories	$2,670	$2,341

Property, plant and equipment, net

	March 30, 2018	June 30, 2017
	(in millions)
Property, plant, and equipment:
Land and buildings	$1,927	$1,855
Machinery and equipment	7,102	6,815
Computer equipment and software	432	404
Furniture and fixtures	49	49
Leasehold improvements	250	259
Construction-in-process	196	144
Property, plant and equipment, gross	9,956	9,526
Accumulated depreciation	(6,945)	(6,493)
Property, plant, and equipment, net	$3,011	$3,033

Goodwill

Carrying Amount
(in millions)
Balance at June 30, 2017	$10,014
Goodwill recorded in connection with acquisitions	61
Foreign currency translation adjustment	4
Balance at March 30, 2018	$10,079

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The aggregate purchase price of acquisitions during the nine months ended March 30, 2018 was $99 million in cash, with net assets acquired primarily consisting of developed technology and other intangible assets, of which $61 million was allocated to goodwill. Goodwill is primarily attributable to the benefits the Company expects to derive from diversifying product offerings to its Data Center Devices and Solutions and Client Solutions end markets as well as the acquired workforce. Goodwill is expected to be deductible for tax purposes because the acquisitions were structured as asset acquisitions but accounted for as business combinations. Concurrent with these acquisitions, the Company received $36 million in proceeds on previously outstanding notes receivable due from these acquired entities.

During the nine months ended March 30, 2018, the expenses incurred by the Company related to these acquisitions were immaterial and are primarily included within Selling, General and Administrative expenses in the Condensed Consolidated Statements of Operations. Revenues and earnings related to these acquisitions was not material.

Intangible assets

	March 30, 2018	June 30, 2017
	(in millions)
Finite-lived intangible assets	$5,816	$5,160
In-process research and development	80	696
Accumulated amortization	(2,940)	(2,033)
Intangible assets, net	$2,956	$3,823

As part of prior acquisitions, the Company recorded at the time of the acquisition acquired in-process research and development (“IPR&D”) for projects in progress that had not yet reached technological feasibility. IPR&D is initially accounted for as an indefinite-lived intangible asset. Once a project reaches technological feasibility, the Company reclassifies the balance to existing technology and begins to amortize the intangible asset over its estimated useful life. During the nine months ended March 30, 2018, two IPR&D projects reached technological feasibility totaling $616 million and commenced amortization over an estimated useful life of 4 years.

Product warranty liability

Changes in the warranty accrual were as follows:

	Three Months Ended		Nine Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
	(in millions)
Warranty accrual, beginning of period	$304	$313	$311	$279
Charges to operations	43	43	133	134
Utilization	(37)	(36)	(118)	(116)
Changes in estimate related to pre-existing warranties	(5)	3	(21)	26
Warranty accrual, end of period	$305	$323	$305	$323

The long-term portion of the warranty accrual classified in Other liabilities was $110 million and $125 million as of March 30, 2018 and June 30, 2017, respectively.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Other liabilities

	March 30, 2018	June 30, 2017
	(in millions)
Non-current income taxes payable	$1,425	$—
Other non-current liabilities	944	1,180
Total other non-current liabilities	$2,369	$1,180

Accumulated other comprehensive income (loss)

Other comprehensive income (loss) (“OCI”), net of tax refers to expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income. The following table illustrates the changes in the balances of each component of Accumulated other comprehensive income (loss) (“AOCI”):

	Actuarial Pension Gains (Losses)	Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Available for Sale Securities	Unrealized Gains (Losses) on Derivative Contracts	Total Accumulated Comprehensive Income (Loss)
	(in millions)
Balance at June 30, 2017	$(18)	$(39)	$2	$(3)	$(58)
Other comprehensive income (loss) before reclassifications	1	78	(4)	45	120
Amounts reclassified from accumulated other comprehensive income	—	—	—	(10)	(10)
Income tax expense related to items of other comprehensive income	—	(2)	—	(4)	(6)
Net current-period other comprehensive income	1	76	(4)	31	104
Balance at March 30, 2018	$(17)	$37	$(2)	$28	$46

The following table illustrates the significant amounts of each component reclassified out of AOCI to the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
AOCI Component	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017	Statement of Operations Line Item
	(in millions)
Unrealized holding gain (loss) on designated hedging activities:
Foreign exchange contracts	$8	$9	$9	$42	Cost of revenue
Foreign exchange contracts	1	(1)	1	1	Research and development
Foreign exchange contracts	—	(3)	—	4	Selling, general and administrative
Unrealized holding gain on designated hedging activities	9	5	10	47
Total reclassifications for the period	$9	$5	$10	$47

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 4.	Fair Value Measurements and Investments

The Company’s total cash, cash equivalents and available-for-sale securities was as follows:

	March 30, 2018	June 30, 2017
	(in millions)
Cash and cash equivalents	$4,963	$6,354
Short-term available-for-sale securities	20	24
Long-term available-for-sale securities (included within other non-current assets)	93	94
Total cash, cash equivalents and available-for-sale securities	$5,076	$6,472

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 30, 2018 and June 30, 2017, and indicate the fair value hierarchy of the valuation techniques utilized to determine such values:

	March 30, 2018
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents:
Money market funds	$2,353	$—	$—	$2,353
Certificates of deposit	—	6	—	6
Total cash equivalents	2,353	6	—	2,359
Short-term investments:
U.S. Treasury securities	3	—	—	3
Corporate notes and bonds	—	14	—	14
Asset-backed securities	—	1	—	1
Municipal notes and bonds	—	1	—	1
Equity securities	1	—	—	1
Total short-term investments	4	16	—	20
Long-term investments:
U.S. Treasury securities	2	—	—	2
U.S. Government agency securities	—	5	—	5
International government securities	—	1	—	1
Corporate notes and bonds	—	65	—	65
Asset-backed securities	—	9	—	9
Municipal notes and bonds	—	11	—	11
Total long-term investments	2	91	—	93
Foreign exchange contracts	—	24	—	24
Interest rate swap contract	—	14	—	14
Total assets at fair value	$2,359	$151	$—	$2,510
Liabilities:
Foreign exchange contracts	$—	$10	$—	$10
Total liabilities at fair value	$—	$10	$—	$10

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

During the three and nine months ended March 30, 2018, the Company had no transfers of financial assets and liabilities between Level 1 and Level 2.

Available-for-Sale Securities

The cost basis of the Company’s investments classified as available-for-sale securities, individually and in the aggregate, approximated its fair value as of March 30, 2018 and June 30, 2017. The cost basis and fair value of the Company’s investments classified as available-for-sale securities as of March 30, 2018, by remaining contractual maturity, were as follows:

	Cost Basis	Fair Value
	(in millions)
Due in less than one year (short-term investments)	$22	$20
Due in one to five years (included in other non-current assets)	95	93
Total	$117	$113

The Company determined available-for-sale securities had no material other-than-temporary impairments in the three and nine months ended March 30, 2018 or March 31, 2017.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Financial Instruments Not Carried at Fair Value

The carrying value of the Company’s revolving credit facility approximates its fair value given the revolving nature of the balance and the variable market interest rate. For financial instruments where the carrying value (which includes principal adjusted for any unamortized issuance costs, and discounts or premiums) differs from fair value (which is based on quoted market prices), the following table represents the related carrying value and fair value for each of the Company’s outstanding financial instruments. Each of the financial instruments presented below was categorized as Level 2 for all periods presented, based on the frequency of trading immediately prior to the end of the third quarter of 2018 and the fourth quarter of 2017, respectively.

	March 30, 2018		June 30, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
0.50% convertible senior notes due 2020	$31	$36	$30	$34
Variable interest rate Term Loan A maturing 2021	—	—	4,074	4,130
Variable interest rate Term Loan A-1 maturing 2023	5,013	5,047	—	—
Variable interest rate U.S. Term Loan B-2 maturing 2023	—	—	2,968	2,989
Variable interest rate U.S. Term Loan B-3 maturing 2023	2,452	2,470	—	—
Variable interest rate Euro Term Loan B-2 maturing 2023(1)	—	—	1,000	1,010
7.375% senior secured notes due 2023	—	—	1,835	2,062
1.50% convertible notes due 2024	924	1,192	—	—
10.50% senior unsecured notes due 2024	—	—	3,244	3,956
4.750% senior unsecured notes due 2026	2,280	2,301	—	—
Total	$10,700	$11,046	$13,151	$14,181

(1)	Euro Term Loan B-2 outstanding principal amount as of June 30, 2017 was based upon the Euro to U.S. dollar exchange rate as of that respective date.

Cost Method Investments

From time to time, the Company enters into certain strategic investments for the promotion of business and strategic objectives. The Company reports these investments under the cost method of accounting as it does not have a significant influence over the operations of these investees. These investments consist of debt and equity securities of privately-held companies that do not have a readily determinable fair value and are carried at historical cost. The Company assesses these securities for indications of other-than-temporary impairments.

During the three and nine months ended March 30, 2018, the Company recorded impairment charges and losses related to the sale of these cost method investments of $9 million and $15 million, respectively, which were included in Other expense, net in the Condensed Consolidated Statements of Operations. During the three and nine months ended March 31, 2017, the Company recorded impairment charges and losses related to the sale of these cost method investments of $7 million and $11 million, respectively. As of March 30, 2018 and June 30, 2017, these investments aggregated $28 million and $91 million, respectively, and are reported under Other non-current assets in the Condensed Consolidated Balance Sheets.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 5.	Derivative Instruments and Hedging Activities

As of March 30, 2018, the Company had outstanding foreign exchange forward contracts that were designated as either cash flow hedges or non-designated hedges. The contract maturity dates of these foreign exchange forward contracts do not exceed 12 months. In addition, the Company had outstanding interest rate swaps that were designated as cash flow hedges. The Company determined the ineffective portion and the amount excluded for effectiveness testing associated with its cash flow hedges to be immaterial to the Condensed Consolidated Financial Statements for the three and nine months ended March 30, 2018 and March 31, 2017.

As of March 30, 2018, the amount of existing net gains related to cash flow hedges recorded in AOCI was $28 million. Over the next twelve months, the Company expects to reclassify the majority of this amount into earnings. In addition, as of March 30, 2018, the Company did not have any foreign exchange forward contracts with credit-risk-related contingent features.

A change in the fair value of non-designated hedges is recognized in earnings in the period incurred and is reported as a component of Other expense, net. The changes in fair value on these contracts were immaterial to the Condensed Consolidated Financial Statements for the three and nine months ended March 30, 2018 and March 31, 2017.

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

Derivative Instruments

The fair value and balance sheet location of the Company’s derivative instruments were as follows:

	Derivative Assets
	Other current assets
	March 30, 2018	June 30, 2017
	(in millions)
Foreign exchange forward contracts, designated	$9	$6
Foreign exchange forward contracts, not designated	15	10
Interest rate swaps, designated	14	—
Total derivatives	$38	$16

	Derivative Liabilities
	Accrued expenses
	March 30, 2018	June 30, 2017
	(in millions)
Foreign exchange forward contracts, designated	$1	$2
Foreign exchange forward contracts, not designated	9	6
Interest rate swaps, designated	—	1
Total derivatives	$10	$9

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Netting Arrangements

Under certain provisions and conditions within agreements with counterparties to the Company’s foreign exchange forward contracts, subject to applicable requirements, the Company has the right of offset associated with the Company’s foreign exchange forward contracts and is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. As of March 30, 2018 and June 30, 2017, the effect of rights of offset was not material and the Company did not offset or net the fair value amounts of derivative instruments in its Condensed Consolidated Balance Sheets.

Effect of Derivative Contracts on the Condensed Consolidated Statements of Operations

The impact of derivative contracts designated as hedging instruments on the Condensed Consolidated Financial Statements was as follows:

	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Recognized in AOCI
	Three Months Ended		Nine Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$23	$50	$30	$(48)
Interest rate swaps	7	—	15	—
Total	$30	$50	$45	$(48)

	Amount of Gain (Loss) Reclassified from AOCI into Earnings		Amount of Gain (Loss) Reclassified from AOCI into Earnings
	Three Months Ended		Nine Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$9	$5	$10	$47
Total	$9	$5	$10	$47

The total net realized and unrealized transaction and foreign exchange forward contract currency gains and losses were not material to the Condensed Consolidated Financial Statements for the three and nine months ended March 30, 2018 and March 31, 2017.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 6.	Debt

Debt consisted of the following as of March 30, 2018 and June 30, 2017:

	March 30, 2018	June 30, 2017
	(in millions)
0.50% convertible senior notes due 2020	$35	$35
Revolving credit facility maturing 2023	500	—
Variable interest rate Term Loan A maturing 2021	—	4,125
Variable interest rate Term Loan A-1 maturing 2023	5,022	—
Variable interest rate U.S. Term Loan B-2 maturing 2023	—	2,970
Variable interest rate U.S. Term Loan B-3 maturing 2023	2,455	—
Variable interest rate Euro Term Loan B-2 maturing 2023(1)	—	1,001
7.375% senior secured notes due 2023	—	1,875
1.50% convertible notes due 2024	1,100	—
10.50% senior unsecured notes due 2024	—	3,350
4.750% senior unsecured notes due 2026	2,300	—
Total debt	11,412	13,356
Issuance costs and debt discounts	(212)	(205)
Subtotal	11,200	13,151
Less current portion of long-term debt	(124)	(233)
Long-term debt	$11,076	$12,918

(1)	Euro Term Loan B-2 outstanding principal amount as of June 30, 2017 was based upon the Euro to U.S. dollar exchange rate as of that date.

In February 2018, the Company issued $2.30 billion aggregate principal amount of senior unsecured notes due February 15, 2026 (the “2026 Senior Unsecured Notes”). The 2026 Senior Unsecured Notes bear interest at an annual rate of 4.750% with interest payable on February 15 and August 15 of each year. The Company is not required to make principal payments on the 2026 Senior Unsecured Notes prior to the maturity date. The 2026 Senior Unsecured Notes are jointly and severally guaranteed by certain material domestic subsidiaries of the Company. The 2026 Senior Unsecured Notes issuance costs are amortized to interest expense over the term of the 2026 Senior Unsecured Notes and as of March 30, 2018, issuance costs of $20 million remained unamortized.

In February 2018, the Company also issued $1.10 billion aggregate principal amount of convertible senior notes due February 1, 2024 (the “2024 Convertible Notes”). The 2024 Convertible Notes bear interest at an annual rate of 1.50% with interest payable on February 1 and August 1 of each year. The Company is not required to make principal payments on the 2024 Convertible Notes prior to the maturity date. The 2024 Convertible Notes are jointly and severally guaranteed by certain material domestic subsidiaries of the Company.

The 2024 Convertible Notes are convertible into cash, shares of the Company’s common stock, or a combination thereof at an initial conversion price of approximately $121.91 per share of common stock. Holders of the 2024 Convertible Notes may freely convert their 2024 Convertible Notes on or after November 1, 2023 until the close of business on the business day immediately preceding the maturity date. Prior to November 1, 2023, holders may convert their 2024 Convertible Notes based on variations in market price of the Company’s common stock in relation to the conversion price or the trading price of the 2024 Convertible Notes or upon the occurrence of specified corporate events.

On or after February 5, 2021, the Company may redeem all or part of the 2024 Convertible Notes, at its option, if the market price of the Company’s stock achieves certain levels.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company separately accounts for the liability and equity components of the 2024 Convertible Notes. The value of the liability component as of the date of issuance was recognized at the present value of its cash flows using a discount rate of 4.375%, the Company’s borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature, resulting in a debt discount of $165 million, which was allocated to equity as the value of the conversion feature. The 2024 Convertible Notes debt issuance costs were approximately $18 million, of which $15 million was allocated to the debt component and $3 million was allocated to equity. The debt discount and issuance costs are amortized to interest expense over the term of the 2024 Convertible Notes. As of March 30, 2018, debt discount and issuance cost of $176 million remained unamortized.

In February 2018, the Company entered into an amendment to the credit agreement entered into on April 29, 2016 (as amended, the “Credit Agreement”), to provide for, among other things, (i) the issuance of a new $5.02 billion of term loan A-1 due 2023 (the “Term Loan A-1”), (ii) a new $2.25 billion revolving credit facility maturing in 2023 (the “Revolving Facility”), which replaced the Company’s prior $1.50 billion revolving credit facility maturing in 2021, (iii) modifications to the restrictive and financial maintenance covenants, to provide more flexibility and increased incremental debt capacity, (iv) amendments of the applicable varying interest rate margins to be based on the Company’s corporate credit ratings as described in the indenture, and (v) upon the occurrence of certain circumstances, a release of the security and guarantees as well as further covenant flexibility and increased incremental debt capacity. The Company used a portion of the proceeds of the Term Loan A-1 to repay in full its previous variable interest rate Term Loan A in the principal amount of $4.02 billion.

The Term Loan A-1 bears interest at a per annum rate equal to, at the Company’s option, either an adjusted London Interbank Offered Rate (“LIBOR”) rate, subject to a 0.00% floor, plus an applicable margin varying from 1.125% to 2.000% or a base rate plus an applicable margin varying from 0.125% to 1.000%, in each case depending on the Company’s corporate credit ratings. Currently the Company has selected the LIBOR rate option, and the applicable rate was 3.38% as of March 30, 2018. Principal payments are due in quarterly installments of (i) 0.625% per quarter from June 2018 through March 2019 and (ii) 1.25% per quarter from June 2019 through December 2022, with the remaining balance payable on February 27, 2023. The Term Loan A-1 issuance costs are amortized to interest expense over the term of the loan, and as of March 30, 2018, issuance costs of $9 million remained unamortized.

Proceeds of $500 million were drawn under the Revolving Facility and were used to fund a voluntary partial prepayment of the Company’s existing U.S. Dollar denominated term B-3 loans (“U.S. Term Loan B-3”). Loans under the Revolving Facility bear interest, at the Company’s option, at either LIBOR plus an applicable margin varying from 1.125% to 2.000% or a base rate plus an applicable margin varying from 0.125% to 1.000%, in each case depending on the Company’s corporate credit ratings. Currently the Company has selected the LIBOR rate option, and the applicable interest rate was 3.38% as of March 30, 2018. The Company will also pay an unused commitment fee on the Revolving Facility ranging from 0.120% to 0.350% based on the Company’s corporate credit ratings as described in the indenture, with an initial fee of 0.250%.

The Term Loan A-1 and the Revolving Facility are unconditionally guaranteed by each of the guarantors under the Credit Agreement and are secured on a first-priority basis (subject to permitted liens) by a lien on the same collateral that secure the other loans under the Credit Agreement; provided that the security and guarantees will be automatically suspended upon certain conditions.

During the three months ended March 30, 2018, the Company completed the redemption of all of its outstanding 7.375% senior secured notes due 2023 in the aggregate principal amount of $1.875 billion (the “2023 Notes”) and the tender offer and redemption and settlement of all of its outstanding 10.50% senior unsecured notes due 2024 in the aggregate principal amount of $3.350 billion (the “2024 Notes” and collectively with the 2023 Notes, the “Redeemed Notes”), including an aggregate of $720 million of “make-whole” and tender premiums required for the tender offer of the 2024 Notes and the optional redemption of the Redeemed Notes in accordance with the applicable indentures and accrued interest through the applicable redemption dates.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In November 2017, the Company settled in full the principal amounts of the Euro Term Loan B-2, plus accrued interest, using cash on hand. Additionally, in November 2017, the Company borrowed $2.96 billion under U.S. Term Loan B-3 under its Credit Agreement and used the proceeds of this new loan to prepay in full the U.S. Term Loan B-2 previously outstanding under the Credit Agreement. The U.S. Term Loan B-3 has an interest rate equal to, at the Company’s option, either an adjusted LIBOR rate, subject to a 0.00% floor, plus 2.00% or a base rate plus 1.00%. Currently the Company has selected the LIBOR rate option, and the applicable interest rate was 3.88% as of March 30, 2018. Principal payments on U.S. Term Loan B-3 of 0.25% are due quarterly and began on December 29, 2017 with the balance due on April 29, 2023. During the three months ended March 30, 2018, the Company funded a voluntary partial prepayment of $500 million, which was allocated towards principal payments. As a result, the Company is not required to make principal payments on the U.S. Term Loan B-3 prior to its maturity date. The U.S. Term Loan B-3 issuance costs are amortized to interest expense over the term of the loan and as of March 30, 2018, issuance costs of $3 million remained unamortized.

In connection with the settlements of the various debt instruments described above, the Company recognized an aggregate loss on debt extinguishment of $896 million for the nine months ended March 30, 2018, consisting of $720 million of “make-whole” and tender premiums and $176 million of unamortized issuance costs, of which $894 million was incurred in the three months ended March 30, 2018. In the three and nine months ended March 31, 2017, the Company incurred losses on the extinguishment of debt of $7 million and $274 million, respectively.

The Credit Agreement requires the Company to comply with certain financial covenants, such as a leverage ratio and an interest coverage ratio. As of March 30, 2018, the Company was in compliance with all financial covenants. In addition, the Credit Agreement requires the Company to comply with customary covenants that limit or restrict the Company’s and its subsidiaries’ ability to incur liens and indebtedness; make certain restricted payments, acquisitions, investments, loans and guarantees; and enter into certain transactions with affiliates, mergers and consolidations. In addition, the indentures governing the 2026 Senior Unsecured Notes and the 2024 Convertible Notes contain restrictive covenants that limit the Company’s and its subsidiaries’ ability to, among other things, consolidate, merge or sell all or substantially all of their assets; create liens; and incur, assume or guarantee additional indebtedness.

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

Obligations and Funded Status

The following table presents the unfunded status of the benefit obligations for the Japanese Plan:

	March 30, 2018	June 30, 2017
	(in millions)
Benefit obligations	$263	$249
Fair value of plan assets	205	189
Unfunded status	$58	$60

The following table presents the unfunded amounts related to the Japanese Plan as recognized on the Company’s Condensed Consolidated Balance Sheets:

	March 30, 2018	June 30, 2017
	(in millions)
Current liabilities	$1	$1
Non-current liabilities	57	59
Net amount recognized	$58	$60

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 8.	Commitments, Contingencies and Related Parties

Flash Ventures

The Company’s business ventures with Toshiba Memory Corporation (“TMC”) consist of three separate legal entities: Flash Partners Ltd. (“Flash Partners”), Flash Alliance Ltd. (“Flash Alliance”), and Flash Forward Ltd. (“Flash Forward”), collectively referred to as “Flash Ventures”.

In connection with a settlement agreement with Toshiba in December 2017, the Company entered into a facility agreement (“Y6 Facility Agreement”) with TMC related to the construction and operation of a new 300-millimeter wafer fabrication facility in Yokkaichi, Japan, referred to as “Fab 6”, which is primarily intended to provide cleanroom space to continue the transition of the parties’ existing 2D NAND manufacturing capacity to BiCS 3D NAND manufacturing capacity. Under the Y6 Facility Agreement, the Company is committed to 50% of Fab 6’s start-up costs, as well as 50% of the joint ventures’ portion of an upcoming investment in manufacturing equipment for Fab 6.

The following table presents the notes receivable from, and equity investments in, Flash Ventures as of March 30, 2018 and June 30, 2017:

	March 30, 2018	June 30, 2017
	(in millions)
Notes receivable, Flash Partners	$838	$264
Notes receivable, Flash Alliance	76	119
Notes receivable, Flash Forward	633	379
Investment in Flash Partners	198	187
Investment in Flash Alliance	295	279
Investment in Flash Forward	120	112
Total notes receivable and investments in Flash Ventures	$2,160	$1,340

During the three and nine months ended March 30, 2018, the Company made net payments to Flash Ventures of $1.00 billion and $3.0 billion, respectively, for purchased flash-based memory wafers and net loans.

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

The Company assesses financing receivable credit quality through financial and operational reviews of the borrower and creditworthiness, including credit rating agency ratings, of significant investors of the borrower, where material or known. There were no impairments for credit worthiness in the three and nine months ended March 30, 2018 and March 31, 2017.

As of March 30, 2018 and June 30, 2017, the Company had accounts payable balances due to Flash Ventures of $282 million and $206 million, respectively.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company’s maximum reasonably estimable loss exposure (excluding lost profits) as a result of its involvement with Flash Ventures, based upon the Japanese yen to U.S. dollar exchange rate at March 30, 2018, is presented below. Investments in Flash Ventures are denominated in Japanese yen, and the maximum possible loss exposure excludes any cumulative translation adjustment due to revaluation from the Japanese yen to the U.S. dollar.

March 30, 2018

Notes receivable	$1,547
Equity investments	613
Operating lease guarantees	1,109
Inventory and prepayments	319
Maximum estimable loss exposure	$3,588

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

Off-Balance Sheet Liabilities

Flash Ventures sells and leases back from a consortium of financial institutions a portion of its tools and has entered into equipment lease agreements of which the Company guarantees half or all of the outstanding obligations under each lease agreement. The lease agreements contain customary covenants for Japanese lease facilities. In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, the lease agreements contain acceleration clauses for certain events of default related to the guarantors, including the Company.

The following table presents the Company’s portion of the remaining guarantee obligations under the Flash Ventures’ lease facilities in both Japanese yen and U.S. dollar-equivalent, based upon the Japanese yen to U.S. dollar exchange rate as of March 30, 2018.

	Lease Amounts
	(Japanese yen, in billions)	(U.S. dollar, in millions)
Total guarantee obligations	¥118	$1,109

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the end of the term of the Flash Ventures lease agreements, in annual installments as of March 30, 2018 in U.S. dollars, based upon the Japanese yen to U.S. dollar exchange rate as of March 30, 2018:

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
	(in millions)
Year 1	$307	$15	$322
Year 2	212	40	252
Year 3	188	116	304
Year 4	94	81	175
Year 5	24	—	24
Year 6	3	29	32
Total guarantee obligations	$828	$281	$1,109

The Company and TMC have agreed to mutually contribute to, and indemnify each other and Flash Ventures for, environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances. The Company has not made any indemnification payments, nor recorded any indemnification receivables, under any such agreements. As of March 30, 2018, no amounts have been accrued in the Condensed Consolidated Financial Statements with respect to these indemnification agreements.

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

Stock-based Compensation Expense

The following tables present the Company’s stock-based compensation for equity-settled awards by type and financial statement line as well as the related tax benefit included in the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
	(in millions)
Options	$6	$10	$19	$33
Restricted and performance stock units	89	85	260	254
Employee stock purchase plan	8	7	20	16
Subtotal	103	102	299	303
Tax benefit	(17)	(26)	(51)	(80)
Total	$86	$76	$248	$223

	Three Months Ended		Nine Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
	(in millions)
Cost of revenue	$11	$13	$37	$37
Research and development	45	45	134	132
Selling, general and administrative	46	40	127	125
Employee termination, asset impairment, and other charges	1	4	1	9
Subtotal	103	102	299	303
Tax benefit	(17)	(26)	(51)	(80)
Total	$86	$76	$248	$223

Compensation cost related to unvested stock options, restricted stock unit awards (“RSU”), performance-based restricted stock unit awards (“PSU”) and the Company’s Employee Stock Purchase Plan (“ESPP”) will generally be amortized on a straight-line basis over the remaining average service period. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of March 30, 2018.

	Unamortized Compensation Costs	Weighted Average Service Period
	(in millions)	(years)
Options	$32	2.0
RSUs and PSUs (1)	528	2.2
ESPP	15	0.5
Total unamortized compensation cost	$575

(1)	Weighted average service period assumes the performance metrics are met for the PSUs.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Plan Activities

Stock Options

The following table summarizes stock option activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Options outstanding at June 30, 2017	7.4	$58.14
Exercised	(2.0)	44.74		$91
Canceled or expired	(0.3)	61.95
Options outstanding at March 30, 2018	5.1	$63.29	4.0	$158
Exercisable at March 30, 2018	2.9	$69.85	3.3	$74

RSUs and PSUs

The following table summarizes RSU and PSU activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value at Vest Date
	(in millions)		(in millions)
RSUs and PSUs outstanding at June 30, 2017	13.7	$45.01
Granted	5.0	79.10
Vested	(6.0)	44.99	$529
Forfeited	(0.9)	48.72
RSUs and PSUs outstanding at March 30, 2018	11.8	$57.62

RSUs and PSUs are generally settled in an equal number of shares of the Company’s common stock at the time of vesting of the units.

Stock Repurchase Program

The Company’s Board of Directors (the “Board”) has authorized $5.00 billion for the repurchase of the Company’s common stock. The stock repurchase program is effective until February 3, 2020. The Company had made repurchases aggregating $2.88 billion prior to fiscal 2018. The Company repurchased 1.78 million shares for a total cost of $155 million during the three and nine months ended March 30, 2018. The remaining amount available to be purchased under the Company’s stock repurchase program as of March 30, 2018 was $1.97 billion.

Dividends to Shareholders

Since the first quarter of 2013, the Company has issued a quarterly cash dividend. During the nine months ended March 30, 2018, the Company declared aggregate cash dividends of $1.50 per share on its outstanding common stock totaling $446 million, of which $296 million was paid during the period and $150 million was paid on April 16, 2018.

On May 2, 2018, the Board declared a cash dividend of $0.50 per share to shareholders of record as of June 29, 2018, which will be paid on July 16, 2018. The Company may modify, suspend or cancel its cash dividend policy in any manner and at any time.

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

For the three and nine months ended March 30, 2018, the Company has not finalized the accounting for the tax effects of the enactment of the 2017 Act. However, consistent with applicable SEC guidance, the Company has made a reasonable estimate of the effects on the Company’s existing deferred tax balances and the one-time mandatory deemed repatriation tax required by the 2017 Act and has recognized a provisional income tax expense of $1.66 billion for the one-time mandatory deemed repatriation tax and a provisional income tax benefit of $79 million related to the re-measurement of deferred tax assets and liabilities for the nine months ended March 30, 2018. For other elements of tax expense noted below, or where the Company has not made an election, the Company has not been able to make a reasonable estimate and continues to account for such items based on the provisions of the tax laws that were in effect immediately prior to the 2017 Act. As the Company finalizes the accounting for the tax effects of the enactment of the 2017 Act during a one-year measurement period permitted by applicable SEC guidance, the Company expects to reflect adjustments to the recorded provisional amounts and record additional tax effects of the 2017 Act.

Additional information regarding the significant provisions of the 2017 Act that are expected to impact the Company is provided below.

Re-measurement of deferred taxes

The provisional income tax expense of $9 million and income tax benefit of $79 million recorded for the three and nine months ended March 30, 2018, respectively, related to the re-measurements of the Company’s deferred tax balances are based on the rates at which the deferred tax assets and liabilities are expected to reverse in the current and future fiscal years, which are generally 29% and 22%, respectively. However, the Company is still analyzing certain aspects of the 2017 Act and refining the calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The Company is also analyzing the impact of the 2017 Act to the existing valuation allowance assessments from both a federal and state tax perspective, which could potentially affect the realizability of the existing deferred tax assets. In calculating the provisional amount, the Company utilized an estimate of the expected reversals of certain tax assets and liabilities, which will be revised in future quarters during the one-year measurement period as additional information becomes available.

Mandatory deemed repatriation tax

In connection with the transition from a global to a territorial U.S. tax system, companies are required to pay a mandatory deemed repatriation tax. The tax is to be computed using the Company’s total foreign post-1986 earnings and profits that were previously deferred from U.S. income taxes. This tax is based on the amount of foreign earnings held in cash and other specified assets which are taxed at 15.5% and 8%, respectively, and is payable over an 8-year period. For the nine months ended March 30, 2018, the Company recorded a provisional amount for the mandatory deemed repatriation tax liability of $1.66 billion for foreign subsidiaries and $132 million of this amount is classified as a current tax liability. The calculation of the mandatory deemed repatriation tax liability is provisional and based upon preliminary estimates of post-1986 earnings and profits. In addition, the mandatory deemed repatriation tax is based on a provisional amount of foreign earnings held in cash and other specified assets, which the Company expects will require additional clarifying guidance from U.S. Treasury. As such, the provisional amount may change during the one-year measurement period when the Company finalizes the calculation of post-1986 foreign earnings and profits and the amount of foreign earnings held in cash or other specified assets. The Company made no adjustment to this provisional amount in the three months ended March 30, 2018.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Although the mandatory deemed repatriation tax has removed U.S. federal taxes on distributions to the U.S., the Company continues to evaluate the expected manner of recovery to determine whether or not to continue to assert indefinite reinvestment on a part or all the foreign undistributed earnings. This requires the Company to re-evaluate the existing short and long-term capital allocation policies in light of the 2017 Act and calculate the tax cost that is incremental to the deemed repatriation tax (e.g., foreign withholding, state income taxes, and additional U.S. tax on currency transaction gains or losses) of repatriating cash to the U.S. While the provisional tax expense for the three and nine months ended March 30, 2018 is based upon an assumption that foreign undistributed earnings are indefinitely reinvested, the Company’s plan may change upon the completion of long-term capital allocation plans in light of the 2017 Act and completion of the calculation of the incremental tax effects on the repatriation of foreign undistributed earnings. In the event the Company determines not to continue to assert the permanent reinvestment of part or all of foreign undistributed earnings, such a determination could result in the accrual and payment of additional foreign, state and local taxes.

Deferred taxes on foreign earnings

As a result of the shift to a territorial system for U.S. taxation, the new minimum tax on certain foreign earnings (“global intangible low-tax income”) provision of the 2017 Act imposes a tax on foreign earnings and profits in excess of a deemed return on tangible assets of foreign subsidiaries. This provision is effective for tax years beginning on or after January 1, 2018, which for the Company would be the fiscal year beginning on June 30, 2018 (fiscal year 2019). The Company has not progressed sufficiently in the analysis of this provision to make an election either to account for the effects of this provision either as a component of future income tax expense in the period the tax arises or as a component of deferred taxes on the related investments. Accordingly, no deferred tax assets and liabilities have been established for timing differences between foreign U.S. GAAP income and foreign earnings and profits that would be expected to reverse under the new minimum tax in future years. Additionally, the Company has not yet completed the calculation of post-1986 foreign earnings and profits for the mandatory repatriation tax, which would be the starting point for the measurement of deferred tax assets and liabilities in order to record any provisional amounts.

The following table presents the Company’s income tax expense and the effective tax rate, which reflect provisional amounts related to the mandatory deemed repatriation tax and re-measurement of deferred tax assets and liabilities pursuant to the 2017 Act as discussed above:

	Three Months Ended		Nine Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
	(in millions)
Income (loss) before taxes	$(128)	$304	$1,356	$354
Income tax expense (benefit)	$(189)	$56	$1,437	$237
Effective tax rate	148%	18%	106%	67%

Under the 2017 Act, the reduction of the U.S. federal corporate tax rate from 35% to 21% is effective January 1, 2018, requiring companies to use a blended rate for their fiscal 2018 tax year by applying a pro-rated percentage of the number of days before and after the January 1, 2018 effective date. This results in the use of an estimated annual effective tax rate of approximately 28% for the Company’s U.S. federal corporate tax rate for fiscal year 2018. The U.S. federal corporate tax rate was reduced from 35% to the blended tax rate of 28% for fiscal year 2018. For fiscal year 2019 and beyond, the Company will utilize the enacted U.S. federal corporate tax rate of 21%.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The primary drivers for the difference between the effective tax rate for the three months ended March 30, 2018 and the U.S. Federal statutory rate of 28% include discrete effects consisting of an income tax benefit of $211 million from deductible make-whole premiums and the write-off of unamortized issuance costs from the debt financing transactions. The primary drivers for the difference between the effective tax rate for the nine months ended March 30, 2018 and the U.S. Federal statutory rate of 28% are related to the net charge of $1.66 billion for the one-time mandatory deemed repatriation tax, offset in part by an income tax benefit related to the re-measurement of deferred taxes as required by the 2017 Act and deductible make-whole premiums and the write-off of unamortized issuance costs from the debt financing transactions. The primary drivers for the remaining difference between the effective tax rate for the three and nine months ended March 30, 2018 and the U.S. Federal statutory rate of 28% are current year tax credits, and tax holidays in Malaysia, Philippines, Singapore and Thailand that expire at various dates during fiscal years 2018 through 2030 and windfall tax benefits related to vesting and exercises of stock-based awards. The windfall tax benefits are a result of the adoption of ASU 2016-09, which requires the Company to now recognize $46 million and $73 million of windfall tax benefits related to vesting and exercises of stock-based awards as a component of its income tax expense for the three and nine months ended March 30, 2018, respectively. The windfall tax benefits for the three and nine months ended March 31, 2017 were recorded within shareholders’ equity.

The primary drivers for the difference between the effective tax rate for the nine months ended March 31, 2017 and the U.S. Federal statutory rate of 35% include discrete effects consisting of income tax expense from the integration of SanDisk Corporation (“SanDisk”) of $91 million and a valuation allowance on acquired tax attributes of $111 million, partially offset by income tax benefit from deductible debt issuance costs, debt discounts and prepayment fees from the debt extinguishment of $98 million. The primary drivers for the remaining difference between the effective tax rate for the three and nine months ended March 31, 2017 and the U.S. Federal statutory rate of 35% are these discrete items, the current year generation of tax credits and tax holidays in Malaysia, Philippines, Singapore and Thailand that expire at various dates during fiscal years 2018 through 2030.

During the nine months ended March 30, 2018, the Company recorded a net decrease of $17 million in its liability for unrecognized tax benefits (excluding accrued interest and penalties). As of March 30, 2018, the Company’s liability for unrecognized tax benefits (excluding accrued interest and penalties) was approximately $505 million. Accrued interest and penalties related to unrecognized tax benefits as of March 30, 2018 was approximately $105 million.

The Internal Revenue Service (“IRS”) previously completed its field examination of the Company’s federal income tax returns for fiscal years 2006 through 2009 and proposed certain adjustments. The Company received Revenue Agent Reports from the IRS that seek to increase the Company’s U.S. taxable income, which would result in additional federal tax expense totaling $795 million, subject to interest. The issues in dispute relate primarily to transfer pricing with the Company’s foreign subsidiaries and intercompany payable balances. The Company disagrees with the proposed adjustments and in September 2015, filed a protest with the IRS Appeals Office and received the IRS rebuttal in July 2016. Meetings with the IRS Appeals Office began in March 2017. The Company believes that its tax positions are properly supported and will vigorously contest the position taken by the IRS. In September 2015, the IRS commenced an examination of the Company’s fiscal years 2010 through 2012.

The Company believes that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. If any issues addressed in the Company’s tax examinations are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of March 30, 2018, it was not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of the Company’s liability for unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of the Company’s tax returns.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 11.	Net Income (Loss) Per Common Share

The following table presents the computation of basic and diluted income (loss) per common share:

	Three Months Ended		Nine Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
	(in millions, except per share data)
Net income (loss)	$61	$248	$(81)	$117
Weighted average shares outstanding:
Basic	298	289	296	287
Employee stock options, RSUs, PSUs and ESPP	10	10	—	8
Diluted	308	299	296	295
Income (loss) per common share
Basic	$0.20	$0.86	$(0.27)	$0.41
Diluted	$0.20	$0.83	$(0.27)	$0.40
Anti-dilutive potential common shares excluded(1)	2	2	13	4

(1)	For purposes of computing diluted income (loss) per common share, certain potentially dilutive securities have been excluded from the calculation because their effect would have been anti-dilutive.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 12.	Employee Termination, Asset Impairment and Other Charges

The Company recorded the following charges related to employee terminations benefits, asset impairment, and other charges:

	Three Months Ended		Nine Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
	(in millions)
Employee termination and other charges:
Restructuring Plan 2016	$10	$6	$87	$52
Closure of Foreign Manufacturing Facility	—	3	—	9
Business Realignment	8	26	31	69
Total employee termination and other charges	18	35	118	130
Stock-based compensation accelerations and adjustments
Restructuring Plan 2016	—	—		(1)
Business Realignment	1	4	1	10
Total stock-based compensation accelerations and adjustments	1	4	1	9
Asset impairment:
Restructuring Plan 2016	16	—	16	—
Closure of Foreign Manufacturing Facility	—	—	—	13
Total asset impairment	16	—	16	13
Total employee termination and other charges, and stock-based compensation accelerations and adjustments	$35	$39	$135	$152

Restructuring Plan 2016

In 2016, the Company initiated a set of actions relating to the restructuring plan associated with the integration of substantial portions of its HGST and WD subsidiaries (“Restructuring Plan 2016”). Restructuring Plan 2016 consists of asset and footprint reduction, product road map consolidation and organization rationalization. In addition to the amounts recognized under Restructuring Plan 2016 as presented above, the Company recognized $9 million and $37 million of accelerated depreciation on facility assets in cost of revenue during the nine months ended March 30, 2018 and March 31, 2017, respectively.

The following table presents an analysis of the components of the activity against the reserve during the nine months ended March 30, 2018:

	Employee Termination Benefits	Contract Termination and Other	Total
	(in millions)
Accrual balance at June 30, 2017	$11	$2	$13
Charges	64	23	87
Cash payments	(63)	(16)	(79)
Accrual balance at March 30, 2018	$12	$9	$21

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Business Realignment

The Company periodically incurs charges as part of the integration process of recent acquisitions and to realign its operations with anticipated market demand. The following table presents an analysis of the components of the activity against the reserve:

	Employee Termination Benefits	Contract Termination and Other	Total
	(in millions)
Accrual balance at June 30, 2017	$18	$5	$23
Charges	24	7	31
Cash payments	(24)	(6)	(30)
Accrual balance at March 30, 2018	$18	$6	$24

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 13.	Legal Proceedings

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

Antitrust

In July 2010, Samsung Electronics Co., Ltd. (“Samsung”) filed an action against Panasonic Corporation (“Panasonic”) and SD-3C LLC (“SD-3C”) with the U.S. District Court for the Northern District of California, alleging that the defendants violated federal antitrust laws and California antitrust and unfair competition laws relating to the licensing practices and operations of SD-3C. The complaint seeks damages, restitution, injunctive and declaratory relief, and fees and costs. SanDisk is not a defendant in this case, but it established SD-3C along with Panasonic and Toshiba Corporation (“Toshiba”), and the complaint includes various factual allegations concerning SanDisk. As a member of SD-3C, SanDisk could be responsible for a portion of any monetary award. Other requested relief, if granted, could result in a loss of revenue to SanDisk. In November 2015, the defendants filed a motion to dismiss. In September 2016, the District Court stayed the litigation pending the outcome of an ongoing arbitration between Samsung and Toshiba. The District Court denied the motion to dismiss without prejudice to refiling after the stay is lifted. The arbitration between Samsung and Toshiba was concluded in May 2017. In October 2017, the District Court issued an order directing Samsung and Toshiba to seek clarification from the arbitration panel regarding certain aspects of its decision. In April 2018, Samsung voluntarily dismissed its case against Panasonic and SD-3C with prejudice.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Securities

Beginning in March 2015, SanDisk and two of its officers, Sanjay Mehrotra and Judy Bruner, were named in three putative class action lawsuits filed with the U.S. District Court for the Northern District of California. Two complaints are brought on behalf of a purported class of purchasers of SanDisk’s securities between October 2014 and March 2015, and one is brought on behalf of a purported class of purchasers of SanDisk’s securities between April 2014 and April 2015. The complaints generally allege violations of federal securities laws arising out of alleged misstatements or omissions by the defendants during the alleged class periods. The complaints seek, among other things, damages and fees and costs. In July 2015, the District Court consolidated the cases and appointed Union Asset Management Holding AG and KBC Asset Management NV as lead plaintiffs. The lead plaintiffs filed an amended complaint in August 2015. In January 2016, the District Court granted the defendants’ motion to dismiss and dismissed the amended complaint with leave to amend. In February 2016, the District Court issued an order appointing as new lead plaintiffs Bristol Pension Fund; City of Milford, Connecticut Pension & Retirement Board; Pavers and Road Builders Pension, Annuity and Welfare Funds; the Newport News Employees’ Retirement Fund; and Massachusetts Laborers’ Pension Fund (collectively, the “Institutional Investor Group”). In March 2016, the Institutional Investor Group filed an amended complaint. In June 2016, the District Court granted the defendants’ motion to dismiss and dismissed the amended complaint with leave to amend. In July 2016, the Institutional Investor Group filed a further amended complaint. In June 2017, the District Court denied the defendants’ motion to dismiss. The Company intends to defend itself vigorously in this matter.

Copyright

In December 2011, the German Central Organization for Private Copying Rights (Zentralstelle für private Überspielungsrechte) (“ZPÜ”), an organization consisting of several copyright collecting societies, instituted arbitration proceedings against WD’s German subsidiary (“WD Germany”) before the Copyright Arbitration Board (“CAB”) claiming copyright levies for multimedia hard drives, external hard drives and network hard drives sold or introduced into commerce in Germany by WD Germany from January 2008 through December 2010. In February 2013, WD Germany filed a declaratory relief action against ZPÜ in the Higher Regional Court of Munich (the “Higher Court”), seeking an order from the Higher Court to determine the copyright levy issue. In May 2013, ZPÜ filed a counter-claim against WD Germany with the Higher Court, seeking copyright levies for multimedia hard drives, external hard drives and network hard drives sold or introduced into commerce from January 2008 through December 2010 based on tariffs published by ZPÜ in November 2011. In January 2015, the Higher Court ruled in favor of ZPÜ. In its ruling, the Higher Court declared that WD Germany must pay certain levies on certain products that it sold in Germany between January 2008 and December 2010. The judgment specified levy amounts on certain products sold from January 2008 through December 2010 and directed WD Germany to disclose applicable sales data to ZPÜ. The exact amount of the judgment had not been determined. ZPÜ and WD Germany filed appeals with the German Federal Court of Justice in February 2015. In March 2017, the German Federal Court of Justice rendered a judgment affirming ZPÜ’s claim concerning the disclosure of WD Germany’s sales data regarding HDDs sold between January 2008 and December 2010. The German Federal Court of Justice also set aside the Higher Court’s decision on the levy amounts and referred the case back to the Higher Court for further fact finding and decision on the levy amounts. The Company intends to defend itself vigorously in this matter.

In December 2014, ZPÜ submitted a pleading to the CAB seeking copyright levies for multimedia hard drives, external hard drives and network hard drives sold or introduced into commerce in Germany by WD Germany between January 2012 and December 2013. The Company intends to defend itself vigorously in this matter.

The Company has recorded an accrual for German copyright levies in an amount that is not material to the Company’s financial position, results of operations or cash flows; however, it is reasonably possible that the Company could incur losses totaling up to $189 million, inclusive of amounts accrued, if it does not prevail in this matter.

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

The 2026 Senior Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, subject to certain customary guarantor release conditions, by certain 100% owned material domestic subsidiaries of the Company (or the “Guarantor Subsidiaries”). The guarantee by a Guarantor Subsidiary will be released in the event of (i) the release of a Guarantor Subsidiary from its guarantee of indebtedness under the Credit Agreement or other indebtedness that would have required the Guarantor Subsidiary to guarantee the 2026 Senior Unsecured Notes, (ii) the sale, issuance or other disposition of capital stock of a Guarantor Subsidiary such that it is no longer a restricted subsidiary under the indenture governing the 2026 Senior Unsecured Notes, (iii) the sale of all or substantially all of a Guarantor Subsidiary’s assets, (iv) the Company’s exercise of its defeasance options under the indenture governing the 2026 Senior Unsecured Notes, (v) the dissolution or liquidation of a Guarantor Subsidiary or (vi) the sale of all the equity interest in a Guarantor Subsidiary. The Company’s other domestic subsidiaries and its foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) do not guarantee the 2026 Senior Unsecured Notes. The following condensed consolidating financial information reflects the summarized financial information of Western Digital Corporation (“Parent”), the Guarantor Subsidiaries on a combined basis, and the Non-Guarantor Subsidiaries on a combined basis.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of March 30, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$118	$729	$4,116	$—	$4,963
Short-term investments	—	—	20	—	20
Accounts receivable, net	—	1,232	779	—	2,011
Intercompany receivables	1,869	3,488	2,209	(7,566)	—
Inventories	—	1,055	1,877	(262)	2,670
Other current assets	15	185	263	37	500
Total current assets	2,002	6,689	9,264	(7,791)	10,164
Property, plant and equipment, net	—	1,078	1,933	—	3,011
Notes receivable and investments in Flash Ventures	—	—	2,160	—	2,160
Goodwill	—	387	9,692	—	10,079
Other intangible assets, net	—	40	2,916	—	2,956
Investments in consolidated subsidiaries	19,980	19,439	—	(39,419)	—
Loans due from consolidated affiliates	1,406	15	—	(1,421)	—
Other non-current assets	172	613	444	(595)	634
Total assets	$23,560	$28,261	$26,409	$(49,226)	$29,004

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$255	$1,879	$—	$2,134
Accounts payable to related parties	—	—	282	—	282
Intercompany payables	916	4,277	2,373	(7,566)	—
Accrued expenses	175	434	369	37	1,015
Accrued compensation	—	309	200	—	509
Accrued warranty	—	—	195	—	195
Current portion of long-term debt	124	—	—	—	124
Total current liabilities	1,215	5,275	5,298	(7,529)	4,259
Long-term debt	11,045	—	31	—	11,076
Loans due to consolidated affiliates	—	342	1,079	(1,421)	—
Other liabilities	—	2,458	506	(595)	2,369
Total liabilities	12,260	8,075	6,914	(9,545)	17,704
Total shareholders’ equity	11,300	20,186	19,495	(39,681)	11,300
Total liabilities and shareholders’ equity	$23,560	$28,261	$26,409	$(49,226)	$29,004

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the three months ended March 30, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Revenue, net	$—	$3,685	$4,924	$(3,596)	$5,013
Cost of revenue	—	3,209	3,499	(3,622)	3,086
Gross profit	—	476	1,425	26	1,927
Operating expenses:
Research and development	—	361	241	—	602
Selling, general and administrative	3	264	109	—	376
Intercompany operating expense (income)	(12)	(391)	403	—	—
Employee termination, asset impairment, and other charges	1	9	25	—	35
Total operating expenses	(8)	243	778	—	1,013
Operating income	8	233	647	26	914
Interest and other income (expense):
Interest income	42	2	12	(40)	16
Interest expense	(160)	(5)	(35)	40	(160)
Other expense, net	(894)	(7)	(7)	10	(898)
Total interest and other expense, net	(1,012)	(10)	(30)	10	(1,042)
Income (loss) before taxes	(1,004)	223	617	36	(128)
Income tax expense (benefit)	(228)	22	17	—	(189)
Equity in earnings from subsidiaries	837	562	—	(1,399)	—
Net income	$61	$763	$600	$(1,363)	$61

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the nine months ended March 30, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Revenue, net	$—	$11,159	$15,178	$(10,807)	$15,530
Cost of revenue	—	9,665	10,849	(10,837)	9,677
Gross profit	—	1,494	4,329	30	5,853
Operating expenses:
Research and development	—	1,142	681	—	1,823
Selling, general and administrative	6	798	317	—	1,121
Intercompany operating expense (income)	(12)	(1,221)	1,233	—	—
Employee termination, asset impairment, and other charges	1	30	104	—	135
Total operating expenses	(5)	749	2,335	—	3,079
Operating income	5	745	1,994	30	2,774
Interest and other income (expense):
Interest income	189	6	38	(187)	46
Interest expense	(561)	(15)	(173)	187	(562)
Other income (expense), net	(902)	—	(10)	10	(902)
Total interest and other expense, net	(1,274)	(9)	(145)	10	(1,418)
Income (loss) before taxes	(1,269)	736	1,849	40	1,356
Income tax expense (benefit)	(319)	1,677	79	—	1,437
Equity in earnings from subsidiaries	869	1,747	—	(2,616)	—
Net income (loss)	$(81)	$806	$1,770	$(2,576)	$(81)

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the three months ended March 31, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Revenue, net	$—	$3,406	$4,333	$(3,090)	$4,649
Cost of revenue	—	2,791	3,403	(3,068)	3,126
Gross profit	—	615	930	(22)	1,523
Operating expenses:
Research and development	—	413	200	—	613
Selling, general and administrative	1	240	105	—	346
Intercompany operating expense (income)	—	(282)	282	—	—
Employee termination, asset impairment, and other charges	—	30	9	—	39
Total operating expenses	1	401	596	—	998
Operating income (loss)	(1)	214	334	(22)	525
Interest and other income (expense):
Interest income	88	8	6	(95)	7
Interest expense	(211)	—	(89)	95	(205)
Other expense, net	(9)	(6)	(8)	—	(23)
Total interest and other income (expense), net	(132)	2	(91)	—	(221)
Income (loss) before taxes	(133)	216	243	(22)	304
Income tax expense (benefit)	(26)	56	26	—	56
Equity in earnings from subsidiaries	355	229	—	(584)	—
Net income	$248	$389	$217	$(606)	$248

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Operations
For the nine months ended March 31, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Revenue, net	$—	$10,890	$12,871	$(9,510)	$14,251
Cost of revenue	—	8,941	10,451	(9,532)	9,860
Gross profit	—	1,949	2,420	22	4,391
Operating expenses:
Research and development	—	1,226	611	—	1,837
Selling, general and administrative	5	766	329	—	1,100
Intercompany operating expense (income)	—	(851)	851	—	—
Employee termination, asset impairment, and other charges	—	88	64	—	152
Total operating expenses	5	1,229	1,855	—	3,089
Operating income (loss)	(5)	720	565	22	1,302
Interest and other income (expense):
Interest income	268	9	15	(275)	17
Interest expense	(642)	(5)	(274)	275	(646)
Other expense, net	(283)	(10)	(26)	—	(319)
Total interest and other expense, net	(657)	(6)	(285)	—	(948)
Income (loss) before taxes	(662)	714	280	22	354
Income tax expense (benefit)	(207)	177	267	—	237
Equity in earnings from subsidiaries	572	21	—	(593)	—
Net income	$117	$558	$13	$(571)	$117

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the three months ended March 30, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Net income	$61	$763	$600	$(1,363)	$61
Other comprehensive income, before tax:
Actuarial pension gain	1	1	1	(2)	1
Foreign currency translation adjustment	76	75	75	(150)	76
Net unrealized gain on derivative contracts	21	13	14	(27)	21
Net unrealized loss on available-for-sale securities	(3)	(3)	(3)	6	(3)
Total other comprehensive income, before tax	95	86	87	(173)	95
Income tax expense related to items of other comprehensive income	(3)	(2)	(3)	5	(3)
Other comprehensive income, net of tax	92	84	84	(168)	92
Total comprehensive income	$153	$847	$684	$(1,531)	$153

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the nine months ended March 30, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Net income (loss)	$(81)	$806	$1,770	$(2,576)	$(81)
Other comprehensive income, before tax:
Actuarial pension gain	1	1	1	(2)	1
Foreign currency translation adjustment	78	76	76	(152)	78
Net unrealized gain on derivative contracts	35	19	20	(39)	35
Net unrealized loss on available-for-sale securities	(4)	(4)	(4)	8	(4)
Total other comprehensive income, before tax	110	92	93	(185)	110
Income tax expense related to items of other comprehensive income	(6)	(2)	(4)	6	(6)
Other comprehensive income, net of tax	104	90	89	(179)	104
Total comprehensive income	$23	$896	$1,859	$(2,755)	$23

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the three months ended March 31, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Net income	$248	$389	$217	$(606)	$248
Other comprehensive income, before tax:
Actuarial pension gain	1	1	1	(2)	1
Foreign currency translation adjustment	58	58	58	(116)	58
Net unrealized gain on derivative contracts	45	42	41	(83)	45
Total other comprehensive income, before tax	104	101	100	(201)	104
Income tax expense related to items of other comprehensive income	(3)	(3)	(2)	5	(3)
Other comprehensive income, net of tax	101	98	98	(196)	101
Total comprehensive income	$349	$487	$315	$(802)	$349

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the nine months ended March 31, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Net income	$117	$558	$13	$(571)	$117
Other comprehensive loss, before tax:
Actuarial pension gain	7	7	7	(14)	7
Foreign currency translation adjustment	(111)	(111)	(134)	245	(111)
Net unrealized loss on derivative contracts	(95)	(98)	(95)	193	(95)
Total other comprehensive loss, before tax	(199)	(202)	(222)	424	(199)
Income tax benefit (expense) related to items of other comprehensive loss	—	—	(1)	1	—
Other comprehensive loss, net of tax	(199)	(202)	(223)	425	(199)
Total comprehensive income (loss)	$(82)	$356	$(210)	$(146)	$(82)

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the nine months ended March 30, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(130)	$405	$3,284	$(217)	$3,342
Cash flows from investing activities
Purchases of property, plant and equipment	—	(162)	(481)	—	(643)
Proceeds from the sale of property, plant and equipment	—	—	24	—	24
Acquisitions, net of cash acquired	—	(93)	(6)	—	(99)
Purchases of investments	—	(11)	(55)	—	(66)
Proceeds from sale of investments	—	—	39	—	39
Proceeds from maturities of investments	—	—	16	—	16
Notes receivable issuances to Flash Ventures	—	—	(1,015)	—	(1,015)
Notes receivable proceeds from Flash Ventures	—	—	308	—	308
Strategic investments and other, net	—	(1)	31	—	30
Intercompany loan from consolidated affiliates	3,295	—	—	(3,295)	—
Advances from (to) parent and consolidated affiliates	(47)	47	—	—	—
Net cash provided by (used in) investing activities	3,248	(220)	(1,139)	(3,295)	(1,406)
Cash flows from financing activities
Issuance of stock under employee stock plans	146	—	—	—	146
Taxes paid on vested stock awards under employee stock plans	(164)	—	—	—	(164)
Repurchases of common stock	(155)	—	—	—	(155)
Dividends paid to shareholders	(443)	—	—	—	(443)
Settlement of debt hedge contracts	28	—	—	—	28
Repayment of debt and premiums	(14,581)	—	—	—	(14,581)
Proceeds from debt	11,384	—	—	—	11,384
Proceeds from revolving credit facility	500	—	—	—	500
Debt issuance costs	(52)	—	—	—	(52)
Intercompany loan to consolidated affiliates	—	(205)	(3,090)	3,295	—
Change in investment in consolidated subsidiaries	319	(463)	(73)	217	—
Net cash used in financing activities	(3,018)	(668)	(3,163)	3,512	(3,337)
Effect of exchange rate changes on cash	—	—	10	—	10
Net increase (decrease) in cash and cash equivalents	100	(483)	(1,008)	—	(1,391)
Cash and cash equivalents, beginning of year	18	1,212	5,124	—	6,354
Cash and cash equivalents, end of period	$118	$729	$4,116	$—	$4,963

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the nine months ended March 31, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(443)	$617	$2,177	$147	$2,498
Cash flows from investing activities
Purchases of property, plant and equipment	—	(185)	(268)	—	(453)
Proceeds from the sale of property, plant and equipment	—	—	21	—	21
Purchases of investments	—	—	(274)	—	(274)
Proceeds from sale of investments	—	—	75	—	75
Proceeds from maturities of investments	—	—	430	—	430
Investments in Flash Ventures	—	—	(20)	—	(20)
Notes receivable issuances to Flash Ventures	—	—	(480)	—	(480)
Notes receivable proceeds from Flash Ventures	—	—	276	—	276
Strategic investments and other, net	—	—	(21)	—	(21)
Intercompany loans from (to) consolidated affiliates	995	(258)	—	(737)	—
Advances from (to) consolidated affiliates	244	(236)	—	(8)	—
Net cash provided by (used in) investing activities	1,239	(679)	(261)	(745)	(446)
Cash flows from financing activities
Issuance of stock under employee stock plans	123	—	—	—	123
Taxes paid on vested stock awards under employee stock plans	(111)	—	—	—	(111)
Excess tax benefits from employee stock plans	90	—	—	—	90
Proceeds from acquired call option	—	—	61	—	61
Dividends paid to shareholders	(428)	—	—	—	(428)
Repayment of debt and premiums	(8,692)	(2,995)	(492)	—	(12,179)
Proceeds from revolving credit facility	—	—	—	—	—
Proceeds from debt	7,908	—	—	—	7,908
Debt issuance costs	(10)	—	—	—	(10)
Intercompany loan to consolidated affiliates	298	(5,966)	4,931	737	—
Change in investment in consolidated subsidiaries	296	8,673	(8,830)	(139)	—
Net cash used in financing activities	(526)	(288)	(4,330)	598	(4,546)
Effect of exchange rate changes on cash	—	—	(5)	—	(5)
Net increase (decrease) in cash and cash equivalents	270	(350)	(2,419)	—	(2,499)
Cash and cash equivalents, beginning of year	—	1,206	6,945	—	8,151
Cash and cash equivalents, end of period	$270	$856	$4,526	$—	$5,652

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Key Developments

Debt Facilities

During the third quarter ended March 30, 2018, we entered into new debt facilities, amended our existing credit agreement, increased our revolving credit facility, and repaid higher rate debt. These actions reduced the aggregate principal amount of our debt by $825 million in the third quarter and by $1.94 billion since the beginning of the year and reduced our overall interest cost, extended the tenor of our debt and provided additional flexible capacity to meet our financing needs. The financing arrangement activities were as follows in the current year:

•
In November 2017, we settled our then-existing U.S. dollar-denominated term B-2 loans (“U.S. Term Loan B-2”) with the proceeds of a new issuance of a $2.96 billion U.S. dollar-denominated term loan (“U.S. Term Loan B-3”) at an interest rate lower than our U.S. Term Loan B-2 tranche.

•	In November 2017, we made a voluntary prepayment of the full principal amounts of our Euro-denominated term B-2 loans (“Euro Term Loan B-2”) using cash on hand.

•	In February 2018, we issued $2.3 billion aggregate principal amount of 4.750% senior unsecured notes due 2026 (the “2026 Senior Unsecured Notes”).

•	In February 2018, we issued a $1.1 billion aggregate principal amount of 1.50% convertible senior notes due 2024 (the “2024 Convertible Notes”).

•
In February 2018, we entered into an amendment to the credit agreement entered into on April 29, 2016 (as amended, the “Credit Agreement”), to provide for, among other things, (i) the issuance of a new $5.02 billion of term loan A-1 due 2023 (the “Term Loan A-1”), (ii) a new $2.25 billion revolving credit facility maturing in 2023 (the “Revolving Facility”), which replaced our prior $1.50 billion revolving credit facility maturing in 2021, (iii) modifications to the restrictive and financial maintenance covenants, to provide more flexibility and increased incremental debt capacity, (iv) amendments of the applicable varying interest rate margins to be based on our corporate credit ratings, and (v) upon the occurrence of certain circumstances, a release of the security and guarantees as well as further covenant flexibility and increased incremental debt capacity. We used a portion of the proceeds of the Term Loan A-1 to repay in full our previous variable interest rate Term Loan A maturing 2021 in the principal amount of $4.02 billion.

•	In February 2018, we made a voluntary partial prepayment of $500 million of the U.S. Term Loan B-3 using drawings from the Revolving Facility.

•
In February and March 2018, we completed the redemption of all of our outstanding 7.375% senior secured notes due 2023 in the aggregate principal amount of $1.875 billion (the “2023 Notes”) and the tender offer and redemption and settlement of all of our outstanding 10.500% senior unsecured notes due 2024 in the aggregate principal amount of $3.350 billion (the “2024 Notes” and collectively with the 2023 Notes, the “Existing Notes”).

•
In connection with the settlements of the various debt instruments described above, we incurred aggregate losses on extinguishment of debt of $896 million for the nine months ended March 30, 2018, consisting of $720 million of “make-whole” premiums and $176 million of unamortized issuance costs, of which $894 million was incurred in the three months ended March 30, 2018.

For additional information regarding our debt facilities, see Part I, Item 1, Note 6, Debt, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q.

Tax Reform

On December 22, 2017, the President of the United States of America signed the Tax Cuts and Jobs Act (the “2017 Act”), which includes a broad range of tax reform proposals affecting businesses, including a reduction in the U.S. federal corporate tax rate from 35% to 21% and a one-time mandatory deemed repatriation tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign earnings. As a result of the 2017 Act, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time mandatory deemed repatriation tax required by the 2017 Act and have recognized a provisional income tax expense of $1.66 billion for the one-time mandatory deemed repatriation tax and a provisional income tax benefit of $79 million related to the re-measurement of deferred tax assets and liabilities for the nine months ended March 30, 2018. For additional information regarding the 2017 Act, see Part I, Item 1, Note 10, Income Tax Expense (Benefit), of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q. See also the discussion in “Results of Operations - Income Tax Expense” and “Liquidity and Capital Resources” below for information regarding the impact of the 2017 Act on our financial condition, results of operations and cash flows.

Results of Operations

Third Quarter and Nine Month Overview

The following table sets forth, for the periods presented, selected summary information from our Condensed Consolidated Statements of Operations by dollars and percentage of net revenue(1):

	Three Months Ended
	March 30, 2018		March 31, 2017		$ Change	% Change
	(in millions, except percentages)
Revenue, net	$5,013	100.0%	$4,649	100.0%	$364	7.8%
Cost of revenue	3,086	61.6	3,126	67.2	(40)	(1.3)
Gross profit	1,927	38.4	1,523	32.8	404	26.5
Operating Expenses:
Research and development	602	12.0	613	13.2	(11)	(1.8)
Selling, general and administrative	376	7.5	346	7.4	30	8.7
Employee termination, asset impairment, and other charges	35	0.7	39	0.8	(4)	(10.3)
Total operating expenses	1,013	20.2	998	21.5	15	1.5
Operating income	914	18.2	525	11.3	389	74.1
Interest and other income (expense):
Interest income	16	0.3	7	0.2	9	128.6
Interest expense	(160)	(3.2)	(205)	(4.4)	45	(22.0)
Other expense, net	(898)	(17.9)	(23)	(0.5)	(875)	3,804.3
Total interest and other expense, net	(1,042)	(20.8)	(221)	(4.8)	(821)	371.5
Income (loss) before taxes	(128)	(2.6)	304	6.5	(432)	(142.1)
Income tax expense (benefit)	(189)	(3.8)	56	1.2	(245)	(437.5)
Net income (loss)	$61	1.2	$248	5.3	(187)	(75.4)

(1)	Percentages may not total due to rounding.

	Nine Months Ended
	March 30, 2018		March 31, 2017		$ Change	% Change
	(in millions, except percentages)
Revenue, net	$15,530	100.0%	$14,251	100.0%	$1,279	9.0%
Cost of revenue	9,677	62.3	9,860	69.2	(183)	(1.9)
Gross profit	5,853	37.7	4,391	30.8	1,462	33.3
Operating Expenses:
Research and development	1,823	11.7	1,837	12.9	(14)	(0.8)
Selling, general and administrative	1,121	7.2	1,100	7.7	21	1.9
Employee termination, asset impairment, and other charges	135	0.9	152	1.1	(17)	(11.2)
Total operating expenses	3,079	19.8	3,089	21.7	(10)	(0.3)
Operating income	2,774	17.9	1,302	9.1	1,472	113.1
Interest and other income (expense):
Interest income	46	0.3	17	0.1	29	170.6
Interest expense	(562)	(3.6)	(646)	(4.5)	84	(13.0)
Other expense, net	(902)	(5.8)	(319)	(2.2)	(583)	182.8
Total interest and other expense, net	(1,418)	(9.1)	(948)	(6.7)	(470)	49.6
Income (loss) before taxes	1,356	8.7	354	2.5	1,002	283.1
Income tax expense (benefit)	1,437	9.3	237	1.7	1,200	506.3
Net income (loss)	$(81)	(0.5)	$117	0.8	$(198)	(169.2)

(1)	Percentages may not total due to rounding.

The following table sets forth, for the periods presented, summary information regarding net revenues by geography and end market:

	Three Months Ended		Nine Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
	(in millions, except exabytes and percentages)
Revenue, net	$5,013	$4,649	$15,530	$14,251

Revenues by Geography (%) (1)
Americas	28%	26%	27%	26%
Europe, Middle East and Africa	19	18	18	18
Asia	53	56	55	56

Revenues by End Market (%) (2)
Client Devices	46%	50%	49%	50%
Data Center Devices & Solutions	33	28	29	29
Client Solutions	21	22	22	21

Exabytes Shipped	100	74	282	232

(1)	Percentages for the prior year have been revised to conform to the current year presentation.

(2)	Percentages may not total due to rounding.

Net Revenue

The increase in net revenue for the three months ended March 30, 2018, compared to the same period in the prior year, is primarily due to increased flash memory and hard disk drives (“HDD”) product revenue. Client Devices revenue was relatively flat for the three months ended March 30, 2018 as a result of growth in mobile and embedded flash memory products offset by lower client compute devices. Our revenue for Data Center Devices and Solutions for the three months ended March 30, 2018 increased 25.0% year over year, primarily due to an increase in capacity enterprise HDD driven by cloud storage demand. Client Solutions revenue for the three months ended March 30, 2018 increased 3.9% year over year, primarily due to growth in HDD retail products.

The increase in net revenue for the nine months ended March 30, 2018, compared to the same period in the prior year, is primarily due to increased flash products offset by a decline in client compute HDD devices. Client Devices revenue for the nine months ended March 30, 2018 increased 7.4% year over year, primarily driven by growth in mobile and embedded flash products, partially offset by lower sales of client compute HDD products. Our revenue for Data Center Devices and Solutions for the nine months ended March 30, 2018 increased 9.3% year over year, driven primarily by a significant increase in sales from our capacity enterprise HDD, partially offset by lower sales from our performance enterprise HDDs. Client Solutions revenue for the nine months ended March 30, 2018 increased 12.3% year over year, reflecting growth in both HDD and flash products.

Our top 10 customers accounted for 44% and 42% of our net revenue for the three and nine months ended March 30, 2018, respectively, and 41% of our net revenue for each of the three and nine months ended March 31, 2017. For the three and nine months ended March 30, 2018 and March 31, 2017, no single customer accounted for 10% or more of our net revenue.

Changes in the net revenue by geography generally reflect normal fluctuations in market demand and competitive dynamics.

Consistent with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. For the three and nine months ended March 30, 2018, these programs represented 11% and 12% of gross revenues, respectively. For the three and nine months ended March 31, 2017, these programs represented 11% and 13%, respectively, of gross revenues. The amounts attributed to our sales incentive and marketing programs generally vary according to several factors including industry conditions, list pricing strategies, seasonal demand, competitor actions, channel mix and overall availability of products. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue.

Gross Profit and Gross Margin

The increase in gross profit for the three months ended March 30, 2018 reflects the increase in revenue discussed above and improvement in our gross margin. The improvement in gross margin for the three months ended March 30, 2018 was primarily due to a favorable demand environment for flash-based products and a higher mix of flash-based product revenue, growth in higher-margin capacity enterprise HDD, and improvements in our production costs from technology transitions.

The increase in gross profit for the nine months ended March 30, 2018 reflects the increase in revenue discussed above and improvement in our gross margin. The improvement in our gross margin for the nine months ended March 30, 2018 was primarily due to a favorable demand environment for flash-based products and a higher mix of flash-based product revenue, as well as improvements in our production costs from technology transitions.

Gross profit was negatively impacted by amortization expense on acquired intangible assets, stock-based compensation, charges related to the implementation of cost-saving initiatives and other charges, which aggregated $247 million, or 4.9%, of revenue, for the three months ended March 30, 2018, and $303 million, or 6.5%, of revenue, for the three months ended March 31, 2017. Gross profit was negatively impacted by amortization expense on acquired intangible assets, stock-based compensation, charges related to the implementation of cost-saving initiatives and other charges, which aggregated $819 million, or 5.3%, of revenue, for the nine months ended March 30, 2018, and $826 million, or 5.8%, of revenue, for the nine months ended March 31, 2017.

Operating Expenses

The decrease in research and development (“R&D”) expense for both the three and nine months ended March 30, 2018 from the same periods in the prior year, was primarily due to lower spend as a result of our cost saving initiatives and lower variable compensation expense, partially offset by further investments in flash technologies. The three months ended March 30, 2018, and March 31, 2017, both included aggregate charges of $47 million related to stock-based compensation expenses, charges related to the implementation of cost-saving initiatives, acquisition-related charges and other charges. The nine months ended March 30, 2018 and March 31, 2017 included aggregate charges of $142 million and $149 million, respectively, related to stock-based compensation expenses, charges related to the implementation of cost-saving initiatives, acquisition-related charges and other charges.

The increase in selling, general and administrative (“SG&A”) expense for the three months ended March 30, 2018 from the same period in the prior year, is primarily due to higher consulting services and operating expenses of recent acquisitions, partially offset by lower variable compensation expense. Both the three months ended March 30, 2018 and March 31, 2017 included aggregate charges of $81 million related to stock-based compensation expenses, amortization expense on acquired intangible assets, charges related to the implementation of cost-saving initiatives, acquisition-related charges and other discrete charges.

The increase in SG&A expense for the nine months ended March 30, 2018 from the same period in the prior year was primarily due to operating expenses from recent acquisitions, higher consulting services and legal expenses, partially offset by lower variable compensation expense. The nine months ended March 30, 2018 and March 31, 2017 included aggregate charges of $268 million and $317 million, respectively, related to stock-based compensation expenses, amortization expense on acquired intangible assets, charges related to the implementation of cost-saving initiatives, acquisition-related charges and other charges.

Employee termination and other charges for the three and nine months ended March 30, 2018 primarily related to further actions associated with the integration and business realignment of substantial portions of our business. For additional information regarding employee termination, asset impairment and other charges, see Part I, Item 1, Note 12, Employee Termination, Asset Impairment and Other Charges, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q.

Interest and Other Income (Expense)

The loss from total interest and other income (expense), net for the three months ended March 30, 2018 increased $821 million from the same period in the prior year, primarily due to the loss on extinguishment of debt of $894 million during the three months ended March 30, 2018 compared to $7 million in the prior year. The loss was partially offset by lower interest expense of $45 million resulting from reductions in the interest rates and principal amount of debt, higher interest income due to increased rates of return on investments and lower foreign exchange losses.

The loss from total interest and other income (expense), net for the nine months ended March 30, 2018 increased $470 million from the same period in the prior year, primarily due to the loss on extinguishment of debt of $896 million recognized in the current year, compared to $274 million of debt extinguishment charges in the prior year, partially offset by lower interest expense of $84 million resulting from reductions in the interest rates and principal amount of debt, higher interest income of $29 million related to increased rates of return on investments and lower foreign exchange losses.

Income Tax Expense (Benefit)

The following table sets forth income tax information from our Consolidated Statement of Operations by dollar and effective tax rate.

	Three Months Ended		Nine Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
	(in millions, except percentages)
Income (loss) before taxes	$(128)	$304	$1,356	$354
Income tax expense (benefit)	(189)	56	$1,437	$237
Effective tax rate	148%	18%	106%	67%

Under the 2017 Act, the U.S. federal corporate tax rate is reduced from 35% to 21% and is effective January 1, 2018, resulting in the use of an estimated annual effective tax rate of approximately 28% for our U.S. federal corporate tax rate for fiscal year 2018. The U.S. federal corporate tax rate was reduced from 35% to the blended tax rate of 28% for fiscal year 2018. For fiscal year 2019 and beyond, we will utilize the enacted U.S. federal corporate tax rate of 21%.

Consistent with applicable Securities and Exchange Commission (“SEC”) guidance, we made a reasonable estimate of the effects on our existing deferred tax balances and the one-time mandatory deemed repatriation tax required by the 2017 Act and have recognized a provisional income tax expense of $1.66 billion for the one-time mandatory deemed repatriation tax and a provisional income tax benefit of $79 million related to the re-measurement of deferred tax assets and liabilities for the nine months ended March 30, 2018. For other elements of tax expense noted in Part I, Item 1, Note 10, Income Tax Expense (Benefit), of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q, or where we have not made an election, we have not been able to make a reasonable estimate and continue to account for such items based on the provisions of the tax laws that were in effect immediately prior to the 2017 Act. As we finalize the accounting for the tax effects of the enactment of the 2017 Act during a one-year measurement period permitted by applicable SEC guidance, we expect to reflect adjustments to the recorded provisional amounts and record additional tax effects of the 2017 Act.

The primary drivers for the difference between the effective tax rate for the three months ended March 30, 2018 and the U.S. Federal statutory rate of 28% include discrete effects consisting of an income tax benefit of $211 million from deductible make-whole premiums and the write-off of unamortized issuance costs from debt financing transactions. The primary drivers for the difference between the effective tax rate for the nine months ended March 30, 2018 and the U.S. Federal statutory rate of 28% are related to the net charge of $1.66 billion for the one-time mandatory deemed repatriation tax, offset in part by an income tax benefit related to the re-measurement of deferred taxes as required by the 2017 Act and deductible make-whole premiums and the write-off of unamortized issuance costs from debt financing transactions. The primary drivers for the remaining difference between the effective tax rate for the three and nine months ended March 30, 2018 and the U.S. Federal statutory rate of 28% are the current year generation of tax credits, and tax holidays in Malaysia, Philippines, Singapore and Thailand that expire at various dates during fiscal years 2018 through 2030 and windfall tax benefits related to vesting and exercises of stock-based awards. The windfall tax benefits are a result of the adoption of ASU 2016-09, which requires us to now recognize $46 million and $73 million of windfall tax benefits related to vesting and exercises of stock-based awards as a component of our income tax expense for the three and nine months ended March 30, 2018, respectively. The windfall tax benefits for the three and nine months ended March 31, 2017 were recorded within shareholders’ equity.

The primary drivers for the difference between the effective tax rate for the nine months ended March 31, 2017 and the U.S. Federal statutory rate of 35% include discrete effects consisting of income tax expense from the integration of SanDisk Corporation (“SanDisk”) of $91 million and a valuation allowance on acquired tax attributes of $111 million, partially offset by income tax benefit from deductible debt issuance costs, debt discounts and prepayment fees from the debt extinguishment of $98 million. The primary drivers for the remaining difference between the effective tax rate for the three and nine months ended March 31, 2017 and the U.S. Federal statutory rate of 35% are these discrete items, the current year generation of tax credits and tax holidays in Malaysia, Philippines, Singapore and Thailand that expire at various dates during fiscal years 2018 through 2030.

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

For additional information regarding income tax expense (benefit), see Part I, Item 1, Note 10, Income Tax Expense (Benefit), of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q.

Liquidity and Capital Resources

The following table summarizes our statements of cash flows:

	Nine Months Ended
	March 30, 2018	March 31, 2017
	(in millions)
Net cash provided by (used in):
Operating activities	$3,342	$2,498
Investing activities	(1,406)	(446)
Financing activities	(3,337)	(4,546)
Effect of exchange rate changes on cash	10	(5)
Net decrease in cash and cash equivalents	$(1,391)	$(2,499)

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

Pursuant to the 2017 Act, we are required to pay a one-time deemed repatriation tax related to the undistributed earnings of our foreign subsidiaries. For the nine months ended March 30, 2018, we recorded a provisional amount for the mandatory deemed repatriation tax liability of $1.66 billion, which is payable over an 8-year period as further discussed below under “Short and Long-term Liquidity-Contractual Obligations and Commitments.” The provisional amount included in the Condensed Consolidated Financial Statements may change when we finalize the calculation of our post-1986 foreign earnings and profits that were previously deferred from U.S. income taxes and the amount of foreign earnings held in cash or other specified assets. For additional information regarding our total tax liability for the mandatory repatriation tax, see Part I, Item 1, Note 10, Income Tax Expense (Benefit), of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q.

A total of $3.96 billion and $4.99 billion of our cash and cash equivalents was held outside of the U.S. as of March 30, 2018 and June 30, 2017, respectively. Although the mandatory deemed repatriation tax has removed U.S. federal taxes on distributions to the U.S., we continue to evaluate the expected manner of recovery to determine whether or not to continue to assert indefinite reinvestment on a part or all the foreign undistributed earnings. This requires us to re-evaluate the existing short and long-term capital allocation policies in light of the 2017 Act and calculate the tax cost that is incremental to the U.S. deemed repatriation tax (e.g., foreign withholding, state income taxes, and additional U.S. tax on currency transaction gains or losses) of repatriating cash to the U.S. While the current tax expense is based upon an assumption that foreign undistributed earnings are indefinitely reinvested, our plan may change upon the completion of long-term capital allocation plans in light of the 2017 Act and completion of the calculation of the incremental tax effects on the repatriation of foreign undistributed earnings. In the event we determine not to continue to assert the permanent reinvestment of part or all of our foreign undistributed earnings, such a determination could result in the accrual and payment of additional foreign, state and local taxes.

Operating Activities

Cash flow from operating activities primarily consists of net income, adjusted for non-cash charges, plus or minus changes in other operating assets and liabilities. This represents our principal source of cash. Net cash provided by changes in other operating assets and liabilities was $948 million for the nine months ended March 30, 2018, as compared to net cash provided by changes in other operating assets and liabilities of $71 million for the nine months ended March 31, 2017. The increase in cash provided by changes in other operating assets and liabilities in the current year primarily reflects the payable recorded for the mandatory repatriation tax as described in the Tax Reform section of Key Developments above. Changes in our other operating assets and liabilities are also largely affected by our working capital requirements, which is dependent on the effective management of our cash conversion cycle. Our cash conversion cycle measures how quickly we can convert our products into cash through sales. The cash conversion cycles were as follows:

	March 30, 2018	March 31, 2017
	(in days)
Days sales outstanding	36	38
Days in inventory	79	66
Days payables outstanding	(71)	(69)
Cash conversion cycle	44	35

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

For the nine months ended March 30, 2018, DSO decreased by 2 days over the prior year, primarily reflecting the timing of shipments and customer receipts. DIO increased by 13 days over the prior year, primarily reflecting ongoing hard drive manufacturing transformation activities. The increase in DPO primarily reflects the increased production volume and timing of vendor payments.

Investing Activities

Net cash used in investing activities for the nine months ended March 30, 2018 primarily consisted of $643 million of capital expenditures, a net $707 million increase in notes receivable issuances to Flash Ventures to fund its capital expansion, and $99 million for acquisitions. Net cash used in investing activities for the nine months ended March 31, 2017 primarily consisted of $453 million of capital expenditures and a $224 million net increase in notes receivable issuances to and investments in Flash Ventures, partially offset by a net reduction of our available for sale securities of $231 million.

Our cash equivalents are primarily invested in money market funds that invest in U.S. Treasury securities and U.S. Government agency securities as well as bank certificates of deposit. In addition, we invest directly in U.S. Treasury securities, U.S. and International Government agency securities, certificates of deposit, asset-backed securities and corporate and municipal notes and bonds.

Financing Activities

Net cash used in financing activities for the nine months ended March 30, 2018 primarily consisted of $14.58 billion in debt repayments, $443 million to pay dividends on our common stock and $155 million of share repurchases, partially offset by net proceeds of $11.83 billion from debt issuances and draws under our Revolving Facility. Net cash used in financing activities for the nine months ended March 31, 2017 consisted of $12.18 billion in debt repayments and $428 million to pay dividends on our common stock, partially offset by $7.91 billion of net proceeds from debt, $61 million of proceeds from call options, and a net $102 million provided by employee stock plans.

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

Short and Long-term Liquidity

Contractual Obligations and Commitments

The following is a summary of our known contractual cash obligations and commercial commitments as of March 30, 2018:

	Total	1 Year (Remaining 3 months of 2018)	2-3 Years (2019-2020)	4-5 Years (2021-2022)	More than 5 Years (Beyond 2022)
	(in millions)
Long-term debt, including current portion	$11,412	$31	$443	$502	$10,436
Interest on debt	2,325	104	823	785	613
Flash Ventures and other related commitments(1)	9,101	1,158	4,655	2,283	1,005
Operating leases	171	34	80	42	15
Purchase obligations	2,428	2,189	238	1	—
Mandatory Repatriation Tax	1,657	—	265	265	1,127
Total	$27,094	$3,516	$6,504	$3,878	$13,196

(1)
Includes reimbursement for depreciation and lease payments on owned and committed equipment, funding commitments for loans and equity investments and reimbursement for other committed expenses, including R&D. Funding commitments assume no additional operating lease guarantees. Additional operating lease guarantees can reduce funding commitments.

Debt

See Part I, Item 1, Note 6, Debt, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q for information regarding our indebtedness, including information about new borrowings and repayments, increased availability under our Revolving Facility and the principal repayment terms, interest rates, covenants and other key terms of our outstanding indebtedness.

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

Flash Ventures

Flash Ventures sells and leases back from a consortium of financial institutions a portion of its tools and has entered into equipment lease agreements of which we guarantee half or all of the outstanding obligations under each lease agreement. The lease agreements contain customary covenants for Japanese lease facilities. In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, the lease agreements contain acceleration clauses for certain events of default related to the guarantors, including us. As of March 30, 2018, we were in compliance with all covenants under these Japanese lease facilities. See Part I, Item 1, Note 8, Commitments, Contingencies and Related Parties, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q for information regarding Flash Ventures.

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

Mandatory Repatriation Tax

The following is a summary of our estimated provisional mandatory deemed repatriation tax obligations that are payable in the following fiscal years ending (in millions):

June 28, 2019	$132
July 3, 2020	133
July 2, 2021	132
July 1, 2022	133
June 30, 2023	132
June 28, 2024	249
June 27, 2025	332
July 3, 2026	414
Total	$1,657

The 2017 Act allows for the provisional mandatory deemed repatriation tax of $1.66 billion to be payable over an 8-year period without interest. The payments are due with 8% of the tax to be paid in each of the first five years, 15% in the 6th year, 20% in the 7th year, and 25% in the 8th year. For additional information regarding our provisional estimate of the total tax liability for the mandatory repatriation tax, see Part I, Item 1, Note 10, Income Tax Expense (Benefit), of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q.

Unrecognized Tax Benefits

As of March 30, 2018, the liability for unrecognized tax benefits (excluding accrued interest and penalties) was approximately $505 million. Accrued interest and penalties related to unrecognized tax benefits as of March 30, 2018 was approximately $105 million. Of these amounts, approximately $477 million could result in potential cash payments. We are not able to provide a reasonable estimate of the timing of future tax payments related to these obligations. For additional information regarding our total tax liability for unrecognized tax benefits, see Part I, Item 1, Note 10, Income Tax Expense (Benefit), of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q.

Stock Repurchase Program

Our Board of Directors has authorized $5.00 billion for the repurchase of our common stock. The stock repurchase program is effective until February 3, 2020. We made repurchases aggregating $2.88 billion prior to fiscal 2018. We repurchased 1.78 million shares for a total cost of $155 million during the three and nine months ended March 30, 2018. The remaining amount available to be purchased under our stock repurchase program as of March 30, 2018 was $1.97 billion.

Cash Dividend

Since the first quarter of 2013, we have issued a quarterly cash dividend. On January 27, 2018, we declared a cash dividend of $0.50 per share of our common stock to our shareholders of record as of March 30, 2018. The cash dividend of $150 million was paid on April 16, 2018.

During the nine months ended March 30, 2018 and March 31, 2017, we declared aggregate cash dividends of $1.50 per share of our common stock totaling $446 million and $432 million, respectively.

On May 2, 2018, we declared a cash dividend of $0.50 per share of our common stock to our shareholders of record as of June 29, 2018, which will be paid on July 16, 2018. We may modify, suspend, or cancel our cash dividend policy in any manner and at any time.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”). ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 Act. Consequently, the amendments eliminate the stranded tax effects resulting from the 2017 Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the 2017 Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this update also require certain disclosures about stranded tax effects. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, which for us is the first quarter of 2020, and interim periods within that fiscal year. Early adoption is permitted in any interim period after issuance of the update. We are currently evaluating the impact this update will have on our Consolidated Financial Statements.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). ASU 2017-12 simplifies hedge accounting through changes to both designation and measurement requirements. For hedges that qualify as highly effective, the new standard eliminates the requirement to separately measure and record hedge ineffectiveness, resulting in better alignment between the presentation of the effects of the hedging instrument and the hedged item in the financial statements. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, which for us is the first quarter of 2020, including interim periods within that fiscal year. Early adoption is permitted in any interim period after issuance of the update. We are currently evaluating the timing of adoption and the impact this update will have on our Consolidated Financial Statements.

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

In February 2017, the FASB issued ASU No. 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” (“ASU 2017-05”). ASU 2017-05 clarifies the scope and application of Accounting Standards Codification (“ASC”) 610-20 on the sale or transfer of nonfinancial assets, including real estate, and in substance nonfinancial assets to noncustomers, including partial sales. An entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of the related asset. The ASU also clarifies that an in substance nonfinancial asset is an asset or group of assets for which substantially all of the fair value consists of nonfinancial assets and the group or subsidiary is not a business. In addition, the amendment requires an entity to derecognize a distinct nonfinancial asset or in substance nonfinancial asset in a partial sale transaction when the entity does not retain a controlling financial interest in the legal entity that holds the asset and an entity transfers control of the asset. Once control is transferred, any non-controlling interest received is required to be measured at fair value. The effective date of the new standard is aligned with the requirements in the new revenue standard ASU No. 2014-09, which for us is the first quarter of 2019. We are in the process of evaluating the impact that adoption of this guidance may have on our Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 simplifies the test for goodwill impairment by removing Step 2 from the goodwill impairment test. Companies will now perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value not to exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The new standard is effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, which for us is the first quarter of 2021. Early adoption is permitted for goodwill impairment tests performed after January 1, 2017. As permitted by ASU 2017-04, we have elected to early adopt this standard for our fiscal 2018 goodwill impairment test, which is to be performed as of the first day of our fourth quarter, March 31, 2018. The adoption of this standard is not expected to have a material impact on our Consolidated Financial Statements.

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

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”). ASU 2016-16 removes the prohibition in the FASB ASC Topic 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The new standard is intended to reduce the complexity of accounting principles generally accepted in the United States (“U.S. GAAP”) and diversity in practice related to the tax consequences of certain types of intra-entity asset transfers, particularly those involving IP. The new standard is effective for fiscal years beginning after December 15, 2017, which for us is the first quarter of 2019. Early adoption is permitted. We are currently evaluating the impact that the adoption of this guidance may have on our Consolidated Financial Statements.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 supersedes ASC 840 “Leases”. The amendments in this update require, among other things, that lessees recognize the following for all leases (unless a policy election is made by class of underlying asset to exclude short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Currently, lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. However, the FASB approved an amendment at its March 7, 2018 meeting, which would allow entities to apply the provisions of ASC 842 at the effective date without adjusting comparative periods. The standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. As we plan for the adoption of this standard, we have completed our first phase of globally identifying our leases including the identification of embedded leases. We are in the process of identifying changes to our processes, internal controls and system requirements and configurations that would result from the new lease standard. Our implementation efforts are progressing as planned. We expect to adopt this standard in the first quarter of 2020 and expect to elect the practical expedient to not present historical comparative information. We continue to evaluate the impact ASU 2016-02 will have on our Consolidated Financial Statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASC Topic 606”), which amends the guidance in former ASC Topic 605, “Revenue Recognition”, to provide a single, comprehensive revenue recognition model for all contracts with customers. ASC Topic 606 requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which an entity expects to be entitled in exchange for those goods or services. The new standard also requires entities to enhance disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The standard is effective beginning the first quarter of fiscal 2019, with early adoption permitted. The standard may be applied retrospectively to all prior periods presented (“full retrospective method”), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (“modified retrospective method”). Based on our plan, we will to adopt the new standard beginning with the first quarter of 2019 using the modified retrospective method.

We expect the implementation of the new standard to impact the recognition of our revenue and cost as follows:

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

•
For other revenue streams such as multi-element transactions, software and IP licenses, these transactions are immaterial and the related changes to revenue recognition are not expected to be material.

•	For assets recognized from costs incurred to obtain or fulfill a contract, we do not expect to have material capitalized fees for contracts where the amortization period is greater than one year.

•	Our revenue disclosures will expand and may require judgment in certain areas.

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

As of March 30, 2018, we had outstanding the foreign exchange contracts presented in the following table. The designated foreign exchange contracts are entered to protect the U.S. dollar value of our product cost and operating expenses. Changes in fair values of the non-designated foreign exchange contracts would be largely offset in other income (expense) by corresponding changes in the fair values of the foreign currency denominated monetary assets and liabilities.

Designated Hedges (cash flow hedges)	Contract Amount	Weighted-Average Contract Rate (1)	Mark to Market Unrealized Gain (Loss)
	(in millions, except weighted-average contract rate)
Japanese yen	$302	107.5	$5
Malaysian ringgit	87	4.01	3
Philippine peso	31	51.6	(1)
Thai baht	158	31.35	1
Total designated forward contracts	$578		$8

Non-Designated Hedges	Contract Amount	Weighted-Average Contract Rate (1)	Unrealized Gain (Loss)
	(in millions, except weighted-average contract rate)
British pound sterling	$28	0.71	$—
Euro	82	0.81	—
Japanese yen	1,676	106.58	4
Malaysian ringgit	136	3.93	1
Philippine peso	60	52.04	—
Singapore dollar	5	1.32	—
Thai baht	181	31.44	1
Total non-designated forward contracts	$2,168		$6

(1)	Expressed in units of foreign currency per U.S. dollar.

During the three and nine months ended March 30, 2018 and March 31, 2017, total net realized and unrealized transaction and foreign exchange contract currency gains and losses were not material to our Condensed Consolidated Financial Statements.

Notwithstanding our efforts to mitigate some foreign exchange risks, we do not hedge all of our foreign currency exposures, and there can be no assurance that our mitigating activities related to the exposures that we hedge will adequately protect us against risks associated with foreign currency fluctuations.

Disclosure About Other Market Risks

Variable Interest Rate Risk

Borrowings under our Term Loan A-1 and our Revolving Facility bear interest at a rate per annum, at our option, of either an adjusted London Interbank Offered Rate (“LIBOR”) (subject to a 0.0% floor) plus an applicable margin varying from 1.125% to 2.000% or a base rate plus an applicable margin varying from 0.125% to 1.000%, in each case depending on our corporate credit ratings. Currently we have selected the LIBOR rate option, and the applicable interest rate was 3.38% as of March 30, 2018.

Borrowings under the U.S. Term Loan B-3 tranche bear interest at a rate per annum, at our option, of either an adjusted LIBOR rate, subject to a 0.00% floor, plus 2.00% or a base rate plus 1.00%. Currently we have selected the LIBOR rate option, and the applicable interest rate was 3.88% as of March 30, 2018.

We have generally held a balance of fixed and variable rate debt. At March 30, 2018, 70% of the par value of our debt was at variable rates. To balance the portfolio, we entered into a pay-fixed interest rate swap on $1.00 billion notional amount, which effectively converts a portion of our term loan to fixed rates through May 2020. As of March 30, 2018, we had $7.98 billion of variable rate debt. After giving effect to the $1.00 billion of interest rate swaps, we effectively had $6.98 billion of long-term debt subject to variations in interest rates and a one percent increase in the variable rate of interest, subject to each loan’s specific floor, would increase annual interest expense by $70 million.

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

The risks and uncertainties discussed below update and supersede the risks and uncertainties previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2017. Other than the changes to the risk factor below titled, “Manufacturing, marketing and selling our products globally subjects us to numerous risks,” we do not believe any of the changes constitute material changes to the risk factors previously disclosed in such prior Quarterly Report on Form 10-Q.

Adverse global economic conditions and credit market uncertainty could harm our business, results of operations and financial condition.

Adverse global economic conditions and uncertain conditions in the credit market have had, and in the future could have, a significant adverse effect on our company and on the storage industry as a whole. Several factors contribute to these conditions and this uncertainty, including, but not limited to, volatility in the equity, credit and other financial markets and real estate markets, slower growth in certain geographic regions, lower levels of consumer liquidity, risk of default on sovereign debt, higher interest rates, materials and component cost increases, political uncertainty and other macroeconomic factors, such as the trade and tariff actions recently announced by the U.S., China and other countries, and changes to policies, rules and regulations. Some of the risks and uncertainties we face as a result of these conditions include the following:

•
Volatile Demand and Supplier Risk. Our direct and indirect customers may delay or reduce their purchases of our products and systems containing our products. In addition, many of our customers rely on credit financing to purchase our products. If negative conditions in the global credit markets prevent our customers’ access to credit, product orders may decrease, which could result in lower revenue. Likewise, if our suppliers, sub-suppliers and sub-contractors (collectively referred to as “suppliers”) or partners face challenges in obtaining credit, in selling their products or otherwise in operating their businesses, they may be unable to offer the materials we use to manufacture our products. These actions could result in reductions in our revenue and increased operating costs, which could adversely affect our business, results of operations and financial condition.

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

The majority of our NAND-flash memory is supplied by Flash Ventures, which limits our ability to respond to market demand and supply changes. A failure to accurately forecast demand could cause us to over-invest or under-invest in technology transitions or the expansion of captive memory capacity in Flash Ventures. Over-investment could result in excess supply, which could cause significant decreases in our product prices, significant excess, obsolete or lower of cost or net realizable value inventory write-downs or under-utilization charges, and the potential impairment of our investments in Flash Ventures. On the other hand, if we or TMC under-invest in captive memory capacity or technology transitions, if we grow capacity more slowly than the rest of the industry, if our technology transitions do not occur on the timeline that we expect, if we encounter unanticipated difficulties in implementing these transitions, or if we implement technology transitions more slowly than our competitors, we may not have enough captive supply of the right type of memory or at all to meet demand on a timely and cost effective basis and we may lose opportunities for revenue, gross margin and share as a result. If our NAND memory supply is limited, we may make strategic decisions with respect to the allocation of our supply among our products and customers, and these strategic allocation decisions may result in less favorable gross margin in the short term or damage certain customer relationships. Growth of our NAND-flash memory bit supply at a slower rate than the overall industry for an extended period of time would result in lowering our share, which could limit our future opportunities and harm our financial results. We are also contractually obligated to pay for 50% of the fixed costs of Flash Ventures regardless of whether we purchase any wafers from Flash Ventures. Furthermore, purchase orders placed with Flash Ventures and under the foundry arrangements with TMC for up to three months are binding and cannot be canceled. Therefore, once our purchase decisions have been made, our production costs for flash memory are fixed, and we may be unable to reduce costs to match any subsequent declines in pricing or demand, which would harm our gross margin. Our limited ability to react to fluctuations in flash memory supply and demand makes our financial results particularly susceptible to variations from our forecasts and expectations.

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

In March 2017, Toshiba announced significant losses related to its U.S. nuclear business and, in connection with its fiscal year 2016 financial statements, Toshiba advised that there were material events and conditions that raise substantial doubt about its ability to continue as a going concern. Subsequently, in September 2017, Toshiba announced it had entered into a definitive agreement to sell TMC, including its interests in Flash Ventures, to a consortium led by SK Hynix Inc. and Bain Capital (the “Bain Consortium”) that includes other competitors, as well as key customers. We previously asserted our consent rights under the terms of the Flash Ventures agreements with respect to the transactions involving, among other things, the transfer by Toshiba of its interests in Flash Ventures to TMC and the proposed sale of TMC to the Bain Consortium. In December 2017, in connection with a global settlement agreement with Toshiba and TMC, we consented to the transfer of Toshiba’s interests in Flash Ventures to TMC and the sale of TMC to the Bain Consortium. If the Bain Consortium or another third party acquires any of Toshiba’s interests in Flash Ventures, it could lead to delays in decision-making, disputes, or changes in strategic direction that could adversely impact Flash Ventures and/or adversely affect our business prospects, results of operations and financial condition. The purchaser might not have the same interest that we do in protecting and growing Flash Ventures’ business and might have conflicts of interest between itself and Flash Ventures or us. In addition, the purchaser may enter into financing agreements in connection with its purchase of TMC that could limit TMC’s ability to timely fund or finance investments in Flash Ventures or our joint development efforts. The purchaser may also enter into financing agreements that are secured by TMC’s equity interests in Flash Ventures, permitting the lenders to foreclose on those equity interests under certain circumstances. To the extent Toshiba retains its interests in TMC, a failure by Toshiba to stabilize its financial condition could cause TMC to become unable to, or otherwise fail to, timely fund investments in Flash Ventures or our joint development efforts or fulfill its payment obligations to suppliers, which could harm Flash Ventures’ operations, our joint technology roadmap and supplier relationships. Reduced investment in manufacturing capacity or research and development, or other misalignment between us and Toshiba, TMC or a third party acquirer of TMC on strategic direction, could impact Flash Ventures’ ability to stay at the forefront of technological advancement and/or our investment in Flash Ventures. Flash Ventures’ competitiveness and/or our investment in Flash Ventures could also be harmed by a mishandling or misuse of IP or other competitively sensitive confidential information regarding Flash Ventures, such as its technology roadmap, business or investment plans, by a third party that might gain access to such information.

Flash Ventures requires significant investments by both TMC and us for technology transitions, including the transition to 3D NAND, and capacity expansions. Lease financings guaranteed by or on behalf of both TMC and us are not currently available to Flash Ventures on favorable terms and we are pursuing alternative forms of financing to fund our share of investments, which might not continue to be accessible. In addition, the financing arrangements that TMC’s purchaser may enter into in connection with its purchase of TMC could impose limitations on Flash Ventures’ ability to enter into lease financings. To the extent that lease financings for Flash Ventures are not available on favorable terms or at all, more cash would be required to fund investments. If TMC does not or we do not provide sufficient resources, or have adequate access to credit, to timely fund investments in Flash Ventures, our investments could be delayed or reduced.

As announced by Toshiba, TMC plans to construct a new wafer fabrication facility in Iwate, Japan to provide additional cleanroom space for the manufacture of 3D NAND. Site preparation began in February 2018. Although we intend to enter into agreements with TMC in due course to participate in the new Iwate facility, there is no certainty as to when, and on what terms, we will do so. If we are unable to extend our partnership with TMC to the Iwate facility on favorable terms, our future supply of captive NAND-flash memory could be adversely impacted, which could adversely affect our long-term business and financial results.

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

As of March 30, 2018, our total indebtedness was $11.41 billion in aggregate principal, and we had $1.75 billion of additional borrowing availability under our revolving credit facility.

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

Our ability to meet the debt service obligations contained in our debt agreements will depend on our available cash and our future performance, which will be affected by financial, business, economic and other factors, including potential changes in laws or regulations, industry conditions, industry supply and demand balance, customer preferences, the success of our products and pressure from competitors. Our bank debt also contains a variable interest rate component based on our corporate credit ratings, which could result in increased interest rates and debt service obligations if our ratings were to decline. If we are unable to meet our debt service obligations or should we fail to comply with our financial and other restrictive covenants contained in the agreements governing our indebtedness, causing an event of default under the applicable indebtedness, the debt holders could accelerate the related debt and that may result in the acceleration of any other debt, leases or other obligations to which a cross acceleration or cross-default provision applies. If we are required to repay our indebtedness before the applicable due dates, we may not have sufficient funds available to repay such indebtedness and we may be required to refinance all or part of our debt, sell important strategic assets at unfavorable prices, incur additional indebtedness or issue common stock or other equity securities. We may not be able to, at any given time, refinance our debt, sell assets, incur additional indebtedness or issue equity securities on terms acceptable to us, in amounts sufficient to meet our needs or at all. Our inability to service our debt obligations or refinance our debt could have a material adverse effect on our business, operating results and financial condition. Further, if we are unable to repay, refinance or restructure our secured indebtedness, the holder of such debt could proceed against the collateral securing that indebtedness. Refinancing our indebtedness may also require us to expense previous debt issuance costs or to incur new debt issuance costs.

In addition to our credit ratings impacting the interest rate on our current debt, our ratings impact the cost and availability of future borrowings and, accordingly, our cost of capital. Our ratings reflect the opinions of the ratings agencies of our financial strength, operating performance and ability to meet our debt obligations. There can be no assurance that we will achieve a particular rating or maintain a particular rating in the future.

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

During the three months ended March 30, 2018, 44% of our revenue came from sales to our top 10 customers. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, often resulting in the allocation of risk to us as the supplier. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, if a customer is acquired by one of our competitors or if a key customer suffers financial hardship, our operating results and financial condition would likely be harmed.

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

Substantially all of our flash memory is currently supplied by Flash Ventures. Any disruption or shortage in supply of flash memory from our captive or non-captive sources would harm our operating results and financial condition. Many of the risks that affect us also affect our supply base and Flash Ventures, including, but not limited to, having single site manufacturing locations and other facilities based in high risk regions of the world (for example, Flash Ventures is located in Yokkaichi, Japan), natural disasters, power shortages, macro and local economic conditions, shortages of commodity materials, proper management of technology transitions, geo-political risks, employee strikes and other labor actions, compliance with legal requirements, financial instability and exposure to IP and other litigation, including an injunction or other action that could delay shipping. If any of these risks were to affect our suppliers or Flash Ventures, we could also be adversely affected, especially in the case of products, components or services that are single-sourced. For example, if suppliers are facing increased costs due to the above risks, they may require us to enter into long-term volume agreements to shift the burden of fixed costs to us. Further, we work closely with many of our suppliers and strategic partners to develop new technologies and, as a result, we may become subject to litigation from our suppliers, strategic partners or third parties.

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

Increases in the cost for certain critical materials and components and oil may increase our costs of manufacturing and transporting our products and key components and may result in lower operating margins if we are unable to pass these increased costs on to our customers. Shortages of critical components such as DRAM and NAND-flash memory, or materials such as glass substrates, stainless steel, aluminum, nickel, neodymium, ruthenium, platinum or cerium, may increase our costs and may result in lower operating margins if we are unable to find ways to mitigate these increased costs. We or our suppliers acquire certain precious metals and rare earth metals like ruthenium, platinum, neodymium and cerium, which are critical to the manufacture of components in our products from a number of countries, including the People’s Republic of China. The government of China or any other nation may impose regulations (such as the recently announced trade and tariff actions), quotas or embargoes upon these metals that would restrict the worldwide supply of such metals or increase their cost, both of which could negatively impact our operating results until alternative suppliers are sourced. Furthermore, if other high volume industries increase their demand for materials or components used in our products, our costs may further increase, which could have an adverse effect on our operating margins. In addition, shortages in other components and materials used in our customers’ products could result in a decrease in demand for our products, which would negatively impact our operating results.

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

Given the pace of technological development, there is a possibility that new technologies could substitute for or replace our current technologies and products and make them obsolete. Historically, when the industry experiences a fundamental change in storage technologies or standards, any manufacturer that fails to successfully and timely adjust its designs and processes to accommodate or manufacture the new technology or standard fails to remain competitive. There are some revolutionary technologies, such as current-perpendicular-to-plane giant magnetoresistance, shingle magnetic recording, heat-assisted magnetic recording, patterned magnetic media and advanced signal processing that, if implemented by a competitor on a commercially viable basis ahead of the industry, could put us at a competitive disadvantage. In addition, many companies, including some of our competitors, have developed or are attempting to develop alternative non-volatile technologies, including non-NAND technologies such as magnetoresistive random-access memory (MRAM), resistive random-access memory (ReRAM) and phase change, memory (PCM), as well as NAND based vertical or stacked 3D memories based on charge trap, floating gate and other cell architecture. In embedded solutions, certain competitors have recently introduced a mobile storage standard referred to as Universal Flash Storage (UFS). In the data center market, certain competitors have recently introduced a non-volatile memory express (NVMe) product that can be used as a substitute for our peripheral component interconnect express (PCIe) solutions. In addition, a provider of processors and non-volatile memory solutions may be developing a new standard to attach ultra-low latency non-volatile memory to its processor memory bus, which it may choose not to license to its competitors, resulting in it being a single source provider of such non-volatile memory solutions. As a result of these shifts in technology and standards, we could incur substantial costs in developing new technologies, such as recording heads, magnetic media and tools, in adopting new standards or in investing in different capital equipment or manufacturing processes to remain competitive. If we fail to successfully implement these new technologies or standards, or if we are significantly slower than our competitors at implementing new technologies or standards, we may not be able to offer products with capacities and capabilities that our customers desire, which could harm our operating results.

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

•	currency exchange rate fluctuations or restrictions;

•	political and economic instability, civil unrest and natural disasters;

•	limited transportation availability, delays, and extended time required for shipping, which risks may be compounded in periods of price declines;

•	higher freight rates;

•	labor challenges, including difficulties finding and retaining talent or responding to labor disputes or disruptions;

•	trade restrictions, such as export bans, embargos, sanctions and license and certification requirements (including on encryption technology), higher tariffs and fees and complex customs regulations;

•	copyright levies or similar fees or taxes imposed in European and other countries;

•	exchange, currency and tax controls and reallocations;

•	increasing labor and overhead costs;

•	weaker protection of IP rights;

•	difficulties in managing international operations, including appropriate internal controls; and

•	loss or non-renewal of favorable tax treatment under agreements or treaties with foreign tax authorities.

As a result of these risks, our business, results of operations or financial condition could be adversely affected. Some of these risks, such as trade restrictions, higher tariffs and fees, import and export restrictions or loss of favorable tax treatment under agreements or treaties with foreign tax authorities, could increase as a result of changes to policies, rules and regulations. For example, in early 2018, the U.S. announced certain trade actions, including proposed tariff increases on a list of imported products. Countries have responded to these actions in various ways, including proposed tariff increases on products imported from the U.S. We cannot predict whether, or to what extent, there may be changes to international trade agreements or whether tariffs or other restrictions may be changed or imposed on our products or our supply chain. Such tariffs, policy or regulatory changes or other trade restrictions could increase our cost of doing business, our ability to sell to certain customers, and our operating results and financial condition could be adversely affected.

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

We seek to be an industry-leading developer, manufacturer and provider of innovative storage solutions, balancing our core hard drive and flash memory business with growing investments in newer areas that we believe will provide us with higher growth opportunities. Acquisitions of, investment opportunities in, or other significant transactions with companies that are complementary to our business are a key part of our overall business strategy. In order to pursue this part of our growth strategy successfully, we must continue to identify attractive acquisition or investment opportunities, successfully complete the transactions, some of which may be large and complex, and manage post-closing issues such as integration of the acquired company or employees. We may not be able to continue to identify or complete appealing acquisition or investment opportunities given the intense competition for these transactions. We are also subject to certain covenants in our debt agreements that place limits on our ability to complete acquisitions and investments. Even if we identify and complete suitable corporate transactions, we may not be able to successfully address any integration challenges in a timely manner, or at all. Failing to successfully integrate or realign our business to take advantage of efficiencies or reduce redundancies of an acquisition may result in not realizing all or any of the anticipated benefits of the acquisition. In addition, failing to achieve the financial model projections for an acquisition or changes in technology development and related roadmaps following an acquisition may result in the incurrence of impairment charges and other expenses, both of which could adversely impact our results of operations or financial condition. Acquisitions and investments may also result in the issuance of equity securities that may be dilutive to our shareholders and the issuance of additional indebtedness that would put additional pressure on liquidity. Furthermore, we may agree to provide continuing service obligations or enter into other agreements in order to obtain certain regulatory approvals of our corporate transactions, and failure to satisfy these additional obligations could result in our failing to obtain regulatory approvals or the imposition of additional obligations on us, any of which could adversely affect our business, financial condition and results of operations. In addition, new legislation or additional regulations may affect or impair our ability to invest with or in certain other countries or require us to obtain regulatory approvals to do so, including investments in joint ventures, minority investments and outbound technology transfers to certain countries

If we are unable to successfully combine our HGST and WD product brands and sales teams, our business and financial condition may be adversely affected.

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

On December 22, 2017, the President of the United States of America signed the Tax Cuts and Jobs Act (the “2017 Act”), which includes a broad range of tax reform proposals affecting businesses, including a reduction in the U.S. federal corporate tax rate from 35% to 21%, a one-time mandatory deemed repatriation tax on earnings of certain foreign subsidiaries that were previously tax deferred, and a new minimum tax on certain foreign earnings. The 2017 Act significantly impacts our effective tax rate for fiscal year 2018 as a result of the deemed repatriation tax and may impact several other elements of our operating model. In future years, certain additional provisions of the 2017 Act, such as the minimum tax on certain foreign earnings, will also apply to us and, as a result, we generally expect our effective tax rate to increase from the rate expected for fiscal year 2018 (excluding the mandatory deemed repatriation tax and the re-measurement of deferred taxes). Taxes due over a period of time as a result of the 2017 Act could be accelerated upon certain triggering events, including failure to pay such taxes when due. The 2017 Act makes broad and complex changes to the U.S. tax code and we expect to see future regulatory, administrative or legislative guidance. We are analyzing the 2017 Act to determine the full impact of the new tax law, and to the extent any future guidance differs from our preliminary interpretation of the law, it could have a material effect on our financial position and results of operations.

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

Litigation is subject to inherent risks and uncertainties that may cause actual results to differ materially from our expectations. In the event of an adverse outcome in any litigation, investigation or governmental proceeding, we could be required to pay substantial damages, fines or penalties and cease certain practices or activities, including the manufacture, use and sale of products. With or without merit, such matters can be complex, can extend for a protracted period of time, can be very expensive and the expense can be unpredictable. Litigation initiated by us could also result in counter-claims against us, which could increase the costs associated with the litigation and result in our payment of damages or other judgments against us. In addition, litigation, investigations or governmental proceedings and any related publicity may divert the efforts and attention of some of our key personnel and may also harm the market prices of our securities.

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

The costs of compliance with state, federal and international legal and regulatory requirements, such as environmental, labor, trade, health, safety, data privacy, anti-corruption and tax regulations, customers’ standards of corporate citizenship, and industry and coalition standards, such as those established by the Electronics Industry Citizenship Coalition (“EICC”), could cause an increase in our operating costs.

We are subject to, and may become subject to additional, state, federal and international laws and regulations governing our environmental, labor, trade, health, safety, data privacy, anti-corruption and tax practices. These laws and regulations, particularly those applicable to our international operations, are or may be complex, extensive and subject to change. We will need to ensure that we and our suppliers and partners timely comply with such laws and regulations, which may result in an increase in our operating costs. Legislation has been, and may in the future be, enacted in locations where we manufacture or sell our products. In addition, climate change and financial reform legislation is a significant topic of discussion and has generated and may continue to generate federal, international or other regulatory responses in the near future. If we or our suppliers or partners fail to timely comply with applicable legislation, our customers may refuse to purchase our products or we may face increased operating costs as a result of taxes, fines or penalties, or legal liability and reputational damage, which would have a materially adverse effect on our business, operating results and financial condition.

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

Flash Ventures sells and leases back from a consortium of financial institutions (“lessors”) a portion of its equipment and Flash Ventures has entered into equipment lease agreements, most of which we and Toshiba each guarantee half of the total outstanding obligations and some of which we guarantee in full for our share of the Flash Ventures investment. As of March 30, 2018, the portion of outstanding Flash Ventures’ lease obligations covered by our guarantees totaled approximately $1,109 million, based upon the Japanese yen to U.S. dollar exchange rate at March 30, 2018. The equipment lease agreements contain covenants and cancellation events that are customary for Japanese lease facilities and that relate to Flash Ventures and each of the guarantors. Cancellation events relating to the guarantors include, among other things, an assignment of all or a substantial part of a guarantor’s business, a bankruptcy event involving a guarantor and acceleration of other monetary debts of a guarantor above a specified threshold.

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

Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities
The following table provides information about repurchases by us of shares of our common stock during the quarter ended March 30, 2018:

(in millions, except average price paid per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Program(1)	Maximum Value of Shares that May Yet be Purchased Under the Program(1)
Dec. 30, 2017 - Jan. 26, 2018	—	—	—	$2,124
Jan. 27, 2018 - Feb. 23, 2018	1.8	$86.87	1.8	$1,969
Feb. 24, 2018 - Mar. 30, 2018	—	—	—	$1,969
Total for the quarter ended Mar. 30, 2018	1.8	$86.87	1.8

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
2.1
Agreement and Plan of Merger, dated as of October 21, 2015, among Western Digital Corporation, Schrader Acquisition Corporation and SanDisk Corporation (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on October 26, 2015)±

3.1
Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 8, 2006)

3.2
Amended and Restated By-Laws of Western Digital Corporation, as amended effective as of May 2, 2018 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on May 7, 2018)

4.1
Indenture (including Form of 4.750% Senior Notes due 2026), dated as of February 13, 2018, among Western Digital Corporation; HGST, Inc., WD Media, LLC, Western Digital (Fremont), LLC and Western Digital Technologies, Inc., as guarantors; and U.S. Bank National Association, as trustee (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 333-222762) with the Securities and Exchange Commission on February 13, 2018)

4.2
Indenture (including Form of 1.50% Convertible Senior Notes due 2024), dated as of February 13, 2018, among Western Digital Corporation; HGST, Inc., WD Media, LLC, Western Digital (Fremont), LLC and Western Digital Technologies, Inc., as guarantors; and U.S. Bank National Association, as trustee (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 333-222762) with the Securities and Exchange Commission on February 13, 2018)

10.1
Amendment No. 7, dated as of February 27, 2018, to the Loan Agreement dated as of April 29, 2016, by and among Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the lenders party thereto and the other loan parties thereto (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on February 27, 2018)

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
Dated: May 7, 2018