Form 10-K
period 2018-06-29
WESTERN DIGITAL CORP
filed 2018-08-24
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 29, 2018
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
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on December 29, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was $18.9 billion, based on the closing sale price as reported on the Nasdaq Global Select Market.
There were 291,356,809 shares of common stock, par value $0.01 per share, outstanding as of the close of business on August 15, 2018.

Documents Incorporated by Reference
Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2018 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the 2018 fiscal year. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

2

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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning:

•	expectations regarding our Flash Ventures joint venture with Toshiba Memory Corporation;

•	our quarterly cash dividend policy and share repurchase program;

•	expectations regarding our product development and technology plans;

•	expectations regarding our future results of operations;

•	expectations regarding the outcome of legal proceedings in which we are involved;

•	expectations regarding the impact of the Tax Cuts and Jobs Act enacted on December 22, 2017 on the Company;

•	expectations regarding the repatriation of funds from our foreign operations;

•	our beliefs regarding tax benefits and the timing of future payments, if any, relating to the unrecognized tax benefits, and the adequacy of our tax provisions;

•	expectations regarding capital investments and sources of funding for those investments; and

•	our beliefs regarding the sufficiency of our available liquidity to meet our working capital, debt, dividend and capital expenditure needs.

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

General

Western Digital Corporation (“Western Digital”) is a leading developer, manufacturer, and provider of data storage devices and solutions that address the evolving needs of the information technology (“IT”) industry and the infrastructure that enables the proliferation of data in virtually every other industry. Our broad portfolio of technology and products address the following key markets: Client Devices; Data Center Devices and Solutions; and Client Solutions. We also generate license and royalty revenue related to our intellectual property (“IP”) which is included in each of these three categories.

Founded in 1970 in Santa Ana, California and now headquartered in San Jose, California, Western Digital has one of the technology industry’s most valuable patent portfolios with more than 14,000 patents awarded worldwide. Since 2009, we have been a Standard & Poor’s 500 (“S&P 500”) company. We have a rich heritage of innovation and operational excellence, a wide range of IP assets and broad research and development (“R&D”) capabilities. The unabated growth and value of data continues creating a global need for a larger and more capable storage infrastructure. We continue to transform ourselves to address this growth by providing the broadest range of storage technologies in the industry with a comprehensive product portfolio and global reach.

Built on decades of expertise in developing leading technology and components, we are enabling enterprises to capture, preserve and access virtually limitless data. We enable cloud service providers to build more powerful, cost effective and efficient data centers. We have relationships with the full range of original equipment manufacturers (“OEM”) and data center customers currently addressing storage opportunities, such as storage subsystem suppliers, major server OEMs, Internet and social media infrastructure players, and personal computer (“PC”) and Mac™ OEMs. We have also built strong consumer brands by providing effective tools to manage fast-accumulating libraries of personal content. We market our products primarily under the HGST, SanDisk and WD brands. Our products are sold through distribution, retail and direct channels worldwide. We are a vertically integrated company with deep capabilities to transform disk drive and flash-based components into products and solutions. We operate a series of joint ventures with Toshiba Memory Corporation (“TMC”) that provide us with our flash-based technologies and products (see “Ventures with Toshiba Memory” Section below).

We are well positioned to capitalize on the ongoing expansion in digital content generation and management driven by the uses of Artificial Intelligence (“AI”), Machine Learning and Data Analytics. These trends are linked directly to commercial enterprises’ and consumers’ need for data storage. The ways in which people and organizations are creating and using data are changing and the amount of data considered useful to store is expanding. More digital content is being stored and managed in a cloud environment on both hard disk drives (“HDDs”) and solid state drives (“SSDs”). With a focus on innovation and value creation, our goal is to grow through strong execution and targeted investments in data center infrastructure, mobility and the cloud.

Industry

We operate in the data storage and data management industry. Our devices and solutions are made using either rotating magnetic or flash-based technologies that together provide a broad range of reliability, performance, storage capacity and data retention capabilities to our customers. The ability to capture and create value through the use of data analytics is an important asset to our customers. In a connected global marketplace, there is a proliferation in the methods by and the rates at which content is generated, consumed and stored by end users. When combined with fast global networks, these trends create tremendous need for cost effective, high-performance and/or high-capacity storage solutions in mobile, computing and consumer electronic devices, as well as in a wide range of storage systems, servers and data centers.

The growth in computing complexity, cloud computing applications, connected mobile devices and Internet connected products is driving unabated growth in the volume of digital content to be stored. This growth has led to a proliferation of data storage form factors. The storage industry is increasingly utilizing tiered architectures with HDDs, SSDs and other flash-based storage devices to address an expanding set of uses and applications. We continuously monitor the advantages, disadvantages and advances of the full array of storage technologies, including review of these technologies with our customers, to ensure we are appropriately resourced to meet our customers’ storage needs. Storage solutions that hold large amounts of data are a key enabler of the trends seen in the evolution of a data driven economy, underpinned by the increase of digital content creation, consumption and monetization.

We are a market and customer driven company, focused on growth, innovation and value creation for our customers, employees and shareholders. We develop deep and collaborative relationships with our customers with a goal of enabling their continued success, an approach that has made us a trusted business partner in our served markets. As our portfolio of storage solutions expands further, we believe our customer engagement approach is one of the key factors that will help us continue to achieve strong financial performance over the long term. We continue to evolve our customer engagement and go-to-market model to address changing customer and market needs. We are well positioned to expand our value-creation model within an evolving and growing storage ecosystem with our diversified product platform and unique competitive advantages.

Competition

Our industry is highly competitive. We compete with manufacturers of HDDs and flash-based memory for client devices and solutions, and data center devices and solutions. The HDD market consists of three principal manufacturers: Seagate Technology plc, with its Maxtor and Samsung brands, Toshiba Electronic Devices & Storage Corporation (“Toshiba”) and Western Digital, with our HGST and WD brands. In flash-based memory, we compete with a wide range of manufacturers, from numerous small startup companies to large multinational corporations, including captive NAND suppliers SK hynix, Inc. (“SK hynix”), Intel Corporation (“Intel”), Micron Technology, Inc., Samsung Electronics Co., Ltd. (“Samsung Electronics”) and TMC.

Business Strategy

Our overall strategy is to leverage our innovation and execution capabilities to be an industry-leading and broad-based developer, manufacturer and provider of storage devices and solutions that support the evolving IT industry infrastructure that has enabled the unabated proliferation of data. We strive to successfully execute our strategy through the following foundational elements in order to deliver the best outcome for our customers, partners, investors and employees:

•
Technology Leadership: We continue to innovate and develop advanced technologies in both HDD and Flash to deliver timely new products and solutions to meet growing demands for scale, performance and cost efficiency in the market.

•
Broad Product Portfolio: We leverage our capabilities in firmware, software and systems to deliver compelling and differentiated storage solutions to our customers that offer the best combinations of performance, cost, power consumption, form factor, quality and reliability, while creating new use cases for our solutions in emerging markets.

•
Operational Excellence: We are focused on delivering the best value for our customers in data center, client and consumer markets through a relentless focus on appropriately scaling our operations to efficiently support business growth, achieving best in class cost, quality and cycle-time, maintaining industry leading manufacturing capabilities, and having a competitive advantage in supply-chain management.

Our strategy provides the following benefits, which distinguish us in the dynamic and competitive storage industry:

•	enables scaling for efficiency and flexibility, allowing us to leverage our R&D and capital expenditures to deliver storage solutions to multiple markets;

•	results in continued diversification of our storage solutions portfolio and entry into additional growing adjacent markets; and

•	allows us to achieve strong financial performance, including healthy cash generation, thereby enabling organic and inorganic business investments and allocation of capital to shareholders.

Data Storage Solutions

We offer a broad line of data storage solutions to meet the evolving storage needs of end markets which include the following:

Client Devices

Client Devices consist of HDDs and SSDs for computing devices, such as desktop and notebook PCs, security surveillance systems, gaming consoles and set top boxes; flash-based embedded storage products for mobile phones, tablets, notebook PCs and other portable and wearable devices, automotive, IoT, industrial and connected home applications; and flash-based memory wafers. Our HDDs and SSDs are designed for use in devices requiring high performance, reliability and capacity with various attributes such as low cost per GB, quiet acoustics, low power consumption and protection against shocks. Our embedded storage include custom embedded solutions and iNAND® embedded flash products, such as our multi-chip package (“MCP”) solutions that combine flash-based and mobile dynamic random-access memory (“DRAM”) in an integrated package.

Data Center Devices and Solutions

Data Center Devices and Solutions consist of high-capacity enterprise HDDs and high-performance enterprise SSDs, data center software and system solutions. Our capacity enterprise helium hard drives provide high capacity storage needs and low total cost of ownership benefits for the growing cloud data center market. Our high-performance enterprise class SSDs include high-performance flash-based SSDs and software solutions which are optimized for performance applications providing a range of capacity and performance levels primarily for use in enterprise servers, supporting high volume on-line transactions, data analysis and other enterprise applications. Our data center solutions also include a wide range of high-capacity HDDs and drive configurations which provide enterprise class reliability at the lowest cost per gigabyte (“GB”). These drives are primarily for use in data storage systems, in tiered storage models and where data must be stored reliably for years. Our system solutions provide petabyte scalable capacity with high performance at compelling economics. We also provide higher value data storage platforms and systems to the market through our vertically integrated scale-out object storage active archive systems.

Client Solutions

Client Solutions consist of HDDs and SSDs embedded into external storage products and removable flash-based products which include cards, universal serial bus (“USB”) flash drives and wireless drives. Our external HDD storage products in both mobile and desktop form factors provide affordable, high quality, reliable storage for backup and capacity expansion that are designed to keep digital content secure. We offer client SSDs with a range of capacities and performance characteristics to address a broad spectrum of the client storage market. Our removable cards are designed primarily for use in consumer devices, such as mobile phones, tablets, imaging systems, still cameras, action video cameras and security surveillance systems. Our USB flash drives are used in the computing and consumer markets and are designed for high-performance and reliability. Our wireless drive products allow in-field back up of created content, as well as wireless streaming of high-definition movies, photos, music and documents to tablets, smartphones and PCs.

Technology

Rotating Magnetic Storage

HDDs provide non-volatile data storage based on the recording of magnetic information on a rotating disk. We have successfully developed and commercialized HDDs that operate in an enclosed helium environment, instead of air, delivering industry leading HDD capacity and performance attributes. Our improvements in HDD capacity, which lower product costs over time, have been enabled largely through advancements in recording head and magnetic media technology. We develop and manufacture substantially all of the recording heads and magnetic media used in our hard drive products. We invest considerable resources in R&D, manufacturing infrastructure and capital equipment for recording head and media technology, as well as other aspects of the magnetic recording system such as HDD mechanics, controller and firmware technology, in order to secure our competitive position and cost structure. In 2018, we announced the world’s first microwave-assisted magnetic recording (“MAMR”) HDD - a breakthrough in innovation for delivering ultra-high capacity HDDs to meet the future demands of Big Data with proven data center-level reliability.

Solid State Storage

Solid state storage products provide non-volatile storage based on flash-based technology. We develop and manufacture solid state storage products in different form factors for a variety of different markets, including enterprise or cloud storage, client storage, automotive, mobile devices and removable memory devices.

Our solid state storage products utilize our captive flash-based technology which we develop and manufacture through our business ventures with Toshiba Memory Corporation (“TMC”). We focus significant research, development and effort on developing highly reliable, high-performance, cost-effective flash-based technology. Over time, we have successfully developed and commercialized an increased number of bits per cell in an increasingly smaller form factor, further driving cost reductions. In 2018, we successfully introduced and commercialized 4-bits-per-cell architectures (X4 technology), on 3-dimensional (“3D”) NAND technology, which we refer to as BiCS3, with 64 layers of vertical storage capability which features advances in high aspect ratio semiconductor processing. BiCS3 X4 technology delivers an industry-leading storage capacity of 768 gigabits on a single chip. In addition, we leveraged our advanced UFS and e.MMC interface technologies to introduce a new portfolio of advanced iNAND® embedded flash drives to empower smartphone users to unlock the full potential of today’s data-driven applications and experiences.

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

Research and Development

We devote substantial resources to the development of new products and the improvement of existing products. We focus our engineering efforts on coordinating our product design and manufacturing processes to bring our products to market in a cost-effective and timely manner. R&D expenses totaled $2.40 billion, $2.44 billion and $1.63 billion in 2018, 2017 and 2016, respectively. For a discussion of associated risks, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10‑K.

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

Manufacturing

We believe that we have significant know-how, unique product manufacturing processes, test and tooling, execution skills, human resources and training to continue to be successful and to grow our manufacturing operations as necessary. We strive to maintain manufacturing flexibility, high manufacturing yields, reliable products and high-quality components. The critical elements of our production of HDD and flash-based products are high-volume and utilization, low-cost assembly and testing, strict adherence to quality metrics and maintaining close relationships with our strategic component suppliers to access best-in-class technology and manufacturing capacity. We continually monitor our manufacturing capabilities to respond to the changing requirements of our customers and maintain our competitiveness and position as a data technology leader.

HDD and flash-based product manufacturing are complex processes involving the production and assembly of precision components with narrow tolerances and rigorous testing. The assembly process occurs in a “clean room” environment that demands skill in process engineering and efficient space utilization to control the operating costs of this manufacturing environment. We continually evaluate our manufacturing processes in an effort to increase productivity, sustain and improve quality and decrease manufacturing costs. We continually evaluate which steps in the manufacturing process would benefit from automation and how automated manufacturing processes can improve productivity and reduce manufacturing costs.

Substantially all of our flash-based supply requirements for our flash-based products is obtained from our business ventures with TMC, which provide us with leading-edge, high-quality and low-cost flash-based memory wafers. This represents a captive supply and we are obligated to take our share of the output from these ventures or pay the fixed costs associated with that capacity. See “Ventures with Toshiba Memory” below for additional information. While substantially all of our flash memory supply utilized for our products is purchased from these ventures, from time-to-time, we also purchase flash memory from other flash-based manufacturers, which we refer to as non-captive. While we do not unilaterally control the operations of these ventures, we believe that our business venture relationship with TMC helps us to reduce the costs of producing our products, increases our ability to control the quality of our products and speeds delivery of our products to our customers. Our vertically integrated manufacturing operations for our flash-based products are concentrated in three locations, with our business ventures with TMC located in Yokkaichi, Japan, and our in-house assembly and test operations located in Shanghai, China and Penang, Malaysia.

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

Our flash-based product consists of flash-based memory and controllers. Substantially all of our flash-based memory is supplied by our business ventures with TMC. Controllers are primarily designed in-house and manufactured by third-party foundries or acquired from third-party suppliers. We believe the use of our in-house assembly and test facilities, as well as contract manufacturers, provides flexibility and gives us access to increased production capacity. We have developed deep relationships with these vendors and TMC to establish continuous supply of flash-based memory and controllers.

We generally retain multiple suppliers for our component requirements but in some instances use sole or single sources for business or technology reasons. Currently, we believe that there are no major issues with component availability. For a discussion of associated risks, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10‑K.

Ventures with Toshiba Memory

We and TMC currently operate three business ventures in 300-millimeter flash-based manufacturing facilities in Yokkaichi, Japan, which provide us leading-edge, cost-competitive flash-based memory wafers for our end products. Through Flash Partners Ltd., Flash Alliance Ltd., and Flash Forward Ltd., which we collectively refer to as Flash Ventures, we and TMC collaborate in the development and manufacture of flash-based memory wafers using semiconductor manufacturing equipment owned or leased by each of the Flash Venture entities. We hold a 49.9% ownership position in each of the Flash Venture entities. Each Flash Venture entity purchases wafers from TMC at cost and then resells those wafers to us and TMC at cost plus a mark-up. We are obligated to purchase half of Flash Ventures’ flash-based memory wafer supply or pay for half of Flash Ventures’ fixed costs regardless of the output we choose to purchase. We are also obligated to fund 49.9% to 50% of Flash Ventures’ investments to the extent that Flash Ventures’ operating cash flow is insufficient to fund these investments. We and TMC also collaborate on certain R&D activities in support of Flash Ventures.

The agreements governing the operations of the Flash Venture entities also set out a framework for any investment by the joint venture partners in NAND manufacturing capacity. Flash Ventures’ manufacturing site in Yokkaichi, Japan is owned and operated by TMC and includes five wafer fabrication facilities, the newest of which are known as “New Fab 2” and “Fab 6.” The primary purpose of New Fab 2 and Fab 6 is to provide clean room space to support the continued conversion of existing 2-dimensional (“2D”) NAND wafer capacity to 3D NAND. We have jointly invested, and intend to continue to jointly invest, with TMC in manufacturing equipment for these facilities. In addition, TMC has announced that it is starting construction of a new wafer fabrication facility for the manufacture of 3D NAND in Kitakami, Iwate, Japan. Pursuant to our agreements governing Flash Ventures, which give us priority to participate in expansions and conversions of NAND manufacturing capacity, we intend to jointly invest with TMC in manufacturing equipment at the new facility in Kitakami, based on our ongoing discussions with TMC.

On June 1, 2018, TMC, formerly a wholly owned subsidiary of Toshiba Corporation, was purchased by a consortium led by Bain Capital (the “Bain Consortium”) that includes SK hynix Inc. and other competitors, as well as key customers.

For a discussion of risks associated with our business ventures with TMC, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10‑K.

Sales and Distribution

We maintain sales offices in selected parts of the world including the major geographies of the Americas, Asia Pacific, Europe and the Middle East. Our international sales, which include sales to foreign subsidiaries of U.S. companies but do not include sales to U.S. subsidiaries of foreign companies, represented 78%, 80% and 72% of our net revenue for 2018, 2017 and 2016, respectively. Sales to international customers are subject to certain risks not normally encountered in domestic operations, including exposure to tariffs and various trade regulations. For a discussion of associated risks, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10‑K.

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

Original Equipment Manufacturers. OEMs, including large-scale data center operators, system integrators and cloud customers who bundle, embed, or integrate our storage solutions, purchase our products either directly or through a contract manufacturer such as an original design manufacturer (“ODM”) and assemble them into the devices they build. OEMs typically seek to qualify two or more providers for each generation of products and generally will purchase products from those vendors for the life of that product. Many of our OEM customers utilize just-in-time inventory management processes. As a result, for certain OEMs, we maintain a base stock of finished goods inventory in facilities located near or adjacent to the OEM’s operations. In addition, we sell directly to cloud infrastructure players as well as flash storage solutions to customers that offer our products under their own brand name in the retail market, which we also classify as OEMs.

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

For each of 2018, 2017 and 2016, no single customer accounted for 10% or more of our net revenue. For a discussion of associated risks, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10‑K. For additional information regarding revenue recognition, sales by geographic region and major customers, see Part II, Item 8, Note 1, Organization and Basis of Presentation and Note 10, Business Segment, Geographic Information and Concentration of Risk, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K.

Backlog

A substantial portion of our orders are generally for shipments within 60 days of the placement of the order. Customers’ purchase orders may be canceled with relatively short notice to us, with little or no cost to the customer, or modified by customers to provide for delivery at a later date. In addition, for many of our OEMs utilizing just-in-time inventory, we do not generally require firm order commitments and instead receive a periodic forecast of requirements. Therefore, backlog information as of the end of a particular period is not necessarily indicative of future levels of our revenue and profit and may not be comparable to prior periods.

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

Service and Warranty

We generally warrant our newly manufactured products against defects in materials and workmanship from one to five years from the date of sale depending on the type of product, with a small number of products having a warranty ranging up to ten years or more. Our warranty obligation is generally limited to repair or replacement. We have engaged third parties in various countries in multiple regions to provide various levels of testing, processing, or recertification of returned products for our customers. For additional information regarding our service and warranty policy, see Part II, Item 8, Note 1, Organization and Basis of Presentation, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K.

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

For a discussion of associated risks, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10‑K.

Employees

As of June 29, 2018, we employed a total of approximately 71,600 employees worldwide, excluding temporary employees and contractors. Many of our employees are highly skilled and our continued success depends in part upon our ability to attract and retain such employees. Accordingly, we offer employee benefit programs that we believe are, in the aggregate, competitive with those offered by our competitors.

While the substantial majority of our employees are not party to a collective bargaining agreement, a majority of our employees in Japan and China are subject to collective bargaining agreements. We consider our employee relations to be good. For a discussion of associated risks, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10‑K.

Corporate Responsibility and Sustainability

We are committed to growing our company in a strong and sustainable way and fostering a sustainable future for the communities we serve. We believe that corporate social responsibility is an essential factor for our overall success. This includes adopting ethical and sustainable practices to direct how we do business while keeping the interests of our stakeholders and the environment in mind, including valuing and challenging the talented men and women who comprise our workforce, and investing in and improving the communities where we live and work.

Our practices and policies underscore this commitment:

•	We treat all employees with dignity and respect and foster diversity and inclusion globally.

•
We establish processes and policies for our employees to uphold ethical standards and comply with applicable laws and our internal guidelines, including a Code of Business Ethics adopted by our Board of Directors and applicable to members of our Board of Directors and all employees, a Global Code of Conduct applicable to all employees and an actively-managed ethics hotline.

•
We establish policies and procedures intended to promote the idea that the quality of our products and services, consistency of production and employee well-being are predicated on a safe and healthy work environment.

•
We establish policies and processes intended to promote environmental responsibility as an integral part of our culture, and we publish an environmental report detailing emissions output and set goals to reduce our greenhouse gas emissions and electronic waste profile.

•
We engage with local communities across the globe, focusing on science, technology, engineering and math (targeting underrepresented and underprivileged youth), hunger relief, and environmental quality.

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

Adverse global economic conditions and uncertain conditions in the credit market have had, and in the future could have, a significant adverse effect on our company and on the storage industry as a whole. Several factors contribute to these conditions and this uncertainty, including, but not limited to, volatility in the equity, credit and other financial markets and real estate markets, slower growth in certain geographic regions, lower levels of consumer liquidity, risk of default on sovereign debt, higher interest rates, materials and component cost increases, political uncertainty and other macroeconomic factors, such as the trade and tariff actions recently announced by the U.S., China and other countries, and changes to policies, rules and regulations. Some of the risks and uncertainties we face as a result of these conditions include, but are not limited to, the following:

•	Our direct and indirect customers may delay or reduce their purchases of our products and systems containing our products.

•	If demand for our products slows as a result of a deterioration in economic conditions, we may undertake restructuring activities to realign our cost structure with softening demand.

•
We extend credit and payment terms to some of our customers and we could suffer significant losses if a customer whose accounts receivable we have not insured, or have underinsured, fails to pay us on their accounts receivable balances.

•
If negative or uncertain global economic conditions result in circumstances, such as a sustained decline in our stock price and market capitalization or a decrease in our forecasted cash flows, indicating that the carrying value of our long-lived assets or goodwill may be impaired, we could be required to record a significant charge to earnings in our Consolidated Financial Statements.

These actions and conditions could result in reductions in our revenue, increased operating costs, impairment charges and other expenses, which could adversely affect our business, results of operations and financial condition.

We rely substantially on our business ventures with Toshiba Memory Corporation (“TMC”) for the supply of flash-based memory and the development of flash-based technology, which subjects us to risks and uncertainties that could harm our business, financial condition and operating results.

We are dependent on our ventures with TMC to develop and manufacture flash-based memory products for our flash-based memory supply, and therefore our business, financial condition and operating results are dependent on the continued success of Flash Ventures. We partner with TMC on the development of flash-based technology, including the next technology transitions of flash-based memory, as well as other non-volatile memory technology in support of Flash Ventures. Flash Ventures is subject to various risks that could harm the value of our investments, our revenue and costs, our future rate of spending, our technology plans and our future growth opportunities.

Substantially all of our flash-based memory is supplied by Flash Ventures, which limits our ability to respond to market demand and supply changes. A failure to accurately forecast demand could cause us to over-invest or under-invest in technology transitions or the expansion of captive memory capacity in Flash Ventures. Over-investment could result in excess supply, which could cause significant decreases in our product prices, significant excess, obsolete inventory or inventory write-downs or under-utilization charges, and the potential impairment of our investments in Flash Ventures. On the other hand, if we or TMC under-invest in captive memory capacity or technology transitions, if we grow capacity more slowly than the rest of the industry, if our technology transitions do not occur on the timeline that we expect, if we encounter unanticipated difficulties in implementing these transitions, or if we implement technology transitions more slowly than our competitors, we may not have enough captive supply of the right type of memory or at all to meet demand on a timely and cost effective basis and we may lose opportunities for revenue, gross margin and market share as a result. If our flash-based memory supply is limited, we may make strategic decisions with respect to the allocation of our supply among our products and customers, and these strategic allocation decisions may result in less favorable gross margin or damage certain customer relationships. We are also contractually obligated to pay for 50% of the fixed costs of Flash Ventures regardless of whether we purchase any wafers from Flash Ventures. Furthermore, purchase orders placed with Flash Ventures and under the foundry arrangements with TMC for up to three months are binding and cannot be canceled. Therefore, once our purchase decisions have been made, our production costs for flash memory are fixed, and we may be unable to reduce costs to match any subsequent declines in pricing or demand, which would harm our gross margin. Our limited ability to react to fluctuations in flash memory supply and demand makes our financial results particularly susceptible to variations from our forecasts and expectations.

Under the terms of our venture agreements with TMC, which govern the operations of Flash Ventures, we have limited power to unilaterally direct most of the activities that most significantly impact Flash Ventures’ performance and we have limits to our ability to source or fabricate flash-based products outside of the Flash Ventures. We may not always agree with TMC on our joint R&D roadmap or expansions or conversions of production capacity. In addition, TMC’s shift in strategic priorities could adversely impact our business.

On June 1, 2018, Toshiba Corporation announced it had completed the sale of TMC, including its interests in Flash Ventures, to a consortium led by SK hynix Inc. and Bain Capital (the “Bain Consortium”) that includes other competitors, as well as key customers. The sale of TMC to the Bain Consortium could lead to delays in decision-making, disputes, or changes in strategic direction that could adversely impact Flash Ventures and/or adversely affect our business prospects, results of operations and financial condition. The Bain Consortium might not have the same interest that we do in protecting and growing Flash Ventures’ business and there may exist conflicts of interest between the Bain Consortium and Flash Ventures or us. Misalignment between us and TMC or the Bain Consortium on the strategic direction of Flash Ventures could adversely impact Flash Ventures’ ability to stay at the forefront of technological advancement and/or our investment in Flash Ventures. Flash Ventures’ competitiveness and/or our investment in Flash Ventures could also be harmed by a mishandling or misuse of IP or other competitively sensitive confidential information regarding Flash Ventures, such as its technology roadmap, business or investment plans, by a third party that might gain access to such information.

Flash Ventures requires significant investments by both TMC and us for technology transitions, including the transition to 3D NAND, and capacity expansions. The Bain Consortium has entered into financing agreements in connection with its purchase of TMC that could limit TMC’s ability to timely fund or finance investments in Flash Ventures or our joint development efforts, as well as limit Flash Ventures’ ability to enter into lease financings. To the extent that lease financings for Flash Ventures are not accessible on favorable terms or at all, more cash would be required to fund investments. If TMC does not or we do not provide sufficient resources, or have adequate access to credit, to timely fund investments in Flash Ventures, our investments could be delayed or reduced. Delayed or reduced investment in manufacturing capacity or research and development by TMC or us could harm Flash Ventures’ competitiveness and/or our investment in Flash Ventures. In addition, the financing arrangements that the Bain Consortium has entered into in connection with its purchase of TMC are secured by TMC’s equity interests in Flash Ventures, permitting the lenders to foreclose on those equity interests under certain circumstances.

TMC has announced that it is starting construction of a new wafer fabrication facility for the manufacture of 3D NAND in Kitakami, Iwate, Japan. Although we intend to enter into agreements with TMC in due course to participate in the new Kitakami facility, there is no certainty as to when, and on what terms, we will do so. If we are unable to extend our partnership with TMC to the Kitakami facility on favorable terms, our future supply of captive flash-based memory could be adversely impacted, which could adversely affect our long-term business and financial results.

We participate in a highly competitive industry that is subject to volatile demand, declining average selling prices (“ASPs”), rapid technological change and industry consolidation, all of which could adversely affect our operating results and financial condition.

Demand for our devices, software and solutions that we offer to our customers, which we refer to in this Item 1A as our “products”, depends in large part on the demand for systems (including personal computers (“PCs”) and mobile devices) manufactured by our customers and on storage upgrades to existing systems. The demand for systems has been volatile in the past and often has had an exaggerated effect on the demand for our products in any given period. The prices of our products are influenced by, among other factors, the balance between supply and demand, including the effects of new fab capacity in the industry, macroeconomic factors, business conditions, technology transitions, and other actions taken by us or our competitors. The price of NAND flash memory is also influenced by conversion of industry DRAM capacity to NAND and conversion of 2D NAND capacity to 3D NAND. The storage market has experienced periods of excess capacity, which can lead to liquidation of excess inventories and significant reductions in price. If these price changes occur unnecessarily or in an unexpected manner, there will likely be an adverse impact on our revenue and gross margins.

In addition, we compete based on our ability to offer our customers competitive solutions that provide the most current and desired product and service features. We expect that competition will continue to be intense, and there is a risk that our competitors may be able to gain a technological or cost structure advantage over us, which may allow their products to be less costly or enable them to provide better performance or to include additional features when compared to our products. Further, some of our competitors may utilize certain pricing strategies, including offering products at prices at or below cost, that we may be unable to competitively match. In addition, the Chinese government and various agencies, state-owned or affiliated enterprises and investment funds are making significant investments to promote China’s domestic semiconductor industry consistent with the government’s stated national policy objectives. If we are unable to effectively compete with any manufacturers located in China or non-Chinese competitors benefitting from alliances with Chinese companies in the markets where we compete, our operating results and financial condition will suffer.

Additionally, some of our competitors offer products and technologies that we do not offer and may be able to use their broader product and technology portfolio to win sales from us. Our ASPs and gross margins also tend to decline when there is a shift in the mix of product sales, and sales of lower priced products increase relative to those of higher priced products. Further, we face potential gross margin pressures resulting from our ASPs declining more rapidly than our cost of goods sold. Rapid technological changes often reduce the volume and profitability of sales of existing products and increase the risk of inventory obsolescence. Finally, the data storage industry as a whole has experienced consolidation over the past several years through acquisitions, mergers and decisions by industry players to exit the industry. Further consolidation across the industry could enhance the capacity, abilities and resources and lower the cost structure of some of our competitors, causing us to be at a competitive disadvantage. These factors, along with others, may also result in significant shifts in market share among the industry’s major participants, including a substantial decrease in our market share, all of which could adversely impact our operating results and financial condition.

Expansion into new markets may increase the complexity of our business and cause us to increase our R&D expenses and investments in manufacturing capability, technology enhancements and go-to-market capability, and if we are unable to successfully adapt our business processes and product offerings as required by these new markets, our ability to grow will be adversely affected.

To remain a significant supplier in the storage industry and to expand into new markets, we will need to offer a broader range of storage products to our customers. As we expand our product lines to sell into new markets, the overall complexity of our business may increase at an accelerated rate and we may become subject to different market dynamics. These dynamics may include, among other things, different demand volume, cyclicality, seasonality, product requirements, sales channels, and warranty and return policies. In addition, expansion into new markets may result in increases in R&D expenses and substantial investments in manufacturing capability, technology enhancements and go-to-market capability. If we fail to successfully expand into new markets with products that we do not currently offer, we may lose business to our competitors or new entrants who offer these products.

If we do not properly manage technology transitions, our competitiveness and operating results may be negatively affected.

The storage markets in which we offer our products continuously undergo technology transitions that we must anticipate and adapt our products to address in a timely manner. If we fail to implement new technologies successfully, or if we are slower than our competitors at implementing new technologies, we may not be able to competitively offer products that our customers desire or keep pace with ASP reduction, which could harm our operating results. For example, in transitioning our 2D NAND manufacturing capacity to 3D NAND technology, we could experience delays or other challenges in the production ramp, qualification of wafers, shipment of samples to customers or customer approval process. 3D NAND and any new manufacturing node may be more susceptible to manufacturing yield issues. Manufacturing yield issues may not be identified during the development or production process or solved until an actual product is manufactured and tested, further increasing our costs. If our technology transitions, including the production ramp of 3D NAND technology, take longer, are more costly to complete than anticipated, or do not improve manufacturing yield or other manufacturing efficiencies, our flash memory costs may not remain competitive with other flash-based memory producers or may not fall commensurate with declines in the price of flash-based memory, which would harm revenues, our gross margin and operating results.

For additional technology transition risks related to 3D NAND, see the risk factors entitled “We rely substantially on our business ventures with Toshiba Memory Corporation (“TMC”) for the supply of flash-based memory and the development of flash-based technology, which subjects us to risks and uncertainties that could harm our business, financial condition and operating results” and “Our strategic relationships subject us to risks that could adversely affect our business, financial condition and results of operations.”

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

Moving to new technologies may require us to align to, and build, a new supply base. Our success in new product areas may be dependent in part on our ability to develop close relationships with new suppliers and on our ability to enter into favorable supply agreements. Where this cannot be done, our business and operations may be adversely affected. In addition, if our customers choose to delay transition to new technologies, if demand for the products that we develop is lower than expected or if the supporting technologies to implement these new technologies are not available, we may be unable to achieve the cost structure required to support our profit objectives or may be unable to grow or maintain our market position.

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

There are some revolutionary technologies that, if implemented by a competitor on a commercially viable basis ahead of the industry, could put us at a competitive disadvantage, including shingled magnetic recording, energy-assisted magnetic recording, patterned magnetic media and advanced signal processing.

Many companies, including some of our competitors, have also developed or are attempting to develop alternative non-volatile technologies, including non-NAND technologies such as magnetoresistive random-access memory (MRAM), resistive random-access memory (ReRAM) and phase change memory (PCM), and NAND-based vertical or stacked 3D memories based on charge trap, floating gate and other cell architectures.

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

Our success depends in part on our ability to develop and introduce new products in a timely manner in order to keep pace with technology advancements and compete with alternative storage technologies. If our products fail to offer a superior value proposition to alternative storage products, we will be at a competitive disadvantage and our business will suffer. As we introduce new products, standards or technologies, it can take time for these new standards or technologies to be adopted, for customers to accept and transition to these new standards or technologies and for significant sales to be generated, if at all. Failure of our customers to adopt our new products, standards or technologies could harm our results of operations as we fail to reap the benefits of our investments.

In addition, the success of our new product introductions depends on a number of other factors, including:

•	difficulties faced in manufacturing ramp;

•	implementing at an acceptable cost product features expected by our customers;

•	our ability to successfully transition future core, processor and controller development to the RISC-V architecture;

•	market acceptance/qualification;

•	effective management of inventory levels in line with anticipated product demand;

•	our ability to respond to customer requests for new products and software associated with our products;

•	our ability to incorporate open source software elements into our products and operate in an open source environment;

•
quality problems or other defects in the early stages of new product introduction and problems with compatibility between our products and those of our customers that were not anticipated in the design of those products;

•	our ability to increase our software development capability; and

•	the effectiveness of our go-to-market capability in selling new products.

Our strategic relationships subject us to risks that could adversely affect our business, financial condition and results of operations.

We have entered into strategic relationships with various partners for future product development, sales growth and the supply of technologies, components, equipment and materials for use in our product design and manufacturing, including our partnership with TMC for flash-based memory development and manufacturing. See the risk factor entitled “Because we are dependent on a limited number of qualified suppliers, a disruption in our supply chain, including a shortage in supply or a supplier’s failure to support us in a timely manner with goods or services at a quality level and cost acceptable to us, or supplier consolidation, could adversely affect our margins, revenues and operating results” for a further description of the risks associated with our reliance on external suppliers. These strategic relationships are subject to various risks that could adversely affect the value of our investments and our results of operations and financial condition. These risks include, but are not limited to, the following:

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

Because we are dependent on a limited number of qualified suppliers, a disruption in our supply chain, including a shortage in supply or a supplier’s failure to support us in a timely manner with goods or services at a quality level and cost acceptable to us, or supplier consolidation, could adversely affect our margins, revenues and operating results.

We depend on an external supply base for technologies, software (including firmware), preamps, controller, components, equipment and materials for use in our product design and manufacturing. We also depend on suppliers for a portion of our wafer testing, chip assembly, product assembly and product testing, and on service suppliers for providing technical support for our products. In addition, we use logistics partners to manage our just-in-time hubs, distribution centers and freight from suppliers to our factories and from our factories to our customers throughout the world. Many of the components and much of the equipment we acquire must be specifically designed to be compatible for use in our products or for developing and manufacturing our future products, and are only available from a limited number of suppliers, some of whom are our sole-source suppliers. We are therefore dependent on these suppliers to be able and willing to dedicate adequate engineering resources to develop components that can be successfully integrated into our products, technology and equipment.

From time to time, our suppliers have experienced difficulty meeting our requirements. If we are unable to purchase sufficient quantities from our current suppliers or qualify and engage additional suppliers, we may not be able to meet demand for our products. Delays or cost increases experienced by our suppliers in developing or sourcing materials and components for use in our products or incompatibility or quality issues relating to our products, could also harm our financial results as well as business relationships with our customers. We do not have long-term contracts with some of our existing suppliers, nor do we always have guaranteed manufacturing capacity with our suppliers and, therefore, we cannot guarantee that they will devote sufficient resources or capacity to manufacturing our products. Any significant problems that occur at our suppliers, or their failure to perform at the level we expect, could lead to product shortages or quality assurance problems, either of which would harm our operating results and financial condition. In addition, if we are unable to purchase sufficient quantities from our current suppliers, we may not be able to engage alternative suppliers who are able or willing to provide goods or services in sufficient quantities or at a cost acceptable to us.

In addition, our supply base has experienced industry consolidation. Our suppliers may be acquired by our competitors, consolidate, decide to exit the industry, or redirect their investments and increase costs to us, each of which may have an adverse effect on our business and operations. In addition, some of our suppliers have experienced a decline in financial performance. Where we rely on a limited number of suppliers or a single supplier, the risk of supplier loss due to industry consolidation or a decline in financial performance is enhanced. Some of our suppliers may also be competitors in other areas of our business, which could lead to difficulties in price negotiations or meeting our supply requirements. Any disruption in our supply chain could reduce our revenue and adversely impact our financial results.

See the risk factors entitled “We rely substantially on our business ventures with Toshiba Memory Corporation (“TMC”) for the supply of flash-based memory and the development of flash-based technology, which subjects us to risks and uncertainties that could harm our business, financial condition and operating results” and “Our strategic relationships subject us to risks that could adversely affect our business, financial condition and results of operations” for additional risks related to our supply of flash memory and our strategic relationships.

Price volatility, shortages of critical materials or components, or use by other industries of materials and components used in the storage industry, or contractual commitments we enter into with suppliers to reduce the risk of component shortages, could increase our costs and may negatively impact our operating results.

Increases in the cost for certain critical materials and components and oil may increase our costs of manufacturing and transporting our products and key components and may result in lower operating margins if we are unable to pass these increased costs on to our customers. Shortages of critical components such as DRAM, flash-based memory and multi-layer ceramic capacitors (MLCC), or materials such as glass substrates, stainless steel, aluminum, nickel, neodymium, ruthenium, platinum or cerium, may increase our costs and may result in lower operating margins if we are unable to find ways to mitigate these increased costs. We or our suppliers acquire certain precious metals and rare earth metals like ruthenium, platinum, neodymium and cerium, which are critical to the manufacture of components in our products from a number of countries, including the People’s Republic of China. The government of China or any other nation may impose regulations (such as the recently announced trade and tariff actions), quotas or embargoes upon these metals that would restrict the worldwide supply of such metals or increase their cost, both of which could negatively impact our operating results until alternative suppliers are sourced. Furthermore, if other high volume industries increase their demand for materials or components used in our products, our costs may further increase, which could have an adverse effect on our operating margins. In addition, shortages in other components and materials used in our customers’ products could result in a decrease in demand for our products, which would negatively impact our operating results.

To reduce the risk of component shortages, we attempt to provide significant lead times when buying components, which may subject us to cancellation charges if we cancel orders as a result of technology transitions or changes in our component needs. In addition, we may from time to time enter into contractual commitments with component suppliers in an effort to increase and stabilize the supply of those components and enable us to purchase such components at favorable prices. Some of these commitments may require us to buy a substantial number of components from the supplier or make significant cash advances to the supplier; however, these commitments may not result in a satisfactory increase or stabilization of the supply of such components and may cause us to have inadequate or excess component inventory, which could increase our operating costs and adversely affect our operating results.

The loss of our key executive management, staff and skilled employees, the inability to hire and integrate new employees or decisions to realign our business could negatively impact our business prospects.

Our success depends upon the continued contributions of our key management, staff and skilled employees, many of whom would be extremely difficult to replace. Global competition for skilled employees in the data storage industry is intense and, as we attempt to move to a position of technology leadership in the storage industry, our business success becomes increasingly dependent on our ability to retain our key staff and skilled employees, to attract, integrate and retain new skilled employees, including employees from acquisitions, and to make decisions to realign our business to take advantage of efficiencies or reduce redundancies. Volatility or lack of positive performance in our stock price and the overall markets may adversely affect our ability to retain key staff or skilled employees who have received equity compensation. Additionally, because a substantial portion of our key employees’ compensation is placed “at risk” and linked to the performance of our business, when our operating results are negatively impacted, we may be at a competitive disadvantage for retaining and hiring key management, staff and skilled employees versus other companies that may pay a relatively higher portion of fixed salary. If we lose our existing key management, staff or skilled employees, or are unable to hire and integrate new key management, staff or skilled employees, or if we fail to implement succession plans for our key management or staff, our operating results would likely be harmed. Furthermore, if we do not realize the anticipated benefits of our intended realignment after we make decisions regarding our personnel and implement our realignment plans, our operating results could be adversely affected.

Our operations, and those of certain of our suppliers and customers, are concentrated in large, purpose-built facilities, subjecting us to substantial risk of damage or loss if operations at any of these facilities are disrupted.

As a result of our cost structure and strategy of vertical integration, we conduct our operations at large, high volume, purpose-built facilities in California and throughout Asia. The current concentration of Flash Ventures in Yokkaichi, Japan, magnifies the risks of supply disruption. The facilities of many of our customers, our suppliers and our customers’ suppliers are also concentrated in certain geographic locations throughout Asia and elsewhere. A fire, flood, earthquake, tsunami or other natural disaster, condition or event such as a power outage, political instability, civil unrest, localized labor unrest or other employment issues, or a localized health risk that adversely affects any of these facilities or the employees or logistics operators at these facilities, would significantly affect our ability to manufacture or sell our products, which would result in a substantial loss of sales and revenue and a substantial harm to our operating results. In addition, the geographic concentration of our manufacturing sites could exacerbate the negative impacts resulting from any of these problems. A significant event that impacts any of our manufacturing sites, or the sites of our customers or suppliers, could adversely affect our ability to manufacture or sell our products, and our business, financial condition and results of operations could suffer.

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

•
trade restrictions, such as export bans, embargos, sanctions and license and certification requirements (including on encryption technology), new or increased tariffs and fees and complex customs regulations;

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

As a result of these risks, our business, results of operations or financial condition could be adversely affected. Some of these risks, such as trade restrictions, higher tariffs and fees, import and export restrictions or loss of favorable tax treatment under agreements or treaties with foreign tax authorities, could increase as a result of changes to policies, rules and regulations. For example, beginning in early 2018, the U.S. commenced certain trade actions, including proposed new and increased tariffs on an evolving list of imported materials and products. Countries have responded to these actions in various ways, including proposed tariff increases on products imported from the U.S. We cannot predict whether, or to what extent, there may be changes to international trade agreements or whether tariffs or other restrictions may be changed or imposed on our products or our supply chain. Such tariffs, policy or regulatory changes or other trade restrictions could increase our cost of doing business, our ability to sell to certain customers, and our operating results and financial condition could be adversely affected.

We experience sales seasonality and cyclicality, which could cause our operating results to fluctuate.

Sales of computer systems, mobile devices, storage subsystems, gaming consoles and consumer electronics tend to be seasonal and cyclical, and therefore we expect to continue to experience seasonality and cyclicality in our business as we respond to variations in our customers’ demand for our products. However, changes in seasonal and cyclical patterns have made it, and could continue to make it, more difficult for us to forecast demand, especially as a result of the current macroeconomic environment. Changes in the product or channel mix of our business can also impact seasonal and cyclical patterns, adding complexity in forecasting demand. Seasonality and cyclicality also may lead to higher volatility in our stock price. It is difficult for us to evaluate the degree to which seasonality and cyclicality may affect our stock price or business in future periods because of the rate and unpredictability of product transitions and new product introductions and macroeconomic conditions.

If we fail to identify, manage, complete and integrate acquisitions, investment opportunities or other significant transactions, which are a key part of our growth strategy, it may adversely affect our future results.

We seek to be an industry-leading developer, manufacturer and provider of innovative storage solutions, balancing our core hard drive and flash memory business with growing investments in newer areas that we believe will provide us with higher growth opportunities. Acquisitions of, investment opportunities in, or other significant transactions with companies that are complementary to our business are a key part of our overall business strategy. In order to pursue this part of our growth strategy successfully, we must continue to identify attractive acquisition or investment opportunities, successfully complete the transactions, some of which may be large and complex, and manage post-closing issues such as integration of the acquired company or employees. We may not be able to continue to identify or complete appealing acquisition or investment opportunities given the intense competition for these transactions. We are also subject to certain covenants in our debt agreements that place limits on our ability to complete acquisitions and investments. Even if we identify and complete suitable corporate transactions, we may not be able to successfully address any integration challenges in a timely manner, or at all. Failing to successfully integrate or realign our business to take advantage of efficiencies or reduce redundancies of an acquisition may result in not realizing all or any of the anticipated benefits of the acquisition. In addition, failing to achieve the financial model projections for an acquisition or changes in technology development and related roadmaps following an acquisition may result in the incurrence of impairment charges and other expenses, both of which could adversely impact our results of operations or financial condition. Acquisitions and investments may also result in the issuance of equity securities that may be dilutive to our shareholders and the issuance of additional indebtedness that would put additional pressure on liquidity. Furthermore, we may agree to provide continuing service obligations or enter into other agreements in order to obtain certain regulatory approvals of our corporate transactions, and failure to satisfy these additional obligations could result in our failing to obtain regulatory approvals or the imposition of additional obligations on us, any of which could adversely affect our business, financial condition and results of operations. In addition, new legislation or additional regulations may affect or impair our ability to invest with or in certain other countries or require us to obtain regulatory approvals to do so, including investments in joint ventures, minority investments and outbound technology transfers to certain countries

Any cost savings initiatives or restructurings that we undertake may not deliver the results we expect, which may adversely affect our business.

From time to time, we engage in cost savings initiatives and restructurings that may result in workforce reduction and consolidation of our manufacturing or other facilities. As a result of any cost savings initiatives or restructurings, we may experience a loss of continuity, loss of accumulated knowledge, disruptions to our operations and inefficiency during transitional periods. These actions could also impact employee retention. In addition, we cannot be sure that these actions will be as successful in reducing our overall expenses as we expect or that additional costs will not offset any such reductions or consolidations. If our operating costs are higher than we expect or if we do not maintain adequate control of our costs and expenses, our operating results could be adversely affected.

Changes in demand for our products, changes in product life cycles and the failure to qualify our products and achieve design wins with our customers could adversely affect our sales, margins, ASPs and our ability to recover the cost of product development.

Events or circumstances that impact demand in the markets for our products, or our inability to address that demand successfully, could materially adversely impact our operating results. For example, demand for our products may be affected by, among other factors, the following:

•	inconsistent demand from customers whose sales are correlated to large projects and expansions which can be sporadic;

•	internal customer development of storage solutions;

•	developments in the regulation and enforcement of digital rights management;

•	emergence of new technologies;

•	volatility in demand due to differing patterns of technology adoption and innovation; or

•	concerns about data protection by end users.

If we are not able to respond to these or other events or circumstances that impact demand for our products, it could lead to our customers’ storage needs being satisfied by competing storage technologies, thereby decreasing our sales. As a result, even with increasing aggregate demand for digital storage, if we fail to anticipate or timely respond to the demand for storage, our sales, ASPs and gross margin could decline, which could adversely affect our operating results and financial condition.

Product life cycles may lengthen or shorten, both of which could adversely affect gross margins or our ability to recover the cost of product development.

We regularly engage in new product qualification with our customers, and the product qualification process may be lengthy for some customers. Once a product is accepted for qualification testing, failures or delays in the qualification process can result in delayed or reduced product sales, reduced product margins or lost sales to that customer until the next generation of products is introduced. Even if our products meet customer specifications, our sales to these customers are dependent upon the customers choosing our products over those of our competitors and purchasing our products in sufficient volume, our ability to supply our products in sufficient quantity and in a timely manner and, with respect to OEM partners, the OEMs’ ability to create, market and successfully sell products containing our solutions.

Our high level of debt may have an adverse impact on our liquidity, restrict our current and future operations, particularly our ability to respond to business opportunities, and increase our vulnerability to adverse economic and industry conditions.

As of June 29, 2018, our total indebtedness was $11.38 billion in aggregate principal, and we had $1.75 billion of additional borrowing availability under our revolving credit facility.

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

•
imposing financial and other restrictive covenants on our operations, including limiting our ability to (i) declare or pay dividends or repurchase shares of our common stock; (ii) purchase assets, make investments, complete acquisitions, consolidate or merge with or into, or sell all or substantially all of our assets to, another person; (iii) dispose of assets; (iv) incur liens; and (v) enter into transactions with affiliates;

•	placing us at a competitive disadvantage to competitors carrying less debt; and

•	making us more vulnerable to economic downturns and limiting our ability to withstand competitive pressures or take advantage of new opportunities to grow our business.

Our ability to meet the debt service obligations contained in our debt agreements will depend on our available cash and our future performance, which will be affected by financial, business, economic and other factors. Our bank debt also contains a variable interest rate component based on our corporate credit ratings, which could result in increased interest rates and debt service obligations if our ratings were to decline. If we are unable to meet our debt service obligations or should we fail to comply with our financial and other restrictive covenants contained in the agreements governing our indebtedness, causing an event of default under the applicable indebtedness, the debt holders could accelerate the related debt and that may result in the cross-acceleration or cross-default of other debt, leases or other obligations. If we are required to repay our indebtedness before the applicable due dates, we may not have sufficient funds available and we may be required to refinance all or part of our debt, sell important strategic assets at unfavorable prices, incur additional indebtedness or issue common stock or other equity securities, which we may be unable to do on terms acceptable to us, in amounts sufficient to meet our needs or at all. Our inability to service our debt obligations or refinance our debt could have a material adverse effect on our business, operating results and financial condition. Further, if we are unable to repay, refinance or restructure our secured indebtedness, the holder of such debt could proceed against the collateral securing that indebtedness. Refinancing our indebtedness may also require us to expense previous debt issuance costs or to incur new debt issuance costs.

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

On December 22, 2017, the President of the United States of America signed the Tax Cuts and Jobs Act (the “2017 Act”), which includes a broad range of tax reform proposals affecting businesses, including a reduction in the U.S. federal corporate tax rate from 35% to 21%, a one-time mandatory deemed repatriation tax on earnings of certain foreign subsidiaries that were previously tax deferred, and a new minimum tax on certain foreign earnings. The 2017 Act significantly impacts our effective tax rate for fiscal year 2018 as a result of the deemed repatriation tax and may impact several other elements of our operating model. In future years, certain additional provisions of the 2017 Act, such as the minimum tax on certain foreign earnings, will also apply to us and, as a result, we generally expect our effective tax rate to increase from the fiscal year 2018 rate (excluding the mandatory deemed repatriation tax and the re-measurement of deferred taxes). Taxes due over a period of time as a result of the 2017 Act could be accelerated upon certain triggering events, including failure to pay such taxes when due. The 2017 Act makes broad and complex changes to the U.S. tax code and we expect to see future regulatory, administrative or legislative guidance. We are analyzing the 2017 Act to determine the full impact of the new tax law, and to the extent any future guidance differs from our preliminary interpretation of the law, it could have a material effect on our financial position and results of operations.

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

We are subject to income taxes in the U.S. and certain foreign jurisdictions, and our determination of our tax liability is subject to review by applicable domestic and foreign tax authorities. For example, as we have previously disclosed, we are under examination by the Internal Revenue Service for certain fiscal years and in connection with that examination, we received a statutory notice of deficiency seeking certain adjustments to income as disclosed in Part II, Item 8, Note 13, Income Tax Expense (Benefit), of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K. Although we believe our tax positions are properly supported, the final timing and resolution of any tax examinations are subject to significant uncertainty and could result in our having to pay amounts to the applicable tax authority in order to resolve examination of our tax positions, which could result in an increase or decrease of our current estimate of unrecognized tax benefits and may negatively impact our financial position, results of operations or cash flows.

If our technology infrastructure, systems or products are compromised, damaged or interrupted by cyber attacks, data security breaches, other security problems, security vulnerabilities or design defects, or sustain system failures, our operating results and financial condition could be adversely affected.

We experience cyber attacks of varying degrees on our technology infrastructure and systems and, as a result, unauthorized parties have obtained in the past, and may in the future obtain, access to our computer systems and networks, including cloud-based platforms. The technology infrastructure and systems of our suppliers, vendors, service providers, cloud solution providers and partners may also experience such attacks. Cyber attacks can include computer viruses, computer denial-of-service attacks, worms, and other malicious software programs or other attacks, covert introduction of malware to computers and networks, impersonation of authorized users, and efforts to discover and exploit any design flaws, bugs, security vulnerabilities or security weaknesses, as well as intentional or unintentional acts by employees or other insiders with access privileges, intentional acts of vandalism by third parties and sabotage. In some instances, efforts to correct vulnerabilities or prevent attacks may reduce the performance of our computer systems and networks, which could negatively impact our business. We believe cyber attack attempts are increasing in number and that cyber attackers are developing increasingly sophisticated systems and means to not only attack systems, but also to evade detection or to obscure their activities. Our products are also targets for cyber attacks, including those products utilized in cloud-based environments as well as our cloud service offerings. While some of our products contain encryption or security algorithms to protect third-party content or user-generated data stored on our products, these products could still be hacked or the encryption schemes could be compromised, breached, or circumvented by motivated and sophisticated attackers. We have agreed with certain customers and strategic partners, including TMC, to undertake certain commitments to promote information security, and we may be liable to TMC or such other parties if we fail to meet our cyber security commitments.

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

Sales in the distribution channel and to the retail market are important to our business, and if we fail to respond to demand changes within these markets, or maintain and grow our applicable market share, our operating results could suffer.

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

A significant portion of our sales is also made through retailers. Our success in the retail market depends in large part on our ability to maintain our brand image and corporate reputation and to expand into and gain market acceptance of our products in multiple retail market channels. Particularly in the retail market, adverse publicity, whether or not justified, or allegations of product or service quality issues, even if false or unfounded, could damage our reputation and cause our customers to choose products offered by our competitors. If customers no longer maintain a preference for our product brands or if our retailers are not successful in selling our products, our operating results may be adversely affected.

Loss of market share with or by a key customer, or consolidation among our customer base, could harm our operating results.

During the year ended June 29, 2018, 42% of our revenue came from sales to our top 10 customers. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, often resulting in the allocation of risk to us as the supplier. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, if a customer is acquired by one of our competitors or if a key customer suffers financial hardship, our operating results and financial condition would likely be harmed.

Additionally, if there is consolidation among our customer base, our customers may be able to command increased leverage in negotiating prices and other terms of sale, which could adversely affect our profitability. Consolidation among our customer base may also lead to reduced demand for our products, increased customer pressure on our prices, replacement of our products by the combined entity with those of our competitors and cancellations of orders, each of which could harm our operating results.

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

We make significant R&D investments to maintain our existing products and to lead innovation and development of new technologies. In addition, we may increase our capital expenditures and expenses above our historical run-rate model in order to remain competitive. The challenges of reducing operating costs could result in more costly capital expenditures that reduce the cost benefits of technology transitions and could limit our ability to keep pace with reductions in ASPs. Our R&D investments may not result in viable technologies or products, and even if they do result in viable technologies or products, they may not be profitable or accepted by the market. In addition, if we are not able to improve our technology or develop new technologies at the same rate as our competitors or at a rate that is expected by our customers, we may be required to incur additional costs to meet demand without corresponding incremental revenue, which could negatively impact our operating margins and make achieving historical levels of cost reduction difficult or unlikely. Significant investments in unsuccessful or cost-ineffective R&D efforts could materially adversely affect our business, financial condition and results of operations. In addition, increased investments in technology could cause our cost structure to fall out of alignment with demand for our products, which would have a negative impact on our financial results.

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

The costs of compliance with state, federal and international legal and regulatory requirements, such as environmental, labor, trade, health, safety, data privacy, anti-corruption and tax regulations, customers’ standards of corporate citizenship, and industry and coalition standards, such as those established by the Responsible Business Alliance (“RBA”), could cause an increase in our operating costs.

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

In connection with our compliance with environmental laws and regulations, as well as our compliance with industry and coalition environmental initiatives, such as those established by the RBA, the standards of business conduct required by some of our customers, and our commitment to sound corporate citizenship in all aspects of our business, we could incur substantial compliance and operating costs and be subject to disruptions to our operations and logistics. In addition, if we were found to be in violation of these laws or noncompliant with these initiatives or standards of conduct, we could be subject to governmental fines, liability to our customers and damage to our reputation and corporate brand which could cause our financial condition and operating results to suffer.

Violation of applicable laws, including labor or environmental laws, and certain other practices by our suppliers, customers or partners could harm our business.

We expect our suppliers, customers and partners to operate in compliance with applicable laws and regulations, including labor and environmental laws, and to otherwise meet our required standards of conduct. While our internal operating guidelines promote ethical business practices, we do not control our suppliers, customers, partners or their labor or environmental practices. The violation of labor, environmental or other laws by any of them, or divergence of their business practices from those generally accepted as ethical, could harm our business by interrupting or otherwise disrupting the shipment of our product components, damaging our reputation, forcing us to find alternate component sources, reducing demand for our products (for example, through a consumer boycott), or exposing us to potential liability for our suppliers’, customers’ or partners’ wrongdoings.

Our failure to accurately forecast market and customer demand for our products, or to quickly adjust to forecast changes, could adversely affect our business and financial results or operating efficiencies.

The data storage industry faces difficulties in accurately forecasting market and customer demand for its products. The variety and volume of products we manufacture are based in part on these forecasts. Accurately forecasting demand has become increasingly difficult for us, our customers and our suppliers in light of the volatility in global economic conditions and industry consolidation, resulting in less availability of historical market data for certain product segments. Further, for many of our OEMs utilizing just-in-time inventory, we do not generally require firm order commitments and instead receive a periodic forecast of requirements, which may prove to be inaccurate. In addition, because our products are designed to be largely interchangeable with competitors’ products, our demand forecasts may be impacted significantly by the strategic actions of our competitors. As forecasting demand becomes more difficult, the risk that our forecasts are not in line with demand increases. If our forecasts exceed actual market demand, then we could experience periods of product oversupply, excess inventory, and price decreases, which could impact our sales, ASPs and gross margin, thereby adversely affecting our operating results and our financial condition. If market demand increases significantly beyond our forecasts or beyond our ability to add manufacturing capacity, then we may not be able to satisfy customer product needs, possibly resulting in a loss of market share if our competitors are able to meet customer demands. In addition, some of our components have long lead-times, requiring us to place orders several months in advance of anticipated demand. Such long lead-times increase the risk of excess inventory or loss of sales in the event our forecasts vary substantially from actual demand.

Our vertical integration of some of our products makes us dependent on our ability to timely and cost-effectively develop products with leading technology and overall quality, increasing capital expenditure costs and asset utilization risks for our business.

We develop flash-based memory as well as other non-volatile memory technology through our partnership with TMC; we are also vertically integrated in a substantial portion of the recording heads and magnetic media used in the hard drive products we produce. Consequently, for some of our products, we are more dependent upon our own development and execution efforts and less able to take advantage of technologies developed by other manufacturers. Since we may not have access to alternative technologies that we do not develop internally, we may have to pay royalties in order to access those technologies.

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

The continued threat of terrorist activity and other acts of war or hostility have created, and may continue to create, uncertainty in the financial and insurance markets and have significantly increased the political, economic and social instability in some of the geographic areas in which we, our suppliers or our customers operate. Additionally, it is uncertain what impact the reactions to such acts by various governmental agencies and security regulators worldwide will have on shipping costs. Future acts of terrorism, either domestically or abroad, could create further uncertainties and instability. To the extent this results in disruption or delays of our manufacturing capabilities, R&D activities (including our operations in Israel) or shipments of our products, our business, operating results and financial condition could be adversely affected. Any of these events could also increase volatility in the U.S. and world financial markets, which could have a negative effect on our stock price and may limit the capital resources available to us and our customers or suppliers, or adversely affect consumer confidence.

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

Flash Ventures sells to and leases back from a consortium of financial institutions (“lessors”) a portion of its equipment and Flash Ventures has entered into equipment lease agreements, most of which we and TMC each guarantee half of the total outstanding obligations and some of which we guarantee in full for our share of the Flash Ventures investment. As of June 29, 2018, the portion of outstanding Flash Ventures’ lease obligations covered by our guarantees totaled approximately $1.22 billion, based upon the Japanese yen to U.S. dollar exchange rate at June 29, 2018. The equipment lease agreements contain covenants and cancellation events that are customary for Japanese lease facilities and that relate to Flash Ventures and each of the guarantors. Cancellation events relating to the guarantors include, among other things, an assignment of all or a substantial part of a guarantor’s business, a bankruptcy event involving a guarantor and acceleration of other monetary debts of a guarantor above a specified threshold.

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

Any decisions to reduce or discontinue paying cash dividends to our shareholders or to reduce or discontinue repurchases of shares of our common stock pursuant to our previously announced stock repurchase program could cause the market price for our common stock to decline.

We may modify, suspend or cancel our cash dividend policy in any manner and at any time. In addition, we may reduce or discontinue repurchases of shares of our common stock as we deem appropriate and as market conditions allow. Any reduction or discontinuance by us of the payment of quarterly cash dividends or the repurchases of our common stock pursuant to our stock repurchase program could cause the market price of our common stock to decline. Moreover, in the event our payment of quarterly cash dividends or repurchases of shares of our common stock are reduced or discontinued, our failure or inability to resume paying cash dividends or repurchasing shares of our common stock at historical levels could cause the market price of our common stock to decline.

Fluctuations in currency exchange rates as a result of our international operations may negatively affect our operating results.

Because we manufacture and sell our products abroad, our revenue, cost of goods sold, margins, operating costs and cash flows are impacted by fluctuations in foreign currency exchange rates. If the U.S. dollar exhibits sustained weakness against most foreign currencies, the U.S. dollar equivalents of unhedged manufacturing costs could increase because a significant portion of our production costs are foreign-currency denominated. Conversely, there would not be an offsetting impact to revenues since revenues are substantially U.S. dollar denominated. Additionally, we negotiate and procure some of our component requirements in U.S. dollars from non-U.S. based vendors. If the U.S. dollar weakens against other foreign currencies, some of our component suppliers may increase the price they charge for their components in order to maintain an equivalent profit margin. In addition, our purchases of flash-based memory from Flash Ventures and our investment in Flash Ventures are denominated in Japanese yen. If the Japanese yen appreciates against the U.S. dollar, our cost of purchasing flash-based memory wafers and the cost to us of future capital funding of Flash Ventures would increase, which could negatively impact our operating results. If any of these events occur, they would have a negative impact on our operating results.

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

The market price of our common stock has been, and may continue to be, volatile. Factors that may significantly affect the market price of our common stock include the following:

•	actual or anticipated fluctuations in our operating results, including those resulting from the seasonality of our business;

•	perceptions about our strategic relationships and joint ventures, access to supply of flash-based memory, new technologies and technology transitions;

•	announcements of technological innovations by us or our competitors, which may decrease the volume and profitability of sales of our existing products and increase the risk of inventory obsolescence;

•	new products introduced by us or our competitors;

•	strategic actions by us or competitors, such as acquisitions and restructurings;

•	periods of severe pricing pressures due to oversupply or price erosion resulting from competitive pressures or industry consolidation;

•	developments with respect to patents or proprietary rights, and any litigation;

•	proposed or adopted regulatory changes or developments or anticipated or pending investigations, proceedings or litigation that involve or affect us or our competitors;

•	conditions and trends in the hard drive, solid-state storage, flash memory, computer, mobile, data and content management, storage and communication industries;

•	contraction in our operating results or growth rates that are lower than our previous high growth-rate periods;

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

Given the international footprint of our business, we have both domestic and international cash balances and investments. We maintain an investment portfolio of various holdings, security types, and maturities. These investments are subject to general credit, liquidity, market, political, sovereign and interest rate risks, which may be exacerbated by unusual events that affect global financial markets. A material part of our investment portfolio consists of investment grade corporate securities, bank deposits, asset backed securities and U.S. government and agency securities. If global credit and equity markets experience prolonged periods of decline, or if there is a downgrade of the U.S. government credit rating due to an actual or threatened default on government debt, our investment portfolio may be adversely impacted and we could determine that our investments may experience an other-than-temporary decline in fair value, requiring impairment charges that could adversely affect our financial results. A failure of any of these financial institutions in which deposits exceed Federal Deposit Insurance Corporation (FDIC) limits could also have an adverse impact on our financial position.

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

Our principal executive offices are located in San Jose, California. Our leased facilities are occupied under leases that expire at various times through 2030. Our principal manufacturing, R&D, marketing and administrative facilities as of June 29, 2018 were as follows:

Location	Buildings Owned or Leased	Approximate Square Footage	Description
United States
California
Fremont	Owned	392,000	Manufacturing of head wafers and R&D
Irvine	Leased	490,000	R&D, administrative, marketing and sales
Milpitas	Owned	589,000	R&D, marketing and sales, and administrative
San Jose	Owned and Leased	2,750,000	Manufacturing of head wafers, head, media and product development, R&D, administrative, marketing and sales
Colorado
Longmont	Leased	62,000	R&D
Minnesota
Rochester	Leased	121,000	Product development
Asia
China
Shanghai	Owned	715,000	Assembly and test of SSDs
Shenzhen	Owned and Leased	535,000	Manufacturing of media
Japan
Fujisawa	Owned	661,000	Product development
Malaysia
Johor	Owned	271,000	Manufacturing of substrates
Kuala Lumpur(1)	Owned	1,074,000	Manufacturing of HDDs and R&D
Kuching	Owned	285,000	Manufacturing and development of substrates
Penang	Owned	1,552,000	Assembly and test of SSDs, manufacturing of media, and R&D
Philippines
Laguna	Owned	621,000	Manufacturing of HGAs and slider fabrication
Thailand
Bang Pa-In	Owned	1,665,000	Slider fabrication, manufacturing of hard drives and HGAs, and R&D
Navanakorn	Owned	290,000	Manufacturing of HGAs
Prachinburi	Owned	729,000	Manufacturing of HDDs
India
Bangalore	Owned and Leased	460,000	R&D and marketing
Middle East
Israel
Kfar Saba	Owned	167,000	R&D and marketing
Tefen	Owned	64,000	R&D and marketing

(1)
In July 2018, we announced the closing of our manufacturing facility in Kuala Lumpur, Malaysia. We expect the closure to be substantially completed by the end of the calendar year 2019. For additional information, see Part II, Item 8, Note 15, Employee Termination, Asset Impairment and Other Charges, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K.

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

For a description of our legal proceedings, see Part II, Item 8, Note 16, Legal Proceedings, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K, which is incorporated by reference in response to this item.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is listed on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “WDC.” The approximate number of holders of record of our common stock as of August 15, 2018 was 999.

The high and low sales prices of our common stock as reported by Nasdaq for each quarter of 2018 and 2017 were as follows:

Quarter Ended	High	Low
September 29, 2017	$95.77	$78.31
December 29, 2017	$93.31	$76.59
March 30, 2018	$106.96	$77.90
June 29, 2018	$93.41	$75.96

Quarter Ended	High	Low
September 30, 2016	$59.86	$43.09
December 30, 2016	$72.01	$52.10
March 31, 2017	$84.28	$68.58
June 30, 2017	$95.00	$80.51

Repurchases of Equity Securities
The following table provides information about repurchases by us of shares of our common stock during the quarter ended June 29, 2018:

(in millions, except average price paid per share)	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased As Part of Publicly Announced Program(2)	Maximum Value of Shares that May Yet be Purchased Under the Program(2)
Mar. 31, 2018 - Apr. 27, 2018	—	$—	—	$1,969
Apr. 28, 2018 - May 25, 2018	1.9	84.61	1.9	$1,812
May 26, 2018 - Jun. 29, 2018	3.4	81.16	3.4	$1,533
Total for the quarter ended Jun. 29, 2018	5.3	$82.37	5.3

(1)	Includes commissions.

(2)
Our Board of Directors previously authorized $5.00 billion for the repurchase of our common stock. In 2018, we repurchased 7.1 million shares for a total cost of $591 million. Subsequent to June 29, 2018 and through July 25, 2018, we repurchased an additional 0.8 million shares for a total cost of $61 million. On July 25, 2018, our Board of Directors authorized a new $5.00 billion share repurchase program that is effective through July 25, 2023, replacing all prior programs. Repurchases under the stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. We expect stock repurchases to be funded principally by operating cash flows. Subsequent to July 25, 2018 and through August 22, 2018, we repurchased an additional 5.9 million shares for a total cost of $404 million under this new program.

Dividends to Shareholders

On September 13, 2012, we announced that our Board of Directors had authorized the adoption of a quarterly cash dividend policy. Under the cash dividend policy, holders of our common stock receive dividends when and as declared by our Board of Directors. In 2018, we declared aggregate cash dividends of $2.00 per share of our common stock, totaling $592 million.

The following table provides information about the quarterly dividends our Board of Directors declared in the last two fiscal years:

Record Date	Payment Date	Dividend Per Share
September 30, 2016	October 17, 2016	$0.50
December 30, 2016	January 17, 2017	$0.50
March 31, 2017	April 17, 2017	$0.50
June 30, 2017	July 17, 2017	$0.50
September 29, 2017	October 16, 2017	$0.50
December 29, 2017	January 16, 2018	$0.50
March 30, 2018	April 16, 2018	$0.50
June 29, 2018	July 16, 2018	$0.50

In addition, on August 1, 2018, we declared a cash dividend of $0.50 per share of our common stock to our shareholders of record as of September 28, 2018, which will be paid on October 15, 2018.

The amount of future dividends under our cash dividend policy, and the declaration and payment thereof, will be based upon all relevant factors, including our financial position, results of operations, cash flows, capital requirements and restrictions under our financing agreements, and shall be in compliance with applicable law. Our Board of Directors retains the power to modify, suspend or cancel the cash dividend policy in any manner and at any time as it may deem necessary or appropriate in the future.

Stock Performance Graph

The following graph compares the cumulative total stockholder return of our common stock with the cumulative total return of the S&P 500 Index and the Dow Jones U.S. Technology Hardware & Equipment Index for the five years ended June 29, 2018. The graph assumes that $100 was invested in our common stock at the close of market on June 28, 2013 and that all dividends were reinvested. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

TOTAL RETURN TO STOCKHOLDERS
(Assumes $100 investment on June 28, 2013)

$300
$250
$200
$150
$100
$50
$0
6/28/13
6/27/14
7/3/15
7/1/16
6/30/17
6/29/18
Western Digital Corporation
S&P 500
Dow Jones US Technology Hardware & Equipment

Total Return Analysis

	June 28, 2013	June 27, 2014	July 3, 2015	July 1, 2016	June 30, 2017	June 29, 2018
Western Digital Corporation	$100.00	$151.92	$134.87	$80.35	$157.42	$140.87
S&P 500 Index	$100.00	$124.61	$133.86	$139.20	$164.11	$187.70
Dow Jones U.S. Technology Hardware & Equipment Index	$100.00	$142.33	$161.24	$148.84	$210.22	$273.85

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

	June 29, 2018	June 30, 2017	July 1, 2016	July 3, 2015	June 27, 2014
	(in millions, except per share and employee data)
Revenue, net	$20,647	$19,093	$12,994	$14,572	$15,130
Gross profit	7,705	6,072	3,435	4,221	4,360
Net income	675	397	242	1,465	1,617

Income per common share:
Basic	$2.27	$1.38	$1.01	$6.31	$6.88
Diluted	$2.20	$1.34	$1.00	$6.18	$6.68

Cash dividends declared per common share	$2.00	$2.00	$2.00	$1.80	$1.25

Working capital	$6,182	$6,712	$5,635	$5,275	$4,875
Total assets	$29,235	$29,860	$32,862	$15,170	$15,499
Long-term debt	$10,993	$12,918	$13,660	$2,149	$2,313
Shareholders’ equity	$11,531	$11,418	$11,145	$9,219	$8,842

Number of employees (1)	71,600	67,600	72,900	76,400	84,100

(1)	Excludes temporary employees and contractors.

Results for Tegile Systems, Inc., Upthere, Inc., SanDisk Corporation, Amplidata NV, Virident Systems, Inc., sTec, Inc. and VeloBit, Inc., which were acquired on September 15, 2017, August 25, 2017, May 12, 2016, March 9, 2015, October 17, 2013, September 12, 2013 and July 9, 2013, respectively, are included in our operating results only after their respective dates of acquisition.

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

Key Developments

Debt Facilities

During the year ended June 29, 2018, we entered into new debt facilities, amended our existing credit agreement, increased our revolving credit facility, and repaid higher rate debt. These actions, along with scheduled principal payments, reduced the aggregate principal amount of our debt by $1.98 billion since the beginning of the fiscal year and reduced our overall interest cost, extended the tenor of our debt and provided additional flexible capacity to meet our financing needs. The financing arrangement activities were as follows in the year ended June 29, 2018:

•
In November 2017, we settled our then-existing U.S. dollar-denominated term B-2 loans (“U.S. Term Loan B-2”) with the proceeds of a new issuance of a $2.96 billion U.S. dollar-denominated term loan (“U.S. Term Loan B-3”) at an interest rate lower than our U.S. Term Loan B-2 tranche. In February 2018, we made a voluntary partial prepayment of $500 million of the U.S. Term Loan B-3 using drawings from the Revolving Facility (as defined below), and in May 2018, we settled our then-existing U.S. dollar-denominated term B-3 loans with the proceeds of a new issuance of a $2.46 billion U.S. dollar-denominated term loan (“U.S. Term Loan B-4”) at an interest rate lower than our U.S. Term Loan B-3 tranche.

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

•
In February 2018, we entered into an amendment to the credit agreement entered into on April 29, 2016 to provide for, among other things, (i) the issuance of a new $5.02 billion of term loan A-1 due 2023 (the “Term Loan A-1”), (ii) a new $2.25 billion revolving credit facility maturing in 2023 (the “Revolving Facility”), which replaced our prior $1.50 billion revolving credit facility maturing in 2021, (iii) modifications to the restrictive and financial maintenance covenants, to provide more flexibility and increased incremental debt capacity, (iv) amendments of the applicable varying interest rate margins to be based on our corporate credit ratings, and (v) upon the occurrence of certain circumstances, a release of the security and guarantees as well as further covenant flexibility and increased incremental debt capacity. We used a portion of the proceeds of the Term Loan A-1 to repay in full our previous variable interest rate Term Loan A maturing 2021 in the principal amount of $4.02 billion.

•
In February and March 2018, we completed the redemption of all of our outstanding 7.375% senior secured notes due 2023 in the aggregate principal amount of $1.875 billion (the “2023 Notes”) and the tender offer and redemption and settlement of all of our outstanding 10.500% senior unsecured notes due 2024 in the aggregate principal amount of $3.350 billion (the “2024 Notes” and collectively with the 2023 Notes, the “Redeemed Notes”).

•
In connection with the settlements of the various debt instruments described above during 2018, we incurred aggregate losses on extinguishment of debt of $899 million for the year ended June 29, 2018, consisting of $720 million of “make-whole” premiums and $179 million of unamortized issuance costs.

For additional information regarding our debt facilities, see Part II, Item 8, Note 6, Debt, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K.

Tax Reform

On December 22, 2017, the President of the United States of America signed the Tax Cuts and Jobs Act (the “2017 Act”), which includes a broad range of tax reform proposals affecting businesses, including a reduction in the U.S. federal corporate tax rate from 35% to 21% and a one-time mandatory deemed repatriation tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign earnings. As a result of the 2017 Act, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time mandatory deemed repatriation tax required by the 2017 Act and have recognized a provisional income tax expense of $1.57 billion for the one-time mandatory deemed repatriation tax and a provisional income tax benefit of $65 million related to the re-measurement of deferred tax assets and liabilities for the year ended June 29, 2018. For additional information regarding the 2017 Act, see Part II, Item 8, Note 13, Income Tax Expense (Benefit), of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K. See also the discussion in “Results of Operations - Income Tax Expense” and “Liquidity and Capital Resources” below for information regarding the impact of the 2017 Act on our financial condition, results of operations and cash flows.

Closure of Foreign Manufacturing Facility

In July 2018, we announced the closing of our manufacturing facility in Kuala Lumpur, Malaysia, in order to reduce manufacturing costs and consolidate hard disk drive (“HDD”) operations into Thailand. We expect the closure to be substantially completed by the end of the calendar year 2019 and to result in total pre-tax charges of approximately $160 million. These charges are expected to consist of approximately $85 million in employee termination benefits and $75 million in asset-related, contract termination and other charges. During the year ended June 29, 2018, we recognized $56 million in employee termination benefits within Employee termination, asset impairment and other charges in the Consolidated Statements of Operations. For additional information, see Part II, Item 8, Note 15, Employee Termination, Asset Impairment and Other Charges, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K.

Results of Operations

Summary Comparison of 2018, 2017 and 2016

The following table sets forth, for the periods presented, selected summary information from our Consolidated Statements of Operations by dollars and percentage of net revenue(1):

	2018		2017		2016
	(in millions, except percentages)
Revenue, net	$20,647	100.0%	$19,093	100.0%	$12,994	100.0%
Cost of revenue	12,942	62.7	13,021	68.2	9,559	73.6
Gross profit	7,705	37.3	6,072	31.8	3,435	26.4
Operating Expenses:
Research and development	2,400	11.6	2,441	12.8	1,627	12.5
Selling, general and administrative	1,473	7.1	1,445	7.6	997	7.7
Employee termination, asset impairment, and other charges	215	1.0	232	1.2	345	2.7
Total operating expenses	4,088	19.8	4,118	21.6	2,969	22.8
Operating income	3,617	17.5	1,954	10.2	466	3.6
Interest and other income (expense):
Interest income	60	0.3	26	0.1	26	0.2
Interest expense	(676)	(3.3)	(847)	(4.4)	(266)	(2.0)
Other expense, net	(916)	(4.4)	(364)	(1.9)	(73)	(0.6)
Total interest and other expense, net	(1,532)	(7.4)	(1,185)	(6.2)	(313)	(2.4)
Income before taxes	2,085	10.1	769	4.0	153	1.2
Income tax expense (benefit)	1,410	6.8	372	1.9	(89)	(0.7)
Net income	$675	3.3	$397	2.1	$242	1.9

(1)	Percentages may not total due to rounding.

The following table sets forth, for the periods presented, summary information regarding net revenues by geography and end market:

	2018	2017	2016
	(in millions, except exabytes and percentages)
Revenue, net	$20,647	$19,093	$12,994

Revenues by Geography (%)
Americas	27%	27%	32%
Europe, Middle East and Africa	19	17	21
Asia	54	56	47

Revenues by End Market (%)
Client Devices	49%	50%	48%
Data Center Devices & Solutions	29	29	38
Client Solutions	22	21	14

Exabytes Shipped	389	313	262

For each of 2018, 2017, and 2016, no single customer accounted for 10% or more of our net revenue. For 2018, 2017, and 2016, our top 10 customers accounted for 42%, 36% and 43% of our net revenue, respectively.

Fiscal Year 2018 Net Revenue and Gross Margin Compared to Fiscal Year 2017 Net Revenue and Gross Margin

Net Revenue. Net revenue increased $1.55 billion, or 8%, in 2018 compared to 2017, driven by increases in all end markets. Client Devices revenue for the year ended June 29, 2018 increased 6% year over year, primarily driven by growth in embedded flash products offset by client compute HDD devices. Our revenue for Data Center Devices and Solutions for the year ended June 29, 2018 increased 10% year over year, driven primarily by a significant increase in sales from our capacity enterprise HDD, partially offset by our expected lower sales of performance enterprise HDDs. Client Solutions revenue for the year ended June 29, 2018 increased 10% year over year, reflecting growth in both retail flash and HDD products.

Changes in the net revenue by geography generally reflect normal fluctuations in market demand and competitive dynamics.

Consistent with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. For 2018, 2017 and 2016, these programs represented 12%, 12% and 13% of gross revenues, respectively. The amounts attributed to our sales incentive and marketing programs generally vary according to several factors including industry conditions, list pricing strategies, seasonal demand, competitor actions, channel mix and overall availability of products. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue.

Gross Profit and Gross Margin. Gross profit increased $1.63 billion, or 27%, in 2018 compared to 2017, primarily due to the increase in revenue and improvement in our gross margin. The improvement in our gross margin for the year ended June 29, 2018 was primarily due to a favorable demand environment for flash-based products, a higher mix of revenue from sales of flash-based products and capacity enterprise devices; and improvements in our production costs from technology transitions. In addition, gross profit was impacted by amortization expense on acquired intangible assets, stock-based compensation, charges related to the implementation of cost-saving initiatives and other charges, which aggregated $1.06 billion, or 5.2%, of revenue, in 2018, compared to $1.14 billion, or 6.0%, of revenue, in 2017.

The flash industry is characterized by cyclicality as it responds to variations in customers’ demand for products and expands or manages production capacity to meet that demand. The favorable demand environment for flash-based products experienced by the industry for the last several quarters is beginning to normalize as technology conversions are maturing and manufacturing yields are improving, thus increasing flash supply. As a result, we expect our gross margins to decline in fiscal 2019 compared to fiscal 2018 due to expected declines in the average selling price per gigabyte of flash memory as supply grows to meet demand.

Fiscal Year 2017 Net Revenue and Gross Margin Compared to Fiscal Year 2016 Net Revenue and Gross Margin

Net Revenue. Net revenue increased $6.10 billion, or 47%, as compared to 2016, primarily due to a full year of revenue from the sale of flash-based products following the acquisition of SanDisk Corporation (“SanDisk”) in May 2016 (the “Merger”), compared to a partial year of such revenue in the prior year. This increase was partially offset by lower revenue related to lower PC and enterprise HDD shipments. Changes in the mix of net revenue by end market for 2017, as compared to 2016, reflect the full year increase in revenues from the Merger which has resulted in comparatively higher revenue in Client Devices and Client Solutions than our pre-acquisition business.

Changes in the mix of net revenue by geography for 2017, as compared to 2016, reflect the additional revenues from the Merger which has resulted in comparatively higher revenue in Asia than our pre-acquisition business.

Gross Profit and Gross Margin. Gross profit increased $2.64 billion, or 77%, in 2017, as compared to 2016, primarily due to the increase in revenue mentioned above. In addition, gross profit for 2017 was impacted by amortization expense on acquired intangible assets, charges related to the implementation of cost-saving initiatives, stock-based compensation and acquisition related charges, which aggregated $1.14 billion, or 6.0% of revenue, for 2017, and $375 million, or 2.9% of revenue, for 2016. Gross margin increased to 31.8% for 2017, as compared to 26.4% for 2016. The increase in gross margin was primarily due to sales of flash-based products following the Merger, as such products have comparatively higher gross margins than our pre-acquisition products, cost improvements across all products driven by manufacturing integration activities and cost improvements as flash-based technology transitions to more cost efficient designs.

Operating Expenses

Fiscal Year 2018 Operating Expenses Compared to Fiscal Year 2017 Operating Expenses

Research and development (“R&D”) expense decreased $41 million, or 2%, in 2018 compared to 2017, primarily due to our cost saving initiatives and lower variable compensation expense, partially offset by further investments in flash technologies. In addition, fiscal year 2018 included aggregate charges of $179 million related to stock-based compensation expenses, charges related to the implementation of cost-saving initiatives, acquisition-related charges and other charges compared to $199 million in 2017.

Selling, general and administrative (“SG&A”) expense increased $28 million, or 2%, in 2018 compared to 2017, primarily due to operating expenses from recent acquisitions and higher consulting services, partially offset by lower variable compensation expense and lower charges related to stock-based compensation expenses, amortization expense on acquired intangible assets, charges related to the implementation of cost-saving initiatives, acquisition-related charges and other charges aggregating to $340 million in 2018 compared to $404 million in 2017.

Employee termination, asset impairment and other charges was $215 million in 2018, a decrease of $17 million, or 7%, from 2017. The decrease is related to our progress toward completion of our integration restructuring plan, partially offset by the announced closure of our foreign manufacturing facility. For additional information regarding employee termination, asset impairment and other charges, see Part II, Item 8, Note 15, Employee Termination, Asset Impairment and Other Charges, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K.

Fiscal Year 2017 Operating Expenses Compared to Fiscal Year 2016 Operating Expenses

R&D expense increased $814 million, or 50%, in 2017 compared to 2016, primarily due to the Merger and continued development of flash-based technology. Fiscal year 2017 also included aggregate charges of $199 million related to stock-based compensation expenses, charges related to the implementation of cost-saving initiatives, acquisition-related charges and other discrete charges, compared to $106 million in 2016 related to such charges.

SG&A expense increased $448 million, or 45%, in 2017 compared to 2016, primarily due to the Merger. Fiscal year 2017 also included aggregate charges of $404 million related to stock-based compensation expenses, amortization expense on acquired intangible assets, charges related to the implementation of cost-saving initiatives, acquisition-related charges and other discrete charges, compared to $379 million in 2016 related to such charges.

Employee termination, asset impairment and other charges was $232 million in 2017, a decrease of $113 million, or 33%, from 2016. These charges in 2017 primarily related to further actions under the Restructuring Plan 2016 associated with the integration and business realignment of substantial portions of our business. For additional information regarding employee termination, asset impairment and other charges, see Part II, Item 8, Note 15, Employee Termination, Asset Impairment and Other Charges, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K.

Interest and Other Income (Expense)

Fiscal Year 2018 Interest and Other Expense, Net Compared to Fiscal Year 2017 Interest and Other Expense, Net

Total interest and other expense, net increased $347 million in 2018, primarily due to losses on extinguishment of debt of $899 million in 2018 compared to $274 million in 2017. These losses were partially offset by lower interest expense resulting from reductions in the principal amount of debt and lower interest rates, lower impairment charges related to our cost-method investments, and higher interest income due to increased rates of return on investment (for additional information, see Part II, Item 8, Note 6, Debt, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K) and impairment charges related to our cost-method investments.

Fiscal Year 2017 Interest and Other Expense, Net Compared to Fiscal Year 2016 Interest and Other Expense, Net

Total interest and other expense, net increased $872 million in 2017, primarily due to a full year of interest expense in 2017 resulting from the additional debt issued in connection with the Merger compared to only a partial year of such expense in 2016, as well as losses on the settlements of certain of our term loans and impairment charges related to our cost-method investments.

Income Tax Expense (Benefit)

The following table sets forth income tax information from our Consolidated Statement of Operations by dollar and effective tax rate:

	2018	2017	2016
	(in millions, except percentages)
Income before taxes	$2,085	$769	$153
Income tax expense (benefit)	1,410	372	(89)
Effective tax rate	68%	48%	(58)%

Under the 2017 Act, the U.S. federal corporate tax rate is reduced from 35% to 21% and is effective January 1, 2018, resulting in the use of an estimated annual effective tax rate of approximately 28% for our U.S. federal corporate tax rate for fiscal year 2018. For fiscal year 2019 and beyond, we will utilize the enacted U.S. federal corporate tax rate of 21%.

Consistent with applicable Securities and Exchange Commission (“SEC”) guidance, we made a reasonable estimate of the effects on our existing deferred tax balances and the one-time mandatory deemed repatriation tax required by the 2017 Act and have recognized a provisional income tax expense of $1.57 billion for the one-time mandatory deemed repatriation tax and a provisional income tax benefit of $65 million related to the re-measurement of deferred tax assets and liabilities for the year ended June 29, 2018. For other elements of tax expense noted in Part II, Item 8, Note 13, Income Tax Expense (Benefit), of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K, or where we have not made an election, we have not been able to make a reasonable estimate and continue to account for such items based on the provisions of the tax laws that were in effect immediately prior to the 2017 Act. As we finalize the accounting for the tax effects of the enactment of the 2017 Act during a one-year measurement period permitted by applicable SEC guidance, we expect to reflect adjustments to the recorded provisional amounts and record additional tax effects of the 2017 Act.

The primary drivers for the difference between the effective tax rate for the year ended June 29, 2018 and the blended U.S. Federal statutory rate of 28% are provisional taxes recognized as a result of the 2017 Act and an increase to the valuation allowance for net operating loss carryforwards from restructuring activities, which are partially offset by the 2018 generation of tax credits and tax holidays in Malaysia, Philippines, Singapore and Thailand that expired or will expire at various dates during fiscal years 2018 through 2030.

The primary drivers for the difference between the effective tax rate for the year ended June 30, 2017 and the U.S. Federal statutory rate of 35% are taxes related to the integration of SanDisk and an increase in the valuation allowance for both acquired tax attributes and net operating loss carryforwards from restructuring activities, which are partially offset by the 2017 generation of tax credits and foreign income taxed at lower rates due primarily to tax holidays in Malaysia, Philippines, Singapore and Thailand.

The primary drivers for the difference between the effective tax rate for the year ended July 1, 2016 and the U.S. Federal statutory rate of 35% are the 2016 generation of tax credits and foreign income taxed at lower rates due primarily to tax holidays in Malaysia, Philippines, Singapore and Thailand.

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

Liquidity and Capital Resources

The following table summarizes our statements of cash flows:

	2018	2017	2016
	(in millions)
Net cash provided by (used in):
Operating activities	$4,205	$3,437	$1,983
Investing activities	(1,655)	(636)	(9,608)
Financing activities	(3,900)	(4,595)	10,751
Effect of exchange rate changes on cash	1	(3)	1
Net (decrease) increase in cash and cash equivalents	$(1,349)	$(1,797)	$3,127

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

During 2019, we expect cash used for purchases of property, plant and equipment and net activity in notes receivable and equity investments relating to our Flash Ventures joint venture with Toshiba Memory Corporation to be approximately $1.50 billion to $1.90 billion. The total expected cash to be used could vary depending on the timing and completion of various capital projects and the availability, timing and terms of related financing.

Pursuant to the 2017 Act, we are required to pay a one-time deemed repatriation tax related to the undistributed earnings of our foreign subsidiaries. For 2018, we recorded a provisional amount for the mandatory deemed repatriation tax liability of $1.57 billion, which is payable over an 8-year period as further discussed below under “Short and Long-term Liquidity-Contractual Obligations and Commitments.” The provisional amount included in the Consolidated Financial Statements may change when we finalize the calculation of our post-1986 foreign earnings and profits that were previously deferred from U.S. income taxes and the amount of foreign earnings held in cash or other specified assets. For additional information regarding our total tax liability for the mandatory repatriation tax, see Part II, Item 8, Note 13, Income Tax Expense (Benefit), of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K.

A total of $4.15 billion and $4.99 billion of our cash and cash equivalents was held outside of the U.S. as of June 29, 2018 and June 30, 2017, respectively. Although the mandatory deemed repatriation tax has removed U.S. federal taxes on distributions to the U.S., we continue to evaluate the expected manner of recovery to determine whether or not to continue to assert indefinite reinvestment on a part or all the foreign undistributed earnings. This requires us to re-evaluate the existing short and long-term capital allocation policies in light of the 2017 Act and calculate the tax cost that is incremental to the U.S. deemed repatriation tax (e.g., foreign withholding, state income taxes, and additional U.S. tax on currency transaction gains or losses) of repatriating cash to the U.S. While the current tax expense is based upon an assumption that foreign undistributed earnings are indefinitely reinvested, our plan may change upon the completion of long-term capital allocation plans in light of the 2017 Act and completion of the calculation of the incremental tax effects on the repatriation of foreign undistributed earnings. In the event we determine not to continue to assert the permanent reinvestment of part or all of our foreign undistributed earnings, such a determination could result in the accrual and payment of additional federal, foreign, state and local taxes.

Operating Activities

Cash flow from operating activities primarily consists of net income, adjusted for non-cash charges, plus or minus changes in other operating assets and liabilities. This represents our principal source of cash. Net cash provided by changes in other operating assets and liabilities was $486 million for 2018, as compared to net cash provided by changes in other operating assets and liabilities of $91 million for 2017. The increase in cash provided by changes in other operating assets and liabilities in 2018 primarily reflects the payable recorded for the mandatory repatriation tax as described in the Tax Reform section of Key Developments above. Changes in our other operating assets and liabilities are also largely affected by our working capital requirements, which are dependent on the effective management of our cash conversion cycle. Our cash conversion cycle measures how quickly we can convert our products into cash through sales. The cash conversion cycles were as follows:

	2018	2017	2016
	(in days)
Days sales outstanding	39	37	41
Days in inventory	83	65	81
Days payables outstanding	(71)	(66)	(78)
Cash conversion cycle	51	36	44

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

For 2018, DSO increased by 2 days over the prior year, primarily reflecting the timing of shipments and customer receipts. DIO increased by 18 days over the prior year, primarily reflecting increases in flash inventory and an increase in HDD inventory due to ongoing hard drive manufacturing transformation activities. The decrease in DPO primarily reflects the increased production volume and timing of vendor payments.

The working capital metrics in 2016 were notably impacted by the inclusion of SanDisk’s accounts receivable, inventory and accounts payable balances as of July 1, 2016, but only including SanDisk’s revenue and cost of sales following the Merger. The Merger inflated DSO, DIO and DPO by 12 days, 32 days, and 14 days, respectively. Excluding the impact of the Merger in 2016, DSO in 2017 increased by 8 days over 2016, primarily reflecting timing of customer receipts in the prior year. Excluding the impact of the Merger in 2016, DIO in 2017 increased by 16 days over 2016. The increase in DIO primarily reflects short-term build-up of inventory to maintain supply as we close certain facilities and transition production. Excluding the impact of the Merger in 2016, DPO in 2017 increased by 2 days over 2016, primarily reflecting routine variations in timing of purchases and payments during the period.

Investing Activities

During 2018, net cash used in investing activities primarily consisted of $835 million of capital expenditures, a net $742 million increase in notes receivable issuances to Flash Ventures to fund its capital expansion, and $100 million for acquisitions. Net cash used in investing activities for 2017 primarily consisted of $578 million of capital expenditures and a $277 million net increase in notes receivable issuances to and investments in Flash Ventures, partially offset by a net reduction of our available for sale securities of $230 million. During 2016, net cash used in investing activities primarily consisted of $9.84 billion related to the Merger, net of cash acquired, $584 million of capital expenditures, $90 million net increase in notes receivable to Flash Ventures and a net $76 million of other investing activities, partially offset by $977 million of proceeds from a net decrease in investments and sales of marketable securities.

Our cash equivalents are primarily invested in money market funds that invest in U.S. Treasury securities and U.S. Government agency securities as well as bank certificates of deposit. In addition, we invest directly in U.S. Treasury securities, U.S. and International Government agency securities, certificates of deposit, asset-backed securities and corporate and municipal notes and bonds.

Financing Activities

During 2018, net cash used in financing activities primarily consisted of $17.07 billion in debt repayments, $593 million to pay dividends on our common stock and $591 million of share repurchases, partially offset by net proceeds of $14.28 billion from debt issuances and draws under our Revolving Facility. During 2017, net cash used in financing activities primarily consisted of $11.70 billion to repay debt, $574 million to pay dividends on our common stock and $492 million to settle convertible debt, partially offset by $7.90 billion of proceeds from debt, net of issuance costs, a net $230 million provided by employee stock plans and $61 million of proceeds from call options. During 2016, net cash provided by financing activities consisted of $16.58 billion of proceeds from debt, net of issuance costs, $409 million of proceeds from call options and a net $74 million provided by employee stock plans, offset by a net $2.61 billion to settle convertible debt, $2.57 billion to repay debt and our prior revolving credit facility, $613 million for payment upon settlement of warrants, $464 million to pay dividends on our common stock and $60 million to repurchase shares of our common stock.

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

Short and Long-term Liquidity

Contractual Obligations and Commitments

The following is a summary of our known contractual cash obligations and commercial commitments as of June 29, 2018:

	Total	1 Year (2019)	2-3 Years (2020-2021)	4-5 Years (2022-2023)	More than 5 Years (Beyond 2023)
	(in millions)
Long-term debt, including current portion(1)	$11,375	$179	$589	$7,207	$3,400
Interest on debt	2,323	425	835	719	344
Flash Ventures and other related commitments(2)	8,298	3,637	2,749	1,603	309
Operating leases	190	53	80	37	20
Purchase obligations	3,179	2,540	319	320	—
Mandatory Repatriation Tax	1,566	131	255	248	932
Total	$26,931	$6,965	$4,827	$10,134	$5,005

(1)	Principal portion of debt, excluding discounts and issuance costs.

(2)
Includes reimbursement for depreciation and lease payments on owned and committed equipment, funding commitments for loans and equity investments and reimbursement for other committed expenses, including R&D. Funding commitments assume no additional operating lease guarantees. Additional operating lease guarantees can reduce funding commitments.

Debt

See Part II, Item 8, Note 6, Debt, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K for information regarding our indebtedness, including information about new borrowings and repayments, increased availability under our Revolving Facility and the principal repayment terms, interest rates, covenants and other key terms of our outstanding indebtedness.

Flash Ventures

Flash Ventures sells to and leases back from a consortium of financial institutions a portion of its tools and has entered into equipment lease agreements of which we guarantee half or all of the outstanding obligations under each lease agreement. The lease agreements contain customary covenants for Japanese lease facilities. In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, the lease agreements contain acceleration clauses for certain events of default related to the guarantors, including us. As of June 29, 2018, we were in compliance with all covenants under these Japanese lease facilities. See Part II, Item 8, Note 9, Commitments, Contingencies and Related Parties, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K for information regarding Flash Ventures.

Purchase Obligations

In the normal course of business, we enter into purchase orders with suppliers for the purchase of components used to manufacture our products. These purchase orders generally cover forecasted component supplies needed for production during the next quarter, are recorded as a liability upon receipt of the components, and generally may be changed or canceled at any time prior to shipment of the components. In addition, we have entered into long-term purchase agreements with various component suppliers, containing minimum quantity requirements. However, the dollar amount of the purchases may depend on the specific products ordered, achievement of pre-defined quantity or quality specifications or future price negotiations. The estimated related minimum purchase requirements are included in “Purchase obligations” in the table above. We have also entered into long-term purchase agreements with various component suppliers that carry fixed volumes and pricing which obligate us to make certain future purchases, contingent on certain conditions of performance, quality and technology of the vendor’s components. These arrangements are included under “Purchase obligations” in the table above.

Mandatory Repatriation Tax

The following is a summary of our estimated provisional mandatory deemed repatriation tax obligations that are payable in the following fiscal years ending (in millions):

June 28, 2019	$131
July 3, 2020	131
July 2, 2021	124
July 1, 2022	124
June 30, 2023	124
June 28, 2024	233
June 27, 2025	311
July 3, 2026	388
Total	$1,566

The 2017 Act allows for the provisional mandatory deemed repatriation tax of $1.57 billion to be payable over an 8-year period without interest. The payments are due with 8% of the tax to be paid in each of the first five years, 15% in the 6th year, 20% in the 7th year, and 25% in the 8th year. For additional information regarding our provisional estimate of the total tax liability for the mandatory repatriation tax, see Part II, Item 8, Note 13, Income Tax Expense (Benefit), of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K.

Unrecognized Tax Benefits

As of June 29, 2018, the liability for unrecognized tax benefits (excluding accrued interest and penalties) was approximately $551 million. Accrued interest and penalties related to unrecognized tax benefits as of June 29, 2018 was approximately $110 million. Of these amounts, approximately $508 million could result in potential cash payments. We are not able to provide a reasonable estimate of the timing of future tax payments related to these obligations. For additional information regarding our total tax liability for unrecognized tax benefits, see Part II, Item 8, Note 13, Income Tax Expense (Benefit), of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K.

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

Stock Repurchase Program

Our Board of Directors previously authorized $5.00 billion for the repurchase of our common stock. In 2018, we repurchased 7.1 million shares for a total cost of $591 million. Subsequent to June 29, 2018 and through July 25, 2018, we repurchased an additional 0.8 million shares for a total cost of $61 million. On July 25, 2018, our Board of Directors authorized a new $5.00 billion share repurchase program that is effective through July 25, 2023, replacing all prior programs. Repurchases under the stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. We expect stock repurchases to be funded principally by operating cash flows. Subsequent to July 25, 2018 and through August 22, 2018, we repurchased an additional 5.9 million shares for a total cost of $404 million under this new program.

Cash Dividend

Since the first quarter of 2013, we have issued a quarterly cash dividend. During the year ended June 29, 2018, we declared aggregate cash dividends of $2.00 per share of our common stock totaling $592 million. On May 2, 2018, we declared a cash dividend of $0.50 per share of our common stock to our shareholders of record as of June 29, 2018, which aggregated $148 million and was paid on July 16, 2018. On August 1, 2018, we declared a cash dividend of $0.50 per share of our common stock to our shareholders of record as of September 28, 2018, which will be paid on October 15, 2018. We may modify, suspend, or cancel our cash dividend policy in any manner and at any time.

Recent Accounting Pronouncements

For a description of recently issued and adopted accounting pronouncements, including the respective dates of adoption and expected effects on our results of operations and financial condition, see Part II, Item 8, Note 2, Recent Accounting Pronouncements, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K.

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

Revenue

In accordance with standard industry practice, we provide distributors and retailers (collectively referred to as “resellers”) with limited price protection for inventories held by resellers at the time of published list price reductions and/or a right of return and we provide resellers and OEMs with other sales incentive programs. At the time we recognize revenue to resellers and OEMs, we record a reduction of revenue for estimated price protection and/or returns until the resellers sell such inventory to their customers and we also record a reduction of revenue for the other programs in effect. We base these adjustments on several factors including anticipated price decreases during the reseller holding period, resellers’ sell-through and inventory levels, estimated amounts to be reimbursed to qualifying customers, historical pricing information, historical and anticipated returns information and customer claim processing. If customer demand for our products or market conditions differ from our expectations, our operating results could be materially affected. We also have programs under which we reimburse qualified distributors and retailers for certain marketing expenditures, which are recorded as a reduction of revenue. These amounts generally vary according to several factors including industry conditions, seasonal demand, competitor actions, channel mix and overall availability of product. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue from the current range. Total sales incentive and marketing programs have ranged from 12% to 13% of gross revenue and adjustments to revenue due to changes in accruals for these programs related to revenue reported in prior periods have generally averaged less than 1% of gross revenue over the last three fiscal years.

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

Litigation and Other Contingencies

When we become aware of a claim or potential claim, we assess the likelihood of any loss or exposure. We disclose information regarding each material claim where the likelihood of a loss contingency is probable or reasonably possible. If a loss contingency is probable and the amount of the loss can be reasonably estimated, we record an accrual for the loss. In such cases, there may be an exposure to potential loss in excess of the amount accrued. Where a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible losses is not material to our financial position, results of operations or cash flows. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. The actual outcome of such matters could differ materially from management’s estimates. For additional information, see Part II, Item 8, Note 16, Legal Proceedings, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K.

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

Goodwill and Other Long-Lived Assets

Goodwill is not amortized. Instead, it is tested for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that goodwill may be impaired. We perform our annual impairment test as of the first day of our fiscal fourth quarter. We use qualitative factors to determine whether goodwill is more likely than not impaired and whether a quantitative test for impairment is considered necessary. If we conclude from the qualitative assessment that goodwill is more likely than not impaired, we are required to perform a quantitative approach to determine the amount of impairment. We are required to use judgment when applying the goodwill impairment test, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units and determination of the fair value of each reporting unit. In addition, the estimates used to determine the fair value of each reporting unit may change based on results of operations, macroeconomic conditions or other factors. Changes in these estimates could materially affect our assessment of the fair value and goodwill impairment for each reporting unit. If our stock price decreases significantly, goodwill could become impaired, which could result in a material charge and adversely affect our results of operations.

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

As of June 29, 2018, we had outstanding the foreign exchange contracts presented in the following table. The designated foreign exchange contracts are entered to protect the U.S. dollar value of our product cost and operating expenses. Changes in fair values of the non-designated foreign exchange contracts are recognized in other income (expense), net and are largely offset by corresponding changes in the fair values of the foreign currency denominated monetary assets and liabilities.

Designated Hedges (cash flow hedges)	Contract Amount	Weighted-Average Contract Rate (1)	Mark to Market Unrealized Gain (Loss)
	(in millions, except weighted-average contract rate)
Japanese yen	$634	109.39	$(3)
Malaysian ringgit	101	3.97	(2)
Philippine peso	48	52.69	(1)
Thai baht	162	31.48	(8)
Total designated forward contracts	$945		$(14)

Non-Designated Hedges	Contract Amount	Weighted-Average Contract Rate (1)	Unrealized Gain (Loss)
	(in millions, except weighted-average contract rate)
British pound sterling	$28	0.76	$—
Euro	76	0.86	—
Japanese yen	2,921	108.20	42
Malaysian ringgit	104	4.00	(1)
Philippine peso	80	53.11	—
Thai baht	211	32.42	(4)
Total non-designated forward contracts	$3,420		$37

(1)	Expressed in units of foreign currency per U.S. dollar.

During 2018, 2017 and 2016, total net realized and unrealized transaction and foreign exchange contract currency gains and losses were not material to our Consolidated Financial Statements.

Notwithstanding our efforts to mitigate some foreign exchange risks, we do not hedge all of our foreign currency exposures, and there can be no assurance that our mitigating activities related to the exposures that we hedge will adequately protect us against risks associated with foreign currency fluctuations.

Disclosure About Other Market Risks

Variable Interest Rate Risk

Borrowings under our Revolving Facility and Term Loan A-1 bear interest at a rate per annum, at our option, of either an adjusted London Interbank Offered Rate (“LIBOR”) (subject to a 0.0% floor) plus an applicable margin varying from 1.125% to 2.000% or a base rate plus an applicable margin varying from 0.125% to 1.000%, in each case depending on our corporate credit ratings. As of June 29, 2018, the applicable margin based on our current credit ratings was 1.5%. Borrowings under our U.S. Term Loan B-4 bear interest at a rate per annum, at our option, of either an adjusted LIBOR (subject to a 0.0% floor) plus a margin of 1.75% or a base rate plus a margin of 0.75%.

We have generally held a balance of fixed and variable rate debt. At June 29, 2018, 70% of the par value of our debt was at variable rates. We entered into pay-fixed interest rate swaps, which effectively converts $1.00 billion of our term loans to fixed rates through May 2020 and an incremental $1.00 billion through April 2023. As of June 29, 2018, we had $7.94 billion of variable rate debt. After giving effect to the $2.00 billion of interest rate swaps, we effectively had $5.94 billion of long-term debt subject to variations in interest rates and a one percent increase in the variable rate of interest would increase annual interest expense by $59 million.

For additional information regarding our indebtedness and our interest rate swaps, see Part II, Item 8, Note 6, Debt, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Western Digital Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Western Digital Corporation and subsidiaries (the Company) as of June 29, 2018 and June 30, 2017, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 29, 2018, and the related notes, collectively the consolidated financial statements. We also have audited the Company’s internal control over financial reporting as of June 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 29, 2018 and June 30, 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended June 29, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

We have served as the Company’s auditor since 1970.

August 24, 2018
Irvine, California

WESTERN DIGITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	June 29, 2018	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$5,005	$6,354
Accounts receivable, net	2,197	1,948
Inventories	2,944	2,341
Other current assets	492	413
Total current assets	10,638	11,056
Property, plant and equipment, net	3,095	3,033
Notes receivable and investments in Flash Ventures	2,105	1,340
Goodwill	10,075	10,014
Other intangible assets, net	2,680	3,823
Other non-current assets	642	594
Total assets	$29,235	$29,860
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,265	$2,144
Accounts payable to related parties	259	206
Accrued expenses	1,274	1,255
Accrued compensation	479	506
Current portion of long-term debt	179	233
Total current liabilities	4,456	4,344
Long-term debt	10,993	12,918
Other liabilities	2,255	1,180
Total liabilities	17,704	18,442
Commitments and contingencies (Notes 6, 9, 13 and 16)
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized — 5 shares; issued and outstanding — none	—	—
Common stock, $0.01 par value; authorized — 450 shares; issued — 312 shares in 2018 and 2017; outstanding — 296 shares in 2018 and 294 shares in 2017	3	3
Additional paid-in capital	4,254	4,506
Accumulated other comprehensive loss	(39)	(58)
Retained earnings	8,757	8,633
Treasury stock — common shares at cost; 16 shares in 2018 and 18 shares in 2017	(1,444)	(1,666)
Total shareholders’ equity	11,531	11,418
Total liabilities and shareholders’ equity	$29,235	$29,860

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended
	June 29, 2018	June 30, 2017	July 1, 2016
Revenue, net	$20,647	$19,093	$12,994
Cost of revenue	12,942	13,021	9,559
Gross profit	7,705	6,072	3,435
Operating expenses:
Research and development	2,400	2,441	1,627
Selling, general and administrative	1,473	1,445	997
Employee termination, asset impairment, and other charges	215	232	345
Total operating expenses	4,088	4,118	2,969
Operating income	3,617	1,954	466
Interest and other income (expense):
Interest income	60	26	26
Interest expense	(676)	(847)	(266)
Other expense, net	(916)	(364)	(73)
Total interest and other expense, net	(1,532)	(1,185)	(313)
Income before taxes	2,085	769	153
Income tax expense (benefit)	1,410	372	(89)
Net income	$675	$397	$242

Income per common share
Basic	$2.27	$1.38	$1.01
Diluted	$2.20	$1.34	$1.00
Weighted average shares outstanding:
Basic	297	288	239
Diluted	307	296	242

Cash dividends declared per share	$2.00	$2.00	$2.00

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended
	June 29, 2018	June 30, 2017	July 1, 2016
Net income	$675	$397	$242
Other comprehensive income (loss), before tax:
Actuarial pension gain (loss)	(2)	39	(73)
Foreign currency translation adjustment	18	(115)	74
Net unrealized gain (loss) on derivative contracts and available-for-sale securities	7	(75)	99
Total other comprehensive income (loss), before tax	23	(151)	100
Income tax benefit (expense) related to items of other comprehensive income (loss), before tax	(4)	(10)	23
Other comprehensive income (loss), net of tax	19	(161)	123
Total comprehensive income	$694	$236	$365

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended
	June 29, 2018	June 30, 2017	July 1, 2016
Cash flows from operating activities
Net income	$675	$397	$242
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	2,056	2,128	1,154
Stock-based compensation	377	394	191
Deferred income taxes	(348)	12	(149)
Loss on disposal of assets	21	18	22
Write-off of issuance costs and amortization of debt discounts	221	285	39
Cash premium on extinguishment of debt	720	—	—
Loss on convertible debt and related instruments	—	5	58
Non-cash portion of employee termination, asset impairment and other charges	16	13	41
Other non-cash operating activities, net	(19)	94	11
Changes in:
Accounts receivable, net	(244)	(487)	466
Inventories	(598)	(204)	306
Accounts payable	(15)	223	(299)
Accounts payable to related parties	53	38	(115)
Accrued expenses	(17)	231	102
Accrued compensation	(26)	115	(94)
Other assets and liabilities, net	1,333	175	8
Net cash provided by operating activities	4,205	3,437	1,983
Cash flows from investing activities
Purchases of property, plant and equipment	(835)	(578)	(584)
Proceeds from the sale of property, plant and equipment	26	21	—
Acquisitions, net of cash acquired	(100)	—	(9,835)
Purchases of investments	(89)	(281)	(632)
Proceeds from sale of investments	48	94	1,204
Proceeds from maturities of investments	19	417	405
Investments in Flash Ventures	—	(20)	—
Notes receivable issuances to Flash Ventures	(1,313)	(549)	(106)
Notes receivable proceeds from Flash Ventures	571	292	16
Strategic investments and other, net	18	(32)	(76)
Net cash used in investing activities	(1,655)	(636)	(9,608)
Cash flows from financing activities
Issuance of stock under employee stock plans	220	235	117
Taxes paid on vested stock awards under employee stock plans	(171)	(124)	(50)
Excess tax benefits from employee stock plans	—	119	7
Proceeds from acquired call option	—	61	409
Settlement of convertible debt	—	(492)	(2,611)
Repurchases of common stock	(591)	—	(60)
Dividends paid to shareholders	(593)	(574)	(464)
Settlement of debt hedge contracts	28	(21)	—
Proceeds from (repayment of) revolving credit facility	500	—	(255)
Repayment of debt and premiums	(17,074)	(11,697)	(2,313)
Proceeds from debt	13,840	7,908	17,108
Debt issuance costs	(59)	(10)	(524)
Payment upon settlement of acquired warrants	—	—	(613)
Net cash provided by (used in) financing activities	(3,900)	(4,595)	10,751
Effect of exchange rate changes on cash	1	(3)	1
Net increase (decrease) in cash and cash equivalents	(1,349)	(1,797)	3,127
Cash and cash equivalents, beginning of year	6,354	8,151	5,024
Cash and cash equivalents, end of year	$5,005	$6,354	$8,151
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$220	$184	$26
Cash paid for interest	$708	$777	$113
Supplemental disclosure of non-cash investing and financing activities:
Common stock issued and equity awards assumed in connection with acquisition	$—	$—	$1,822
Shares issued in conjunction with settlement of convertible notes	$—	$16	$94
Shares received in conjunction with assumed call options	$—	$(11)	$(70)

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at July 3, 2015	261	$3	(31)	$(2,299)	$2,428	$(20)	$9,107	$9,219
Net income	—	—	—	—	—	—	242	242
Employee stock plans	—	—	5	191	(124)	—	—	67
Stock-based compensation	—	—	—	—	191	—	—	191
Common stock issued in connection with acquisition	49	—	—	—	1,764	—	—	1,764
Stock awards assumed in acquisition	—	—	—	—	58	—	—	58
Increase in excess tax benefits from employee stock plans	—	—	—	—	7	—	—	7
Shares issued in conjunction with settlement of convertible notes	2	—	—	—	94	—	—	94
Shares received in conjunction with assumed call options	—	—	(1)	(70)	—	—	—	(70)
Repurchases of common stock	—	—	(1)	(60)	—	—	—	(60)
Dividends to shareholders	—	—	—	—	11	—	(501)	(490)
Actuarial pension loss	—	—	—	—	—	(50)	—	(50)
Foreign currency translation adjustment	—	—	—	—	—	74	—	74
Net unrealized gain on derivative contracts	—	—	—	—	—	99	—	99
Balance at July 1, 2016	312	3	(28)	(2,238)	4,429	103	8,848	11,145
Net income	—	—	—	—	—	—	397	397
Employee stock plans	—	—	10	583	(472)	—	—	111
Stock-based compensation	—	—	—	—	394	—	—	394
Increase in excess tax benefits from employee stock plans	—	—	—	—	104	—	—	104
Shares issued in conjunction with settlement of convertible notes	—	—	—	—	16	—	—	16
Shares received in conjunction with assumed call options	—	—	—	(11)	—	—	—	(11)
Dividends to shareholders	—	—	—	—	35	—	(612)	(577)
Actuarial pension gain	—	—	—	—	—	27	—	27
Foreign currency translation adjustment	—	—	—	—	—	(113)	—	(113)
Net unrealized loss on derivative contracts and available-for-sale securities	—	—	—	—	—	(75)	—	(75)
Balance at June 30, 2017	312	3	(18)	(1,666)	4,506	(58)	8,633	11,418
Net income	—	—	—	—	—	—	675	675
Adoption of New Accounting Standards	—	—	—	—	(19)	—	70	51
Employee stock plans	—	—	9	813	(764)	—	—	49
Stock-based compensation	—	—	—	—	377	—	—	377
Equity value of convertible debt issuance, net of deferred taxes	—	—	—	—	125	—	—	125
Repurchases of common stock	—	—	(7)	(591)	—	—	—	(591)
Dividends to shareholders	—	—	—	—	29	—	(621)	(592)
Actuarial pension loss	—	—	—	—	—	(1)	—	(1)
Foreign currency translation adjustment	—	—	—	—	—	18	—	18
Net unrealized gain on derivative contracts and available-for-sale securities	—	—	—	—	—	2	—	2
Balance at June 29, 2018	312	$3	(16)	$(1,444)	$4,254	$(39)	$8,757	$11,531

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Basis of Presentation

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

Fiscal Year

The Company’s fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every six years, the Company reports a 53-week fiscal year to align the fiscal year with the foregoing policy. Fiscal years 2018, which ended on June 29, 2018; 2017, which ended on June 30, 2017; and 2016, which ended on July 1, 2016, were each comprised of 52 weeks, with all quarters presented consisting of 13 weeks.

Basis of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The functional currency of most of the Company’s foreign subsidiaries is the U.S. dollar. The accounts of these foreign subsidiaries have been remeasured using the U.S. dollar as the functional currency. Gains or losses resulting from remeasurement of these accounts from local currencies into U.S. dollars were immaterial to the Consolidated Financial Statements. Financial statements of the Company’s foreign subsidiaries for which the functional currency is the local currency are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for statement of operations items. Translation adjustments are recorded in accumulated other comprehensive income, a component of shareholders’ equity.

Reclassifications

Certain prior year amounts have been reclassified in the consolidated balance sheets to conform to the current year presentation.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Available-for-Sale Securities

The Company invests in U.S. Treasury securities, U.S. and International Government agency securities, certificates of deposit, asset-backed securities, and corporate and municipal notes and bonds, with original maturities at purchase of more than three months. These investments are classified as available-for-sale securities and included within other non-current assets in the Consolidated Balance Sheets. Available-for-sale securities are stated at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss), which is a component of shareholders’ equity. Gains and losses on available-for-sale securities are recorded based on the specific identification method. The Company evaluates the available-for-sale securities in an unrealized loss position for other-than-temporary impairment. The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in Other expense, net in the Consolidated Statement of Operations. In addition, realized gains and losses are included in Other expense, net in the Consolidated Statement of Operations.

Equity Investments

The Company enters into certain strategic investments for the promotion of business and strategic objectives. The equity method of accounting is used if the Company’s ownership interest is greater than or equal to 20% but less than a majority or where the Company has the ability to exercise significant influence over operating and financial policies. The Company’s equity in the earnings or losses in equity-method investments is recognized in Other expense, net, in the Consolidated Statement of Operations.

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

Inventories

The Company values inventories at the lower of cost (first-in, first out) or net realizable value. The first-in, first-out (“FIFO”) method is used to value the cost of the majority of the Company’s inventories. Inventory write-downs are recorded for the valuation of inventory at the lower of cost or net realizable value by analyzing market conditions and estimates of future sales prices as compared to inventory costs and inventory balances.

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

Goodwill and Other Long-Lived Assets

Goodwill is not amortized. Instead, it is tested for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that goodwill may be impaired. The Company performs an annual impairment test as of the first day of its fiscal fourth quarter. The Company uses qualitative factors to determine whether goodwill is more likely than not impaired and whether a quantitative test for impairment is considered necessary. If the Company concludes from the qualitative assessment that goodwill is more likely than not impaired, the Company is required to perform a quantitative approach to determine the amount of impairment. The Company is required to use judgment when applying the goodwill impairment test, including the identification of reporting units, assignment of assets, liabilities and goodwill to reporting units, and determination of the fair value of each reporting unit. In addition, the estimates used to determine the fair value of reporting units may change based on results of operations, macroeconomic conditions or other factors. Changes in these estimates could materially affect the Company’s assessment of the fair value and goodwill impairment. If the Company’s stock price decreases significantly, goodwill could become impaired, which could result in a material charge and adversely affect the Company’s results of operations.

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

Other long-lived intangible assets are amortized over their estimated useful lives based on the pattern in which the economic benefits are expected to be received. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If impairment is indicated, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. See Note 7, Goodwill and Other Intangible Assets, for additional disclosures related to the Company’s other intangible assets.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Litigation and Other Contingencies

When the Company becomes aware of a claim or potential claim, the Company assesses the likelihood of any loss or exposure. The Company discloses information regarding each material claim where the likelihood of a loss contingency is probable or reasonably possible. If a loss contingency is probable and the amount of the loss can be reasonably estimated, the Company records an accrual for the loss. In such cases, there may be an exposure to potential loss in excess of the amount accrued. Where a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, the Company discloses an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible losses is not material to the Company’s financial position, results of operations or cash flows. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. The actual outcome of such matters could differ materially from management’s estimates. See Note 16, Legal Proceedings, for additional disclosures related to the Company’s litigation.

Advertising Expense

Advertising costs are expensed as incurred and amounted to $112 million, $89 million and $60 million in 2018, 2017 and 2016, respectively. These expenses are included in Selling, general and administrative (“SG&A”) in the Consolidated Statements of Operations.

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

Derivative Contracts

The majority of the Company’s transactions are in U.S. dollars; however, some transactions are based in various foreign currencies. The Company purchases foreign exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedging transactions is to minimize the impact of foreign currency fluctuations on the Company’s results of operations. These contract maturity dates do not exceed 12 months. All foreign exchange contracts are for risk management purposes only. The Company does not purchase foreign exchange contracts for speculative or trading purposes. The Company had foreign exchange contracts with commercial banks for British pound sterling, European euro, Japanese yen, Malaysian ringgit, Philippine peso, Singapore dollar and Thai baht, which had an aggregate notional amount of $4.37 billion and $2.79 billion at June 29, 2018 and June 30, 2017, respectively.

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

A change in the fair value of undesignated hedges is recognized in earnings in the period incurred and is reported in Other expense, net. See Note 4, Fair Value Measurements and Investments, and Note 5, Derivative Instruments and Hedging Activities, for additional disclosures related to the Company’s foreign exchange contracts.

The Company accounts for its interest rate swaps as designated cash flow hedges to mitigate variations in interest payments under a portion of its LIBOR-based term loans due to variations in the LIBOR index. The Company pays interest monthly at a fixed rate and receives interest monthly at the LIBOR rate on the notional amount of the contract. The effective portion of the change in fair value of this designated cash flow hedge is deferred in Other comprehensive income (loss), net of tax, with any ineffective portion recognized in Other income (expense), net. See Note 5, Derivative Instruments and Hedging Activities, and Note 6, Debt, for further discussion on interest rate swaps.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, “Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 simplifies the test for goodwill impairment by removing Step 2 from the goodwill impairment test. Companies will now perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value not to exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. As permitted by ASU 2017-04, the Company has elected to early adopt this standard for its fiscal 2018 goodwill impairment test, which was performed as of the first day of the Company’s fourth quarter, March 31, 2018. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for stock-based payment transactions and states that, among other things, all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement and an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The Company adopted this standard in the first quarter of 2018 using the modified retrospective approach. This adoption resulted in a one-time net increase to beginning retained earnings of $70 million, consisting of a $58 million cumulative adjustment for the previously unrecognized windfall tax benefits related to previous vesting and exercises of stock-based awards, and a $19 million cumulative adjustment related to the change in accounting policy for estimated forfeitures and share cancellations, partially offset by a decrease of $7 million for the related tax impacts of change in forfeiture policy. In addition, upon adoption of the new standard in the Company’s first quarter of 2018, the Company began prospectively reflecting the tax deficiencies and benefits as an operating activity, rather than as a financing activity under the previous standard, in the Company’s Consolidated Statements of Cash Flows. For the year ended June 29, 2018, the Company recognized net excess tax benefits $78 million, as a component of Income tax expense (benefit).

In July 2015, the FASB issued ASU No. 2015‑11, “Inventory (Topic 330) - Simplifying the Measurement of Inventory” (“ASU 2015‑11”), which dictates that an entity should measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company adopted this standard in the first quarter of 2018. The Company’s adoption of ASU 2015‑11 did not have a material impact on its Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”). ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 Act. Consequently, the amendments eliminate the stranded tax effects resulting from the 2017 Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the 2017 Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this update also require certain disclosures about stranded tax effects. The Company early adopted this standard effective June 30, 2018, the beginning of the first quarter of 2019. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). ASU 2017-12 simplifies hedge accounting through changes to both designation and measurement requirements. For hedges that qualify as highly effective, the new standard eliminates the requirement to separately measure and record hedge ineffectiveness, resulting in better alignment between the presentation of the effects of the hedging instrument and the hedged item in the financial statements. The Company adopted this standard effective June 30, 2018, the beginning of the first quarter of 2019. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). ASU 2017-09 provides clarification when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. This ASU is effective prospectively and was adopted effective June 30, 2018, the beginning of the first quarter of 2019. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.

In March 2017, the FASB issued ASU No. 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”). ASU 2017-07 requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The Company adopted this standard effective June 30, 2018, the beginning of the first quarter of 2019. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 narrows the definition of a “business”. This standard provides guidance to assist entities with evaluating when a set of transferred assets and activities is a business. The Company adopted this standard effective June 30, 2018, the beginning of the first quarter of 2019, and applied it prospectively to transactions occurring thereafter. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”). ASU 2016-16 removes the prohibition in the FASB ASC Topic 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The new standard is intended to reduce the complexity of accounting principles generally accepted in the United States (“U.S. GAAP”) and diversity in practice related to the tax consequences of certain types of intra-entity asset transfers, particularly those involving IP. The Company adopted this standard effective June 30, 2018, the beginning of the first quarter of 2019. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 seeks to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, including trade receivables, and other commitments to extend credit held by a reporting entity at each reporting date. The amendments require an entity to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects current expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, which for the Company is the first quarter of fiscal 2021. The Company is currently evaluating the impact this update will have on its Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 supersedes ASC 840 “Leases”. The amendments in this update require, among other things, that lessees recognize the following for all leases (unless a policy election is made by class of underlying asset to exclude short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Based on the standard as originally issued, lessees and lessors were to apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. However, the FASB issued ASU 2018-11 on July 30, 2018, which allows entities to apply the provisions of ASC 842 at the effective date without adjusting comparative periods. The standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. As the Company plans for the adoption of this standard, the Company has completed its first phase of globally identifying its leases including the identification of embedded leases. The Company is in the process of identifying changes to its processes, internal controls and system requirements and configurations that would result from the new lease standard. The Company’s implementation efforts are progressing as planned. The Company expects to adopt this standard in the first quarter of fiscal 2020 and expects to elect the practical expedient to not present historical comparative information. The Company continues to evaluate the impact ASU 2016-02 will have on its Consolidated Financial Statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 provides guidance related to accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments, including the requirement to measure certain equity investments at fair value with changes in fair value recognized in net income. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The Company adopted this standard effective June 30, 2018, the beginning of the first quarter of 2019. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASC Topic 606”), which amends the guidance in former ASC Topic 605, “Revenue Recognition” (“ASC Topic 605”), to provide a single, comprehensive revenue recognition model for all contracts with customers. ASC Topic 606 requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which an entity expects to be entitled in exchange for those goods or services. The new standard also requires entities to enhance disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted the new standard effective June 30, 2018, the beginning of the first quarter of 2019, using the modified retrospective method, with the cumulative effect of initially applying the guidance recognized at the date of initial application.

The implementation of the new standard will impact the recognition of the Company’s revenue and cost as follows:

•
Substantially all of the Company’s current revenue is from the sale of hardware products. The Company does not believe that there are any material changes to the timing or amount of revenue for these types of sales under the new standard as the majority of the Company’s revenue is recognized at a point in time.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•
For sales-based royalties, the Company will estimate and recognize revenue in the period the royalty-bearing sales occur as opposed to the existing treatment of recognizing revenue in the period the royalty report is received. This change will result in the acceleration of revenue recognition by one fiscal quarter as well as fluctuations between the estimated and actual reported sales-based royalties, which the Company does not expect to be material.

•	For other revenue streams such as multi-element transactions, software and IP licenses, these transactions are immaterial and the related changes to revenue recognition will not be material.

•
For assets recognized from costs incurred to obtain or fulfill a contract, the Company does not expect to have material capitalized fees for contracts where the amortization period is greater than one year. The Company will continue to expense these costs as incurred.

•	The Company’s revenue disclosures will expand and may require judgment in certain areas.

The adoption of the new revenue standard resulted in a post-tax adjustment of approximately $54 million to increase the beginning retained earnings for fiscal year 2019 for uncompleted contracts for which revenue will not be recognized in the future periods under ASC Topic 606. The Company continues to evaluate the effect that ASC Topic 606 will have on its Consolidated Financial Statements, including the impact on income tax expense and related balance sheet accounts. Changes to the Company’s processes, internal controls and systems as a result of the adoption of this new revenue standard were not significant.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Supplemental Financial Statement Data

Accounts receivable, net

From time to time, in connection with factoring agreements, the Company sells trade accounts receivable without recourse to third party purchasers in exchange for cash. During 2018, the Company sold trade accounts receivable and received cash proceeds of $57 million. The discounts on the trade accounts receivable sold during 2018 were not material and were recorded within Other expense, net in the Consolidated Financial Statements. During 2017, the Company did not sell any trade accounts receivable.

Inventories

	June 29, 2018	June 30, 2017
	(in millions)
Inventories:
Raw materials and component parts	$1,048	$646
Work-in-process	878	632
Finished goods	1,018	1,063
Total inventories	$2,944	$2,341

Property, plant and equipment, net

	June 29, 2018	June 30, 2017
	(in millions)
Property, plant, and equipment:
Land and buildings	$1,998	$1,855
Machinery and equipment	7,209	6,815
Computer equipment and software	440	404
Furniture and fixtures	48	49
Leasehold improvements	257	259
Construction-in-process	234	144
Property, plant and equipment, gross	10,186	9,526
Accumulated depreciation	(7,091)	(6,493)
Property, plant, and equipment, net	$3,095	$3,033

Depreciation expense of property, plant, and equipment totaled $871 million, $960 million and $888 million in 2018, 2017 and 2016, respectively.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product warranty liability

Changes in the warranty accrual were as follows:

	2018	2017	2016
	(in millions)
Warranty accrual, beginning of period	$311	$279	$221
Warranty liabilities assumed as a result of acquisitions	—	—	45
Charges to operations	176	177	162
Utilization	(151)	(151)	(178)
Changes in estimate related to pre-existing warranties	(18)	6	29
Warranty accrual, end of period	$318	$311	$279

In 2018, the Company updated its estimate of the timing of its expected expenditures for warranty obligations resulting in a reclassification from current to long-term warranty obligations. The current portion of the warranty accrual classified in Accrued expenses was $168 million and $186 million as of June 29, 2018 and June 30, 2017, respectively, with the long-term portion of $150 million and $125 million, respectively, classified in Other liabilities.

Other liabilities

	2018	2017
	(in millions)
Other non-current liabilities:
Non-current net tax payable	$1,315	$—
Other non-current liabilities	940	1,180
Total other non-current liabilities	$2,255	$1,180

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated other comprehensive income (loss)

Other comprehensive income (“OCI”), net of tax refers to expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income. The following table illustrates the changes in the balances of each component of Accumulated other comprehensive income (loss) (“AOCI”):

	Actuarial Pension Gains (Losses)	Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Derivative Contracts and Available for Sale Securities	Total Accumulated Comprehensive Income (Loss)
	(in millions)
Balance at July 1, 2016	$(45)	$74	$74	$103
Other comprehensive income (loss) before reclassifications	39	(115)	(45)	(121)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(30)	(30)
Income tax benefit (expense) related to items of other comprehensive income (loss)	(12)	2	—	(10)
Net current-period other comprehensive income (loss)	27	(113)	(75)	(161)
Balance at June 30, 2017	$(18)	$(39)	$(1)	$(58)
Other comprehensive income (loss) before reclassifications	(2)	18	25	41
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(18)	(18)
Income tax benefit (expense) related to items of other comprehensive income (loss)	1	—	(5)	(4)
Net current-period other comprehensive income (loss)	(1)	18	2	19
Balance at June 29, 2018	$(19)	$(21)	$1	$(39)

The following table illustrates the significant amounts of each component reclassified out of AOCI to the Consolidated Statements of Operations:

AOCI Component	2018	2017	2016	Statement of Operations Line Item
	(in millions)
Unrealized holding gain (loss) on designated hedging activities:
Foreign exchange contracts	$16	$33	$(17)	Cost of revenue
Foreign exchange contracts	2	(3)	(34)	Research and development
Total reclassifications for the period	$18	$30	$(51)

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Fair Value Measurements and Investments

The Company’s total cash, cash equivalents and available-for-sale securities was as follows:

	June 29, 2018	June 30, 2017
	(in millions)
Cash and cash equivalents	$5,005	$6,354
Short-term available-for-sale securities (included within Other current assets)	23	24
Long-term available-for-sale securities (included within Other non-current assets)	93	94
Total cash, cash equivalents and available-for-sale securities	$5,121	$6,472

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

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 29, 2018 and June 30, 2017, and indicate the fair value hierarchy of the valuation techniques utilized to determine such values:

	June 29, 2018
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents:
Money market funds	$2,554	$—	$—	$2,554
Certificates of deposit	—	4	—	4
Total cash equivalents	2,554	4	—	2,558
Short-term available-for-sale securities:
U.S. Treasury securities	3	—	—	3
Corporate notes and bonds	—	12	—	12
Asset-backed securities	—	4	—	4
Municipal notes and bonds	—	2	—	2
Equity securities	2	—	—	2
Total short-term available-for-sale securities	5	18	—	23
Long-term available-for-sale securities:
U.S. Treasury securities	3	—	—	3
U.S. Government agency securities	—	5	—	5
International government securities	—	1	—	1
Corporate notes and bonds	—	65	—	65
Asset-backed securities	—	8	—	8
Municipal notes and bonds	—	11	—	11
Total long-term available-for-sale securities	3	90	—	93
Foreign exchange contracts	—	51	—	51
Interest rate swap contract	—	16	—	16
Total assets at fair value	$2,562	$179	$—	$2,741
Liabilities:
Foreign exchange contracts	$—	$28	$—	$28
Total liabilities at fair value	$—	$28	$—	$28

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30, 2017
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents:
Money market funds	$2,836	$—	$—	$2,836
Certificates of deposit	—	10	—	10
Total cash equivalents	2,836	10	—	2,846
Short-term available-for-sale securities:
Corporate notes and bonds	—	11	—	11
Asset-backed securities	—	7	—	7
Municipal notes and bonds	—	2	—	2
Equity securities	4	—	—	4
Total short-term available-for-sale securities	4	20	—	24
Long-term available-for-sale securities:
U.S. Treasury securities	5	—	—	5
U.S. Government agency securities	—	5	—	5
International government securities	—	1	—	1
Corporate notes and bonds	—	67	—	67
Asset-backed securities	—	7	—	7
Municipal notes and bonds	—	9	—	9
Total long-term available-for-sale securities	5	89	—	94
Foreign exchange contracts	—	16	—	16
Total assets at fair value	$2,845	$135	$—	$2,980
Liabilities:
Foreign exchange contracts	$—	$8	$—	$8
Interest rate swap contract	—	1	—	1
Exchange options	—	—	1	1
Total liabilities at fair value	$—	$9	$1	$10

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

Foreign Exchange Contracts. The Company’s foreign exchange contracts are short-term contracts to hedge the Company’s foreign currency risk. Foreign exchange contracts are valued using an income approach that is based on a present value of future cash flows model. The market-based observable inputs for the model include forward rates and credit default swap rates. For more information on the Company’s foreign exchange contracts, see Note 5, Derivative Instruments and Hedging Activities. Derivative assets and liabilities are reflected in the Company’s Consolidated Balance Sheet under Other current assets and Accrued expenses, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

Exchange Options. The Company’s 2020 Convertible Notes (as defined in Note 6, Debt) were bifurcated into a debt host and exchange option for accounting purposes. The exchange options are accounted for as derivative liabilities because they are predominantly settled in cash.

The fair value measurement of the exchange options arising from the Company’s 2020 Convertible Notes, which are not actively traded, is determined using unobservable inputs (Level 3). These inputs include (i) the estimated amount and timing of settlement of the underlying debt; (ii) the probability of the achievement of the factor(s) on which the settlement is based; (iii) the risk-adjusted discount rate based on the expected term to maturity of the debt; and (iv) the economic incentive for holders to exercise their exchange option. Significant increases or decreases in any of those inputs in isolation could result in a significantly lower or higher fair value measurement.

During 2018 and 2017, the Company had no transfers of financial assets and liabilities between levels.

Available-for-Sale Securities

The cost basis of the Company’s investments classified as available-for-sale securities, individually and in the aggregate, approximated its fair value as of June 29, 2018 and June 30, 2017.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments Not Carried at Fair Value

The carrying value of the Company’s revolving credit facility approximates its fair value given the revolving nature of the balance and the variable market interest rate. For financial instruments where the carrying value (which includes principal adjusted for any unamortized issuance costs, and discounts or premiums) differs from fair value (which is based on quoted market prices), the following table represents the related carrying value and fair value for each of the Company’s outstanding financial instruments. Each of the financial instruments presented below was categorized as Level 2 for all periods presented, based on the frequency of trading immediately prior to the end of the fourth quarter of 2018 and the fourth quarter of 2017, respectively.

	June 29, 2018		June 30, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
0.50% convertible senior notes due 2020	$31	$34	$30	$34
Variable interest rate Term Loan A maturing 2021	—	—	4,074	4,130
Variable interest rate Term Loan A-1 maturing 2023	4,982	5,013	—	—
Variable interest rate U.S. Term Loan B-2 maturing 2023	—	—	2,968	2,989
Variable interest rate U.S. Term Loan B-4 maturing 2023	2,448	2,452	—	—
Variable interest rate Euro Term Loan B-2 maturing 2023(1)	—	—	1,000	1,010
7.375% senior secured notes due 2023	—	—	1,835	2,062
1.50% convertible notes due 2024	931	1,114	—	—
10.50% senior unsecured notes due 2024	—	—	3,244	3,956
4.750% senior unsecured notes due 2026	2,280	2,238	—	—
Total	$10,672	$10,851	$13,151	$14,181

(1)	Euro Term Loan B-2 outstanding principal amount as of June 30, 2017 was based upon the Euro to U.S. dollar exchange rate as of that date.

Equity Method Investments

The Company has joint venture investments with Toshiba Memory Corporation and with Unisplendour Corporation Limited and Unissoft (Wuxi) Group Co. Ltd. (“Unis”). See Note 9, Commitments, Contingencies and Related Parties, for further discussion regarding these joint ventures.

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

In 2018 and 2017, the Company recorded impairment charges and losses related to the sale of these cost method investments of $17 million and $55 million, respectively, which were included in Other expense, net in the Consolidated Statements of Operations. There were no impairments in 2016 related to these investments. As of June 29, 2018 and June 30, 2017, these investments aggregated $39 million and $91 million, respectively, and are reported under Other non-current assets in the Consolidated Balance Sheets.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Derivative Instruments and Hedging Activities

As of June 29, 2018, the Company had outstanding foreign exchange forward contracts that were designated as either cash flow hedges or non-designated hedges. The contract maturity dates of these foreign exchange forward contracts do not exceed 12 months. In addition, the Company had outstanding interest rate swaps that were designated as cash flow hedges. The Company determined the ineffective portion and the amount excluded for effectiveness testing associated with its cash flow hedges to be immaterial to the Consolidated Financial Statements for 2018, 2017 and 2016.

As of June 29, 2018, the amount of existing net gains related to cash flow hedges recorded in AOCI was $2 million, of which the majority is expected to be reclassified to earnings over the next twelve months. In addition, as of June 29, 2018, the Company did not have any foreign exchange forward contracts with credit-risk-related contingent features.

Changes in fair values of the non-designated foreign exchange contracts are recognized in other income (expense), net and are largely offset by corresponding changes in the fair values of the foreign currency denominated monetary assets and liabilities. During 2018, 2017 and 2016, total net realized and unrealized transaction and foreign exchange contract currency gains and losses were not material to the Company’s Consolidated Financial Statements.

See Note 4, Fair Value Measurements and Investments, for additional disclosures related to the fair value of the Company’s foreign exchange forward contracts.

Netting Arrangements

Under certain provisions and conditions within agreements with counterparties to the Company’s foreign exchange forward contracts, subject to applicable requirements, the Company has the right of offset associated with the Company’s foreign exchange forward contracts and is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. As of June 29, 2018 and June 30, 2017, the effect of rights of offset was not material and the Company did not offset or net the fair value amounts of derivative instruments in its Consolidated Balance Sheets.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Debt

Debt consisted of the following as of June 29, 2018 and June 30, 2017:

	June 29, 2018	June 30, 2017
	(in millions)
0.50% convertible senior notes due 2020	$35	$35
Revolving credit facility maturing 2023	500	—
Variable interest rate Term Loan A maturing 2021	—	4,125
Variable interest rate Term Loan A-1 maturing 2023	4,991	—
Variable interest rate U.S. Term Loan B-2 maturing 2023	—	2,970
Variable interest rate U.S. Term Loan B-4 maturing 2023	2,449	—
Variable interest rate Euro Term Loan B-2 maturing 2023(1)	—	1,001
7.375% senior secured notes due 2023	—	1,875
1.50% convertible notes due 2024	1,100	—
10.50% senior unsecured notes due 2024	—	3,350
4.750% senior unsecured notes due 2026	2,300	—
Total debt	11,375	13,356
Issuance costs and debt discounts	(203)	(205)
Subtotal	11,172	13,151
Less current portion of long-term debt	(179)	(233)
Long-term debt	$10,993	$12,918

(1)	Euro Term Loan B-2 outstanding principal amount as of June 30, 2017 was based upon the Euro to U.S. dollar exchange rate as of that date.

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

The Term Loan A-1 bears interest at a per annum rate equal to, at the Company’s option, either an adjusted London Interbank Offered Rate (“LIBOR”) rate, subject to a 0.00% floor, plus an applicable margin varying from 1.125% to 2.000% or a base rate plus an applicable margin varying from 0.125% to 1.000%, in each case depending on the Company’s corporate credit ratings. Currently the Company has selected the LIBOR rate option, and the applicable rate was 3.59% as of June 29, 2018. Principal payments are due in quarterly installments of (i) 0.625% per quarter from June 2018 through March 2019 and (ii) 1.25% per quarter from June 2019 through December 2022, with the remaining balance payable on February 27, 2023. The Term Loan A-1 issuance costs are amortized to interest expense over the term of the loan, and as of June 29, 2018, issuance costs of $8 million remained unamortized.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2017, the Company entered into an interest rate swap for $1.00 billion notional amount which it has designated as a cash flow hedge to mitigate variations in interest payments under a portion of its LIBOR-based term loans due to variations in the LIBOR index. Under the agreement, the Company pays interest monthly at a fixed rate of 1.66% and receives a LIBOR rate on the notional amount of the contract through May 2020. In addition, in April 2018, the Company entered into an interest rate swap for $1.00 billion notional amount which it has designated as a cash flow hedge to mitigate variations in interest payments under a portion of its LIBOR-based term loans due to variations in the LIBOR index. Under the agreement, the Company pays interest monthly at a fixed rate of 2.75% and receives a LIBOR rate on the notional amount of the contract through February 2023.

Proceeds of $500 million were drawn under the Revolving Facility and were used to fund a voluntary partial prepayment of the Company’s existing U.S. Dollar denominated term B-3 loans (“U.S. Term Loan B-3”). Loans under the Revolving Facility bear interest, at the Company’s option, at either LIBOR plus an applicable margin varying from 1.125% to 2.000% or a base rate plus an applicable margin varying from 0.125% to 1.000%, in each case depending on the Company’s corporate credit ratings. Currently the Company has selected the LIBOR rate option, and the applicable interest rate was 3.59% as of June 29, 2018. The Company will also pay an unused commitment fee on the Revolving Facility ranging from 0.120% to 0.350% based on the Company’s corporate credit ratings as described in the indenture, with an initial fee of 0.250%. As of June 29, 2018, the Company had $1.75 billion of additional borrowing availability under the Revolving Facility.

In November 2017, the Company borrowed $2.96 billion under U.S. Term Loan B-3 under its Credit Agreement and used the proceeds of this new loan to prepay in full the U.S. Term Loan B-2 previously outstanding under the Credit Agreement. During the year ended June 29, 2018, the Company funded a voluntary partial prepayment of $500 million, using proceeds from the Revolving Facility. In May 2018, the Company borrowed $2.46 billion under U.S. Term Loan B-4 under its Credit Agreement and used the proceeds of this new loan to prepay in full the U.S. Term Loan B-3 previously outstanding under the Credit Agreement. The U.S. Term Loan B-4 has an interest rate equal to, at the Company’s option, either an adjusted LIBOR rate, subject to a 0.00% floor, plus 1.75% or a base rate plus 0.75%. Currently the Company has selected the LIBOR rate option, and the applicable interest rate was 3.84% as of June 29, 2018. Principal payments on U.S. Term Loan B-4 of 0.25% are due quarterly and began on June 29, 2018 with the balance due on April 29, 2023. The U.S. Term Loan B-4 issuance costs are amortized to interest expense over the term of the loan and as of June 29, 2018, issuance costs of $1 million remained unamortized.

The Revolving Facility, Term Loan A-1 and Term Loan B-4 are unconditionally guaranteed by each of the guarantors under the Credit Agreement and are secured on a first-priority basis (subject to permitted liens) by a lien on the same collateral that secure the other loans under the Credit Agreement; provided that the security and guarantees will be automatically suspended upon certain conditions.

The Company assumed the 0.5% convertible senior notes due November 15, 2020 (the “2020 Convertible Notes”) in connection with its acquisition of SanDisk Corporation (“SanDisk”), pursuant to an Agreement and Plan of Merger (the “Merger”), on May 12, 2016 (the “SanDisk Closing Date”). As of June 29, 2018, $35 million principal amount of the 2020 Convertible Notes was outstanding and had a conversion rate of 10.9006 units of reference property per $1,000 principal amount of the 2020 Convertible Notes, corresponding to 2.6020 shares of the Company’s common stock and $735.79 of cash, subject to adjustments under the indenture. The 2020 Convertible Notes are not currently exchangeable into reference property.

The 2020 Convertible Notes were bifurcated into a debt host and exchange option for accounting purposes. The exchange options are accounted for as a derivative liability because they are predominantly settled in cash. Changes in the fair value of the exchange options are reported, and will be reported until the Company extinguishes the related debt, in Other expense, net in the Consolidated Statements of Operations. The exchange options are measured and reported at fair value on a recurring basis, within Level 3 of the fair value hierarchy. The fair value of the unredeemed and unsettled exchange options is reported in Accrued expenses and Other liabilities in the Consolidated Balance Sheets. See Note 4, Fair Value Measurements and Investments, for additional disclosures related to the fair values of the exchange options. For 2018, the change in the fair value of the outstanding exchange options related to the 2020 Notes resulted in an immaterial loss.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2018, the Company issued $1.10 billion aggregate principal amount of convertible senior notes due February 1, 2024 (the “2024 Convertible Notes”). The 2024 Convertible Notes bear interest at an annual rate of 1.50% with interest payable on February 1 and August 1 of each year. The Company is not required to make principal payments on the 2024 Convertible Notes prior to the maturity date. The 2024 Convertible Notes are jointly and severally guaranteed by certain material domestic subsidiaries of the Company.

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

The Company separately accounts for the liability and equity components of the 2024 Convertible Notes. The value of the liability component as of the date of issuance was recognized at the present value of its cash flows using a discount rate of 4.375%, the Company’s borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature, resulting in a debt discount of $165 million, which was allocated to equity as the value of the conversion feature. The 2024 Convertible Notes debt issuance costs were approximately $18 million, of which $15 million was allocated to the debt component and $3 million was allocated to equity. The debt discount and issuance costs are amortized to interest expense over the term of the 2024 Convertible Notes. As of June 29, 2018, debt discount and issuance cost of $169 million remained unamortized.

In February 2018, the Company issued $2.30 billion aggregate principal amount of senior unsecured notes due February 15, 2026 (the “2026 Senior Unsecured Notes”). The 2026 Senior Unsecured Notes bear interest at an annual rate of 4.750% with interest payable on February 15 and August 15 of each year. The Company is not required to make principal payments on the 2026 Senior Unsecured Notes prior to the maturity date. The 2026 Senior Unsecured Notes are jointly and severally guaranteed by certain material domestic subsidiaries of the Company. The 2026 Senior Unsecured Notes issuance costs are amortized to interest expense over the term of the 2026 Senior Unsecured Notes and as of June 29, 2018, issuance costs of $20 million remained unamortized.

In February and March, 2018, the Company completed the redemption of all of its outstanding 7.375% senior secured notes due 2023 in the aggregate principal amount of $1.875 billion (the “2023 Notes”) and the tender offer and redemption and settlement of all of its outstanding 10.50% senior unsecured notes due 2024 in the aggregate principal amount of $3.350 billion (the “2024 Notes” and collectively with the 2023 Notes, the “Redeemed Notes”), including an aggregate of $720 million of “make-whole” and tender premiums required for the tender offer of the 2024 Notes and the optional redemption of the Redeemed Notes in accordance with the applicable indentures and accrued interest through the applicable redemption dates. In November 2017, the Company settled in full the principal amounts of the Euro Term Loan B-2, plus accrued interest, using cash on hand.

In connection with the settlements of the various debt instruments described above, in 2018, the Company recognized an aggregate loss on debt extinguishment of $899 million, consisting of $720 million of “make-whole” and tender premiums and $179 million of unamortized issuance costs. In 2017, the Company incurred losses on the extinguishment of debt of $274 million.

The Credit Agreement requires the Company to comply with certain financial covenants, such as a leverage ratio and an interest coverage ratio. As of June 29, 2018, the Company was in compliance with all financial covenants. In addition, the Credit Agreement requires the Company to comply with customary covenants that limit or restrict the Company’s and its subsidiaries’ ability to incur liens and indebtedness; make certain restricted payments, acquisitions, investments, loans and guarantees; and enter into certain transactions with affiliates, mergers and consolidations. In addition, the indentures governing the 2026 Senior Unsecured Notes and the 2024 Convertible Notes contain restrictive covenants that limit the Company’s and its subsidiaries’ ability to, among other things, consolidate, merge or sell all or substantially all of their assets; create liens; and incur, assume or guarantee additional indebtedness.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future Debt Payments

As of June 29, 2018, annual future debt payments were as follows:

Future Debt Payments
(in millions)
Fiscal year
2019	$179
2020	278
2021	311
2022	276
2023	6,931
2024 and thereafter	3,400
Total debt maturities	11,375
Issuance costs and debt discounts	(203)
Net carrying value	$11,172

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Goodwill and Other Intangible Assets

The following table summarizes the activity related to the carrying amount of goodwill:

Carrying Amount
(in millions)
Balance at July 1, 2016	$9,951
Purchase price adjustments to goodwill	66
Foreign currency translation adjustment	(3)
Balance at June 30, 2017	10,014
Goodwill recorded in connection with acquisitions	61
Balance at June 29, 2018	$10,075

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

The aggregate purchase price of acquisitions during the year ended June 29, 2018 was $100 million in cash, with net assets acquired primarily consisting of developed technology and other intangible assets, of which $61 million was allocated to goodwill. Goodwill is primarily attributable to the benefits the Company expects to derive from diversifying product offerings to its Data Center Devices and Solutions and Client Solutions end markets as well as the acquired workforce. Goodwill is expected to be deductible for tax purposes because the acquisitions were structured as asset acquisitions but accounted for as business combinations. Concurrent with these acquisitions, the Company received $36 million in proceeds on previously outstanding notes receivable due from these acquired entities.

During the year ended June 29, 2018, the expenses incurred by the Company related to these acquisitions were immaterial and are primarily included within Selling, general and administrative expenses in the Consolidated Statements of Operations. Revenues and earnings related to these acquisitions was not material.

The purchase price adjustments in 2017 resulted from adjustments to the assessment of fair value for certain acquired intangible assets; inventory; property, plant and equipment; and a portion of the deferred tax liability related to the Merger.

The following tables present intangible assets as of June 29, 2018 and June 30, 2017:

	June 29, 2018
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in millions)
Finite:
Existing technology	3	$4,323	$(2,528)	$1,795
Trade names and trademarks	7	648	(222)	426
Customer relationships	6	635	(299)	336
Other	2	180	(161)	19
Leasehold interests	31	32	(8)	24
Total finite intangible assets		5,818	(3,218)	2,600
In-process research and development		80	—	80
Total intangible assets		$5,898	$(3,218)	$2,680

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30, 2017
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in millions)
Finite:
Existing technology	3	$3,478	$(1,373)	$2,105
Trade names and trademarks	7	645	(134)	511
Customer relationships	6	627	(227)	400
Other	2	375	(288)	87
Leasehold interests	31	35	(11)	24
Total finite intangible assets		5,160	(2,033)	3,127
In-process research and development		696	—	696
Total intangible assets		$5,856	$(2,033)	$3,823

As part of prior acquisitions, the Company recorded at the time of the acquisition acquired IPR&D for projects in progress that had not yet reached technological feasibility. IPR&D is initially accounted for as an indefinite-lived intangible asset. Once a project reaches technological feasibility, the Company reclassifies the balance to existing technology and begins to amortize the intangible asset over its estimated useful life. During 2018, two IPR&D projects reached technological feasibility totaling $616 million and commenced amortization over an estimated useful life of 4 years.

During 2018 and 2017, the Company did not record any impairment charges related to intangible assets. During 2016, the Company recorded $36 million of impairment charges related to intangible assets, which are recorded in Employee termination, asset impairment and other charges within the Consolidated Statements of Operations. The impairment charges primarily relate to acquired IPR&D projects that were abandoned and resulted in full impairment.

Intangible assets are amortized over the estimated useful lives based on the pattern in which the economic benefits are expected to be received. Intangible asset amortization was as follows:

	2018	2017	2016
	(In millions)
Intangible asset amortization	$1,185	$1,169	$266

The following table presents estimated future amortization expense for intangible assets currently subject to amortization as of June 29, 2018:

Future Intangible Asset Amortization Expense
(in millions)
Fiscal year
2019	$968
2020	755
2021	503
2022	230
2023 and thereafter	144
Total future amortization expense	$2,600

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Pension and Other Post-Retirement Benefit Plans

The Company has pension and other post-retirement benefit plans in various countries. The Company’s principal pension plans are in Japan. All pension and other post-retirement benefit plans outside of the Company’s Japanese defined benefit pension plan (the “Japanese Plan”) are immaterial to the Consolidated Financial Statements.

Obligations and Funded Status

The following table presents the unfunded status of the benefit obligations for the Japanese Plan:

	2018	2017	2016
	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of period	$249	$326	$231
Service cost	6	8	8
Interest cost	2	1	3
Actuarial loss (gain)	9	(22)	52
Benefits paid	(9)	(30)	(16)
Settlement/Curtailment	—	(6)	(1)
Non-U.S. currency movement	3	(28)	49
Benefit obligation at end of period	$260	$249	$326
Change in plan assets:
Fair value of plan assets at beginning of period	$189	$212	$185
Actual return on plan assets	8	15	(14)
Employer contributions	10	10	20
Benefits paid	(9)	(30)	(16)
Non-U.S. currency movement	2	(18)	37
Fair value of plan assets at end of period	$200	$189	$212
Unfunded status	$60	$60	$114

The following table presents the unfunded amounts related to the Japanese Plan as recognized on the Company’s Consolidated Balance Sheets:

	June 29, 2018	June 30, 2017
	(in millions)
Current liabilities	$1	$1
Non-current liabilities	59	59
Net amount recognized	$60	$60

The accumulated benefit obligation for the Japanese defined benefit pension plans was $260 million at June 29, 2018. As of June 29, 2018, actuarial losses for the Japanese defined benefit pension plans of $21 million are included in Accumulated other comprehensive loss in the Consolidated Balance Sheet. There were no prior service credits for the defined benefit pension plans recognized in Accumulated other comprehensive loss in the Consolidated Balance Sheet as of June 29, 2018.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions

Weighted-Average Assumptions

The weighted-average actuarial assumptions used to determine benefit obligations for the Japanese defined benefit pension plans were as follows:

	2018	2017	2016
Discount rate	0.7%	0.8%	0.4%
Rate of compensation increase	0.7%	0.8%	0.8%

The weighted-average actuarial assumptions used to determine benefit costs for the Japanese defined benefit pension plans were as follows:

	2018	2017	2016
Discount rate	0.8%	0.4%	1.3%
Expected long-term rate of return on plan assets	2.5%	2.5%	2.5%
Rate of compensation increase	0.8%	0.8%	0.9%

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

Plan Assets

Investment Policies and Strategies

The investment policy in Japan is to generate a stable return on investments over a long-term horizon in order to have adequate pension funds to meet the Company’s future obligations. In order to achieve this investment goal, a diversified portfolio with target asset allocation and expected rate of return is established by considering factors such as composition of participants, level of funded status, capacity to absorb risks and the current economic environment. The target asset allocation is 63% in debt securities, 34% in equity securities, and the remaining 3% in other assets. Risk management is accomplished through diversification, periodic review of plan asset performance and appropriate realignment of asset allocation. Assumptions regarding the expected long-term rate of return on plan assets are periodically reviewed and are based on the historical trend of returns, the risk and correlation of each asset and the latest economic environment.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measurements

The following tables present the Japanese defined benefit pension plans’ major asset categories and their associated fair values as of June 29, 2018 and June 30, 2017:

	June 29, 2018
	Level 1	Level 2	Level 3	Total
	(in millions)
Equity:
Equity commingled/mutual funds(1)(2)	$—	$68	$—	$68
Fixed income:
Fixed income commingled/mutual funds(1)(3)	—	125	—	125
Cash equivalents and short-term investments	3	4	—	7
Fair value of plan assets	$3	$197	$—	$200

	June 30, 2017
	Level 1	Level 2	Level 3	Total
	(in millions)
Equity:
Equity commingled/mutual funds(1)(2)	$—	$67	$—	$67
Fixed income:
Fixed income commingled/mutual funds(1)(3)	—	116	—	116
Cash equivalents and short-term investments	2	4	—	6
Fair value of plan assets	$2	$187	$—	$189

(1)	Commingled funds represent pooled institutional investments.

(2)	Equity mutual funds invest primarily in equity securities.

(3)	Fixed income mutual funds invest primarily in fixed income securities.

Assets held in defined benefit plans in the Philippines, Taiwan and Thailand were immaterial and are not presented in the above tables.

There were no significant movements of assets between any level categories in 2018, 2017 or 2016.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Flows

The Company’s expected employer contributions for 2019 and annual benefit payments over the next 5 years for its Japanese defined benefit pension plans are not expected to be material.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Commitments, Contingencies and Related Parties

Flash Ventures

The Company’s business ventures with Toshiba Memory Corporation (“TMC”) consist of three separate legal entities: Flash Partners Ltd. (“Flash Partners”), Flash Alliance Ltd. (“Flash Alliance”), and Flash Forward Ltd. (“Flash Forward”), collectively referred to as “Flash Ventures”. The Company has a 49.9% ownership interest and TMC has a 50.1% ownership interest in each of these entities. Through Flash Ventures, the Company and TMC collaborate in the development and manufacture of flash-based memory wafers, which are manufactured by TMC at its wafer fabrication facilities located in Yokkaichi, Japan, using semiconductor manufacturing equipment individually owned or leased by each Flash Ventures entity. Each Flash Ventures entity purchases wafers from TMC at cost and then resell those wafers to the Company and TMC at cost plus a markup.

Flash Partners. Flash Partners was formed in 2004 in connection with the construction of TMC’s “Fab 3” 300-millimeter wafer fabrication facility located in Yokkaichi, Japan.

Flash Alliance. Flash Alliance was formed in 2006 in connection with the construction of TMC’s “Fab 4” 300-millimeter wafer fabrication facility located in Yokkaichi, Japan.

Flash Forward. Flash Forward was formed in 2010 in connection with the construction of TMC’s “Fab 5” 300-millimeter wafer fabrication facility located in Yokkaichi, Japan. Fab 5 was built in two phases of approximately equal size.

New Fab 2. The Company has a facility agreement with TMC related to the construction and operation of TMC’s “New Fab 2” 300-millimeter wafer fabrication facility located in Yokkaichi, Japan. New Fab 2 is primarily intended to provide additional clean room space to convert a portion of 2-dimensional (“2D”) flash-based wafer production capacity to 3-dimensional (“3D”) flash-based wafer production capacity. Production of flash-based wafers in New Fab 2 started in 2016.

Fab 6. In December 2017, the Company entered into a facility agreement with TMC related to the construction and operation of a new 300-millimeter wafer fabrication facility in Yokkaichi, Japan, referred to as “Fab 6”, which is primarily intended to provide clean room space to continue the transition of the parties’ existing 2D flash-based wafer capacity to 3D flash-based wafer production capacity. The Company is committed to 50% of Fab 6’s start-up costs, as well as 50% of approved Flash Ventures investments in manufacturing equipment for Fab 6.

The Company accounts for its ownership position of each entity within Flash Ventures under the equity method of accounting. The financial and other support provided by the Company in all periods presented was either contractually required or the result of a joint decision to expand wafer capacity, transition to new technologies or refinance existing equipment lease commitments. Entities within Flash Ventures are variable interest entities (“VIEs”). The Company evaluated whether it is the primary beneficiary of any of the entities within Flash Ventures for all periods presented and determined that it is not the primary beneficiary of any of the entities within Flash Ventures because it does not have a controlling financial interest in any of those entities. In determining whether the Company is the primary beneficiary, the Company analyzed the primary purpose and design of Flash Ventures, the activities that most significantly impact Flash Ventures’ economic performance, and whether the Company had the power to direct those activities. The Company concluded, based upon its 49.9% ownership, the voting structure and the manner in which the day-to-day operations are conducted for each entity within Flash Ventures, that the Company lacked the power to direct most of the activities that most significantly impact the economic performance of each entity within Flash Ventures.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the notes receivable from, and equity investments in, Flash Ventures as of June 29, 2018 and June 30, 2017:

	June 29, 2018	June 30, 2017
	(in millions)
Notes receivable, Flash Partners	$767	$264
Notes receivable, Flash Alliance	48	119
Notes receivable, Flash Forward	700	379
Investment in Flash Partners	191	187
Investment in Flash Alliance	283	279
Investment in Flash Forward	116	112
Total notes receivable and investments in Flash Ventures	$2,105	$1,340

During 2018 and 2017, the Company made net payments to Flash Ventures of $3.79 billion and $2.64 billion, respectively, for purchased flash-based memory wafers and net loans and investments.

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

The Company assesses financing receivable credit quality through financial and operational reviews of the borrower and creditworthiness, including credit rating agency ratings, of significant investors of the borrower, where material or known. There were no impairments in 2018, 2017, or 2016.

As of June 29, 2018 and June 30, 2017, the Company had accounts payable balances due to Flash Ventures of $259 million and $206 million, respectively.

The Company’s maximum reasonably estimable loss exposure (excluding lost profits) as a result of its involvement with Flash Ventures, based upon the Japanese yen to U.S. dollar exchange rate at June 29, 2018, is presented below. Investments in Flash Ventures are denominated in Japanese yen, and the maximum possible loss exposure excludes any cumulative translation adjustment due to revaluation from the Japanese yen to the U.S. dollar.

June 29, 2018

Notes receivable	$1,515
Equity investments	590
Operating lease guarantees	1,223
Inventory and prepayments	282
Maximum estimable loss exposure	$3,610

As of June 29, 2018 and June 30, 2017, the Company’s retained earnings included undistributed earnings of Flash Ventures of $8 million and $5 million, respectively.

The Company is committed to purchase its provided three-month forecast of Flash Ventures’ flash-based wafer supply, which generally equals 50% of Flash Ventures’ output. The Company is not able to estimate its total wafer purchase commitment obligation beyond its rolling three-month purchase commitment because the price is determined by reference to the future cost of producing the semiconductor wafers. In addition, the Company is committed to fund 49.9% to 50.0% of each Flash Ventures entity’s investments to the extent that each Flash Ventures entity’s operating cash flow is insufficient to fund these investments.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventory Purchase Commitments with Flash Ventures. Purchase orders placed under Flash Ventures for up to three months are binding and cannot be canceled.

Research and Development Activities. The Company participates in common R&D activities with TMC and is contractually committed to a minimum funding level. R&D commitments are immaterial to the Consolidated Financial Statements.

Off-Balance Sheet Liabilities

Flash Ventures sells to and leases back from a consortium of financial institutions a portion of its tools and has entered into equipment lease agreements of which the Company guarantees half or all of the outstanding obligations under each lease agreement. The lease agreements contain customary covenants for Japanese lease facilities. In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, the lease agreements contain acceleration clauses for certain events of default related to the guarantors, including the Company.

The following table presents the Company’s portion of the remaining guarantee obligations under the Flash Ventures’ lease facilities in both Japanese yen and U.S. dollar-equivalent, based upon the Japanese yen to U.S. dollar exchange rate as of June 29, 2018.

	Lease Amounts
	(Japanese yen, in billions)	(U.S. dollar, in millions)
Total guarantee obligations	¥135	$1,223

The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the end of the term of the Flash Ventures lease agreements, in annual installments as of June 29, 2018 in U.S. dollars, based upon the Japanese yen to U.S. dollar exchange rate as of June 29, 2018:

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
	(in millions)
2019	$341	$24	$365
2020	218	45	263
2021	201	104	305
2022	112	70	182
2023	38	28	66
Thereafter	5	37	42
Total guarantee obligations	$915	$308	$1,223

The Company and TMC have agreed to mutually contribute to, and indemnify each other and Flash Ventures for, environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances. The Company has not made any indemnification payments, nor recorded any indemnification receivables, under any such agreements. As of June 29, 2018, no amounts have been accrued in the Consolidated Financial Statements with respect to these indemnification agreements.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unis Venture

In November 2015, the Company entered into an agreement with Unis to form a joint venture, referred to as the “Unis Venture”, to market and sell the Company’s products in China and to develop data storage systems for the Chinese market in the future. The Unis Venture became operational during 2017. The Unis Venture is 49% owned by the Company and 51% owned by Unis. The Company accounts for its investment in the Unis Venture under the equity method of accounting. Revenue on products distributed by the Unis Venture are recognized upon sell through to third-party customers. During 2018, the Company recognized less than 1% of its consolidated revenue on products distributed by the Unis Venture. The outstanding accounts receivable due from and investment in Unis Venture were not material to the Consolidated Financial Statements as of June 29, 2018 or June 30, 2017.

Lease Commitments

The Company leases certain facilities and equipment under long-term, non-cancelable operating leases. The Company’s operating leases consist of leased property and equipment that expire at various dates through 2030. Future minimum lease payments under operating leases that have initial non-cancelable lease terms in excess of one year at June 29, 2018 are as follows:

Lease Amounts
(in millions)
Fiscal year
2019	$53
2020	45
2021	35
2022	23
2023	14
Thereafter	20
Total future minimum lease payments	$190

Net rent expense was as follows:

	2018	2017	2016
	(In millions)
Rent expense, net	$49	$56	$59

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase Agreements

In the normal course of business, the Company enters into purchase orders with suppliers for the purchase of components used to manufacture its products. These purchase orders generally cover forecasted component supplies needed for production during the next quarter, are recorded as a liability upon receipt of the components, and generally may be changed or canceled at any time prior to shipment of the components. The Company also enters into long-term purchase agreements with various component suppliers that carry fixed volumes and pricing which obligates the Company to make certain future purchases, contingent on certain conditions of performance, quality and technology of the vendor’s components. As of June 29, 2018, the Company had the following minimum long-term purchase commitments:

Long-term purchase commitments
(in millions)
Fiscal year
2019	$135
2020	141
2021	137
2022	150
2023 and thereafter	170
Total	$733

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Business Segment, Geographic Information and Concentration of Risk

The Company manufactures, markets, and sells data storage devices and solutions in the U.S. and in foreign countries through its sales personnel, dealers, distributors, retailers, and subsidiaries. The Company introduced a new operating model during the fourth quarter of fiscal 2016 that incorporates the HGST, WD and SanDisk businesses. Based upon the management structure under the current operating model, the Company determined that the Company’s Chief Operating Decision Maker, its Chief Executive Officer, evaluates performance of the Company and makes decisions regarding allocation of resources based on total Company results. As a result, the Company concluded it operates in one segment, data storage devices and solutions.

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

	2018	2017	2016
	(in millions)
Client Devices	$10,108	$9,520	$6,205
Data Center Devices & Solutions	6,075	5,505	4,919
Client Solutions	4,464	4,068	1,870
Total revenues	$20,647	$19,093	$12,994

The Company’s operations outside the United States include manufacturing facilities in China, Japan, Malaysia, the Philippines and Thailand, as well as sales offices throughout the Americas, Asia Pacific, Europe and the Middle East. The following tables summarize the Company’s operations by geographic area:

	2018	2017	2016
	(in millions)
Net revenue(1)
United States	$4,640	$3,881	$3,651
China	4,393	4,271	2,413
Hong Kong	4,022	3,257	1,527
Rest of Asia	2,752	3,181	2,462
Europe, Middle East and Africa	3,858	3,276	2,664
Other	982	1,227	277
Total	$20,647	$19,093	$12,994

(1)
Net revenue is attributed to geographic regions based on the ship-to location of the customer. License and royalty revenue is attributed to countries based upon the location of the headquarters of the licensee.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 29, 2018	June 30, 2017
	(in millions)
Long-lived assets(1)
United States	$1,187	$1,249
Malaysia	737	556
China	427	443
Thailand	349	392
Rest of Asia	336	345
Europe, Middle East and Africa	59	48
Total	$3,095	$3,033

(1)	Long-lived assets include property, plant and equipment and are attributed to the geographic location in which they are located.

Customer Concentration and Credit Risk

The Company sells its products to computer manufacturers, resellers and retailers throughout the world. For each of 2018, 2017 and 2016, no customer accounted for 10% or more of the Company’s net revenue. For 2018, 2017 and 2016, the Company’s top 10 customers accounted for 42%, 36%, and 43%, respectively, of the Company’s net revenue.

The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral. The Company maintains allowances for potential credit losses, and such losses have historically been within management’s expectations. At any given point in time, the total amount outstanding from any one of a number of its customers may be individually significant to the Company’s financial results. As of June 29, 2018, two customers, Apple, Inc. and Dell Inc., accounted for 13% and 10%, respectively, of the Company’s net accounts receivable. As of June 30, 2017, one customer, Dell Inc., accounted for 11% of the Company’s net accounts receivable. As of June 29, 2018 and June 30, 2017, the Company had net accounts receivable of $2.20 billion and $1.95 billion, respectively, and reserves for potential credit losses were not material as of each period.

The Company also has cash equivalent and investment policies that limit the amount of credit exposure to any one financial institution or investment instrument and requires that investments be made only with financial institutions or in investment instruments evaluated as highly credit-worthy.

Supplier Concentration

All of the Company’s flash memory system products require silicon wafers for the memory and controller components. The Company’s flash memory wafers are currently supplied almost entirely from Flash Ventures and the controller wafers are all manufactured by third-party sources. The failure of any of these sources to deliver silicon wafers could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

For 2018, 2017 and 2016, the Company made Plan contributions of $35 million, $36 million and $20 million, respectively.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Shareholders’ Equity

2017 Performance Incentive Plan

The types of awards that may be granted under the Western Digital Corporation Amended and Restated 2017 Performance Incentive Plan (“2017 Performance Incentive Plan”) include stock options, SARs, RSUs, PSUs, stock bonuses and other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock, as well as cash bonus awards. Persons eligible to receive awards under the 2017 Performance Incentive Plan include officers and employees of the Company or any of its subsidiaries, directors of the Company and certain consultants and advisors to the Company or any of its subsidiaries. The vesting of awards under the 2017 Performance Incentive Plan is determined at the date of grant. Each award expires on a date determined at the date of grant; however, the maximum term of options and SARs under the 2017 Performance Incentive Plan is ten years after the grant date of the award. RSUs granted under the 2017 Performance Incentive Plan typically vest over periods ranging from one to four years from the date of grant. PSUs are granted to certain employees and vest only after the achievement of pre-determined performance metrics and completion of requisite service periods. Once the performance metrics are met, vesting of PSUs is generally subject to continued service by the employee. To the extent available, the Company issues shares out of treasury stock upon the vesting of awards, the exercise of employee stock options and the purchase of shares pursuant to the ESPP.

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

As of June 29, 2018, the maximum number of shares of the Company’s common stock that was authorized for award grants under the 2017 Performance Incentive Plan was 80.5 million shares. Shares issued in respect of stock options and SARs granted under the 2017 Performance Incentive Plan count against the plan’s share limit on a one-for-one basis, whereas currently, shares issued in respect of any other type of award granted count against the plan’s share limit as 1.72 shares for every one share issued in connection with such award. The 2017 Performance Incentive Plan was extended in 2013 and will terminate on August 4, 2025 unless terminated earlier by the Company’s Board of Directors (the “Board”).

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

During 2018, 2017 and 2016, the Company issued 2.5 million, 2.3 million, and 1.3 million shares, respectively, for aggregate purchase amounts of $119 million, $105 million, and $68 million, respectively.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based Compensation Expense

The following tables present the Company’s stock-based compensation for equity-settled awards by type and financial statement line as well as the related tax benefit included in the Company’s Consolidated Statements of Operations:

	2018	2017	2016
	(in millions)
Options	$25	$41	$55
Restricted and performance stock units	325	330	123
Employee stock purchase plan	27	23	13
Subtotal	377	394	191
Tax benefit	(66)	(105)	(48)
Total	$311	$289	$143

	2018	2017	2016
	(in millions)
Cost of revenue	$49	$49	$21
Research and development	170	173	76
Selling, general and administrative	157	161	85
Employee termination, asset impairment, and other charges	1	11	9
Subtotal	377	394	191
Tax benefit	(66)	(105)	(48)
Total	$311	$289	$143

Compensation cost related to unvested stock options, RSU, PSU and ESPP will generally be amortized on a straight-line basis over the remaining average service period. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of June 29, 2018:

	Unamortized Compensation Costs	Weighted Average Service Period
	(in millions)	(years)
Options	$25	1.8
RSUs and PSUs (1)	464	2.1
ESPP	51	1.5
Total unamortized compensation cost	$540

(1)	Weighted average service period assumes the performance metrics are met for the PSUs.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Activities

Stock Options

The following table summarizes stock option activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Options outstanding at July 3, 2015	6.8	$50.00
Granted	1.7	82.68
Assumed	2.9	38.37
Exercised	(1.7)	27.43		$57
Canceled or expired	(0.7)	66.03
Options outstanding at July 1, 2016	9.0	55.74
Granted	2.8	44.83
Exercised	(3.5)	37.72		120
Canceled or expired	(0.9)	71.31
Options outstanding at June 30, 2017	7.4	$58.14
Exercised	(2.2)	44.52		$99
Canceled or expired	(0.4)	60.85
Options outstanding at June 29, 2018	4.8	$64.23	3.7	$94
Exercisable at June 29, 2018	3.0	$70.70	3.1	$47

RSUs and PSUs

The following table summarizes RSU and PSU activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value at Vest Date
	(in millions)		(in millions)
RSUs and PSUs outstanding at July 3, 2015	3.0	$73.80
Granted	2.7	61.32
Assumed	12.5	32.14
Vested	(2.0)	56.11	$144
Forfeited	(0.5)	62.09
RSUs and PSUs outstanding at July 1, 2016	15.7	41.92
Granted	6.0	44.13
Vested	(5.9)	46.98	399
Forfeited	(2.1)	43.89
RSUs and PSUs outstanding at June 30, 2017	13.7	$45.01
Granted	6.3	74.68
Vested	(6.3)	45.20	$552
Forfeited	(1.1)	50.35
RSUs and PSUs outstanding at June 29, 2018	12.6	$58.31

RSUs and PSUs are generally settled in an equal number of shares of the Company’s common stock at the time of vesting of the units.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Valuation Assumptions

Stock Option Grants — Binomial Model

The fair value of stock options granted is estimated using a binomial option-pricing model. The binomial model requires the input of highly subjective assumptions. The Company uses historical data to estimate exercise, employee termination and expected stock price volatility within the binomial model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. No options were granted in 2018. The fair value of stock options granted in 2017 and 2016 was estimated using the following weighted average assumptions:

	2017	2016
Suboptimal exercise factor	2.69	2.71
Range of risk-free interest rates	0.59% to 1.42%	0.25% to 2.09%
Range of expected stock price volatility	0.35 to 0.49	0.28 to 0.49
Weighted-average expected volatility	0.40	0.35
Post-vesting termination rate	1.71%	0.47%
Dividend yield	3.42%	2.61%
Fair value	$13.72	$22.54
Weighted-average expected term (in years)	3.6	4.7

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

The fair values of all outstanding ESPP purchase rights have been estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	2018	2017	2016
Weighted-average expected term (in years)	1.24	1.26	1.27
Risk-free interest rate	2.25%	0.81%	0.82%
Stock price volatility	0.35	0.42	0.38
Dividend yield	2.42%	4.02%	3.92%
Fair value	$16.89	$10.06	$9.91

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Repurchase Program

The Company’s Board of Directors previously authorized $5.00 billion for the repurchase of the Company’s common stock. In 2018, the Company repurchased 7.1 million shares for a total cost of $591 million. Subsequent to June 29, 2018 and through July 25, 2018, the Company repurchased an additional 0.8 million shares for a total cost of $61 million. On July 25, 2018, the Company’s Board of Directors authorized a new $5.00 billion share repurchase program that is effective through July 25, 2023, replacing all prior programs. Repurchases under the stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Company expects stock repurchases to be funded principally by operating cash flows. Subsequent to July 25, 2018 and through August 22, 2018, the Company repurchased an additional 5.9 million shares for a total cost of $404 million under this new program.

Stock Reserved for Issuance

The following table summarizes all common stock reserved for issuance at June 29, 2018:

Number of Shares
(in millions)
Outstanding awards and shares available for award grants	36
ESPP	5
Total	41

Dividends to Shareholders

Since the first quarter of 2013, the Company has issued a quarterly cash dividend. During the year ended June 29, 2018, the Company declared aggregate cash dividends of $2.00 per share on its outstanding common stock totaling $592 million, of which $148 million was paid on July 16, 2018.

On August 1, 2018, the Board declared a cash dividend of $0.50 per share to shareholders of record as of September 28, 2018, which will be paid on October 15, 2018. The Company may modify, suspend or cancel its cash dividend policy in any manner and at any time.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Income Tax Expense (Benefit)

Income Before Taxes

The domestic and foreign components of income before taxes were as follows:

	2018	2017	2016
	(in millions)
Foreign	$2,398	$560	$516
Domestic	(313)	209	(363)
Income before taxes	$2,085	$769	$153

Income Tax Expense (Benefit)

The components of the income tax expense (benefit) were as follows:

	2018	2017	2016
	(in millions)
Current:
Foreign	$166	$127	$59
Domestic - Federal	1,597	229	2
Domestic - State	(5)	4	(1)
	1,758	360	60
Deferred:
Foreign	(39)	56	(39)
Domestic - Federal	(300)	(44)	(109)
Domestic - State	(9)	—	(1)
	(348)	12	(149)
Income tax expense (benefit)	$1,410	$372	$(89)

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

For the year ended June 29, 2018, the Company has not finalized the accounting for the tax effects of the enactment of the 2017 Act. However, consistent with applicable SEC guidance, the Company has made a reasonable estimate of the effects on the Company’s existing deferred tax balances and the one-time mandatory deemed repatriation tax required by the 2017 Act and has recognized a provisional income tax expense of $1.57 billion for the one-time mandatory deemed repatriation tax and a provisional income tax benefit of $65 million related to the re-measurement of deferred tax assets and liabilities for the year ended June 29, 2018. For other elements of tax expense noted below, or where the Company has not made an election, the Company has not been able to make a reasonable estimate and continues to account for such items based on the provisions of the tax laws that were in effect immediately prior to the 2017 Act. As the Company finalizes the accounting for the tax effects of the enactment of the 2017 Act during the one-year measurement period permitted by applicable SEC guidance, the Company expects to reflect adjustments to the recorded provisional amounts and record additional tax effects of the 2017 Act.

Additional information regarding the significant provisions of the 2017 Act that are expected to impact the Company is provided below.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Re-measurement of deferred taxes

The provisional income tax benefit of $65 million recorded for the year ended June 29, 2018 related to the re-measurements of the Company’s deferred tax balances and is based primarily on the rates at which the deferred tax assets and liabilities are expected to reverse in the current and future fiscal years, which are generally 29% and 22%, respectively. However, the Company is still analyzing certain aspects of the 2017 Act and refining the calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The Company is also analyzing the impact of the 2017 Act to the existing valuation allowance assessments from both a federal and state tax perspective, which could potentially affect the realizability of the existing deferred tax assets. In calculating the provisional amount, the Company utilized an estimate of the expected reversals of certain tax assets and liabilities, which will be revised in future quarters during the one-year measurement period as additional information becomes available. The provisional income tax benefit for the year ended June 29, 2018 reflects a revision to the Company’s initial provisional estimate resulting in income tax expense of $23 million for refinements to the expected reversals of deferred tax assets and liabilities.

Mandatory deemed repatriation tax

In connection with the transition from a global to a territorial U.S. tax system, companies are required to pay a mandatory deemed repatriation tax. For the year ended June 29, 2018, the Company recorded a provisional amount for the mandatory deemed repatriation tax liability of $1.57 billion for foreign subsidiaries and $131 million of this amount is classified as a current tax liability. The calculation of the mandatory deemed repatriation tax liability is provisional and based upon preliminary estimates of post-1986 earnings and profits. In addition, the mandatory deemed repatriation tax is based on a provisional amount of foreign earnings held in cash and other specified assets, which are taxed at 15.5% and 8%, respectively, and is payable over an 8-year period. On August 1, 2018, U.S. Treasury issued proposed regulations as guidance for the mandatory deemed repatriation tax. The Company will continue to evaluate the impact of this guidance through the end of the one-year measurement period. As such, the provisional amount may change during the one-year measurement period when the Company finalizes the calculation of post-1986 foreign earnings and profits and the amount of foreign earnings held in cash or other specified assets. The provisional income tax expense for the year ended June 29, 2018 reflects a revision to the Company’s initial provisional estimate resulting in income tax benefits of $18 million for the required utilization of the 2018 generated foreign tax credits and $73 million for potential cash tax payments arising from certain unrecognized tax benefits that would partially offset the mandatory deemed repatriation tax.

Although the mandatory deemed repatriation tax has removed U.S. federal taxes on distributions to the U.S., the Company continues to evaluate the expected manner of recovery to determine whether or not to continue to assert indefinite reinvestment on a part or all the foreign undistributed earnings. This requires the Company to re-evaluate the existing short and long-term capital allocation policies in light of the 2017 Act and calculate the tax cost that is incremental to the deemed repatriation tax (e.g., foreign withholding, state income taxes, and additional U.S. tax on currency transaction gains or losses) of repatriating cash to the U.S. While the provisional tax expense for the year ended June 29, 2018 is based upon an assumption that foreign undistributed earnings are indefinitely reinvested, the Company’s plan may change upon the completion of long-term capital allocation plans in light of the 2017 Act and completion of the calculation of the incremental tax effects on the repatriation of foreign undistributed earnings. In the event the Company determines not to continue to assert the permanent reinvestment of part or all of foreign undistributed earnings, such a determination could result in the accrual and payment of additional federal, foreign, state and local taxes.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Undistributed Foreign Earnings

The Company has previously asserted all of its unremitted earnings offshore were permanently reinvested and had not recorded any deferred taxes related to any outside basis differences associated with its foreign subsidiaries. The estimated remaining net undistributed earnings from foreign subsidiaries at June 29, 2018 is estimated to be approximately $17 billion. While the Company has included a provisional estimate of the mandatory deemed repatriation tax on these earnings, the Company is currently evaluating how the 2017 Act will impact the Company's existing assertion of indefinite reinvestment and determining a reasonable estimate of the remaining tax liability, if any, for any outside basis differences after consideration of the mandatory repatriation tax. As such, no change has been made with respect to this assertion for the year ended June 29, 2018. The Company will complete its analysis of the impact of the 2017 Act on its indefinite reinvestment assertion and record amounts, such as any remaining outside basis differences, foreign withholding taxes, state income taxes, and additional U.S. tax on currency transaction gains or losses, if necessary, during the measurement period.

Deferred Taxes

Temporary differences and carryforwards, which give rise to a significant portion of deferred tax assets and liabilities were as follows:

	June 29, 2018	June 30, 2017
	(in millions)
Deferred tax assets:
Sales related reserves and accrued expenses not currently deductible	$53	$84
Accrued compensation and benefits not currently deductible	145	252
Net operating loss carryforward	443	292
Business credit carryforward	448	283
Long-lived assets	161	236
Other	118	141
Total deferred tax assets	1,368	1,288
Deferred tax liabilities:
Long-lived assets	(491)	(874)
Unremitted earnings of certain non-U.S. entities	(5)	(38)
Other	(43)	(11)
Total deferred tax liabilities	(539)	(923)
Valuation allowances	(614)	(518)
Deferred tax assets (liabilities), net	$215	$(153)

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The change from a net deferred tax liability to a net deferred tax asset is primarily due to an increase in the deferred tax asset for the 2018 generation of net operating losses and business credits of $316 million, the 2018 reversal of the deferred tax liability associated purchase accounting intangibles of $90 million, and the re-measurement of the Company’s deferred tax balances of $65 million due to the 2017 Act.

The net deferred tax asset valuation allowance increased by $96 million and $224 million in 2018 and 2017, respectively. The valuation allowance increase in 2018 is primarily attributable to the 2018 generation of foreign net operating loss carryforwards of $54 million and state tax credits of $33 million, which the Company does not anticipate being able to utilize. The assessment of valuation allowances against deferred tax assets requires estimations and significant judgment. The Company continues to assess and adjust its valuation allowance based on operating results and market conditions. After weighing both the positive and negative evidence available, including but not limited to, earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets, the Company determined that it is able to realize most of its deferred tax assets with the exception of certain loss and credit carryforwards.

In addition to the deferred tax assets presented above, the Company had benefits related to net operating loss benefits from stock-based compensation deductions of $20 million as of June 30, 2017. The reduction in NOL benefits from stock-based compensation deductions was due to the adoption of ASU 2016-09 during the first quarter of 2018. See Part II, Item 8, Note 2, Recent Accounting Pronouncements, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K.

Effective Tax Rate

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

Reconciliation of the U.S. Federal statutory rate to the Company’s effective tax rate is as follows:

	2018	2017	2016
U.S. Federal statutory rate	28%	35%	35%
Tax rate differential on international income	(34)	(27)	(103)
Tax effect of U.S. non-deductible convertible debt costs	—	—	13
Tax effect of U.S. non-deductible acquisition costs	—	—	10
Tax effect of U.S. foreign income inclusion	1	4	9
Tax effect of U.S. non-deductible stock-based compensation	1	1	9
Tax effect of U.S. permanent differences	(1)	(1)	1
State income tax, net of federal tax	—	1	(1)
Impact of 2017 Act:
One-time mandatory deemed repatriation tax	75	—	—
Re-measurement of deferred taxes	(3)	—	—
Change in valuation allowance	5	29	16
Unremitted earnings of certain non-U.S. entities	—	5	—
Tax related to SanDisk integration	—	12	—
Retroactive extension of Federal R&D credit	—	—	(9)
Income tax credits	(4)	(12)	(43)
Other	—	1	5
Effective tax rate	68%	48%	(58)%

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax Holidays and Carryforwards

A substantial portion of the Company’s manufacturing operations in Malaysia, the Philippines, Singapore and Thailand operate under various tax holidays and tax incentive programs which expired or will expire in whole or in part at various dates from 2018 through 2030. Certain of the holidays may be extended if specific conditions are met. The net impact of these tax holidays and tax incentives was an increase to the Company’s net earnings by $519 million, or $1.69 per diluted share, $467 million, or $1.58 per diluted share, and $500 million, or $2.07 per diluted share, in 2018, 2017, and 2016, respectively.

As of June 29, 2018, the Company had varying amounts of federal and state NOL/tax credit carryforwards that do not expire or, if not used, expire in various years. Following is a summary of the Company’s federal and state NOL/tax credit carryforwards and the related expiration dates of these NOL/tax credit carryforwards:

Jurisdiction	NOL/Tax Credit Carryforward Amount	Expiration
	(in millions)
Federal NOL (Pre 2017 Act Generation)	$766	2020 to 2037
Federal NOL (Post 2017 Act Generation)	704	No expiration
State NOL	850	2022 to 2038
Federal tax credits	155	2019 to 2038
State tax credits	550	No expiration

The federal and state NOLs and credits relating to various acquisitions are subject to limitations under Sections 382 and 383 of the Internal Revenue Code. The Company expects the total amount of federal NOLs ultimately realized will be reduced by $448 million and state NOLs ultimately realized will be reduced by $435 million. The Company expects the total amount of federal credits ultimately realized will be reduced by $39 million and state tax credit carryforwards ultimately realized will be reduced by $550 million.

The Company had varying amounts of foreign NOL carryforwards that do not expire or, if not used, expire in various years, depending on the country. The major jurisdictions that the Company receives foreign NOL carryforwards and the related amounts and expiration dates of these NOL carryforwards are as follows:

Jurisdiction	NOL Carryforward Amount	Expiration
	(in millions)
Japan	$141	2024 to 2026
Belgium	86	No expiration
China	129	2023 to 2024
Malaysia	117	No expiration
Spain	56	No expiration

The Company expects the total amount of NOL carryforwards in Japan ultimately realized will be reduced by $84 million. The Company expects the NOL carryforwards in Belgium, China and Spain will not be ultimately realized.

Uncertain Tax Positions

With the exception of certain unrecognized tax benefits that are directly associated with the tax position taken, unrecognized tax benefits are presented gross in the Consolidated Balance Sheets. Interest and penalties related to unrecognized tax benefits are recognized in liabilities recorded for uncertain tax positions and are recorded in the provision for income taxes. Accrued interest and penalties included in the Company’s liability related to unrecognized tax benefits as of June 29, 2018, June 30, 2017 and July 1, 2016 was $110 million, $89 million and $75 million, respectively.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits excluding accrued interest and penalties:

	2018	2017	2016
	(in millions)
Unrecognized tax benefit, beginning balance	$522	$491	$350
Gross increases related to current year tax positions	38	35	46
Gross increases related to prior year tax positions	30	3	6
Gross decreases related to prior year tax positions	(9)	(8)	(15)
Settlements	(19)	(8)	(8)
Lapse of statute of limitations	(11)	(19)	(8)
Acquisitions	—	28	120
Unrecognized tax benefit, ending balance	$551	$522	$491

The Company’s unrecognized tax benefits are primarily included within long-term liabilities in the Consolidated Balance Sheets. The entire balance of unrecognized tax benefits as of June 29, 2018, June 30, 2017 and July 1, 2016, if recognized, would affect the effective tax rate.

The Company files U.S. Federal, U.S. state and foreign tax returns. For both federal and state tax returns, with few exceptions, the Company is subject to examination for fiscal years 2010 through 2017. The Company is no longer subject to examination by the IRS for periods prior to 2010, although carry forwards generated prior to those periods may still be adjusted upon examination by the IRS or state taxing authority if they either have been or will be used in a subsequent period. In the major foreign jurisdictions, the Company could be subject to examination in China for calendar years 2008 through 2017, in Ireland for calendar years 2014 through 2017, in India for fiscal years 2013 through 2017, in Israel for fiscal years 2013 through 2017 and in Japan for fiscal years 2011 through 2017.

The IRS previously completed its field examination of the Company’s federal income tax returns for fiscal years 2006 through 2009 and proposed certain adjustments. As previously disclosed, the Company received Revenue Agent Reports from the IRS, proposing adjustments relating to transfer pricing with the Company’s foreign subsidiaries and intercompany payable balances. The Company disagrees with the proposed adjustments and in September 2015, filed a protest with the IRS Appeals Office and received the IRS rebuttal in July 2016. The Company and the IRS Appeals Office did not reach a settlement on the disputed matters. On June 28, 2018, the IRS issued a statutory notice of deficiency with respect to the unagreed issues, seeking to increase the Company’s U.S. taxable income by an amount that would result in additional federal tax through fiscal year 2009 totaling approximately $516 million, subject to interest. The Company intends to file a Petition with the U.S. Tax Court. The Company believes that its tax positions are properly supported and will vigorously contest the position taken by the IRS. In September 2015, the IRS commenced an examination of the Company’s fiscal years 2010 through 2012.

The Company believes that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. If any issues addressed in the Company’s tax examinations are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of June 29, 2018, it was not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of the Company’s liability for unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of the Company’s tax returns.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Net Income Per Common Share

The following table presents the computation of basic and diluted income per common share:

	Year Ended
	2018	2017	2016
	(in millions, except per share data)
Net income	$675	$397	$242
Weighted average shares outstanding:
Basic	297	288	239
Employee stock options, RSUs, PSUs and ESPP	10	8	3
Diluted	307	296	242
Income per common share
Basic	$2.27	$1.38	$1.01
Diluted	$2.20	$1.34	$1.00
Anti-dilutive potential common shares excluded(1)	2	3	5

(1)	For purposes of computing diluted income per common share, certain potentially dilutive securities have been excluded from the calculation because their effect would have been anti-dilutive.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Employee Termination, Asset Impairment and Other Charges

The Company recorded the following charges related to employee terminations benefits, asset impairment, and other charges:

	2018	2017	2016
	(in millions)
Employee termination and other charges:
Restructuring Plan 2016	$92	$128	$77
Closure of Foreign Manufacturing Facilities	56	10	128
Business Realignment	50	72	94
Total employee termination and other charges	198	210	299
Stock-based compensation accelerations and adjustments
Business Realignment	1	11	9
Total stock-based compensation accelerations and adjustments	1	11	9
Asset impairment:
Restructuring Plan 2016	16	—	5
Closure of Foreign Manufacturing Facility	—	11	24
Business Realignment	—	—	8
Total asset impairment	16	11	37
Total employee termination and other charges, and stock-based compensation accelerations and adjustments	$215	$232	$345

Restructuring Plan 2016

In 2016, the Company initiated a set of actions relating to the restructuring plan associated with the integration of substantial portions of its HGST and WD subsidiaries (“Restructuring Plan 2016”). Restructuring Plan 2016 consists of asset and footprint reduction, product road map consolidation and organization rationalization. In addition to the amounts recognized under Restructuring Plan 2016 as presented above, the Company recognized $9 million and $65 million of accelerated depreciation on facility assets in cost of revenue during the year ended June 29, 2018 and June 30, 2017, respectively.

The following table presents an analysis of the components of the activity against the reserve during the year ended June 29, 2018:

	Employee Termination Benefits	Contract Termination and Other	Total
	(in millions)
Accrual balance at June 30, 2017	$11	$2	$13
Charges	68	24	92
Cash payments	(74)	(23)	(97)
Non-cash items and other	—	(1)	(1)
Accrual balance at June 29, 2018	$5	$2	$7

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Closure of Foreign Manufacturing Facilities

In July 2018, the Company announced the closing of its HDD manufacturing facility in Kuala Lumpur, Malaysia, in order to reduce its manufacturing costs and consolidate HDD operations into Thailand. The Company expects the closure to be substantially completed by the end of the calendar year 2019 and to result in total pre-tax charges of approximately $160 million. These charges are expected to consist of approximately $85 million in employee termination benefits and $75 million in asset-related, contract termination and other charges. During the year ended June 29, 2018, the Company recognized $56 million in employee termination benefits within Employee termination, asset impairment and other charges in the Consolidated Statements of Operations.

The following table presents an analysis of the components of the restructuring charges, payments and adjustments made against the reserve as of June 29, 2018:

Employee Termination Benefits
(in millions)
Accrual balance at June 30, 2017	$—
Charges	56
Accrual balance at June 29, 2018	$56

The Company incurred charges of $10 million and $128 million in 2017 and 2016, respectively, related to the closure of its head component front end wafer manufacturing facility in Odawara, Japan. As of June 29, 2018, the Company had completed all activities related to the closure of the facility.

Business Realignment

The Company periodically incurs charges as part of the integration process of recent acquisitions and to realign its operations with anticipated market demand. The following table presents an analysis of the components of the activity against the reserve:

	Employee Termination Benefits	Contract Termination and Other	Total
	(in millions)
Accrual balance at June 30, 2017	$18	$5	$23
Charges	43	7	50
Cash payments	(29)	(6)	(35)
Non-cash items and other	(1)	(1)	(2)
Accrual balance at June 29, 2018	$31	$5	$36

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16.	Legal Proceedings

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

Antitrust

In March 2011, a complaint was filed against SanDisk, SD-3C LLC, Panasonic Corporation, Panasonic Corporation of North America, Toshiba Corporation and Toshiba America Electronic Components, Inc. with the U.S. District Court for the Northern District of California. The lawsuit purports to be on behalf of a nationwide class of indirect purchasers of SD cards. The complaint asserts claims under federal antitrust laws and California antitrust and unfair competition laws, as well as common law claims. The complaint seeks damages, restitution, injunctive relief, and fees and costs. The plaintiffs allege that the defendants conspired to artificially inflate the royalty costs associated with manufacturing SD cards, which in turn allegedly caused the plaintiffs to pay higher prices for SD cards. In November 2015, the defendants filed a motion to dismiss the plaintiffs’ federal law claims. In October 2016, the District Court granted the defendants’ motion with leave to amend and the defendants filed a motion to dismiss the plaintiffs’ remaining claims. In July 2018, ten of the thirteen named plaintiffs voluntarily dismissed their claims against the defendants. Counsel for the remaining named plaintiffs are engaged in settlement discussions with counsel for the defendants. The case has been stayed pending these settlement discussions. The Company intends to defend itself vigorously in this matter.

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

On or around June 22, 2018, Bitkom, an industry association, and ZPÜ entered into an agreement for regulating the obligation to pay compensation under copyright law in Germany for hard drives for the period beginning January 1, 2008. On or around June 29, 2018, the Company elected to join the agreement. Pursuant to the agreement, the Company and ZPÜ intend to dismiss the actions against each other following an accounting and payment of past liabilities. The entry into this agreement did not have a material impact on the Company’s financial condition, results of operations or cash flows.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17.	Separate Financial Information of Guarantor Subsidiaries

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

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet
As of June 29, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$40	$668	$4,297	$—	$5,005
Accounts receivable, net	—	1,358	839	—	2,197
Intercompany receivables	1,903	4,256	2,674	(8,833)	—
Inventories	—	990	2,159	(205)	2,944
Other current assets	20	195	277	—	492
Total current assets	1,963	7,467	10,246	(9,038)	10,638
Property, plant and equipment, net	—	1,092	2,003	—	3,095
Notes receivable and investments in Flash Ventures	—	—	2,105	—	2,105
Goodwill	—	387	9,688	—	10,075
Other intangible assets, net	—	38	2,642	—	2,680
Investments in consolidated subsidiaries	20,847	19,893	—	(40,740)	—
Loans due from consolidated affiliates	943	16	—	(959)	—
Other non-current assets	182	29	431	—	642
Total assets	$23,935	$28,922	$27,115	$(50,737)	$29,235

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$279	$1,986	$—	$2,265
Accounts payable to related parties	—	—	259	—	259
Intercompany payables	1,066	4,648	3,119	(8,833)	—
Accrued expenses	198	505	571	—	1,274
Accrued compensation	—	297	182	—	479
Current portion of long-term debt	179	—	—	—	179
Total current liabilities	1,443	5,729	6,117	(8,833)	4,456
Long-term debt	10,962	—	31	—	10,993
Loans due to consolidated affiliates	—	427	532	(959)	—
Other liabilities	(1)	1,768	488	—	2,255
Total liabilities	12,404	7,924	7,168	(9,792)	17,704
Total shareholders’ equity	11,531	20,998	19,947	(40,945)	11,531
Total liabilities and shareholders’ equity	$23,935	$28,922	$27,115	$(50,737)	$29,235

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet
As of June 30, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$18	$1,212	$5,124	$—	$6,354
Accounts receivable, net	—	1,247	701	—	1,948
Intercompany receivables	1,225	2,528	622	(4,375)	—
Inventories	—	1,133	1,494	(286)	2,341
Other current assets	4	158	245	6	413
Total current assets	1,247	6,278	8,186	(4,655)	11,056
Property, plant and equipment, net	—	1,124	1,909	—	3,033
Notes receivable and investments in Flash Ventures	—	—	1,340	—	1,340
Goodwill	—	331	9,683	—	10,014
Other intangible assets, net	—	11	3,812	—	3,823
Investments in consolidated subsidiaries	19,082	17,588	—	(36,670)	—
Loans due from consolidated affiliates	4,700	16	—	(4,716)	—
Other non-current assets	51	723	419	(599)	594
Total assets	$25,080	$26,071	$25,349	$(46,640)	$29,860

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$257	$1,887	$—	$2,144
Accounts payable to Flash Ventures	—	—	206	—	206
Intercompany payables	270	4,039	66	(4,375)	—
Accrued expenses	270	364	621	—	1,255
Accrued compensation	—	313	193	—	506
Current portion of long-term debt	233	—	—	—	233
Total current liabilities	773	4,973	2,973	(4,375)	4,344
Long-term debt	12,889	—	29	—	12,918
Loans due to consolidated affiliates	—	546	4,170	(4,716)	—
Other liabilities	—	1,243	530	(593)	1,180
Total liabilities	13,662	6,762	7,702	(9,684)	18,442
Total shareholders’ equity	11,418	19,309	17,647	(36,956)	11,418
Total liabilities and shareholders’ equity	$25,080	$26,071	$25,349	$(46,640)	$29,860

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations
For the year ended June 29, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Revenue, net	$—	$14,913	$20,155	$(14,421)	$20,647
Cost of revenue	—	12,913	14,573	(14,544)	12,942
Gross profit	—	2,000	5,582	123	7,705
Operating expenses:
Research and development	—	1,551	849	—	2,400
Selling, general and administrative	8	1,044	421	—	1,473
Intercompany operating expense (income)	—	(1,626)	1,626	—	—
Employee termination, asset impairment, and other charges	1	47	167	—	215
Total operating expenses	9	1,016	3,063	—	4,088
Operating income (loss)	(9)	984	2,519	123	3,617
Interest and other income (expense):
Interest income	211	8	51	(210)	60
Interest expense	(674)	(21)	(191)	210	(676)
Other expense, net	(905)	(9)	(2)	—	(916)
Total interest and other expense, net	(1,368)	(22)	(142)	—	(1,532)
Income (loss) before taxes	(1,377)	962	2,377	123	2,085
Income tax expense (benefit)	(354)	1,633	131	—	1,410
Equity in earnings from subsidiaries	1,698	2,223	—	(3,921)	—
Net income	$675	$1,552	$2,246	$(3,798)	$675

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

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations
For the year ended July 1, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Revenue, net	$—	$12,600	$13,285	$(12,891)	$12,994
Cost of revenue	—	11,796	10,662	(12,899)	9,559
Gross profit	—	804	2,623	8	3,435
Operating expenses:
Research and development	—	1,095	532	—	1,627
Selling, general and administrative	4	645	348	—	997
Intercompany operating expense (income)	—	(1,087)	1,087	—	—
Employee termination, asset impairment, and other charges	—	105	240	—	345
Total operating expenses	4	758	2,207	—	2,969
Operating income (loss)	(4)	46	416	8	466
Interest and other income (expense):
Interest income	54	2	24	(54)	26
Interest expense	(184)	(128)	(8)	54	(266)
Other income (expense), net	11	(30)	(54)	—	(73)
Total interest and other expense, net	(119)	(156)	(38)	—	(313)
Income (loss) before taxes	(123)	(110)	378	8	153
Income tax benefit	(44)	(27)	(18)	—	(89)
Equity in earnings from subsidiaries	321	400	—	(721)	—
Net income	$242	$317	$396	$(713)	$242

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the year ended June 29, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Net income	$675	$1,552	$2,246	$(3,798)	$675
Other comprehensive income, before tax:
Actuarial pension loss	(2)	(2)	(2)	4	(2)
Foreign currency translation adjustment	18	15	15	(30)	18
Net unrealized gain (loss) on derivative contracts and available-for-sale securities	7	(10)	(6)	16	7
Total other comprehensive income, before tax	23	3	7	(10)	23
Income tax benefit (expense) related to items of other comprehensive income	(4)	1	(1)	—	(4)
Other comprehensive income, net of tax	19	4	6	(10)	19
Total comprehensive income	$694	$1,556	$2,252	$(3,808)	$694

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the year ended June 30, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Net income	$397	$1,047	$261	$(1,308)	$397
Other comprehensive loss, before tax:
Actuarial pension gain	39	39	39	(78)	39
Foreign currency translation adjustment	(115)	(113)	(136)	249	(115)
Net unrealized gain (loss) on derivative contracts and available-for-sale securities	(75)	(75)	(73)	148	(75)
Total other comprehensive loss, before tax	(151)	(149)	(170)	319	(151)
Income tax expense related to items of other comprehensive loss	(10)	(10)	(8)	18	(10)
Other comprehensive loss, net of tax	(161)	(159)	(178)	337	(161)
Total comprehensive income	$236	$888	$83	$(971)	$236

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the year ended July 1, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Net income	$242	$317	$396	$(713)	$242
Other comprehensive income (loss), before tax:
Actuarial pension loss	(73)	(73)	(73)	146	(73)
Foreign currency translation adjustment	74	74	74	(148)	74
Net unrealized gain (loss) on derivative contracts	99	99	93	(192)	99
Total other comprehensive loss, before tax	100	100	94	(194)	100
Income tax benefit related to items of other comprehensive income (loss)	23	23	23	(46)	23
Other comprehensive loss, net of tax	123	123	117	(240)	123
Total comprehensive income	$365	$440	$513	$(953)	$365

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
For the year ended June 29, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(144)	$211	$4,158	$(20)	$4,205
Cash flows from investing activities
Purchases of property, plant and equipment	—	(220)	(615)	—	(835)
Proceeds from the sale of property, plant and equipment	—	—	26	—	26
Acquisitions, net of cash acquired	—	(94)	(6)	—	(100)
Purchases of investments	—	(21)	(68)	—	(89)
Proceeds from sale of investments	—	—	48	—	48
Proceeds from maturities of investments	—	—	19	—	19
Notes receivable issuances to Flash Ventures	—	—	(1,313)	—	(1,313)
Notes receivable proceeds from Flash Ventures	—	—	571	—	571
Strategic investments and other, net	—	(2)	20	—	18
Intercompany loan from consolidated affiliates	3,757	—	—	(3,757)	—
Advances from (to) parent and consolidated affiliates	(86)	86	—	—	—
Net cash provided by (used in) investing activities	3,671	(251)	(1,318)	(3,757)	(1,655)
Cash flows from financing activities
Issuance of stock under employee stock plans	220	—	—	—	220
Taxes paid on vested stock awards under employee stock plans	(171)	—	—	—	(171)
Repurchases of common stock	(591)	—	—	—	(591)
Dividends paid to shareholders	(593)	—	—	—	(593)
Settlement of debt hedge contracts	28	—	—	—	28
Repayment of debt and premiums	(17,074)	—	—	—	(17,074)
Proceeds from debt	13,840	—	—	—	13,840
Proceeds from (repayment of) revolving credit facility	500	—	—	—	500
Debt issuance costs	(59)	—	—	—	(59)
Intercompany loan to consolidated affiliates	—	(119)	(3,638)	3,757	—
Change in investment in consolidated subsidiaries	395	(385)	(30)	20	—
Net cash used in financing activities	(3,505)	(504)	(3,668)	3,777	(3,900)
Effect of exchange rate changes on cash	—	—	1	—	1
Net increase (decrease) in cash and cash equivalents	22	(544)	(827)	—	(1,349)
Cash and cash equivalents, beginning of year	18	1,212	5,124	—	6,354
Cash and cash equivalents, end of year	$40	$668	$4,297	$—	$5,005

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
For the year ended June 30, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(360)	$(836)	$4,593	$40	$3,437
Cash flows from investing activities
Purchases of property, plant and equipment	—	(240)	(338)	—	(578)
Proceeds from the sale of property, plant and equipment	—	—	21	—	21
Purchases of investments	—	—	(281)	—	(281)
Proceeds from sale of investments	—	—	94	—	94
Proceeds from maturities of investments	—	—	417	—	417
Investments in Flash Ventures	—	—	(20)	—	(20)
Notes receivable issuances to Flash Ventures	—	—	(549)	—	(549)
Notes receivable proceeds from Flash Ventures	—	—	292	—	292
Strategic investments and other, net	—	(1)	(31)	—	(32)
Intercompany loans from consolidated affiliates	1,300	39	—	(1,339)	—
Advances from (to) consolidated affiliates	(158)	166	—	(8)	—
Net cash provided by (used in) investing activities	1,142	(36)	(395)	(1,347)	(636)
Cash flows from financing activities
Issuance of stock under employee stock plans	235	—	—	—	235
Taxes paid on vested stock awards under employee stock plans	(124)	—	—	—	(124)
Excess tax benefits from employee stock plans	119	—	—	—	119
Proceeds from acquired call option	—	—	61	—	61
Settlement of convertible debt	—	—	(492)	—	(492)
Dividends paid to shareholders	(574)	—	—	—	(574)
Settlement of debt hedge contracts	—	(21)	—	—	(21)
Repayment of debt and premiums	(8,702)	(2,995)	—	—	(11,697)
Proceeds from debt	7,908	—	—	—	7,908
Debt issuance costs	(10)	—	—	—	(10)
Intercompany loan to consolidated affiliates	—	(5,454)	4,115	1,339	—
Change in investment in consolidated subsidiaries	384	9,348	(9,700)	(32)	—
Net cash provided by (used in) financing activities	(764)	878	(6,016)	1,307	(4,595)
Effect of exchange rate changes on cash	—	—	(3)	—	(3)
Net increase (decrease) in cash and cash equivalents	18	6	(1,821)	—	(1,797)
Cash and cash equivalents, beginning of year	—	1,206	6,945	—	8,151
Cash and cash equivalents, end of year	$18	$1,212	$5,124	$—	$6,354

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
For the year ended July 1, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Cash flows from operating activities
Net cash provided by operating activities	$(210)	$1,018	$1,299	$(124)	$1,983
Cash flows from investing activities
Purchases of property, plant and equipment	—	(233)	(351)	—	(584)
Acquisitions, net of cash acquired	—	(13,767)	3,932	—	(9,835)
Purchases of investments	—	—	(632)	—	(632)
Proceeds from sale of investments	—	—	1,204	—	1,204
Proceeds from maturities of investments	—	—	405	—	405
Notes receivable issuances to Flash Ventures	—	—	(106)	—	(106)
Notes receivable proceeds from Flash Ventures	—	—	16	—	16
Strategic investments and other, net	(34)	(10)	(32)	—	(76)
Intercompany loans from (to) consolidated affiliates	(6,000)	40	—	5,960	—
Advances to consolidated affiliates	(8,845)	(96)	(229)	9,170	—
Net cash provided by (used in) investing activities	(14,879)	(14,066)	4,207	15,130	(9,608)
Cash flows from financing activities
Issuance of stock under employee stock plans	117	—	—	—	117
Taxes paid on vested stock awards under employee stock plans	(50)	—	—	—	(50)
Excess tax benefits from employee stock plans	7	—	—	—	7
Proceeds from acquired call option	—	—	409	—	409
Settlement of convertible debt	—	—	(2,611)	—	(2,611)
Repurchases of common stock	(60)	—	—	—	(60)
Dividends paid to shareholders	(464)	—	—	—	(464)
Repayment of debt	—	(2,313)	—	—	(2,313)
Proceeds from debt	14,108	3,000	—	—	17,108
Proceeds from (repayment of) revolving credit facility	—	—	(255)	—	(255)
Debt issuance costs	(497)	(27)	—	—	(524)
Payment upon settlement of acquired warrants	—	—	(613)	—	(613)
Intercompany loan from (to) consolidated affiliates	—	6,000	(40)	(5,960)	—
Change in investment in consolidated subsidiaries	1,928	6,933	185	(9,046)	—
Net cash provided by (used in) financing activities	15,089	13,593	(2,925)	(15,006)	10,751
Effect of exchange rate changes on cash	—	—	1	—	1
Net increase (decrease) in cash and cash equivalents	—	545	2,582	—	3,127
Cash and cash equivalents, beginning of year	—	661	4,363	—	5,024
Cash and cash equivalents, end of year	$—	$1,206	$6,945	$—	$8,151

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18.	Quarterly Results of Operations (unaudited)

	First	Second	Third	Fourth
	(in millions, except per share amounts)
2018
Revenue, net	$5,181	$5,336	$5,013	$5,117
Gross profit	1,913	2,013	1,927	1,852
Operating income	905	955	914	843
Net income (loss)	681	(823)	61	756

Basic income (loss) per common share	$2.31	$(2.78)	$0.20	$2.53
Diluted income (loss) per common share	$2.23	$(2.78)	$0.20	$2.46

	First	Second	Third	Fourth
	(in millions, except per share amounts)
2017
Revenue, net	$4,714	$4,888	$4,649	$4,842
Gross profit	1,335	1,533	1,523	1,681
Operating income (loss)	232	545	525	652
Net income (loss)	(366)	235	248	280

Basic income (loss) per common share	$(1.28)	$0.82	$0.86	$0.96
Diluted income (loss) per common share	$(1.28)	$0.80	$0.83	$0.93

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth fiscal quarter ended June 29, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We are implementing an enterprise resource planning (“ERP”) system on a worldwide basis, which is expected to improve the efficiency of certain financial and related transactional processes. The gradual implementation is expected to occur in phases over the next several years. We have completed the implementation of certain processes, including the financial consolidation and reporting and supplier management processes, and have revised and updated the related controls. These changes did not materially affect our internal control over financial reporting. As we implement the remaining functionality under this ERP system over the next several years, we will continue to assess the impact on our internal control over financial reporting.

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

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended June 29, 2018. In addition, our Board of Directors has adopted a Code of Business Ethics that applies to all of our directors, employees and officers, including our Chief Executive Officer and Chief Financial Officer. The current version of the Code of Business Ethics is available on our website under the Corporate Governance section at www.wdc.com. To the extent required by rules adopted by the SEC and The Nasdaq Stock Market LLC, we intend to promptly disclose future amendments to certain provisions of the Code of Business Ethics, or waivers of such provisions granted to executive officers and directors, on our website under the Corporate Governance section at www.wdc.com.

Item 11.	Executive Compensation

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended June 29, 2018.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended June 29, 2018.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended June 29, 2018.

Item 14.	Principal Accounting Fees and Services

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended June 29, 2018.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as a part of this Annual Report on Form 10‑K:

(1)	Financial Statements. The financial statements included in Part II, Item 8 of this document are filed as part of this Annual Report on Form 10‑K.

(2)	Financial Statement Schedules.

All schedules are omitted as the required information is immaterial, inapplicable or the information is presented in the Consolidated Financial Statements or related Notes.

(3)
Exhibits. The exhibits listed in the Exhibit Index below are filed with, or incorporated by reference in, this Annual Report on Form 10‑K, as specified in the Exhibit List, from exhibits previously filed with the SEC. Certain agreements listed in the Exhibit List that we have filed or incorporated by reference may contain representations and warranties by us or our subsidiaries. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in our public disclosures, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe the actual state of affairs at the date hereof and should not be relied upon.

EXHIBIT INDEX

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of October 21, 2015, among Western Digital Corporation, Schrader Acquisition Corporation and SanDisk Corporation (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on October 26, 2015)±

3.1
Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 8, 2006)

3.2
Amended and Restated By-Laws of Western Digital Corporation, as amended effective as of May 2, 2018 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on May 7, 2018)

4.1
Indenture (including Form of 0.5% Convertible Senior Notes due 2020), dated as of October 29, 2013, by and between SanDisk Corporation and The Bank of New York Mellon Trust Company, N.A. (Filed as Exhibit 4.1 to SanDisk Corporation’s Current Report on Form 8-K (File No. 000-26734) with the Securities and Exchange Commission on October 29, 2013)

4.2
First Supplemental Indenture to the Indenture filed as Exhibit 4.1 hereto, dated as of May 12, 2016, among SanDisk Corporation, The Bank of New York Mellon Trust Company, N.A., as trustee, and Western Digital Corporation (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on May 12, 2016)

4.3
Indenture (including Form of 4.750% Senior Notes due 2026), dated as of February 13, 2018, among Western Digital Corporation; HGST, Inc., WD Media, LLC, Western Digital (Fremont), LLC and Western Digital Technologies, Inc., as guarantors; and U.S. Bank National Association, as trustee (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 333-222762) with the Securities and Exchange Commission on February 13, 2018)

4.4
Indenture (including Form of 1.50% Convertible Senior Notes due 2024), dated as of February 13, 2018, among Western Digital Corporation; HGST, Inc., WD Media, LLC, Western Digital (Fremont), LLC and Western Digital Technologies, Inc., as guarantors; and U.S. Bank National Association, as trustee (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 333-222762) with the Securities and Exchange Commission on February 13, 2018)

10.1
Western Digital Corporation 2017 Performance Incentive Plan (formerly named the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan), amended and restated as of August 3, 2017 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on November 2, 2017)*

10.1.1
Form of Notice of Grant of Stock Option and Option Agreement - Executives, under the Western Digital Corporation 2017 Performance Incentive Plan (Filed as Exhibit 10.1.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 6, 2018)*

Exhibit Number	Description
10.1.2
Form of Notice of Grant of Stock Option and Option Agreement - Non-Executives, under the Western Digital Corporation 2017 Performance Incentive Plan (Filed as Exhibit 10.1.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 6, 2018)*

10.1.3
Form of Notice of Grant of Stock Units and Stock Unit Award Agreement - Executives, under the Western Digital Corporation 2017 Performance Incentive Plan (Filed as Exhibit 10.1.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 6, 2018)*

10.1.4
Form of Notice of Grant of Stock Units and Stock Unit Award Agreement, under the Western Digital Corporation 2017 Performance Incentive Plan (Filed as Exhibit 10.1.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 6, 2018)*

10.1.5
Form of Notice of Grant of Performance Stock Units and Performance Stock Unit Award Agreement - Executives, under the Western Digital Corporation 2017 Performance Incentive Plan (Filed as Exhibit 10.1.5 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 6, 2018)*

10.1.6
Form of Notice of Grant of Stock Option and Option Agreement - Executives, as amended on November 3, 2015, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan (now named the Western Digital Corporation 2017 Performance Incentive Plan) (Filed as Exhibit 10.1.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 10, 2016)*

10.1.7
Form of Notice of Grant of Stock Option and Option Agreement - Non-Executives, as amended on November 3, 2015, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan (now named the Western Digital Corporation 2017 Performance Incentive Plan) (Filed as Exhibit 10.1.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 10, 2016)*

10.1.8
Form of Notice of Grant of Stock Units and Stock Unit Award Agreement - Executives, as amended on November 3, 2015, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan (now named the Western Digital Corporation 2017 Performance Incentive Plan) (Filed as Exhibit 10.1.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 10, 2016)*

10.1.9
Form of Notice of Grant of Stock Units and Stock Unit Award Agreement, as amended on November 3, 2015, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan (now named the Western Digital Corporation 2017 Performance Incentive Plan) (Filed as Exhibit 10.1.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 10, 2016)*

10.1.10
Form of Notice of Grant of Performance Stock Units and Performance Stock Unit Award Agreement for Mark Long, dated September 17, 2015, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan (now named the Western Digital Corporation 2017 Performance Incentive Plan) (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 10, 2015)*

10.1.11
Form of Notice of Grant of Performance Stock Units and Performance Stock Unit Award Agreement (revised March 2016) under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan (now named the Western Digital Corporation 2017 Performance Incentive Plan) (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 9, 2016)*

10.1.12
Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan (now named the Western Digital Corporation 2017 Performance Incentive Plan) Non-Employee Director Option Grant Program, as amended September 6, 2012, and Form of Notice of Grant of Stock Option and Option Agreement - Non-Employee Directors (Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 2, 2012)*

10.1.13
Western Digital Corporation 2017 Performance Incentive Plan Non-Employee Director Restricted Stock Unit Grant Program, as amended November 1, 2017 (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 6, 2018)*

10.1.14
Western Digital Corporation Incentive Compensation Plan, as Amended and Restated August 5, 2015 (Filed as Exhibit 10.1.8 to the Company’s Annual Report on Form 10‑K (File No. 1-08703) with the Securities and Exchange Commission on August 21, 2015)*

10.2
Western Digital Corporation 2005 Employee Stock Purchase Plan, as amended August 5, 2015 (Filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-207842) with the Securities and Exchange Commission on November 5, 2015)*

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

10.7
Western Digital Corporation Executive Severance Plan, amended and restated as of February 2, 2017 (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 7, 2017)*

10.8
Form of Indemnity Agreement for Directors of Western Digital Corporation (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 8, 2002)*

Exhibit Number	Description
10.9
Form of Indemnity Agreement for Officers of Western Digital Corporation (Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 8, 2002)*

10.10	Form of Indemnification Agreement entered into between SanDisk Corporation and its directors and officers†*
10.11
Loan Agreement, dated as of April 29, 2016, by and among Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders and financial institutions from time to time party thereto (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 9, 2016)

10.11.1
Amendment No. 1, dated as of August 17, 2016, to the Loan Agreement dated as of April 29, 2016, by and among Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the lenders party thereto and the other loan parties thereto (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on August 18, 2016)

10.11.2
Amendment No. 2, dated as of September 22, 2016, to the Loan Agreement dated as of April 29, 2016, by and among Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the lenders party thereto and the other loan parties thereto (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on September 22, 2016)

10.11.3
Amendment No. 3, dated as of March 14, 2017, to the Loan Agreement dated as of April 29, 2016, by and among Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the lenders party thereto and the other loan parties thereto (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on March 14, 2017)

10.11.4
Amendment No. 4, dated as of March 23, 2017, to the Loan Agreement dated as of April 29, 2016, by and among Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the lenders party thereto and the other loan parties thereto (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on March 23, 2017)

10.11.5
Amendment No. 5, dated as of November 8, 2017, to the Loan Agreement dated as of April 29, 2016, by and among Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the lenders party thereto and the other loan parties thereto (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on November 8, 2017)

10.11.6
Amendment No. 6, dated as of November 29, 2017, to the Loan Agreement dated as of April 29, 2016, by and among Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the lenders party thereto and the other loan parties thereto (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on November 29, 2017)

10.11.7
Amendment No. 7, dated as of February 27, 2018, to the Loan Agreement dated as of April 29, 2016, by and among Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the lenders party thereto and the other loan parties thereto (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on February 27, 2018)

10.11.8
Amendment No. 8, dated as of May 15, 2018, to the Loan Agreement dated as of April 29, 2016, by and among Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the lenders party thereto and the other loan parties thereto (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on May 15, 2018)

10.12
Guaranty Agreement, dated as of April 29, 2016, by and among Western Digital Corporation, the subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the guaranteed creditors (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No.1-08703) with the Securities and Exchange Commission on April 29, 2016)

10.13
Security Agreement, dated as of May 12, 2016, by and among the debtors (as defined therein) party thereto and JPMorgan Chase Bank, N.A., as collateral agent (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on May 12, 2016)

10.14
Flash Alliance Master Agreement, dated as of July 7, 2006, by and among SanDisk Corporation, Toshiba Corporation and SanDisk (Ireland) Limited (Filed as Exhibit 10.1 to SanDisk Corporation’s Quarterly Report on Form 10-Q (File No. 000-26734) with the Securities and Exchange Commission on November 8, 2006)#

10.15
Operating Agreement of Flash Alliance, Ltd., dated as of July 7, 2006, by and between Toshiba Corporation and SanDisk (Ireland) Limited (Filed as Exhibit 10.2 to SanDisk Corporation’s Quarterly Report on Form 10-Q (File No. 000-26734) with the Securities and Exchange Commission on November 8, 2006)#

10.16
Joint Venture Restructure Agreement, dated as of January 29, 2009, by and among SanDisk Corporation, SanDisk (Ireland) Limited, SanDisk (Cayman) Limited, Toshiba Corporation, Flash Partners Limited and Flash Alliance Limited (Filed as Exhibit 10.1 to SanDisk Corporation’s Quarterly Report on Form 10-Q (File No. 000-26734) with the Securities and Exchange Commission on May 7, 2009)#

10.17
New Y2 Facility Agreement, dated October 20, 2015, by and among SanDisk Corporation, SanDisk (Ireland) Limited, SanDisk (Cayman) Limited, SanDisk Flash B.V., Toshiba Corporation, Flash Partners Limited, Flash Alliance Limited and Flash Forward Limited (Filed as Exhibit 10.37 to SanDisk Corporation’s Annual Report on Form 10‑K (File No. 000-26734) with the Securities and Exchange Commission on February 12, 2016)#

10.18
FAL Commitment and Extension Agreement, dated as of December 12, 2017, by and among Western Digital Corporation, SanDisk LLC, SanDisk (Ireland) Limited and Toshiba Memory Corporation (Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 6, 2018)#

Exhibit Number	Description
10.19
Y6 Facility Agreement, dated as of December 12, 2017, by and among Western Digital Corporation, SanDisk LLC, SanDisk (Cayman) Limited, SanDisk (Ireland) Limited, SanDisk Flash B.V., Flash Partners, Ltd., Flash Alliance, Ltd., Flash Forward, Ltd. and Toshiba Memory Corporation (Filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 6, 2018)#

10.20
Confidential Settlement and Mutual Release Agreement, dated as of December 12, 2017, by and among Western Digital Corporation, SanDisk LLC, SanDisk (Cayman) Limited, SanDisk (Ireland) Limited, SanDisk Flash B.V., Toshiba Corporation and Toshiba Memory Corporation (Filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 6, 2018)#

10.21
Confidential Settlement and Mutual Release Agreement, dated as of December 12, 2017, by and among Western Digital Corporation, SanDisk LLC, SanDisk (Cayman) Limited, SanDisk (Ireland) Limited, SanDisk Flash B.V., Bain Capital Private Equity, L.P., BCPE Pangea Cayman, L.P., BCPE Pangea Cayman2, Ltd., Bain Capital Fund XII, L.P., Bain Capital Asia Fund III, L.P. and K.K. Pangea (Filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 6, 2018)#

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges†
21	Subsidiaries of Western Digital Corporation†
23	Consent of Independent Registered Public Accounting Firm†
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document†
101.SCH	XBRL Taxonomy Extension Schema Document†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†

†	Filed with this report.

**	Furnished with this report.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

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
Dated: August 24, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10‑K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN D. MILLIGAN	Chief Executive Officer, Director (Principal Executive Officer)	August 24, 2018
Stephen D. Milligan

/s/ MARK P. LONG	President WD Capital, Chief Strategy Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 24, 2018
Mark P. Long

/s/ MATTHEW E. MASSENGILL	Chairman of the Board	August 24, 2018
Matthew E. Massengill

/s/ MARTIN I. COLE	Director	August 24, 2018
Martin I. Cole

/s/ KATHLEEN A. COTE	Director	August 24, 2018
Kathleen A. Cote

/s/ HENRY T. DENERO	Director	August 24, 2018
Henry T. DeNero

/s/ MICHAEL D. LAMBERT	Director	August 24, 2018
Michael D. Lambert

/s/ LEN J. LAUER	Director	August 24, 2018
Len J. Lauer

/s/ PAULA A. PRICE	Director	August 24, 2018
Paula A. Price