Form 10-Q
period 2018-09-28
WESTERN DIGITAL CORP
filed 2018-11-06
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of the close of business on October 30, 2018, 289,424,688 shares of common stock, par value $0.01 per share, were outstanding.

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

WDC, a Delaware corporation, is the parent company of our data storage business. Our principal executive offices are located at 5601 Great Oaks Parkway, San Jose, California 95119. Our telephone number is (408) 717-6000 and our website is www.wdc.com. The information on our website is not incorporated in this Quarterly Report on Form 10‑Q.

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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning:

•	expectations regarding our Flash Ventures joint venture with Toshiba Memory Corporation and regarding our flash output and the flash industry;

•	our quarterly cash dividend policy and share repurchase program;

•	expectations regarding our product development and technology plans;

•	expectations regarding our future results of operations;

•	expectations regarding the outcome of legal proceedings in which we are involved;

•	expectations regarding the impact of the Tax Cuts and Jobs Act enacted on December 22, 2017 on the Company;

•	expectations regarding the repatriation of funds from our foreign operations;

•	our beliefs regarding tax benefits and the timing of future payments, if any, relating to the unrecognized tax benefits, and the adequacy of our tax provisions;

•	expectations regarding capital investments and sources of funding for those investments; and

•	our beliefs regarding the sufficiency of our available liquidity to meet our working capital, debt, dividend and capital expenditure needs.

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

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	September 28, 2018	June 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$4,646	$5,005
Accounts receivable, net	2,219	2,197
Inventories	3,119	2,944
Other current assets	587	492
Total current assets	10,571	10,638
Property, plant and equipment, net	3,054	3,095
Notes receivable and investments in Flash Ventures	2,028	2,105
Goodwill	10,072	10,075
Other intangible assets, net	2,404	2,680
Other non-current assets	576	642
Total assets	$28,705	$29,235
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,081	$2,265
Accounts payable to related parties	286	259
Accrued expenses	1,305	1,274
Accrued compensation	500	479
Current portion of long-term debt	213	179
Total current liabilities	4,385	4,456
Long-term debt	10,930	10,993
Other liabilities	2,015	2,255
Total liabilities	17,330	17,704
Commitments and contingencies (Notes 7, 9, 11 and 14)
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized — 5 shares; issued and outstanding — none	—	—
Common stock, $0.01 par value; authorized — 450 shares; issued — 312 shares; outstanding — 289 shares and 296 shares, respectively	3	3
Additional paid-in capital	4,085	4,254
Accumulated other comprehensive loss	(76)	(39)
Retained earnings	9,172	8,757
Treasury stock — common shares at cost; 23 shares and 16 shares, respectively	(1,809)	(1,444)
Total shareholders’ equity	11,375	11,531
Total liabilities and shareholders’ equity	$28,705	$29,235

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	September 28, 2018	September 29, 2017
Revenue, net	$5,028	$5,181
Cost of revenue	3,364	3,268
Gross profit	1,664	1,913
Operating expenses:
Research and development	576	592
Selling, general and administrative	356	364
Employee termination, asset impairment, and other charges	46	52
Total operating expenses	978	1,008
Operating income	686	905
Interest and other income (expense):
Interest income	15	16
Interest expense	(116)	(205)
Other expense, net	(2)	(6)
Total interest and other expense, net	(103)	(195)
Income before taxes	583	710
Income tax expense	72	29
Net income	$511	$681

Income per common share
Basic	$1.75	$2.31
Diluted	$1.71	$2.23
Weighted average shares outstanding:
Basic	292	295
Diluted	298	306

Cash dividends declared per share	$0.50	$0.50

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended
	September 28, 2018	September 29, 2017
Net income	$511	$681
Other comprehensive loss, before tax:
Foreign currency translation adjustment	(37)	(4)
Net unrealized gain (loss) on derivative contracts and available-for-sale securities	(1)	3
Total other comprehensive loss, before tax	(38)	(1)
Income tax benefit related to items of other comprehensive loss, before tax	1	—
Other comprehensive loss, net of tax	(37)	(1)
Total comprehensive income	$474	$680

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	September 28, 2018	September 29, 2017
Cash flows from operating activities
Net income	$511	$681
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	480	533
Stock-based compensation	79	97
Deferred income taxes	201	36
Loss on disposal of assets	2	1
Write-off of issuance costs and amortization of debt discounts	9	10
Other non-cash operating activities, net	20	11
Changes in:
Accounts receivable, net	(22)	(148)
Inventories	(175)	44
Accounts payable	(77)	(146)
Accounts payable to related parties	27	20
Accrued expenses	34	164
Accrued compensation	20	(38)
Other assets and liabilities, net	(404)	(132)
Net cash provided by operating activities	705	1,133
Cash flows from investing activities
Purchases of property, plant and equipment	(277)	(160)
Proceeds from the sale of property, plant and equipment	—	5
Acquisitions, net of cash acquired	—	(93)
Purchases of investments	(11)	(38)
Proceeds from sale of investments	6	14
Proceeds from maturities of investments	3	2
Notes receivable issuances to Flash Ventures	(115)	(229)
Notes receivable proceeds from Flash Ventures	144	98
Strategic investments and other, net	(9)	23
Net cash used in investing activities	(259)	(378)
Cash flows from financing activities
Issuance of stock under employee stock plans	8	20
Taxes paid on vested stock awards under employee stock plans	(66)	(61)
Repurchases of common stock	(563)	—
Dividends paid to shareholders	(148)	(147)
Settlement of debt hedge contracts	—	26
Repayment of debt	(38)	(62)
Net cash used in financing activities	(807)	(224)
Effect of exchange rate changes on cash	2	1
Net increase (decrease) in cash and cash equivalents	(359)	532
Cash and cash equivalents, beginning of year	5,005	6,354
Cash and cash equivalents, end of period	$4,646	$6,886
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$191	$73
Cash paid for interest	$139	$71

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Organization and Basis of Presentation

Western Digital Corporation (“Western Digital” or “the Company”) is a leading developer, manufacturer and provider of data storage devices and solutions that address the evolving needs of the information technology industry and the infrastructure that enables the proliferation of data in virtually every other industry. The Company’s broad portfolio of technology and products address the following key markets: Client Devices; Data Center Devices and Solutions; and Client Solutions. The Company also generates license and royalty revenue related to its intellectual property (“IP”), which is included in each of these three categories.

The accounting policies followed by the Company are set forth in Part II, Item 8, Note 1, Organization and Basis of Presentation, of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10‑K for the fiscal year ended June 29, 2018. In the opinion of management, all adjustments necessary to fairly state the Condensed Consolidated Financial Statements have been made. All such adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in the Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10‑K for the fiscal year ended June 29, 2018. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

Fiscal Year

The Company’s fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Fiscal years 2019, which ends on June 28, 2019, and 2018, which ended on June 29, 2018, are each comprised of 52 weeks, with all quarters presented consisting of 13 weeks.

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

Accounting Pronouncements Recently Adopted

On August 29, 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”), to reduce diversity in practice in accounting for the costs of implementing cloud computing arrangements that are service contracts.  ASU 2018-15 allows entities to apply the guidance in the FASB Accounting Standards Codification (“ASC”) 350-40 to determine which implementation costs are eligible to be capitalized as assets in a cloud computing arrangement that is considered a service contract.  The Company adopted this standard on a prospective basis effective June 30, 2018, the beginning of fiscal year 2019, as allowed by the standard.  This standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements upon adoption or for the three months ended September 28, 2018.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”). ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017 (the “2017 Act”). Consequently, the amendments eliminate the stranded tax effects resulting from the 2017 Act and will improve the usefulness of information reported to financial statement users. Because the amendments only relate to the reclassification of the income tax effects of the 2017 Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. For tax effects that are unrelated to the 2017 Act, the Company’s policy to release these from Accumulated other comprehensive loss on an individual item basis rather than a portfolio basis remains unchanged. The Company early adopted this standard effective June 30, 2018 and elected to reclassify stranded tax effects resulting from the 2017 Act from Accumulated other comprehensive loss to Retained earnings. The adoption of this standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). ASU 2017-12 simplifies hedge accounting through changes to both designation and measurement requirements. For hedges that qualify as highly effective, the new standard eliminates the requirement to separately measure and record hedge ineffectiveness with the entire change in fair value of designated hedge reported in the results of operations in the same line item as the hedged item. The Company early adopted this standard effective June 30, 2018, using the modified retrospective approach. The adoption of this standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). ASU 2017-09 provides clarification when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The Company adopted this standard on a prospective basis effective June 30, 2018. The adoption of this standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In March 2017, the FASB issued ASU No. 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”). ASU 2017-07 requires that the Company report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. In addition, the other components of net benefit cost are now presented in Other expense, net in the Condensed Consolidated Statements of Operations. The Company adopted this standard effective June 30, 2018. The adoption of this standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 narrows the definition of a “business.” This standard provides guidance to assist entities with evaluating when a set of transferred assets and activities is a business. The Company adopted this standard effective June 30, 2018, and will apply it prospectively to transactions occurring thereafter. The adoption of this standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”). ASU 2016-16 removes the prohibition in the FASB ASC Topic 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The new standard is intended to reduce the complexity and diversity in practice related to the tax consequences of certain types of intra-entity asset transfers, particularly those involving IP. The Company adopted this standard effective June 30, 2018. The adoption of this standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 provides guidance related to accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. Marketable equity securities previously classified as available-for-sale equity investments are now measured and recorded at fair value with changes in fair value recorded within Other expense, net in the Condensed Consolidated Statements of Operations rather than as a component of Other comprehensive income as in prior years. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The Company adopted this standard effective June 30, 2018. The adoption of this standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which superseded the requirements in ASC 605 “Revenue Recognition” (Topic 605). Topic 606 outlines a comprehensive five-step revenue recognition model based on the principle that an entity should recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Topic 606 also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted Topic 606 effective June 30, 2018, using the modified retrospective method to all contracts that were not completed contracts as of the beginning of the fiscal year. Results for reporting periods beginning with fiscal year 2019 are presented under Topic 606, while prior period information presented on the financial statements or elsewhere in this Quarterly Report on Form 10-Q is reported under the Company’s historic accounting policies under Topic 605 in effect for that period and is not adjusted to reflect the retrospective effect of the adoption of Topic 606. The cumulative effect of adopting Topic 606 was a post-tax increase to the opening retained earnings of $56 million as of June 30, 2018, which was primarily related to our license and royalty revenue arrangements. These arrangements had no remaining performance obligation but were previously recognized under Topic 605 when they were reported to the Company by its licensees, which was generally one quarter in arrears from the licensees’ sales of the licensed products. Adoption of the standard did not have a material impact on the Company’s financial position, results of operations, and cash flows, as of or for the three-month period ended September 28, 2018, and the Company expects that the impact of the adoption of the new standard will not be material to its results of operations prospectively. See Note 3, Revenues, for additional disclosures related to this standard.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 supersedes ASC 840 “Leases”. The amendments in this update require, among other things, that lessees recognize the following for all leases (unless a policy election is made by class of underlying asset to exclude short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or the direct use of, a specified asset for the lease term. The FASB issued ASU 2018-11 on July 30, 2018, which allows entities to apply the provisions of ASC 842 at the effective date without adjusting comparative periods. The standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. As the Company plans for the adoption of this standard, the Company has completed its first phase of identifying its leases including the identification of embedded leases. The Company is in the process of identifying changes to its processes, internal controls and system requirements and configurations for a new lease accounting system to address the new lease standard. The Company’s implementation efforts are progressing as planned. The Company expects to adopt this standard in the first quarter of fiscal 2020 and expects to elect the practical expedient to not present historical comparative information. The Company continues to evaluate the impact ASU 2016-02 will have on its Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Revenues

The Company offers a broad range of data storage products that include Client Devices, Data Center Devices and Solutions, and Client Solutions. Client Devices consist of hard disk drives (“HDDs”) and solid state drives (“SSDs”) for computing devices; flash-based embedded storage products; and flash-based memory wafers. Data Center Devices and Solutions consist of high-capacity enterprise HDDs and high-performance enterprise SSDs, data center software and system solutions. Client Solutions consist of HDDs and SSDs embedded into external storage products and removable flash-based products. The Company also generates license and royalty revenues related to its IP patent licenses which are not material.

The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to the customer. The transaction price to be recognized as revenue is adjusted for variable consideration, such as sales incentives, and excludes amounts collected on behalf of third parties, including taxes imposed by governmental authorities. The Company’s performance obligations are typically not constrained based on the Company’s history with similar transactions and that uncertainties are resolved in a fairly short period of time.

Substantially all of the Company’s revenue is from the sale of tangible products for which the performance obligations are satisfied at a point in time, generally upon delivery. The Company’s services revenue mainly includes post contract customer support, warranty as a service and maintenance contracts. The performance obligations for the Company’s services are generally satisfied ratably over the service period based on the nature of the service provided and contract terms. Similarly, revenue from patent licensing arrangements is recognized based on whether the arrangement provides the customer a right to use or right to access the IP. Revenue for a right to use arrangement is recognized at the time the control of the license is transferred to the customer. Revenue for a right to access arrangement is recognized over the contract period using the time lapse method. For the sales-based royalty arrangements, the Company estimates and recognizes revenue in the period in which customers’ licensable sales occur.

The Company’s customer payment terms are typically less than three months from the date control over the product or service is transferred to the customer. The Company uses the practical expedient and does not recognize a significant financing component for payment considerations of less than one year. The financing components of contracts with payment terms were not material.

The Company provides distributors and retailers (collectively referred to as “resellers”) with limited price protection for inventories held by resellers at the time of published list price reductions and/or a right of return. The Company also provides resellers and original equipment manufacturers (“OEMs”) with other sales incentive programs. The Company uses judgment in its assessment of variable consideration in contracts to be included in the transaction price. The Company uses the expected value method to arrive at the amount of variable consideration. The Company believes the estimate of variable consideration is not constrained and that the expected value method is the appropriate estimate of the amount of variable consideration based on the fact that the Company has a large number of contracts with similar characteristics. The Company’s methodology for the estimates is based on several factors, including anticipated price decreases during the reseller holding period, resellers’ sell-through and inventory levels, estimated amounts to be reimbursed to qualifying customers, historical pricing information, historical and anticipated returns information and customer claim processing. The Company also has programs under which it reimburses qualified distributors and retailers for certain marketing expenditures, which are typically recorded as a reduction of the transaction price and, therefore, of revenue.

Some of the Company’s revenue arrangements include more than one performance obligation, which are typically comprised of tangible products, software and support services for multiple distinct licenses. For these multiple-element arrangements, the Company evaluates whether each deliverable is a distinct promise and should be accounted for as a separate performance obligation. If a promised good or service is not distinct in accordance with the revenue guidance, the Company combines that good or service with the other promised goods or services in the arrangement until a distinct bundle of goods is identified. The Company allocates the transaction price to the performance obligations of each distinct product or service, or distinct bundle, based on their relative standalone selling prices. Where a separate standalone selling price is not available, the transaction price is based on the Company’s best estimate of the selling price. The Company uses one or a combination of more than one of the following methods to estimate the standalone selling price: the adjusted market assessment approach, the expected cost plus a margin approach, or another suitable method based on the facts and circumstances.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contract assets represent the Company’s rights to consideration where performance obligations are completed but the customer payments are not due until another performance obligation is satisfied. The Company did not have any contract assets as of either September 28, 2018 or the date of adoption of Topic 606.

The Company incurs sales commissions and other direct incremental costs to obtain sales contracts. The Company has applied the practical expedient to recognize the direct incremental costs of obtaining contracts as an expense when incurred if the amortization period is expected to be one year or less or the amount is not material, with these costs charged to selling, general and administrative expenses. Prior to the adoption of the new revenue standard, the Company’s policy was to expense all contract acquisition costs as incurred. Other direct incremental costs to obtain contracts that have an expected benefit of greater than one year are amortized over the period of expected cash flows from the related contracts, and the amortization expense is recorded as a reduction to revenue. Total capitalized contract costs and the related amortization as of and for the three months ended September 28, 2018 were not material.

Contract liabilities relate to customers’ payments in advance of performance under the contract and primarily relate to remaining performance obligations under support and maintenance contracts. As of September 28, 2018 and the date of adoption of Topic 606, contract liabilities were $86 million and $120 million, respectively, and were reflected in Accrued expenses. Changes in the contract liability balance during the three months ended September 28, 2018 were primarily the result of $41 million of revenue recognized during the period that was deferred at June 29, 2018, partially offset by payments received and billings in advance of satisfying performance obligations.

The Company applies the practical expedients and does not disclose transaction price allocated to the remaining performance obligations for (i) arrangements that have an original expected duration of one year or less, which mainly consist of the support and maintenance contracts, and (ii) variable consideration amounts for sale-based or usage-based royalties for IP license arrangements, which typically range longer than one year. Remaining performance obligations are mainly attributed to unearned revenue and multi-year contracts with future installment payments at the end of any given period. The transaction price allocated to the other remaining performance obligations as of September 28, 2018 was $263 million, which is mainly attributable to the functional IP license and service arrangements. The Company expects to recognize this amount as revenue as follows: $87 million during the remainder of fiscal 2019, $58 million in fiscal 2020, $45 million in fiscal 2021 and $73 million thereafter.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s disaggregated revenue information is as follows(1):

	Three Months Ended
	September 28, 2018	September 29, 2017
	(in millions, except percentages)
Revenue by End Market
Client Devices	$2,650	$2,676
Data Center Devices & Solutions	1,446	1,369
Client Solutions	932	1,136
Total Revenue	5,028	5,181

Revenue by Form Factor
HDD	$2,494	$2,610
Flash-based	2,534	2,571
Total Revenue	$5,028	$5,181

Revenue by Geography (%)
Americas	25%	26%
Europe, Middle East and Africa	18	18
Asia	57	56

(1)
Prior year information is presented in accordance with the accounting guidance in effect during that period and has not been updated for Topic 606. The impact of the adoption of Topic 606 was not material.

For the three months ended September 28, 2018 and September 29, 2017, two customers accounted for 11% and 10%, respectively, of the Company’s net revenue. For the three months ended September 28, 2018 and September 29, 2017, the Company’s top 10 customers accounted for 48% and 42% of the Company’s net revenue, respectively.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Supplemental Financial Statement Data

Accounts receivable, net

From time to time, in connection with factoring agreements, the Company sells trade accounts receivable without recourse to third party purchasers in exchange for cash. During the three months ended September 28, 2018, the Company sold trade accounts receivable and received cash proceeds of $243 million. The discounts on the trade accounts receivable sold during the period were not material and were recorded within Other expense, net in the Condensed Consolidated Financial Statements. During the three months ended September 29, 2017, the Company did not sell any trade accounts receivable.

Inventories

	September 28, 2018	June 29, 2018
	(in millions)
Inventories:
Raw materials and component parts	$1,139	$1,048
Work-in-process	934	878
Finished goods	1,046	1,018
Total inventories	$3,119	$2,944

Property, plant and equipment, net

	September 28, 2018	June 29, 2018
	(in millions)
Property, plant, and equipment:
Land	$306	$306
Buildings and improvements	1,965	1,949
Machinery and equipment	7,311	7,209
Computer equipment and software	447	440
Furniture and fixtures	51	48
Construction-in-process	251	234
Property, plant and equipment, gross	10,331	10,186
Accumulated depreciation	(7,277)	(7,091)
Property, plant, and equipment, net	$3,054	$3,095

Goodwill

Carrying Amount
(in millions)
Balance at June 29, 2018	$10,075
Foreign currency translation adjustment	(3)
Balance at September 28, 2018	$10,072

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets

	September 28, 2018	June 29, 2018
	(in millions)
Finite-lived intangible assets	$5,818	$5,818
In-process research and development	80	80
Accumulated amortization	(3,494)	(3,218)
Intangible assets, net	$2,404	$2,680

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

Product warranty liability

Changes in the warranty accrual were as follows:

	Three Months Ended
	September 28, 2018	September 29, 2017
	(in millions)
Warranty accrual, beginning of period	$318	$311
Charges to operations	34	44
Utilization	(26)	(38)
Changes in estimate related to pre-existing warranties	(3)	(15)
Warranty accrual, end of period	$323	$302

The current portion of the warranty accrual is classified in Accrued expenses and the long-term portion is classified in Other liabilities as noted below:

	September 28, 2018	June 29, 2018
	(in millions)
Warranty accrual
Current portion	$169	$168
Long-term portion	154	150
Total warranty accrual	$323	$318

Other liabilities

	September 28, 2018	June 29, 2018
	(in millions)
Other non-current liabilities:
Non-current net tax payable	$939	$1,315
Other non-current liabilities	1,076	940
Total other non-current liabilities	$2,015	$2,255

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated other comprehensive income (loss)

Other comprehensive income (loss) (“OCI”), net of tax refers to expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income. The following table illustrates the changes in the balances of each component of Accumulated other comprehensive income (loss) (“AOCI”):

	Actuarial Pension Gains (Losses)	Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Derivative Contracts and Available for Sale Securities	Total Accumulated Comprehensive Income (Loss)
	(in millions)
Balance at June 29, 2018	$(19)	$(21)	$1	$(39)
Other comprehensive loss before reclassifications	—	(37)	(6)	(43)
Amounts reclassified from accumulated other comprehensive loss	—	—	5	5
Income tax benefit related to items of other comprehensive loss	—	—	1	1
Net current-period other comprehensive loss	—	(37)	—	(37)
Balance at September 28, 2018	$(19)	$(58)	$1	$(76)

During the three months ended September 28, 2018 and September 29, 2017, the amounts reclassified out of AOCI related to derivative contracts were not material and were charged to Cost of revenue in the Condensed Consolidated Statements of Operations.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Fair Value Measurements and Investments

The Company’s total cash, cash equivalents and available-for-sale securities was as follows:

	September 28, 2018	June 29, 2018
	(in millions)
Cash and cash equivalents	$4,646	$5,005
Short-term available-for-sale securities (included within Other current assets)	24	23
Long-term available-for-sale securities (included within Other non-current assets)	91	93
Total cash, cash equivalents and available-for-sale securities	$4,761	$5,121

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 28, 2018 and June 29, 2018, and indicate the fair value hierarchy of the valuation techniques utilized to determine such values:

	September 28, 2018
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents:
Money market funds	$2,229	$—	$—	$2,229
Total cash equivalents	2,229	—	—	2,229
Short-term available-for-sale securities:
U.S. Treasury securities	1	—	—	1
Corporate notes and bonds	—	12	—	12
Asset-backed securities	—	7	—	7
Municipal notes and bonds		2	—	2
Equity securities	2	—	—	2
Total short-term available-for-sale securities	3	21	—	24
Long-term available-for-sale securities:
U.S. Treasury securities	2	—	—	2
U.S. Government agency securities	—	5	—	5
International government securities	—	1	—	1
Corporate notes and bonds	—	69	—	69
Asset-backed securities	—	4	—	4
Municipal notes and bonds	—	10	—	10
Total long-term available-for-sale securities	2	89	—	91
Foreign exchange contracts	—	46	—	46
Interest rate swap contracts	—	23	—	23
Total assets at fair value	$2,234	$179	$—	$2,413
Liabilities:
Foreign exchange contracts	$—	$31	$—	$31
Total liabilities at fair value	$—	$31	$—	$31

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 29, 2018
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents:
Money market funds	$2,554	$—	$—	$2,554
Certificates of deposit	—	4	—	4
Total cash equivalents	2,554	4	—	2,558
Short-term available-for-sale securities:
U.S. Treasury securities	3	—	—	3
Corporate notes and bonds	—	12	—	12
Asset-backed securities	—	4	—	4
Municipal notes and bonds	—	2	—	2
Equity securities	2	—	—	2
Total short-term available-for-sale securities	5	18	—	23
Long-term available-for-sale securities:
U.S. Treasury securities	3	—	—	3
U.S. Government agency securities	—	5	—	5
International government securities	—	1	—	1
Corporate notes and bonds	—	65	—	65
Asset-backed securities	—	8	—	8
Municipal notes and bonds	—	11	—	11
Total long-term available-for-sale securities	3	90	—	93
Foreign exchange contracts	—	51	—	51
Interest rate swap contracts	—	16	—	16
Total assets at fair value	$2,562	$179	$—	$2,741
Liabilities:
Foreign exchange contracts	$—	$28	$—	$28
Total liabilities at fair value	$—	$28	$—	$28

During the three months ended September 28, 2018, the Company had no transfers of financial assets and liabilities between levels.

Available-for-Sale Securities

The cost basis of the Company’s investments classified as available-for-sale securities, individually and in the aggregate, approximated its fair value as of September 28, 2018 and June 29, 2018.

Equity Securities Without a Readily Determinable Fair Value (“RDFV”)

From time to time, the Company enters into certain strategic investments for the promotion of business and strategic objectives. The equity securities of these privately-held companies do not have a RDFV. Under ASU 2016-01, these equity securities are now measured and recorded using the measurement alternative, which is cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes. In addition, the existing impairment model has been replaced with a new one-step qualitative impairment model. Adjustments resulting from impairments and qualifying observable price changes are recorded in Other income (expense), net in the Condensed Consolidated Statements of Operations. As of September 28, 2018 and June 30, 2018, these investments were not material.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments Not Carried at Fair Value

The carrying value of the Company’s revolving credit facility approximates its fair value given the revolving nature of the balance and the variable market interest rate. For financial instruments where the carrying value (which includes principal adjusted for any unamortized issuance costs, and discounts or premiums) differs from fair value (which is based on quoted market prices), the following table represents the related carrying value and fair value for each of the Company’s outstanding financial instruments. Each of the financial instruments presented below was categorized as Level 2 for all periods presented, based on the frequency of trading immediately prior to the end of the first quarter of 2019 and the fourth quarter of 2018, respectively.

	September 28, 2018		June 29, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
0.50% convertible senior notes due 2020	$31	$34	$31	$34
Variable interest rate Term Loan A-1 maturing 2023	4,951	4,968	4,982	5,013
Variable interest rate U.S. Term Loan B-4 maturing 2023	2,442	2,451	2,448	2,452
1.50% convertible notes due 2024	938	1,022	931	1,114
4.750% senior unsecured notes due 2026	2,281	2,232	2,280	2,238
Total	$10,643	$10,707	$10,672	$10,851

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Derivative Instruments and Hedging Activities

As of September 28, 2018, the Company had outstanding foreign exchange forward contracts that were designated as either cash flow hedges or non-designated hedges. The contract maturity dates of these foreign exchange forward contracts do not exceed 12 months. In addition, the Company had outstanding interest rate swaps that were designated as cash flow hedges. The Company did not have any foreign exchange forward contracts with credit-risk-related contingent features. As of September 28, 2018, the amount of existing net gains related to cash flow hedges recorded in AOCI was not material and the majority is expected to be reclassified to earnings over the next twelve months.

Changes in fair values of the non-designated foreign exchange contracts are recognized in Other expense, net and are largely offset by corresponding changes in the fair values of the foreign currency denominated monetary assets and liabilities. For each of the three-month periods ended September 28, 2018 and September 29, 2017, total net realized and unrealized transaction and foreign exchange contract currency gains and losses were not material to the Company’s Condensed Consolidated Financial Statements.

See Note 5, Fair Value Measurements and Investments, for additional disclosures related to the fair value of the Company’s foreign exchange forward contracts.

Netting Arrangements

Under certain provisions and conditions within agreements with counterparties to the Company’s foreign exchange forward contracts, subject to applicable requirements, the Company has the right of offset associated with the Company’s foreign exchange forward contracts and is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. As of September 28, 2018 and June 29, 2018, the effect of rights of offset was not material and the Company did not offset or net the fair value amounts of derivative instruments in its Condensed Consolidated Balance Sheets.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Debt

Debt consisted of the following as of September 28, 2018 and June 29, 2018:

	September 28, 2018	June 29, 2018
	(in millions)
0.50% convertible senior notes due 2020	$35	$35
Revolving credit facility maturing 2023	500	500
Variable interest rate Term Loan A-1 maturing 2023	4,959	4,991
Variable interest rate U.S. Term Loan B-4 maturing 2023	2,443	2,449
1.50% convertible notes due 2024	1,100	1,100
4.750% senior unsecured notes due 2026	2,300	2,300
Total debt	11,337	11,375
Issuance costs and debt discounts	(194)	(203)
Subtotal	11,143	11,172
Less current portion of long-term debt	(213)	(179)
Long-term debt	$10,930	$10,993

The Company is required to comply with certain financial covenants underlying its debt facilities, such as a leverage ratio and an interest coverage ratio. As of September 28, 2018, the Company was in compliance with all financial covenants.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Obligations and Funded Status

The following table presents the unfunded status of the benefit obligations for the Japanese Plan:

	September 28, 2018	June 29, 2018
	(in millions)
Benefit obligations	$254	$260
Fair value of plan assets	197	200
Unfunded status	$57	$60

The following table presents the unfunded amounts related to the Japanese Plan as recognized on the Company’s Condensed Consolidated Balance Sheets:

	September 28, 2018	June 29, 2018
	(in millions)
Current liabilities	$1	$1
Non-current liabilities	56	59
Net amount recognized	$57	$60

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Commitments, Contingencies and Related Parties

Flash Ventures

The Company’s business ventures with Toshiba Memory Corporation (“TMC”) consist of three separate legal entities: Flash Partners Ltd. (“Flash Partners”), Flash Alliance Ltd. (“Flash Alliance”), and Flash Forward Ltd. (“Flash Forward”), collectively referred to as “Flash Ventures”.

The following table presents the notes receivable from, and equity investments in, Flash Ventures as of September 28, 2018 and June 29, 2018:

	September 28, 2018	June 29, 2018
	(in millions)
Notes receivable, Flash Partners	$737	$767
Notes receivable, Flash Alliance	94	48
Notes receivable, Flash Forward	619	700
Investment in Flash Partners	187	191
Investment in Flash Alliance	277	283
Investment in Flash Forward	114	116
Total notes receivable and investments in Flash Ventures	$2,028	$2,105

During the three months ended September 28, 2018, the Company made net payments to Flash Ventures of $744 million for purchased flash-based memory wafers and net loans and investments.

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

The Company assesses financing receivable credit quality through financial and operational reviews of the borrower and creditworthiness, including credit rating agency ratings, of significant investors of the borrower, where material or known. There were no impairments in the three months ended September 28, 2018 or September 29, 2017.

As of September 28, 2018 and June 29, 2018, the Company had accounts payable balances due to Flash Ventures of $286 million and $259 million, respectively.

The Company’s maximum reasonably estimable loss exposure (excluding lost profits) as a result of its involvement with Flash Ventures, based upon the Japanese yen to U.S. dollar exchange rate at September 28, 2018, is presented below. Investments in Flash Ventures are denominated in Japanese yen, and the maximum estimable loss exposure excludes any cumulative translation adjustment due to revaluation from the Japanese yen to the U.S. dollar.

September 28, 2018

Notes receivable	$1,450
Equity investments	578
Operating lease guarantees	1,236
Inventory and prepayments	359
Maximum estimable loss exposure	$3,623

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is committed to purchase its provided three-month forecast of Flash Ventures’ flash-based wafer supply, which generally equals 50% of Flash Ventures’ output. The Company is not able to estimate its total wafer purchase commitment obligation beyond its rolling three-month purchase commitment because the price is determined by reference to the future cost of producing the semiconductor wafers. The Company is obligated to pay for half of Flash Ventures’ fixed costs regardless of the output the Company chooses to purchase. In addition, the Company is committed to fund 49.9% to 50.0% of each Flash Ventures entity’s investments to the extent that each Flash Ventures entity’s operating cash flow is insufficient to fund these investments.

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

The following table presents the Company’s portion of the remaining guarantee obligations under the Flash Ventures’ lease facilities in both Japanese yen and U.S. dollar-equivalent, based upon the Japanese yen to U.S. dollar exchange rate as of September 28, 2018.

	Lease Amounts
	(Japanese yen, in billions)	(U.S. dollar, in millions)
Total guarantee obligations	¥140	$1,236

The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the end of the term of the Flash Ventures lease agreements, in annual installments as of September 28, 2018 in U.S. dollars, based upon the Japanese yen to U.S. dollar exchange rate as of September 28, 2018:

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
	(in millions)
Remaining nine months of 2019	$280	$33	$313
2020	282	61	343
2021	197	95	292
2022	110	47	157
2023	42	64	106
Thereafter	3	22	25
Total guarantee obligations	$914	$322	$1,236

The Company and TMC have agreed to mutually contribute to, and indemnify each other and Flash Ventures for, environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances. The Company has not made any indemnification payments, nor recorded any indemnification receivables, under any such agreements. As of September 28, 2018, no amounts have been accrued in the Condensed Consolidated Financial Statements with respect to these indemnification agreements.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unis Venture

In November 2015, the Company entered into an agreement with Unisplendour Corporation Limited and Unissoft (Wuxi) Group Co. Ltd. (“Unis “) to form a joint venture, referred to as the “Unis Venture”, to market and sell the Company’s products in China and to develop data storage systems for the Chinese market in the future. The Unis Venture became operational during 2017. The Unis Venture is 49% owned by the Company and 51% owned by Unis. The Company accounts for its investment in the Unis Venture under the equity method of accounting. Revenue on products distributed by the Unis Venture are recognized upon sell through to third-party customers. For the three-month periods ended September 28, 2018 and September 29, 2017, the Company recognized less than 1% of its consolidated revenue on products distributed by the Unis Venture. The outstanding accounts receivable due from and investment in the Unis Venture were not material to the Condensed Consolidated Financial Statements as of September 28, 2018 or June 29, 2018.

Purchase Agreements

In the normal course of business, the Company enters into purchase orders with suppliers for the purchase of components used to manufacture its products. These purchase orders generally cover forecasted component supplies needed for production during the next quarter, are recorded as a liability upon receipt of the components, and generally may be changed or canceled at any time prior to shipment of the components. The Company also enters into long-term purchase agreements with various component suppliers that carry fixed volumes and pricing, which obligates the Company to make certain future purchases, contingent on certain conditions of performance, quality and technology of the vendor’s components. As of September 28, 2018, the Company had the following minimum long-term purchase commitments:

Long-term purchase commitments
(in millions)
Fiscal year
Remaining nine months of 2019	$14
2020	144
2021	141
2022	150
2023 and thereafter	170
Total	$619

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Shareholders’ Equity

Stock-based Compensation Expense

The following tables present the Company’s stock-based compensation for equity-settled awards by type and financial statement line as well as the related tax benefit included in the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended
	September 28, 2018	September 29, 2017
	(in millions)
Options	$5	$7
Restricted and performance stock units	67	83
Employee stock purchase plan	7	7
Subtotal	79	97
Tax benefit	(11)	(24)
Total	$68	$73

	Three Months Ended
	September 28, 2018	September 29, 2017
	(in millions)
Cost of revenue	$11	$13
Research and development	39	44
Selling, general and administrative	29	40
Subtotal	79	97
Tax benefit	(11)	(24)
Total	$68	$73

Compensation cost related to unvested stock options, restricted stock unit awards, (“RSU”), performance-based restricted stock unit awards, (“PSU”), and rights to purchase shares of common stock under the Company’s Employee Stock Purchase Plan (“ESPP”) will generally be amortized on a straight-line basis over the remaining average service period. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of September 28, 2018:

	Unamortized Compensation Costs	Weighted Average Service Period
	(in millions)	(years)
Options	$19	1.6
RSUs and PSUs (1)	750	2.7
ESPP	43	1.3
Total unamortized compensation cost	$812

(1)	Weighted average service period assumes the performance metrics are met for the PSUs.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Activities

Stock Options

The following table summarizes stock option activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Options outstanding at June 29, 2018	4.8	$64.23
Exercised	(0.2)	37.26		$6
Canceled or expired	(0.1)	66.44
Options outstanding at September 28, 2018	4.5	$65.38	3.5	$36
Exercisable at September 28, 2018	3.1	$71.72	3.0	$19

RSUs and PSUs

The following table summarizes RSU and PSU activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value at Vest Date
	(in millions)		(in millions)
RSUs and PSUs outstanding at June 29, 2018	12.6	$58.31
Granted	6.1	63.12
Vested	(2.8)	62.84	$196
Forfeited	(0.3)	54.50
RSUs and PSUs outstanding at September 28, 2018	15.6	$59.62

RSUs and PSUs are generally settled in an equal number of shares of the Company’s common stock at the time of vesting of the units.

Stock Repurchase Program

The Company’s Board of Directors previously authorized $5.00 billion for the repurchase of the Company’s common stock. During the three months ended September 28, 2018, the Company repurchased 0.8 million shares for a total cost of $61 million under this previous authorization. On July 25, 2018, the Company’s Board of Directors authorized a new $5.00 billion share repurchase program that is effective through July 25, 2023, replacing all prior programs. During the three months ended September 28, 2018, the Company repurchased 7.6 million shares for a total cost of $502 million under this new program. Therefore, the Company’s stock repurchases under all stock repurchase authorizations in effect for the three months ended September 28, 2018 totaled $563 million. The remaining amount available to be repurchased under the Company’s stock repurchase program as of September 28, 2018 was $4.50 billion. Repurchases under the stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Company expects stock repurchases to be funded principally by operating cash flows.

Dividends to Shareholders

Since the first quarter of 2013, the Company has issued a quarterly cash dividend. During the three months ended September 28, 2018, the Company declared a cash dividend of $0.50 per share on its outstanding common stock totaling $145 million, which was paid on October 15, 2018.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Income Tax Expense

The 2017 Act, enacted on December 22, 2017, includes a broad range of tax reform proposals affecting businesses, including a reduction in the U.S. federal corporate tax rate from 35% to 21%, a one-time mandatory deemed repatriation tax on earnings of certain foreign subsidiaries that were previously tax deferred and the creation of new taxes on certain foreign earnings.

The Company has not finalized the accounting for the tax effects of the enactment of the 2017 Act. However, consistent with applicable SEC guidance, the Company has made a reasonable estimate of the effects on the Company’s existing deferred tax balances and the one-time mandatory deemed repatriation tax required by the 2017 Act. For other elements of tax expense noted below, or where the Company has not made an election, the Company has not been able to make a reasonable estimate and continues to account for such items based on the provisions of the tax laws that were in effect immediately prior to the 2017 Act. As the Company finalizes the accounting for the tax effects of the enactment of the 2017 Act during the one-year measurement period permitted by applicable SEC guidance, the Company expects to reflect adjustments to the recorded provisional amounts and record additional tax effects of the 2017 Act.

Additional information regarding the significant provisions of the 2017 Act that are expected to impact the Company is provided below.

Re-measurement of deferred taxes

The Company recorded a provisional income tax benefit of $65 million for the year ended June 29, 2018, which related to the re-measurements of the Company’s deferred tax balances and is based primarily on the rates at which the deferred tax assets and liabilities are expected to reverse in the current and future fiscal years, which are generally 29% and 22%, respectively. However, the Company is still analyzing certain aspects of the 2017 Act and refining the calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The Company is also analyzing the impact of the 2017 Act to the existing valuation allowance assessments from both a federal and state tax perspective, which could potentially affect the realizability of the existing deferred tax assets. In calculating the provisional amount, the Company utilized an estimate of the expected reversals of certain tax assets and liabilities, which may be revised in future quarters during the one-year measurement period as additional information becomes available. The Company did not make any material refinements to the provisional estimate for the three months ended September 28, 2018.

Mandatory deemed repatriation tax

In connection with the transition from a global to a territorial U.S. tax system, companies are required to pay a mandatory deemed repatriation tax. For the year ended June 29, 2018, the Company recorded a provisional amount for the mandatory deemed repatriation tax liability of $1.57 billion for foreign subsidiaries. The calculation of the mandatory deemed repatriation tax liability is provisional and based upon preliminary estimates of post-1986 earnings and profits. In addition, the mandatory deemed repatriation tax is based on a provisional amount of foreign earnings held in cash and other specified assets, which are taxed at 15.5% and 8%, respectively, and is payable over an 8-year period. On August 1, 2018, the U.S. Treasury issued proposed regulations as guidance for the mandatory deemed repatriation tax. The Company will continue to evaluate the impact of this guidance through the end of the one-year measurement period. As such, the provisional amount may change during the one-year measurement period when the Company finalizes the calculation of post-1986 foreign earnings and profits and the amount of foreign earnings held in cash or other specified assets. During the three months ended September 28, 2018, the Company reduced its mandatory deemed repatriation tax liability by $302 million, of which $250 million was for the utilization of recorded deferred tax assets related to existing tax attributes. The utilization of the deferred tax assets is a reclassification that did not have an impact on the Company’s income tax provision for the three months ended September 28, 2018. The remaining $52 million reduction to the mandatory deemed repatriation tax primarily relates to the Company’s decision to no longer carry forward its 2018 operating loss and, instead, apply it against the mandatory deemed repatriation tax. The $52 million benefit results from utilizing the existing fiscal year 2018 operating losses at a 28% tax rate on the Company’s 2018 tax return as compared to the carryforward tax rate of 21%. The Company’s provisional estimate of the mandatory repatriation tax liability after these refinements is $1.26 billion.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Although the mandatory deemed repatriation tax has removed U.S. federal taxes on distributions to the U.S., the Company continues to evaluate the expected manner of recovery to determine whether or not to continue to assert indefinite reinvestment on a part or all the foreign undistributed earnings. This requires the Company to re-evaluate the existing short and long-term capital allocation policies in light of the 2017 Act and calculate the tax cost that is incremental to the deemed repatriation tax (e.g., foreign withholding, state income taxes, and additional U.S. tax on currency transaction gains or losses) of repatriating cash to the U.S. The provisional tax expense recorded by the Company as of June 28, 2018 was based upon an assumption that foreign undistributed earnings are indefinitely reinvested. For the three months ended September 28, 2018, the Company made the decision to no longer continue to assert indefinite reinvestment on a portion of its foreign undistributed earnings in certain foreign jurisdictions and has included a provisional income tax expense of $26 million, related to state income taxes, partially offset by a decrease to the Company’s valuation allowance of $17 million. Amounts related to foreign withholding taxes were not material. The Company will continue to evaluate whether or not to assert indefinite reinvestment on its remaining foreign undistributed earnings upon the completion of the calculation of the incremental tax effects on the repatriation of foreign undistributed earnings. In the event the Company determines not to continue to assert the permanent reinvestment of part or all of the remaining foreign undistributed earnings, such a determination could result in the accrual and payment of additional federal, foreign, state and local taxes.

Deferred taxes on foreign earnings

As a result of the shift to a territorial system for U.S. taxation, the new minimum tax on certain foreign earnings (“global intangible low-tax income”) provision of the 2017 Act imposes a tax on foreign earnings and profits in excess of a deemed return on tangible assets of foreign subsidiaries. This provision is effective for tax years beginning on or after January 1, 2018, which for the Company would be the fiscal year beginning on June 30, 2018 (fiscal year 2019). The Company is continuing to evaluate its accounting policy regarding whether to make an election to account for the effects of this provision either as a component of future income tax expense in the period the tax arises or as a component of deferred taxes on the related investments. Accordingly, no deferred tax assets and liabilities have been established for timing differences between foreign U.S. GAAP income and U.S. taxable income that would be expected to reverse under the new minimum tax in future years.

The following table presents the Company’s income tax expense and the effective tax rate, which reflect provisional amounts related to the 2017 Act as discussed above:

	Three Months Ended
	September 28, 2018	September 29, 2017
	(in millions)
Income before taxes	$583	$710
Income tax expense	$72	$29
Effective tax rate	12%	4%

The primary driver of the difference between the effective tax rate for the three months ended September 28, 2018 and the U.S. Federal statutory rate of 21% is the discrete effect of the provisional income tax benefit of $52 million related to the decision to utilize the Company’s 2018 operating loss to partially offset the mandatory deemed repatriation tax.

The primary drivers for the difference between the effective tax rate for the three months ended September 29, 2017 and the U.S. Federal statutory rate of 35% are windfall benefits related to vesting and exercises of stock-based awards, the generation of tax credits and tax holidays in Malaysia, Philippines, Singapore and Thailand.

During the three months ended September 28, 2018, the Company recorded an increase of $6 million in its liability for unrecognized tax benefits (excluding accrued interest and penalties). As of September 28, 2018, the Company’s liability for unrecognized tax benefits (excluding accrued interest and penalties) was approximately $557 million. Accrued interest and penalties related to unrecognized tax benefits as of September 28, 2018 was $112 million.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Internal Revenue Service (“IRS”) previously completed its field examination of the Company’s federal income tax returns for fiscal years 2008 through 2009 and proposed certain adjustments. As previously disclosed, the Company received Revenue Agent Reports from the IRS, proposing adjustments relating to transfer pricing with the Company’s foreign subsidiaries and intercompany payable balances. The Company disagrees with the proposed adjustments and in September 2015, filed a protest with the IRS Appeals Office and received the IRS rebuttal in July 2016. The Company and the IRS Appeals Office did not reach a settlement on the disputed matters. On June 28, 2018, the IRS issued a statutory notice of deficiency with respect to the unagreed issues, seeking to increase the Company’s U.S. taxable income by an amount that would result in additional federal tax through fiscal year 2009 totaling approximately $516 million, subject to interest. The Company filed a petition with the U.S. Tax Court in September 2018. The Company believes that its tax positions are properly supported and will vigorously contest the position taken by the IRS. In September 2015, the IRS commenced an examination of the Company’s fiscal years 2010 through 2012.

The Company believes that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. If any issues addressed in the Company’s tax examinations are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of September 28, 2018, it was not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of the Company’s liability for unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of the Company’s tax returns.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Net Income Per Common Share

The following table presents the computation of basic and diluted income per common share:

	Three Months Ended
	September 28, 2018	September 29, 2017
	(in millions, except per share data)
Net income	$511	$681
Weighted average shares outstanding:
Basic	292	295
Employee stock options, RSUs, PSUs and ESPP	6	11
Diluted	298	306
Income per common share
Basic	$1.75	$2.31
Diluted	$1.71	$2.23
Anti-dilutive potential common shares excluded(1)	3	2

(1)	For purposes of computing diluted income per common share, certain potentially dilutive securities have been excluded from the calculation because their effect would have been anti-dilutive.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Employee Termination, Asset Impairment and Other Charges

The Company recorded the following charges related to employee terminations benefits, asset impairment, and other charges:

	Three Months Ended
	September 28, 2018	September 29, 2017
	(in millions)
Employee termination and other charges:
Restructuring Plan 2016	$—	$45
Closure of Foreign Manufacturing Facilities	4	—
Business Realignment	42	7
Total employee termination and other charges	$46	$52

Closure of Foreign Manufacturing Facilities

In July 2018, the Company announced the closing of its HDD manufacturing facility in Kuala Lumpur, Malaysia, in order to reduce its manufacturing costs and consolidate HDD operations into Thailand. The Company expects the closure to be substantially completed by the end of the calendar year 2019 and to result in total pre-tax charges of approximately $160 million. These charges are expected to consist of approximately $85 million in employee termination benefits and $75 million in asset-related, contract termination and other charges. During the three months ended September 28, 2018, the Company recognized $4 million in employee termination benefits.

The following table presents an analysis of the components of the restructuring charges, payments and adjustments made against the reserve during the three months ended September 28, 2018:

Employee Termination Benefits
(in millions)
Accrual balance at June 29, 2018	$56
Charges	4
Accrual balance at September 28, 2018	$60

Business Realignment

The Company periodically incurs charges as part of the integration process of recent acquisitions and to realign its operations with anticipated market demand. The following table presents an analysis of the components of the activity against the reserve during the three months ended September 28, 2018:

	Employee Termination Benefits	Contract Termination and Other	Total
	(in millions)
Accrual balance at June 29, 2018	$31	$5	$36
Charges	38	4	42
Cash payments	(13)	(4)	(17)
Accrual balance at September 28, 2018	$56	$5	$61

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Legal Proceedings

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

Solely for purposes of this note, “WD” refers to Western Digital Corporation or one or more of its subsidiaries excluding HGST prior to the closing of the Company’s acquisition of HGST on March 8, 2012 (the “HGST Closing Date”) and SanDisk prior to the Company’s acquisition of SanDisk on May 12, 2016 (the “SanDisk Closing Date”); “HGST” refers to Hitachi Global Storage Technologies Holdings Pte. Ltd. or one or more of its subsidiaries as of the HGST Closing Date; “SanDisk” refers to SanDisk Corporation or one or more of its subsidiaries as of the SanDisk Closing Date; and “the Company” refers to Western Digital Corporation and all of its subsidiaries on a consolidated basis including HGST and SanDisk.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Securities

Beginning in March 2015, SanDisk and two of its officers, Sanjay Mehrotra and Judy Bruner, were named in three putative class action lawsuits filed with the U.S. District Court for the Northern District of California. Two complaints are brought on behalf of a purported class of purchasers of SanDisk’s securities between October 2014 and March 2015, and one is brought on behalf of a purported class of purchasers of SanDisk’s securities between April 2014 and April 2015. The complaints generally allege violations of federal securities laws arising out of alleged misstatements or omissions by the defendants during the alleged class periods. The complaints seek, among other things, damages and fees and costs. In July 2015, the District Court consolidated the cases and appointed Union Asset Management Holding AG and KBC Asset Management NV as lead plaintiffs. The lead plaintiffs filed an amended complaint in August 2015. In January 2016, the District Court granted the defendants’ motion to dismiss and dismissed the amended complaint with leave to amend. In February 2016, the District Court issued an order appointing as new lead plaintiffs Bristol Pension Fund; City of Milford, Connecticut Pension & Retirement Board; Pavers and Road Builders Pension, Annuity and Welfare Funds; the Newport News Employees’ Retirement Fund; and Massachusetts Laborers’ Pension Fund (collectively, the “Institutional Investor Group”). In March 2016, the Institutional Investor Group filed an amended complaint. In June 2016, the District Court granted the defendants’ motion to dismiss and dismissed the amended complaint with leave to amend. In July 2016, the Institutional Investor Group filed a further amended complaint. In June 2017, the District Court denied the defendants’ motion to dismiss. In September 2018, the District Court granted the Institutional Investor Group’s motion to certify a class of all persons and entities who purchased or otherwise acquired SanDisk’s publicly traded common stock between October 2014 and April 2015, excluding those who purchased or otherwise acquired SanDisk’s publicly traded common stock during the class period but who sold their stock prior to the first corrective disclosure in March 2015. The Institutional Investor Group alleges artificial inflation in the price of SanDisk’s publicly traded common stock of $9.04 per share from October 16, 2014 through March 25, 2015, $2.26 per share on March 26, 2015, and $1.35 per share from March 27, 2015 through April 15, 2015. The Company believes the allegations to be without merit and intends to defend itself vigorously in this matter.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax

For disclosures regarding a statutory notice of deficiency issued by the IRS on June 28, 2018 and a petition filed by the Company with the U.S. Tax Court in September 2018, see Note 11, Income Tax Expense.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Separate Financial Information of Guarantor Subsidiaries

The Company’s senior unsecured notes due 2026 (the “2026 Senior Unsecured Notes”) are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, subject to certain customary guarantor release conditions, by certain 100% owned material domestic subsidiaries of the Company (or the “Guarantor Subsidiaries”). The guarantee by a Guarantor Subsidiary will be released in the event of (i) the release of a Guarantor Subsidiary from its guarantee of indebtedness under the credit agreement or other indebtedness that would have required the Guarantor Subsidiary to guarantee the 2026 Senior Unsecured Notes, (ii) the sale, issuance or other disposition of capital stock of a Guarantor Subsidiary such that it is no longer a restricted subsidiary under the indenture governing the 2026 Senior Unsecured Notes, (iii) the sale of all or substantially all of a Guarantor Subsidiary’s assets, (iv) the Company’s exercise of its defeasance options under the indenture governing the 2026 Senior Unsecured Notes, (v) the dissolution or liquidation of a Guarantor Subsidiary or (vi) the sale of all the equity interest in a Guarantor Subsidiary. The Company’s other domestic subsidiaries and its foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) do not guarantee the 2026 Senior Unsecured Notes. The following condensed consolidating financial information reflects the summarized financial information of Western Digital Corporation (“Parent”), the Guarantor Subsidiaries on a combined basis, and the Non-Guarantor Subsidiaries on a combined basis.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet
As of September 28, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$5	$1,061	$3,580	$—	$4,646
Accounts receivable, net	—	1,326	893	—	2,219
Intercompany receivables	2,344	4,306	2,142	(8,792)	—
Inventories	—	991	2,302	(174)	3,119
Other current assets	27	243	317	—	587
Total current assets	2,376	7,927	9,234	(8,966)	10,571
Property, plant and equipment, net	—	1,072	1,982	—	3,054
Notes receivable and investments in Flash Ventures	—	—	2,028	—	2,028
Goodwill	—	387	9,685	—	10,072
Other intangible assets, net	—	35	2,369	—	2,404
Investments in consolidated subsidiaries	21,369	18,981	—	(40,350)	—
Loans due from consolidated affiliates	247	16	—	(263)	—
Other non-current assets	59	45	472	—	576
Total assets	$24,051	$28,463	$25,770	$(49,579)	$28,705

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$193	$1,888	$—	$2,081
Accounts payable to related parties	—	—	286	—	286
Intercompany payables	1,382	4,159	3,251	(8,792)	—
Accrued expenses	162	561	582	—	1,305
Accrued compensation	—	295	205	—	500
Current portion of long-term debt	213	—	—	—	213
Total current liabilities	1,757	5,208	6,212	(8,792)	4,385
Long-term debt	10,899	—	31	—	10,930
Loans due to consolidated affiliates	—	247	16	(263)	—
Other liabilities	20	1,498	497	—	2,015
Total liabilities	12,676	6,953	6,756	(9,055)	17,330
Total shareholders’ equity	11,375	21,510	19,014	(40,524)	11,375
Total liabilities and shareholders’ equity	$24,051	$28,463	$25,770	$(49,579)	$28,705

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations
For the three months ended September 28, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Revenue, net	$—	$3,485	$4,996	$(3,453)	$5,028
Cost of revenue	—	3,005	3,824	(3,465)	3,364
Gross profit	—	480	1,172	12	1,664
Operating expenses:
Research and development	—	363	213	—	576
Selling, general and administrative	1	251	104	—	356
Intercompany operating expense (income)	—	(407)	407	—	—
Employee termination, asset impairment, and other charges	—	32	14	—	46
Total operating expenses	1	239	738	—	978
Operating income (loss)	(1)	241	434	12	686
Interest and other income (expense):
Interest income	8	3	12	(8)	15
Interest expense	(116)	(6)	(2)	8	(116)
Other income (expense), net	1	—	(1)	(2)	(2)
Total interest and other income (expense), net	(107)	(3)	9	(2)	(103)
Income (loss) before taxes	(108)	238	443	10	583
Income tax expense (benefit)	(144)	118	98	—	72
Equity in earnings from subsidiaries	475	345	—	(820)	—
Net income	$511	$465	$345	$(810)	$511

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the three months ended September 28, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Net income	$511	$465	345	$(810)	$511
Other comprehensive loss, before tax:
Foreign currency translation adjustment	(37)	(34)	(34)	68	(37)
Net unrealized loss, on derivative contracts and available-for-sale securities	(1)	(8)	(10)	18	(1)
Total other comprehensive loss, before tax	(38)	(42)	(44)	86	(38)
Income tax benefit related to items of other comprehensive loss	1	—	1	(1)	1
Other comprehensive loss, net of tax	(37)	(42)	(43)	85	(37)
Total comprehensive income	$474	$423	$302	$(725)	$474

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the three months ended September 29, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Net income	$681	$805	$575	$(1,380)	$681
Other comprehensive loss, before tax:
Foreign currency translation adjustment	(4)	(4)	(4)	8	(4)
Net unrealized gain (loss) on derivative contracts and available-for-sale securities	3	2	2	(4)	3
Total other comprehensive loss, before tax	(1)	(2)	(2)	4	(1)
Income tax benefit (expense) related to items of other comprehensive loss	—	—	(2)	2	—
Other comprehensive loss, net of tax	(1)	(2)	(4)	6	(1)
Total comprehensive income	$680	$803	$571	$(1,374)	$680

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
For the three months ended September 28, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Cash flows from operating activities
Net cash provided by (used in) operating activities	(101)	(691)	1,244	253	705
Cash flows from investing activities
Purchases of property, plant and equipment	—	(63)	(214)	—	(277)
Purchases of investments	—	(2)	(9)	—	(11)
Proceeds from sale of investments	—	—	6	—	6
Proceeds from maturities of investments	—	—	3	—	3
Notes receivable issuances to Flash Ventures	—	—	(115)	—	(115)
Notes receivable proceeds from Flash Ventures	—	—	144	—	144
Strategic investments and other, net	—	—	(9)	—	(9)
Intercompany loan from consolidated affiliates	696	—	—	(696)	—
Advances from (to) parent and consolidated affiliates	97	(97)	—	—	—
Net cash provided by (used in) investing activities	793	(162)	(194)	(696)	(259)
Cash flows from financing activities				—
Issuance of stock under employee stock plans	8	—	—	—	8
Taxes paid on vested stock awards under employee stock plans	(66)	—	—	—	(66)
Repurchases of common stock	(563)	—	—	—	(563)
Dividends paid to shareholders	(148)	—	—	—	(148)
Repayment of debt	(38)	—	—	—	(38)
Intercompany loan to consolidated affiliates	—	(180)	(516)	696	—
Change in investment in consolidated subsidiaries	80	1,426	(1,253)	(253)	—
Net cash provided by (used in) financing activities	(727)	1,246	(1,769)	443	(807)
Effect of exchange rate changes on cash	—	—	2	—	2
Net increase (decrease) in cash and cash equivalents	(35)	393	(717)	—	(359)
Cash and cash equivalents, beginning of year	40	668	4,297	—	5,005
Cash and cash equivalents, end of period	5	1,061	3,580	—	4,646

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
For the three months ended September 29, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(6)	$145	$1,031	$(37)	$1,133
Cash flows from investing activities
Purchases of property, plant and equipment	—	(47)	(113)	—	(160)
Proceeds from the sale of property, plant and equipment	—	—	5	—	5
Acquisitions, net of cash acquired	—	(93)	—	—	(93)
Purchases of investments	—	(10)	(28)	—	(38)
Proceeds from sale of investments	—	—	14	—	14
Proceeds from maturities of investments	—	—	2	—	2
Notes receivable issuances to Flash Ventures	—	—	(229)	—	(229)
Notes receivable proceeds from Flash Ventures	—	—	98	—	98
Strategic investments and other, net			23	—	23
Advances from (to) consolidated affiliates	60	(62)	—	2	—
Net cash provided by (used in) investing activities	60	(212)	(228)	2	(378)
Cash flows from financing activities
Issuance of stock under employee stock plans	20	—		—	20
Taxes paid on vested stock awards under employee stock plans	(61)	—		—	(61)
Dividends paid to shareholders	(147)	—		—	(147)
Settlement of debt hedge contracts	26			—	26
Repayment of debt	(62)			—	(62)
Intercompany loan from (to) consolidated affiliates	300		(300)	—	—
Change in investment in consolidated subsidiaries	117	(129)	(23)	35	—
Net cash provided by (used in) financing activities	193	(129)	(323)	35	(224)
Effect of exchange rate changes on cash	—	—	1	—	1
Net increase (decrease) in cash and cash equivalents	247	(196)	481	—	532
Cash and cash equivalents, beginning of year	18	1,212	5,124	—	6,354
Cash and cash equivalents, end of period	$265	$1,016	$5,605	$—	$6,886

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws, and should be read in conjunction with the disclosures we make concerning risks and other factors that may affect our business and operating results. You should read this information in conjunction with the unaudited Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited Consolidated Financial Statements and notes thereto and Part II, Item 8, contained in our Annual Report on Form 10‑K for the fiscal year ended June 29, 2018. See also “Forward-Looking Statements” immediately prior to Part I, Item 1 in this Quarterly Report on Form 10-Q.

Unless otherwise indicated, references herein to specific years and quarters are to our fiscal years and fiscal quarters. As used herein, the terms “we,” “us,” “our,” and the “Company” refer to Western Digital Corporation and its subsidiaries.

Our Company

We are a leading developer, manufacturer and provider of data storage devices and solutions that address the evolving needs of the information technology industry and the infrastructure that enables the proliferation of data in virtually every other industry. Our broad portfolio of technology and products address the following key markets: Client Devices; Data Center Devices and Solutions; and Client Solutions. We also generate license and royalty revenue related to our intellectual property (“IP”), which is included in each of these three categories.

Key Developments

Flash Ventures

The flash industry is characterized by cyclicality as it responds to variations in customers’ demand for products and manages production capacity to meet that demand. The favorable demand environment for flash-based products during the last several quarters has begun to normalize as technology conversions are maturing and manufacturing yields are improving, thus increasing flash supply relative to demand. As a result, average selling price per gigabyte of flash-based products has declined.

Through our strategic partnership with Toshiba Memory Corporation (“TMC”) referred to as “Flash Ventures”, we and TMC operate flash-based memory wafer manufacturing facilities in Yokkaichi, Japan. We are obligated to purchase half of Flash Ventures’ flash-based memory wafer supply or pay for half of Flash Ventures’ fixed costs regardless of the output we choose to purchase. We are also obligated to fund 49.9% to 50% of Flash Ventures’ investments to the extent that Flash Ventures’ operating cash flow is insufficient to fund these investments.

In response to the current flash business conditions, we expect to reduce wafer starts and delay deployment of capital equipment for flash production. We expect these actions to reduce our planned flash output by approximately 10% to 15% for calendar year 2019. The goal of these actions is to bring our supply more in line with the demand environment, with the majority of the supply reduction occurring by the middle of calendar year 2019. We do not expect this action to result in any incremental cash payments; however, we expect the temporary abnormal reduction in output to result in flash manufacturing underutilization charges to be recorded in cost of sales in the range of $250 million to $300 million spread over the remainder of fiscal 2019. We may adjust our plans based on market conditions, which could impact the timing and amount of any charges.

Results of Operations

First Quarter Overview

The following table sets forth, for the periods presented, selected summary information from our Condensed Consolidated Statements of Operations by dollars and percentage of net revenue(1):

	Three Months Ended
	September 28, 2018		September 29, 2017		$ Change	% Change
	(in millions, except percentages)
Revenue, net	$5,028	100.0%	$5,181	100.0%	$(153)	(3.0)%
Cost of revenue	3,364	66.9	3,268	63.1	96	2.9
Gross profit	1,664	33.1	1,913	36.9	(249)	(13.0)
Operating Expenses:
Research and development	576	11.5	592	11.4	(16)	(2.7)
Selling, general and administrative	356	7.1	364	7.0	(8)	(2.2)
Employee termination, asset impairment, and other charges	46	0.9	52	1.0	(6)	(11.5)
Total operating expenses	978	19.5	1,008	19.5	(30)	(3.0)
Operating income	686	13.6	905	17.5	(219)	(24.2)
Interest and other income (expense):
Interest income	15	0.3	16	0.3	(1)	(6.3)
Interest expense	(116)	(2.3)	(205)	(4.0)	89	(43.4)
Other expense, net	(2)	—	(6)	(0.1)	4	(66.7)
Total interest and other expense, net	(103)	(2.0)	(195)	(3.8)	92	(47.2)
Income before taxes	583	11.6	710	13.7	(127)	(17.9)
Income tax expense	72	1.4	29	0.6	43	148.3
Net income	$511	10.2	$681	13.1	$(170)	(25.0)

(1)	Percentages may not total due to rounding.

The following table sets forth, for the periods presented, summary information regarding our revenue(1):

	Three Months Ended
	September 28, 2018	September 29, 2017
	(in millions, except percentages)
Revenue by End Market
Client Devices	$2,650	$2,676
Data Center Devices & Solutions	1,446	1,369
Client Solutions	932	1,136
Total Revenue	$5,028	$5,181

Revenue by Geography (%)
Americas	25%	26%
Europe, Middle East and Africa	18	18
Asia	57	56

(1)	Prior year information is presented in accordance with the accounting guidance in effect during that period and has not been updated for Topic 606.

Net Revenue and Gross Margin

Net Revenue. The decrease in net revenue in the three months ended September 28, 2018 from the comparable period of the prior year was primarily driven by lower average selling prices per gigabyte for flash-based products. Client Devices revenue decreased 1.0% year over year, primarily driven by a reduction in client compute HDD sales, lower average selling prices for flash-based products and lower gaming sales. These factors were largely offset by higher demand for mobility and surveillance products. Our revenue for Data Center Devices and Solutions increased 5.6% year over year, primarily driven by an increase in sales from our capacity enterprise HDD, partially offset by our lower sales of eSSDs and performance enterprise HDDs. Client Solutions revenue decreased 18.0% year over year, primarily driven by lower average selling prices per gigabyte of flash-based products.

Changes in the net revenue by geography generally reflect normal fluctuations in market demand and competitive dynamics.

For the three months ended September 28, 2018 and September 29, 2017, two customers accounted for 11% and 10%, respectively, of our net revenue. For the three months ended September 28, 2018 and September 29, 2017, our top 10 customers accounted for 48% and 42% of our net revenue, respectively.

Consistent with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. For each of the three-month periods ended September 28, 2018 and September 29, 2017, these programs represented 12% of gross revenues. The amounts attributed to our sales incentive and marketing programs generally vary according to several factors including industry conditions, list pricing strategies, seasonal demand, competitor actions, channel mix and overall availability of products. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue.

Gross Profit and Gross Margin. The decrease in gross profit in the three months ended September 28, 2018 from the comparable period in the prior year was primarily due to the lower average selling prices for flash products. This was partially offset by improvements in our production costs from technology transitions and lower costs for amortization expense on acquired intangible assets, stock-based compensation, charges related to the implementation of cost-saving initiatives and other charges, which aggregated $247 million, or 4.9%, of revenue, in the three months ended September 28, 2018, compared to $279 million, or 5.4%, of revenue, in the three months ended September 29, 2017.

Operating Expenses

The decrease in research and development (“R&D”) expense from the comparable period in the prior year is primarily due to our cost saving initiatives and lower variable compensation expense. In addition, the three months ended September 28, 2018 included aggregate charges of $39 million related to stock-based compensation expenses, charges related to the implementation of cost-saving initiatives, acquisition-related charges and other charges compared to $47 million in the three months ended September 29, 2017.

The decrease in selling, general and administrative (“SG&A”) expense is primarily due to lower variable compensation expense and lower charges related to stock-based compensation expenses, amortization expense on acquired intangible assets, charges related to the implementation of cost-saving initiatives, acquisition-related charges and other charges. These charges aggregated $73 million in the three months ended September 28, 2018 compared to $90 million in the three months ended September 29, 2017. The decrease in these charges was partially offset by operating expenses from recent acquisitions and higher consulting services.

Employee termination, asset impairment and other charges primarily related to further actions associated with the realignment of our business. For additional information regarding employee termination, asset impairment and other charges, see Part I, Item 1, Note 13, Employee Termination, Asset Impairment and Other Charges, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q.

Interest and Other Income (Expense)

The decrease in total interest and other expense, net is primarily due to lower interest expense resulting from reductions in the principal amount of debt and lower interest rates as a result of changes to our debt facilities in the third and fourth quarters of fiscal 2018, partially offset by increases in the LIBOR interest rate.

Income Tax Expense

The following table sets forth income tax information from our Condensed Consolidated Statements of Operations by dollar and effective tax rate:

	September 28, 2018	September 29, 2017
	(in millions, except percentages)
Income before taxes	$583	$710
Income tax expense	72	29
Effective tax rate	12%	4%

On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Act”) was enacted, which includes a broad range of tax reform proposals affecting businesses, including a reduction in the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, a one-time mandatory deemed repatriation tax on earnings of certain foreign subsidiaries that were previously tax deferred, and the creation of new taxes on certain foreign earnings.

Consistent with applicable Securities and Exchange Commission (“SEC”) guidance, we made a reasonable estimate of the effects on our existing deferred tax balances and the one-time mandatory deemed repatriation tax required by the 2017 Act. For other elements of tax expense noted in Part I, Item 1, Note 11, Income Tax Expense, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q, or where we have not made an election, we have not been able to make a reasonable estimate and continue to account for such items based on the provisions of the tax laws that were in effect immediately prior to the 2017 Act. As we finalize the accounting for the tax effects of the enactment of the 2017 Act during the one-year measurement period permitted by applicable SEC guidance, we expect to reflect adjustments to the recorded provisional amounts and record additional tax effects of the 2017 Act.

The primary driver of the difference between the effective tax rate for the three months ended September 28, 2018 and the U.S. Federal statutory rate of 21% is the discrete effect of the provisional income tax benefit of $52 million related to the decision to utilize our 2018 operating loss to partially offset the mandatory deemed repatriation tax.

The primary drivers for the difference between the effective tax rate for the three months ended September 29, 2017 and the U.S. Federal statutory rate of 35% are windfall benefits related to vesting and exercises of stock-based awards, the generation of tax credits and tax holidays in Malaysia, Philippines, Singapore and Thailand.

Our future effective tax rate is subject to future regulatory developments, changes in the mix of our U.S. earnings compared to foreign earnings, updates to our assertion as to whether the remaining portion of our foreign undistributed earnings are indefinitely reinvested and other calculations under the 2017 Act. Our total tax expense in future fiscal years may also vary as a result of discrete items such as excess tax benefits or deficiencies.

For additional information regarding income tax expense (benefit), see Part I, Item 1, Note 11, Income Tax Expense, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q.

Liquidity and Capital Resources

The following table summarizes our statements of cash flows:

	Three months ended
	September 28, 2018	September 29, 2017
	(in millions)
Net cash provided by (used in):
Operating activities	$705	$1,133
Investing activities	(259)	(378)
Financing activities	(807)	(224)
Effect of exchange rate changes on cash	2	1
Net increase (decrease) in cash and cash equivalents	$(359)	$532

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

During fiscal 2019, we expect cash used for purchases of property, plant and equipment and net activity in notes receivable and equity investments relating to our Flash Ventures joint venture with Toshiba Memory Corporation to be approximately $1.50 billion to $1.90 billion. The total expected cash to be used could vary depending on the timing and completion of various capital projects and the availability, timing and terms of related financing.

Pursuant to the 2017 Act, we are required to pay a one-time deemed repatriation tax related to the undistributed earnings of our foreign subsidiaries. As of September 28, 2018, the provisional amount of the mandatory deemed repatriation tax liability was $1.26 billion, which is payable over an 8-year period as further discussed below under “Short and Long-term Liquidity-Contractual Obligations and Commitments.” The provisional amount included in the Consolidated Financial Statements may change when we finalize the calculation of our post-1986 foreign earnings and profits that were previously deferred from U.S. income taxes and the amount of foreign earnings held in cash or other specified assets. For additional information regarding our total tax liability for the mandatory repatriation tax, see Part I, Item 1, Note 11, Income Tax Expense, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q.

A total of $3.36 billion and $4.15 billion of our cash and cash equivalents was held outside of the U.S. as of September 28, 2018 and June 29, 2018, respectively. Although the mandatory deemed repatriation tax has removed U.S. federal taxes on distributions to the U.S., we continue to evaluate the expected manner of recovery to determine whether or not to continue to assert indefinite reinvestment on a part or all the foreign undistributed earnings. This requires us to re-evaluate the existing short and long-term capital allocation policies in light of the 2017 Act and calculate the tax cost that is incremental to the U.S. deemed repatriation tax (e.g., foreign withholding, state income taxes, and additional U.S. tax on currency transaction gains or losses) of repatriating cash to the U.S. For the three months ended September 28, 2018, we made the decision to no longer continue to assert indefinite reinvestment on a portion of our foreign undistributed earnings in certain foreign jurisdictions and have included a provisional income tax expense of $26 million related to state income taxes, partially offset by a decrease to our valuation allowance of $17 million. Amounts related to foreign withholding taxes were not material. We continue to evaluate whether or not to assert indefinite reinvestment on our remaining foreign undistributed earnings. In the event we determine not to continue to assert the permanent reinvestment of part or all of our remaining foreign undistributed earnings, such a determination could result in the accrual and payment of additional federal, foreign, state and local taxes. For additional information regarding our indefinite reinvestment assertion, see Part I, Item 1, Note 11, Income Tax Expense, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q.

Operating Activities

Cash flow from operating activities primarily consists of net income, adjusted for non-cash charges, plus or minus changes in other operating assets and liabilities. This represents our principal source of cash. Net cash used for changes in other operating assets and liabilities was $597 million for the three months ended September 28, 2018, as compared to $236 million for the three months ended September 29, 2017. The increase in cash used for changes in other operating assets and liabilities in the three months ended September 28, 2018 primarily reflects the payable recorded for the mandatory repatriation tax as described in Part I, Item 1, Note 11, Income Tax Expense, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q. Changes in our other operating assets and liabilities are also largely affected by our working capital requirements, which are dependent on the effective management of our cash conversion cycle. Our cash conversion cycle measures how quickly we can convert our products into cash through sales. The cash conversion cycles were as follows:

	Quarter to Date
	September 28, 2018	September 29, 2017
	(in days)
Days sales outstanding	40	37
Days in inventory	84	64
Days payables outstanding	(64)	(64)
Cash conversion cycle	60	37

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

For the three months ended September 28, 2018, DSO increased by 3 days over the prior year, primarily reflecting the timing of shipments and customer receipts. DIO increased by 20 days over the prior year, primarily reflecting increases in hard drive inventory to re-establish capacity enterprise to normal levels and, to a lesser extent, increases in flash inventory. DPO remained consistent with the prior year.

Investing Activities

During the three months ended September 28, 2018, net cash used in investing activities primarily consisted of $277 million of capital expenditures and a net $29 million decrease in notes receivable issuances to Flash Ventures to fund its capital expansion. Net cash used in investing activities for the three months ended September 29, 2017 primarily consisted of $160 million of capital expenditures, a $131 million net increase in notes receivable issuances to and investments in Flash Ventures and $93 million for acquisitions.

Our cash equivalents are primarily invested in money market funds that invest in U.S. Treasury securities and U.S. Government agency securities as well as bank certificates of deposit. In addition, we invest directly in U.S. Treasury securities, U.S. and International Government agency securities, certificates of deposit, asset-backed securities and corporate and municipal notes and bonds.

Financing Activities

During the three months ended September 28, 2018, net cash used in financing activities primarily consisted of $148 million to pay dividends on our common stock, $563 million of share repurchases, $66 million for taxes paid on vested stock awards under employee stock plans and $38 million for repayment of debt. Net cash used in financing activities for the during the three months ended September 29, 2017 primarily consisted of $147 million to pay dividends on our common stock, $62 million to repay debt, and a net $41 million used for employee stock plans, partially offset by proceeds of $26 million from the settlement of debt hedge contracts.

Off-Balance Sheet Arrangements

Other than the commitments related to Flash Ventures, facility lease commitments incurred in the normal course of business and certain indemnification provisions (see “Short and Long-term Liquidity-Contractual Obligations and Commitments” below), we do not have any other material off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets, or any other obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not included in the Condensed Consolidated Financial Statements. Additionally, we do not have an interest in, or relationships with, any special-purpose entities. For additional information regarding our off-balance sheet arrangements, see Part I, Item 1, Note 9, Commitments, Contingencies and Related Parties, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q.

Short and Long-term Liquidity

Contractual Obligations and Commitments

The following is a summary of our known contractual cash obligations and commercial commitments as of September 28, 2018:

	Total	1 Year (Remaining 9 months of 2019)	2-3 Years (2020-2021)	4-5 Years (2022-2023)	More than 5 Years (Beyond 2023)
	(in millions)
Long-term debt, including current portion(1)	$11,337	$144	$586	$7,207	$3,400
Interest on debt	2,226	294	853	735	344
Flash Ventures and other related commitments(2)	7,343	2,721	2,662	1,540	420
Operating leases	181	42	81	38	20
Purchase obligations	3,286	2,653	313	320	—
Mandatory Repatriation Tax	1,113	—	164	200	749
Total	$25,486	$5,854	$4,659	$10,040	$4,933

(1)	Principal portion of debt, excluding discounts and issuance costs.

(2)
Includes reimbursement for depreciation and lease payments on owned and committed equipment, funding commitments for loans and equity investments and reimbursement for other committed expenses, including R&D. Funding commitments assume no additional operating lease guarantees. Additional operating lease guarantees can reduce funding commitments.

Debt

See Part I, Item 1, Note 7, Debt, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q and Part II, Item 8, Note 6, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10‑K for the year ended June 29, 2018 for information regarding our indebtedness, including information about new borrowings and repayments, increased availability under our revolving credit facility and the principal repayment terms, interest rates, covenants and other key terms of our outstanding indebtedness.

Flash Ventures

Flash Ventures sells to and leases back from a consortium of financial institutions a portion of its tools and has entered into equipment lease agreements of which we guarantee half or all of the outstanding obligations under each lease agreement. The lease agreements contain customary covenants for Japanese lease facilities. In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, the lease agreements contain acceleration clauses for certain events of default related to the guarantors, including us. As of September 28, 2018, we were in compliance with all covenants under these Japanese lease facilities. See Part I, Item 1, Note 9, Commitments, Contingencies and Related Parties, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q for information regarding Flash Ventures.

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

Mandatory Repatriation Tax

The following is a summary of our estimated provisional mandatory deemed repatriation tax obligations that are payable in the following fiscal years (in millions):

Remaining nine months of 2019	$—
2020	64
2021	100
2022	100
2023	100
2024	187
2025	250
2026	312
Total	$1,113

The 2017 Act allows for the provisional mandatory deemed repatriation tax of $1.26 billion to be payable over an 8-year period without interest. The payments are due with 8% of the tax to be paid in each of the first five years, 15% in the 6th year, 20% in the 7th year, and 25% in the 8th year. As of September 28, 2018, total payments of $150 million have been made towards the provisional mandatory deemed repatriation tax of $1.26 billion for a remaining net tax liability owed of $1.11 billion. For additional information regarding our provisional estimate of the total tax liability for the mandatory repatriation tax, see Part I, Item 1, Note 11, Income Tax Expense, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q.

Unrecognized Tax Benefits

As of September 28, 2018, the liability for unrecognized tax benefits (excluding accrued interest and penalties) was approximately $557 million. Accrued interest and penalties related to unrecognized tax benefits as of September 28, 2018 was approximately $112 million. Of these amounts, approximately $553 million could result in potential cash payments. We are not able to provide a reasonable estimate of the timing of future tax payments related to these obligations. For additional information regarding our total tax liability for unrecognized tax benefits, see Part I, Item 1, Note 11, Income Tax Expense, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q.

Interest Rate Swap

We have entered into interest rate swap agreements to moderate our exposure to fluctuations in interest rates underlying our variable rate debt. For a description of our current interest rate swaps, see Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk included in this Quarterly Report on Form 10‑Q.

Foreign Exchange Contracts

We purchase foreign exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. For a description of our current foreign exchange contract commitments, see Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk and Part I, Item 1, Note 6, Derivative Instruments and Hedging Activities, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q.

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

Stock Repurchase Program

Our Board of Directors previously authorized $5.00 billion for the repurchase of our common stock. During the three months ended September 28, 2018, we repurchased 0.8 million shares for a total cost of $61 million under this previous authorization. On July 25, 2018, our Board of Directors authorized a new $5.00 billion share repurchase program that is effective through July 25, 2023, replacing all prior programs. Subsequent to July 25, 2018 and through September 28, 2018, we repurchased an additional 7.6 million shares for a total cost of $502 million under this new program. Therefore, the Company’s stock repurchases under all stock repurchase authorizations in effect for the three months ended September 28, 2018 totaled $563 million. The remaining amount available to be purchased under our stock repurchase program as of September 28, 2018 was $4.50 billion. Repurchases under the stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. We expect stock repurchases to be funded principally by operating cash flows.

Cash Dividend

Since the first quarter of 2013, we have issued a quarterly cash dividend. On July 16, 2018, we paid $148 million for a dividend declared in the fourth quarter of fiscal 2018. On August 1, 2018, we declared a cash dividend of $0.50 per share of our common stock to our shareholders of record as of September 28, 2018, which aggregated $145 million and was paid on October 15, 2018. We may modify, suspend, or cancel our cash dividend policy in any manner and at any time.

Recent Accounting Pronouncements

For a description of recently issued and adopted accounting pronouncements, including the respective dates of adoption and expected effects on our results of operations and financial condition, see Part I, Item 1, Note 2, Recent Accounting Pronouncements, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q.

Critical Accounting Policies and Estimates

We have prepared the accompanying Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of the financial statements requires the use of judgments and estimates that affect the reported amounts of revenues, expenses, assets, liabilities and shareholders’ equity. We have adopted accounting policies and practices that are generally accepted in the industry in which we operate. If these estimates differ significantly from actual results, the impact to the Condensed Consolidated Financial Statements may be material.

See Part I, Item 1, Note 2, Recent Accounting Pronouncements, and Note 3, Revenues, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q for a discussion of a recently adopted accounting pronouncement that affects our recognition of revenue. There have been no other material changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 29, 2018. Please refer to Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 29, 2018 for a discussion of our critical accounting policies and estimates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Disclosure About Foreign Currency Risk

Although the majority of our transactions are in U.S. dollars, some transactions are based in various foreign currencies. We purchase short-term, foreign exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, liabilities and commitments for product costs and operating expenses denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on our results of operations. The contract maturity dates do not exceed 12 months. We do not purchase foreign exchange contracts for speculative or trading purposes. For additional information, see Part I, Item 1, Note 5, Fair Value Measurements and Investments and Note 6, Derivative Instruments and Hedging Activities, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q.

As of September 28, 2018, we had outstanding the foreign exchange contracts presented in the following table. The designated foreign exchange contracts are entered to protect the U.S. dollar value of our product cost and operating expenses. Changes in fair values of the non-designated foreign exchange contracts are recognized in other income (expense), net and are largely offset by corresponding changes in the fair values of the foreign currency denominated monetary assets and liabilities.

	Contract Amount	Weighted-Average Contract Rate (1)	Mark to Market Unrealized Gain (Loss)
	(in millions, except weighted-average contract rate)
Designated Hedges (cash flow hedges):
Japanese yen	$733	110.41	$(14)
Malaysian ringgit	49	4.03	(1)
Philippine peso	31	53.01	(1)
Thai baht	72	31.9	(1)
Total designated forward contracts	$885		$(17)
Non-Designated Hedges:
British pound sterling	$26	0.77	$—
Euro	104	0.86	—
Japanese yen	3,341	111.00	34
Malaysian ringgit	178	4.11	(1)
Philippine peso	59	53.62	(1)
Thai baht	270	32.27	—
Total non-designated forward contracts	$3,978		$32

(1)	Expressed in units of foreign currency per U.S. dollar.

During the three months ended September 28, 2018 and September 29, 2017, total net realized and unrealized transaction and foreign exchange contract currency gains and losses were not material to our Condensed Consolidated Financial Statements.

Notwithstanding our efforts to mitigate some foreign exchange risks, we do not hedge all of our foreign currency exposures, and there can be no assurance that our mitigating activities related to the exposures that we hedge will adequately protect us against risks associated with foreign currency fluctuations.

Disclosure About Other Market Risks

Variable Interest Rate Risk

Borrowings under our revolving credit facility and our term loan A-1 due 2023 bear interest at a rate per annum, at our option, of either an adjusted London Interbank Offered Rate (“LIBOR”) (subject to a 0.0% floor) plus an applicable margin varying from 1.125% to 2.000% or a base rate plus an applicable margin varying from 0.125% to 1.000%, in each case depending on our corporate credit ratings. As of September 28, 2018, the applicable margin based on our current credit ratings was 1.5%. Borrowings under our U.S. Term Loan B-4 due 2023 bear interest at a rate per annum, at our option, of either an adjusted LIBOR (subject to a 0.0% floor) plus a margin of 1.75% or a base rate plus a margin of 0.75%.

We have generally held a balance of fixed and variable rate debt. At September 28, 2018, 70% of the par value of our debt was at variable rates. We entered into pay-fixed interest rate swaps, which effectively converts $1.00 billion of our term loans to fixed rates through May 2020 and an incremental $1.00 billion through April 2023. As of September 28, 2018, we had $7.90 billion of variable rate debt. After giving effect to the $2.00 billion of interest rate swaps, we effectively had $5.90 billion of long-term debt subject to variations in interest rates and a one percent increase in the variable rate of interest would increase annual interest expense by $59 million.

For additional information regarding our indebtedness, see Part I, Item 1, Note 7, Debt, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q and Part II, Item 8, Note 6, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10‑K for the year ended June 29, 2018.

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

We are implementing an enterprise resource planning (“ERP”) system on a worldwide basis, which is expected to improve the efficiency of certain financial and related transactional processes. The gradual implementation is expected to occur in phases over the next several years. We have completed the implementation of certain processes, including the financial consolidation and reporting, fixed assets, supplier management and indirect procure-to-pay processes, and have revised and updated the related controls. These changes did not materially affect our internal control over financial reporting. As we implement the remaining functionality under this ERP system over the next several years, we will continue to assess the impact on our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a description of our legal proceedings, see Part I, Item 1, Note 14, Legal Proceedings, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this item.

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

[RF1]
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

[RF2]
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

[RF3]
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

[RF4]
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

[RF5]
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

With respect to HDDs, we announced that we will use microwave-assisted magnetic recording (MAMR) technology to increase HDD capacities. If our HDD technology transitions, including the production ramp of MAMR HDDs, take longer or are more costly to complete than anticipated or if we otherwise fail to implement new HDD technologies successfully, we may not remain competitive with other HDD producers, which could adversely affect our revenues, gross margin and operating results.

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

[RF6]
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

[RF7]
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

[RF8]
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

[RF9]
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

[RF10]
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

[RF11]
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

[RF12]
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

[RF13]
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

[RF14]
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

[RF15]
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

[RF16]
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

[RF17]
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

[RF18]
Our high level of debt may have an adverse impact on our liquidity, restrict our current and future operations, particularly our ability to respond to business opportunities, and increase our vulnerability to adverse economic and industry conditions.

As of September 28, 2018, our total indebtedness was $11.34 billion in aggregate principal, and we had $1.75 billion of additional borrowing availability under our revolving credit facility.

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

[RF19]
Changes in tax laws could increase our worldwide tax rate and materially affect our financial position and results of operations.

On December 22, 2017, the President of the United States of America signed the Tax Cuts and Jobs Act (the “2017 Act”), which includes a broad range of tax reform proposals affecting businesses, including a reduction in the U.S. federal corporate tax rate from 35% to 21%, a one-time mandatory deemed repatriation tax on earnings of certain foreign subsidiaries that were previously tax deferred, and a new minimum tax on certain foreign earnings. The 2017 Act significantly impacted our effective tax rate for fiscal year 2018 and also impacted our effective tax rate for the first quarter of fiscal 2019. Taxes due over a period of time as a result of the 2017 Act could be accelerated upon certain triggering events, including failure to pay such taxes when due. The 2017 Act made broad and complex changes to the U.S. tax code that may continue to impact our effective tax rate in future periods, and we expect to continue to see future regulatory, administrative or legislative guidance. We continue to analyze the 2017 Act to determine the full impact of the new tax law, and to the extent any future guidance differs from our preliminary interpretation of the law, it could have a material effect on our financial position and results of operations.

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

[RF20]
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

[RF21]
From time to time we may become subject to income tax examinations or similar proceedings, and as a result we may incur additional costs and expenses or owe additional taxes, interest and penalties that may negatively impact our operating results.

We are subject to income taxes in the U.S. and certain foreign jurisdictions, and our determination of our tax liability is subject to review by applicable domestic and foreign tax authorities. For example, as we have previously disclosed, we are under examination by the Internal Revenue Service for certain fiscal years and in connection with that examination, we received a statutory notice of deficiency seeking certain adjustments to income and have filed a petition with the U.S. Tax Court as disclosed in Part I, Item 1, Note 11, Income Tax Expense, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Although we believe our tax positions are properly supported, the final timing and resolution of any tax examinations are subject to significant uncertainty and could result in our having to pay amounts to the applicable tax authority in order to resolve examination of our tax positions, which could result in an increase or decrease of our current estimate of unrecognized tax benefits and may negatively impact our financial position, results of operations or cash flows.

[RF22]
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

[RF23]
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

[RF24]
Loss of market share with or by a key customer, or consolidation among our customer base, could harm our operating results.

During the three months ended September 28, 2018, 48% of our revenue came from sales to our top 10 customers. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, often resulting in the allocation of risk to us as the supplier. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, if a customer is acquired by one of our competitors or if a key customer suffers financial hardship, our operating results and financial condition would likely be harmed.

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

[RF25]
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

[RF26]
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

[RF27]
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

[RF28]
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

[RF29]
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

[RF30]
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

[RF31]
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

[RF32]
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

[RF33]
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

[RF34]
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

[RF35]
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

[RF36]
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

[RF37]
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

[RF38]
Flash Ventures’ equipment lease agreements contain covenants and other cancellation events, and cancellation of the leases would harm our business, operating results and financial condition.

Flash Ventures sells to and leases back from a consortium of financial institutions (“lessors”) a portion of its equipment and Flash Ventures has entered into equipment lease agreements, most of which we and TMC each guarantee half of the total outstanding obligations and some of which we guarantee in full for our share of the Flash Ventures investment. As of September 28, 2018, the portion of outstanding Flash Ventures’ lease obligations covered by our guarantees totaled approximately $1.24 billion, based upon the Japanese yen to U.S. dollar exchange rate at September 28, 2018. The equipment lease agreements contain covenants and cancellation events that are customary for Japanese lease facilities and that relate to Flash Ventures and each of the guarantors. Cancellation events relating to the guarantors include, among other things, an assignment of all or a substantial part of a guarantor’s business, a bankruptcy event involving a guarantor and acceleration of other monetary debts of a guarantor above a specified threshold.

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

[RF39]
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

[RF40]
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

[RF41]
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

[RF42]
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

[RF43]
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

[RF44]
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

[RF45]
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

Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities
The following table provides information about repurchases by us of shares of our common stock during the quarter ended September 28, 2018:

(in millions, except average price paid per share)	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased As Part of Publicly Announced Program(2)	Maximum Value of Shares that May Yet be Purchased Under the Program(2)
Jun. 30, 2018 - Jul. 27, 2018	0.8	$77.28	0.8	$1,472
Jul. 28, 2018 - Aug. 24, 2018	6.0	$68.00	6.0	$4,596
Aug. 25, 2018 - Sept. 28, 2018	1.6	$59.88	1.6	$4,498
Total for the quarter ended Sept. 28, 2018	8.4	$67.31	8.4

(1)	Includes commissions.

(2)
Our Board of Directors previously authorized $5.00 billion for the repurchase of our common stock. Between June 30, 2018 and July 25, 2018, we repurchased 0.8 million shares for a total cost of $61 million under this previous authorization. On July 25, 2018, our Board of Directors authorized a new $5.00 billion share repurchase program that is effective through July 25, 2023, replacing all prior programs. During the three months ended September 28, 2018, we purchased 7.6 million shares for a total cost of $502 million under this new program. Therefore, the Company’s stock repurchases under all stock repurchase authorizations in effect for the three months ended September 28, 2018 totaled $563 million. Repurchases under the stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. We expect stock repurchases to be funded principally by operating cash flows.

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
2.1
Agreement and Plan of Merger, dated as of October 21, 2015, among Western Digital Corporation, Schrader Acquisition Corporation and SanDisk Corporation (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on October 26, 2015)±

3.1
Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 8, 2006)

3.2
Amended and Restated By-Laws of Western Digital Corporation, as amended effective as of May 2, 2018 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on May 7, 2018)

10.1
Form of Notice of Grant of Performance Stock Units and Performance Stock Unit Award Agreement - Financial Measure, under the Amended and Restated Western Digital Corporation 2017 Performance Incentive Plan†

10.2	Form of Notice of Grant of Performance Stock Units and Performance Stock Unit Award Agreement - TSR Measure, under the Amended and Restated Western Digital Corporation 2017 Performance Incentive Plan†
10.3
Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Award Agreement - Vice President and Above, under the Amended and Restated Western Digital Corporation 2017 Performance Incentive Plan†

10.4	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Award Agreement, under the Amended and Restated Western Digital Corporation 2017 Performance Incentive Plan†
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges†
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document†
101.SCH	XBRL Taxonomy Extension Schema Document†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†

†	Filed with this report.

**	Furnished with this report.

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
Dated: November 5, 2018