Form 10-Q
period 2018-12-28
WESTERN DIGITAL CORP
filed 2019-02-05
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of the close of business on January 29, 2019, 290,850,938 shares of common stock, par value $0.01 per share, were outstanding.

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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning:

•	expectations regarding our Flash Ventures joint venture with Toshiba Memory Corporation, the flash industry and our flash wafer output plans;

•	our cost and expense reduction actions;

•	our quarterly cash dividend policy and share repurchase program;

•	expectations regarding our product development and technology plans;

•	expectations regarding our future results of operations;

•	expectations regarding the outcome of legal proceedings in which we are involved;

•	expectations regarding the impact of the Tax Cuts and Jobs Act enacted on December 22, 2017 on the Company;

•	expectations regarding the repatriation of funds from our foreign operations;

•	our beliefs regarding tax benefits and the timing of future payments, if any, relating to the unrecognized tax benefits, and the adequacy of our tax provisions;

•	expectations regarding capital investments and sources of funding for those investments; and

•	our beliefs regarding the sufficiency of our available liquidity to meet our working capital, our debt and debt covenants, our dividend plans and our capital expenditure needs.

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

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	December 28, 2018	June 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$4,013	$5,005
Accounts receivable, net	1,715	2,197
Inventories	3,427	2,944
Other current assets	587	492
Total current assets	9,742	10,638
Property, plant and equipment, net	3,077	3,095
Notes receivable and investments in Flash Ventures	2,318	2,105
Goodwill	10,074	10,075
Other intangible assets, net	2,148	2,680
Other non-current assets	580	642
Total assets	$27,939	$29,235
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,925	$2,265
Accounts payable to related parties	310	259
Accrued expenses	1,526	1,274
Accrued compensation	345	479
Current portion of long-term debt	244	179
Total current liabilities	4,350	4,456
Long-term debt	10,370	10,993
Other liabilities	2,307	2,255
Total liabilities	17,027	17,704
Commitments and contingencies (Notes 7, 9, 11 and 14)
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized — 5 shares; issued and outstanding — none	—	—
Common stock, $0.01 par value; authorized — 450 shares; issued — 312 shares; outstanding — 291 shares and 296 shares, respectively	3	3
Additional paid-in capital	4,062	4,254
Accumulated other comprehensive loss	(35)	(39)
Retained earnings	8,532	8,757
Treasury stock — common shares at cost; 21 shares and 16 shares, respectively	(1,650)	(1,444)
Total shareholders’ equity	10,912	11,531
Total liabilities and shareholders’ equity	$27,939	$29,235

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 28, 2018	December 29, 2017	December 28, 2018	December 29, 2017
Revenue, net	$4,233	$5,336	$9,261	$10,517
Cost of revenue	3,189	3,323	6,553	6,591
Gross profit	1,044	2,013	2,708	3,926
Operating expenses:
Research and development	539	629	1,115	1,221
Selling, general and administrative	309	381	665	745
Employee termination, asset impairment, and other charges	20	48	66	100
Total operating expenses	868	1,058	1,846	2,066
Operating income	176	955	862	1,860
Interest and other income (expense):
Interest income	15	14	30	30
Interest expense	(118)	(197)	(234)	(402)
Other income (expense), net	8	2	6	(4)
Total interest and other expense, net	(95)	(181)	(198)	(376)
Income before taxes	81	774	664	1,484
Income tax expense	568	1,597	640	1,626
Net income (loss)	$(487)	$(823)	$24	$(142)

Income (loss) per common share
Basic	$(1.68)	$(2.78)	$0.08	$(0.48)
Diluted	$(1.68)	$(2.78)	$0.08	$(0.48)
Weighted average shares outstanding:
Basic	290	296	291	295
Diluted	290	296	296	295

Cash dividends declared per share	$0.50	$0.50	$1.00	$1.00

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 28, 2018	December 29, 2017	December 28, 2018	December 29, 2017
Net income (loss)	$(487)	$(823)	$24	$(142)
Other comprehensive income, before tax:
Actuarial pension gain	1	—	1	—
Foreign currency translation adjustment	31	6	(6)	2
Net unrealized gain on derivative contracts and available-for-sale securities	7	10	6	13
Total other comprehensive income, before tax	39	16	1	15
Income tax benefit (expense) related to items of other comprehensive income, before tax	2	(3)	3	(3)
Other comprehensive income, net of tax	41	13	4	12
Total comprehensive income (loss)	$(446)	$(810)	$28	$(130)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	December 28, 2018	December 29, 2017
Cash flows from operating activities
Net income (loss)	$24	$(142)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	952	1,068
Stock-based compensation	158	196
Deferred income taxes	281	(129)
Loss on disposal of assets	1	12
Write-off of issuance costs and amortization of debt discounts	19	23
Other non-cash operating activities, net	37	16
Changes in:
Accounts receivable, net	482	(99)
Inventories	(483)	65
Accounts payable	(256)	(276)
Accounts payable to related parties	51	44
Accrued expenses	254	95
Accrued compensation	(134)	17
Other assets and liabilities, net	(212)	1,425
Net cash provided by operating activities	1,174	2,315
Cash flows from investing activities
Purchases of property, plant and equipment	(500)	(416)
Proceeds from the sale of property, plant and equipment	3	10
Acquisitions, net of cash acquired	—	(99)
Purchases of investments	(33)	(57)
Proceeds from sale of investments	13	29
Proceeds from maturities of investments	7	16
Notes receivable issuances to Flash Ventures	(508)	(621)
Notes receivable proceeds from Flash Ventures	312	112
Strategic investments and other, net	(19)	19
Net cash used in investing activities	(725)	(1,007)
Cash flows from financing activities
Issuance of stock under employee stock plans	61	99
Taxes paid on vested stock awards under employee stock plans	(69)	(67)
Repurchases of common stock	(563)	—
Repayment of revolving credit facility	(500)	—
Dividends paid to shareholders	(292)	(295)
Settlement of debt hedge contracts	—	28
Repayment of debt	(75)	(4,114)
Proceeds from debt	—	2,963
Debt issuance costs	—	(5)
Net cash used in financing activities	(1,438)	(1,391)
Effect of exchange rate changes on cash	(3)	1
Net decrease in cash and cash equivalents	(992)	(82)
Cash and cash equivalents, beginning of year	5,005	6,354
Cash and cash equivalents, end of period	$4,013	$6,272
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$264	$140
Cash paid for interest	$216	$308

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 29, 2018	312	$3	(16)	$(1,444)	$4,254	$(39)	$8,757	$11,531
Net income	—	—	—	—	—	—	511	511
Employee stock plans	—	—	1	198	(256)	—	—	(58)
Adoption of New Accounting Standards	—	—	—	—	—	—	56	56
Stock-based compensation	—	—		—	79	—	—	79
Repurchases of common stock	—	—	(8)	(563)	—	—	—	(563)
Dividends to shareholders	—	—	—	—	8	—	(152)	(144)
Foreign currency translation adjustment	—	—	—	—	—	(37)	—	(37)
Balance at September 28, 2018	312	$3	(23)	$(1,809)	$4,085	$(76)	$9,172	$11,375
Net loss	—	—	—	—	—	—	(487)	(487)
Employee stock plans	—	—	2	159	(109)	—	—	50
Stock-based compensation	—	—	—	—	79	—	—	79
Dividends to shareholders	—	—	—	—	7	—	(153)	(146)
Actuarial pension gain	—	—	—	—	—	1	—	1
Foreign currency translation adjustment	—	—	—	—	—	29	—	29
Net unrealized gain on derivative contracts	—	—	—	—	—	11	—	11
Balance at December 28, 2018	312	$3	(21)	$(1,650)	$4,062	$(35)	$8,532	$10,912

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2017	312	$3	(18)	$(1,666)	$4,506	$(58)	$8,633	$11,418
Net income	—	—	—	—	—	—	681	681
Employee stock plans	—	—	1	156	(197)	—	—	(41)
Adoption of New Accounting Standards	—	—	—	—	(19)	—	70	51
Stock-based compensation	—	—	—	—	97	—	—	97
Dividends to shareholders	—	—	—	—	9	—	(155)	(146)
Foreign currency translation adjustment	—	—	—	—	—	(4)	—	(4)
Net unrealized gain on derivative contracts and available-for-sale securities	—	—	—	—	—	3	—	3
Balance at September 29, 2017	312	$3	(17)	$(1,510)	$4,396	$(59)	$9,229	$12,059
Net loss	—	—	—	—	—	—	(823)	(823)
Employee stock plans	—	—	2	165	(92)	—	—	73
Stock-based compensation	—	—	—	—	99	—	—	99
Dividends to shareholders	—	—	—	—	7	—	(156)	(149)
Foreign currency translation adjustment	—	—	—	—	—	6	—	6
Net unrealized gain on derivative contracts and available-for-sale securities	—	—	—	—	—	7	—	7
Balance at December 29, 2017	312	$3	(15)	$(1,345)	$4,410	$(46)	$8,250	$11,272

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

Fiscal Year

The Company’s fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Fiscal years 2019, which ends on June 28, 2019, and 2018, which ended on June 29, 2018, are each comprised of 52 weeks, with all quarters presented consisting of 13 weeks. Fiscal year 2020, which ends on July 3, 2020, will be comprised of 53 weeks, with the first quarter consisting of 14 weeks and the remaining quarters consisting of 13 weeks each.

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

Accounting Pronouncements Recently Adopted

On August 29, 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”), to reduce diversity in practice in accounting for the costs of implementing cloud computing arrangements that are service contracts.  ASU 2018-15 allows entities to apply the guidance in the FASB Accounting Standards Codification (“ASC”) 350-40 to determine which implementation costs are eligible to be capitalized as assets in a cloud computing arrangement that is considered a service contract. The Company adopted this standard on a prospective basis effective June 30, 2018, the beginning of fiscal year 2019, as allowed by the standard. The adoption of this standard and the costs capitalized for the six months ended December 28, 2018 were not material to the Company’s Condensed Consolidated Financial Statements.

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

In March 2017, the FASB issued ASU No. 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”). ASU 2017-07 requires that the Company report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. In addition, the other components of net benefit cost are now presented in Other income (expense), net in the Condensed Consolidated Statements of Operations. The Company adopted this standard effective June 30, 2018. The adoption of this standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 provides guidance related to accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. Marketable equity securities previously classified as available-for-sale equity investments are now measured and recorded at fair value with changes in fair value recorded within Other income (expense), net in the Condensed Consolidated Statements of Operations rather than as a component of Other comprehensive income as in prior years. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The Company adopted this standard effective June 30, 2018. The adoption of this standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which superseded the requirements in ASC 605 “Revenue Recognition” (Topic 605). Topic 606 outlines a comprehensive five-step revenue recognition model based on the principle that an entity should recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Topic 606 also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted Topic 606 effective June 30, 2018, using the modified retrospective method to all contracts that were not completed contracts as of the beginning of the fiscal year. Results for reporting periods beginning with fiscal year 2019 are presented under Topic 606, while prior period information presented on the financial statements or elsewhere in this Quarterly Report on Form 10-Q is reported under the Company’s historic accounting policies under Topic 605 in effect for that period and is not adjusted to reflect the retrospective effect of the adoption of Topic 606. The cumulative effect of adopting Topic 606 was a post-tax increase to the opening retained earnings of $56 million as of June 30, 2018, which was primarily related to our license and royalty revenue arrangements. These arrangements had no remaining performance obligations but were previously recognized under Topic 605 when they were reported to the Company by its licensees, which was generally one quarter in arrears from the licensees’ sales of the licensed products. Adoption of the standard did not have a material impact on the Company’s financial position, results of operations, and cash flows, as of or for the three and six months ended December 28, 2018, and the Company expects that the impact of the adoption of the new standard will not be material to its results of operations prospectively. See Note 3, Revenues, for additional disclosures related to this standard.

Recently Issued Accounting Pronouncements Not Yet Adopted

In October 2018, the FASB issued ASU No. 2018-16, “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes” (“ASU 2018-16”). ASU 2018-16 allows for the use of the OIS rate based on the SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, Derivatives and Hedging. For public entities who have adopted ASU 2017-12, the amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, which for the Company is the first quarter of fiscal 2020. The Company is currently evaluating the impact this update will have on its Consolidated Financial Statements.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 supersedes ASC 840 “Leases”. The amendments in this update require, among other things, that lessees recognize the following for all leases (unless a policy election is made by class of underlying asset to exclude short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or the direct use of, a specified asset for the lease term. The FASB issued ASU 2018-11 on July 30, 2018, which allows entities to apply the provisions of ASC 842 at the effective date without adjusting comparative periods. The standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company’s cross-functional project management team continues to identify and evaluate the impact of the amended guidance on the Company's Consolidated Financial Statements and related disclosures, business processes, internal controls, and information systems. The Company has identified its leases and selected a third-party lease accounting software solution. The Company is in the process of implementing its lease accounting software solution and changes to its processes and internal controls to address the new lease standard. The Company’s implementation efforts are progressing as planned. The Company expects to adopt this standard in the first quarter of fiscal 2020 and elect the transition method provided in ASU 2018-11 to apply Topic 842 as of the date of adoption without adjusting comparative periods. The Company continues to evaluate the impact ASU 2016-02 will have on its Consolidated Financial Statements.

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

An immaterial amount of the Company’s revenue arrangements include more than one performance obligation, which are typically comprised of tangible products, software and support services for multiple distinct licenses. For these multiple-element arrangements, the Company evaluates whether each deliverable is a distinct promise and should be accounted for as a separate performance obligation. If a promised good or service is not distinct in accordance with the revenue guidance, the Company combines that good or service with the other promised goods or services in the arrangement until a distinct bundle of goods is identified. The Company allocates the transaction price to the performance obligations of each distinct product or service, or distinct bundle, based on their relative standalone selling prices. Where a separate standalone selling price is not available, the transaction price is based on the Company’s best estimate of the selling price. The Company uses one or a combination of more than one of the following methods to estimate the standalone selling price: the adjusted market assessment approach, the expected cost plus a margin approach, or another suitable method based on the facts and circumstances.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contract assets represent the Company’s rights to consideration where performance obligations are completed but the customer payments are not due until another performance obligation is satisfied. The Company did not have any contract assets as of either December 28, 2018 or the date of adoption of Topic 606.

The Company incurs sales commissions and other direct incremental costs to obtain sales contracts. The Company has applied the practical expedient to recognize the direct incremental costs of obtaining contracts as an expense when incurred if the amortization period is expected to be one year or less or the amount is not material, with these costs charged to selling, general and administrative expenses. Prior to the adoption of the new revenue standard, the Company’s policy was to expense all contract acquisition costs as incurred. Other direct incremental costs to obtain contracts that have an expected benefit of greater than one year are amortized over the period of expected cash flows from the related contracts, and the amortization expense is recorded as a reduction to revenue. Total capitalized contract costs and the related amortization as of and for the three and six months ended December 28, 2018 were not material.

Contract liabilities relate to customers’ payments in advance of performance under the contract and primarily relate to remaining performance obligations under support and maintenance contracts. As of December 28, 2018 and the date of adoption of Topic 606, contract liabilities were $53 million and $120 million, respectively, and were reflected in Accrued expenses. Changes in the contract liability balance during the six months ended December 28, 2018 include $80 million of revenue recognized during the period of which the substantial majority relates to the balance that was deferred at June 29, 2018, partially offset by payments received and billings in advance of satisfying performance obligations.

The Company applies the practical expedients and does not disclose transaction price allocated to the remaining performance obligations for (i) arrangements that have an original expected duration of one year or less, which mainly consist of the support and maintenance contracts, and (ii) variable consideration amounts for sale-based or usage-based royalties for IP license arrangements, which typically range longer than one year. Remaining performance obligations are mainly attributed to right-to-access patent license arrangements and customer support and service contracts which will be recognized over the remaining contract period. The transaction price allocated to the remaining performance obligations as of December 28, 2018 was $220 million, which is mainly attributable to the functional IP license and service arrangements. The Company expects to recognize this amount as revenue as follows: $40 million during the remainder of fiscal 2019, $60 million in fiscal 2020, $46 million in fiscal 2021 and $74 million thereafter.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s disaggregated revenue information is as follows(1):

	Three Months Ended		Six Months Ended
	December 28, 2018	December 29, 2017	December 28, 2018	December 29, 2017
	(in millions, except percentages)
Revenue by End Market
Client Devices	$2,214	$2,647	$4,864	$5,323
Data Center Devices & Solutions	1,074	1,434	2,520	2,803
Client Solutions	945	1,255	1,877	2,391
Total Revenue	$4,233	$5,336	$9,261	$10,517

Revenue by Form Factor
HDD	$2,060	$2,694	$4,554	$5,304
Flash-based	2,173	2,642	4,707	5,213
Total Revenue	$4,233	$5,336	$9,261	$10,517

Revenue by Geography (%)
Americas	24%	25%	25%	26%
Europe, Middle East and Africa	19	19	18	18
Asia	57	56	57	56

(1)
Prior year information is presented in accordance with the accounting guidance in effect during that period and has not been updated for Topic 606. The impact of the adoption of Topic 606 was not material.

The Company’s top 10 customers accounted for 47% of its net revenue for both the three and six months ended December 28, 2018, and 42% and 41% of its net revenue for the three and six months ended December 29, 2017, respectively. For the three and six months ended December 28, 2018 and December 29, 2017, no single customer accounted for 10% or more of the Company’s net revenue.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Supplemental Financial Statement Data

Accounts receivable, net

From time to time, in connection with factoring agreements, the Company sells trade accounts receivable without recourse to third party purchasers in exchange for cash. During the six months ended December 28, 2018, the Company sold trade accounts receivable and received cash proceeds of $370 million. The discounts on the trade accounts receivable sold during the period were not material and were recorded within Other income (expense), net in the Condensed Consolidated Financial Statements. During the six months ended December 29, 2017, the Company did not sell any trade accounts receivable.

Inventories

	December 28, 2018	June 29, 2018
	(in millions)
Inventories:
Raw materials and component parts	$1,191	$1,048
Work-in-process	864	878
Finished goods	1,372	1,018
Total inventories	$3,427	$2,944

Property, plant and equipment, net

	December 28, 2018	June 29, 2018
	(in millions)
Property, plant, and equipment:
Land	$307	$306
Buildings and improvements	1,975	1,949
Machinery and equipment	7,493	7,209
Computer equipment and software	450	440
Furniture and fixtures	54	48
Construction-in-process	238	234
Property, plant and equipment, gross	10,517	10,186
Accumulated depreciation	(7,440)	(7,091)
Property, plant, and equipment, net	$3,077	$3,095

Goodwill

Carrying Amount
(in millions)
Balance at June 29, 2018	$10,075
Foreign currency translation adjustment	(1)
Balance at December 28, 2018	$10,074

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company tests for impairment, at a minimum, on an annual basis or earlier where certain events or changes in circumstances indicate that goodwill may more likely than not be impaired. The Company has experienced declines in the market price of its stock, resulting in the Company’s market capitalization decreasing below book value for the last seven trading days of the second quarter of fiscal 2019. The Company’s market capitalization based upon its stock price has fluctuated above and below book value subsequent to the end of the quarter. The fair value of the Company using a market capitalization approach based on the Company’s share price would include a control premium based on recent transactions that have occurred in the technology industry. This indicative fair value exceeded the Company’s book value; therefore, management does not believe it is more likely than not that goodwill was impaired as of December 28, 2018.

If there are further decreases in the Company’s stock price for a sustained period or other unfavorable factors, the Company may be required to perform a goodwill impairment assessment, which may result in a recognition of goodwill impairment that could be material to the Consolidated Financial Statements.

Intangible assets

	December 28, 2018	June 29, 2018
	(in millions)
Finite-lived intangible assets	$5,816	$5,818
In-process research and development	80	80
Accumulated amortization	(3,748)	(3,218)
Intangible assets, net	$2,148	$2,680

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

Product warranty liability

Changes in the warranty accrual were as follows:

	Three Months Ended		Six Months Ended
	December 28, 2018	December 29, 2017	December 28, 2018	December 29, 2017
	(in millions)
Warranty accrual, beginning of period	$323	$302	$318	$311
Charges to operations	47	46	81	90
Utilization	(42)	(43)	(68)	(81)
Changes in estimate related to pre-existing warranties	9	(1)	6	(16)
Warranty accrual, end of period	$337	$304	$337	$304

The current portion of the warranty accrual is classified in Accrued expenses and the long-term portion is classified in Other liabilities as noted below:

	December 28, 2018	June 29, 2018
	(in millions)
Warranty accrual
Current portion	$183	$168
Long-term portion	154	150
Total warranty accrual	$337	$318

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other liabilities

	December 28, 2018	June 29, 2018
	(in millions)
Other non-current liabilities:
Non-current net tax payable	$1,018	$1,315
Other non-current liabilities	1,289	940
Total other non-current liabilities	$2,307	$2,255

Accumulated other comprehensive income (loss)

Other comprehensive income (loss) (“OCI”), net of tax refers to expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income. The following table illustrates the changes in the balances of each component of Accumulated other comprehensive income (loss) (“AOCI”):

	Actuarial Pension Gains (Losses)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivative Contracts	Total Accumulated Comprehensive Income (Loss)
	(in millions)
Balance at June 29, 2018	$(19)	$(21)	$1	$(39)
Other comprehensive income (loss) before reclassifications	1	(6)	(5)	(10)
Amounts reclassified from accumulated other comprehensive income	—	—	11	11
Income tax benefit related to items of other comprehensive loss	—	(1)	4	3
Net current-period other comprehensive loss	1	(7)	10	4
Balance at December 28, 2018	$(18)	$(28)	$11	$(35)

During the three and six months ended December 28, 2018 and December 29, 2017, the amounts reclassified out of AOCI related to derivative contracts were not material and substantially all were charged to Cost of revenue in the Condensed Consolidated Statements of Operations.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Fair Value Measurements and Investments

The Company’s total cash, cash equivalents and available-for-sale securities was as follows:

	December 28, 2018	June 29, 2018
	(in millions)
Cash and cash equivalents	$4,013	$5,005
Short-term available-for-sale securities (included within Other current assets)	23	23
Long-term available-for-sale securities (included within Other non-current assets)	94	93
Total cash, cash equivalents and available-for-sale securities	$4,130	$5,121

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 28, 2018 and June 29, 2018, and indicate the fair value hierarchy of the valuation techniques utilized to determine such values:

	December 28, 2018
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents:
Money market funds	$1,744	$—	$—	$1,744
Certificates of deposit	—	3	—	3
Total cash equivalents	1,744	3	—	1,747
Short-term available-for-sale securities:
Corporate notes and bonds	—	11	—	11
Asset-backed securities	—	7	—	7
Municipal notes and bonds		4	—	4
Equity securities	1	—	—	1
Total short-term available-for-sale securities	1	22	—	23
Long-term available-for-sale securities:
U.S. Treasury securities	7	—	—	7
U.S. Government agency securities	—	5	—	5
International government securities	—	1	—	1
Corporate notes and bonds	—	68	—	68
Asset-backed securities	—	4	—	4
Municipal notes and bonds	—	9	—	9
Total long-term available-for-sale securities	7	87	—	94
Foreign exchange contracts	—	29	—	29
Interest rate swap contracts	—	12	—	12
Total assets at fair value	$1,752	$153	$—	$1,905
Liabilities:
Foreign exchange contracts	$—	$26	$—	$26
Interest rate swap contract	—	12	—	12
Total liabilities at fair value	$—	$38	$—	$38

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 29, 2018
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents:
Money market funds	$2,554	$—	$—	$2,554
Certificates of deposit	—	4	—	4
Total cash equivalents	2,554	4	—	2,558
Short-term available-for-sale securities:
U.S. Treasury securities	3	—	—	3
Corporate notes and bonds	—	12	—	12
Asset-backed securities	—	4	—	4
Municipal notes and bonds	—	2	—	2
Equity securities	2	—	—	2
Total short-term available-for-sale securities	5	18	—	23
Long-term available-for-sale securities:
U.S. Treasury securities	3	—	—	3
U.S. Government agency securities	—	5	—	5
International government securities	—	1	—	1
Corporate notes and bonds	—	65	—	65
Asset-backed securities	—	8	—	8
Municipal notes and bonds	—	11	—	11
Total long-term available-for-sale securities	3	90	—	93
Foreign exchange contracts	—	51	—	51
Interest rate swap contracts	—	16	—	16
Total assets at fair value	$2,562	$179	$—	$2,741
Liabilities:
Foreign exchange contracts	$—	$28	$—	$28
Total liabilities at fair value	$—	$28	$—	$28

During the three and six months ended December 28, 2018, the Company had no transfers of financial assets and liabilities between levels.

Available-for-Sale Securities

The cost basis of the Company’s investments classified as available-for-sale securities, individually and in the aggregate, approximated its fair value as of December 28, 2018 and June 29, 2018.

Equity Securities Without a Readily Determinable Fair Value (“RDFV”)

From time to time, the Company enters into certain strategic investments for the promotion of business and strategic objectives. The equity securities of these privately-held companies do not have a RDFV. Under ASU 2016-01, these equity securities are now measured and recorded using the measurement alternative, which is cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes. In addition, the existing impairment model has been replaced with a new one-step qualitative impairment model. Adjustments resulting from impairments and qualifying observable price changes are recorded in Other income (expense), net in the Condensed Consolidated Statements of Operations. As of December 28, 2018 and June 30, 2018, these investments were not material.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments Not Carried at Fair Value

The carrying value of the Company’s revolving credit facility approximates its fair value given the revolving nature of the balance and the variable market interest rate. For financial instruments where the carrying value (which includes principal adjusted for any unamortized issuance costs, and discounts or premiums) differs from fair value (which is based on quoted market prices), the following table represents the related carrying value and fair value for each of the Company’s outstanding financial instruments. Each of the financial instruments presented below was categorized as Level 2 for all periods presented, based on the frequency of trading immediately prior to the end of the second quarter of 2019 and the fourth quarter of 2018, respectively.

	December 28, 2018		June 29, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
0.50% convertible senior notes due 2020	$32	$34	$31	$34
Variable interest rate Term Loan A-1 maturing 2023	4,920	4,722	4,982	5,013
Variable interest rate U.S. Term Loan B-4 maturing 2023	2,436	2,333	2,448	2,452
1.50% convertible notes due 2024	944	888	931	1,114
4.750% senior unsecured notes due 2026	2,282	1,994	2,280	2,238
Total	$10,614	$9,971	$10,672	$10,851

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Derivative Instruments and Hedging Activities

As of December 28, 2018, the Company had outstanding foreign exchange forward contracts that were designated as either cash flow hedges or non-designated hedges. Substantially all of the contract maturity dates of these foreign exchange forward contracts do not exceed 12 months. In addition, the Company had outstanding interest rate swaps that were designated as cash flow hedges. The Company did not have any foreign exchange forward contracts with credit-risk-related contingent features. As of December 28, 2018, the amount of existing net gains related to cash flow hedges recorded in AOCI was not material and the majority is expected to be reclassified to earnings over the next twelve months.

Changes in fair values of the non-designated foreign exchange contracts are recognized in Other income (expense), net and are largely offset by corresponding changes in the fair values of the foreign currency denominated monetary assets and liabilities. For each of the three and six months ended December 28, 2018 and December 29, 2017, total net realized and unrealized transaction and foreign exchange contract currency gains and losses were not material to the Company’s Condensed Consolidated Financial Statements.

See Note 5, Fair Value Measurements and Investments, for additional disclosures related to the fair value of the Company’s foreign exchange forward contracts.

Netting Arrangements

Under certain provisions and conditions within agreements with counterparties to the Company’s foreign exchange forward contracts, subject to applicable requirements, the Company has the right of offset associated with the Company’s foreign exchange forward contracts and is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. As of December 28, 2018 and June 29, 2018, the effect of rights of offset was not material and the Company did not offset or net the fair value amounts of derivative instruments in its Condensed Consolidated Balance Sheets.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Debt

Debt consisted of the following as of December 28, 2018 and June 29, 2018:

	December 28, 2018	June 29, 2018
	(in millions)
0.50% convertible senior notes due 2020	$35	$35
Revolving credit facility maturing 2023	—	500
Variable interest rate Term Loan A-1 maturing 2023	4,928	4,991
Variable interest rate U.S. Term Loan B-4 maturing 2023	2,437	2,449
1.50% convertible notes due 2024	1,100	1,100
4.750% senior unsecured notes due 2026	2,300	2,300
Total debt	10,800	11,375
Issuance costs and debt discounts	(186)	(203)
Subtotal	10,614	11,172
Less current portion of long-term debt	(244)	(179)
Long-term debt	$10,370	$10,993

In November 2018, the Company repaid the previously outstanding borrowings under its revolving credit facility. At December 28, 2018, the Company’s borrowing capacity under the revolving credit facility was $2.25 billion.

The credit agreement governing the Company’s revolving credit facility and term loans (as amended, the “Credit Agreement”) requires the Company to comply with certain financial covenants with respect to the revolving credit facility and Term Loan A-1, consisting of a Leverage Ratio and an Interest Coverage Ratio (each as defined below). These covenants are based upon a trailing twelve-month consolidated adjusted EBITDA as defined in the Credit Agreement (“Adjusted EBITDA”). Adjusted EBITDA is defined as net income (loss) plus interest expense, income tax expense (benefit) and depreciation and amortization as well as other contractual adjustments as provided for in the Credit Agreement.

Pursuant to the Credit Agreement, the Company is required to maintain a maximum ratio of total funded debt to trailing twelve-month Adjusted EBITDA (“Leverage Ratio”) at the end of each quarter of 4.25 to 1.00 through the quarter ending October 4, 2019, 4.00 to 1.00 through the quarter ending October 2, 2020, and 3.75 to 1.00 thereafter. In addition, the Company is required to maintain a minimum ratio of Adjusted EBITDA to interest expense (“Interest Coverage Ratio”), both calculated on a trailing twelve-month basis, at the end of each quarter of 3.50 to 1.00. As of December 28, 2018, the Company was in compliance with all financial covenants under the Credit Agreement.

The Credit Agreement also requires the Company and its subsidiaries to comply with customary covenants that include, among others, limitations on the incurrence of additional debt, liens on property, acquisitions and investments, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, dividends and other payments in respect of the Company’s capital stock, prepayments of certain debt, transactions with affiliates and certain modifications of organizational documents and certain debt agreements. In addition, the indentures governing the Company’s 2026 Senior Unsecured Notes and the 2024 Convertible Notes contain restrictive covenants that limit the Company’s and its subsidiaries’ ability to, among other things, consolidate, merge or sell all or substantially all of their assets; create liens; and incur, assume or guarantee additional indebtedness.

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

Obligations and Funded Status

The following table presents the unfunded status of the benefit obligations for the Japanese Plan:

	December 28, 2018	June 29, 2018
	(in millions)
Benefit obligations	$261	$260
Fair value of plan assets	204	200
Unfunded status	$57	$60

The following table presents the unfunded amounts related to the Japanese Plan as recognized on the Company’s Condensed Consolidated Balance Sheets:

	December 28, 2018	June 29, 2018
	(in millions)
Current liabilities	$1	$1
Non-current liabilities	56	59
Net amount recognized	$57	$60

Net periodic benefit costs were not material for the three and six months ended December 28, 2018.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Commitments, Contingencies and Related Parties

Flash Ventures

The Company’s business ventures with Toshiba Memory Corporation (“TMC”) consist of three separate legal entities: Flash Partners Ltd. (“Flash Partners”), Flash Alliance Ltd. (“Flash Alliance”), and Flash Forward Ltd. (“Flash Forward”), collectively referred to as “Flash Ventures”.

The following table presents the notes receivable from, and equity investments in, Flash Ventures as of December 28, 2018 and June 29, 2018:

	December 28, 2018	June 29, 2018
	(in millions)
Notes receivable, Flash Partners	$695	$767
Notes receivable, Flash Alliance	418	48
Notes receivable, Flash Forward	607	700
Investment in Flash Partners	193	191
Investment in Flash Alliance	286	283
Investment in Flash Forward	119	116
Total notes receivable and investments in Flash Ventures	$2,318	$2,105

During the three and six months ended December 28, 2018, the Company made net payments to Flash Ventures of $1.12 billion and $1.86 billion, respectively, for purchased flash-based memory wafers and net loans and investments.

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

The Company assesses financing receivable credit quality through financial and operational reviews of the borrower and creditworthiness, including credit rating agency ratings, of significant investors of the borrower, where material or known. There were no impairments in the three and six months ended December 28, 2018 or December 29, 2017.

As of December 28, 2018 and June 29, 2018, the Company had accounts payable balances due to Flash Ventures of $310 million and $259 million, respectively.

The Company’s maximum reasonably estimable loss exposure (excluding lost profits) as a result of its involvement with Flash Ventures, based upon the Japanese yen to U.S. dollar exchange rate at December 28, 2018, is presented below. Investments in Flash Ventures are denominated in Japanese yen, and the maximum estimable loss exposure excludes any cumulative translation adjustment due to revaluation from the Japanese yen to the U.S. dollar.

December 28, 2018

Notes receivable	$1,720
Equity investments	598
Operating lease guarantees	1,313
Inventory and prepayments	243
Maximum estimable loss exposure	$3,874

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is committed to purchase its provided three-month forecast of Flash Ventures’ flash-based wafer supply, which generally equals 50% of Flash Ventures’ output. In addition, the Company is obligated to pay for half of Flash Ventures’ fixed costs regardless of the output the Company chooses to purchase. The Company is not able to estimate its total wafer purchase commitment obligation beyond its rolling three-month purchase commitment because the price is determined by reference to the future cost of producing the semiconductor wafers. In addition, the Company is committed to fund 49.9% to 50.0% of each Flash Ventures entity’s capital investments to the extent that each Flash Ventures entity’s operating cash flow is insufficient to fund these investments.

Flash Ventures has historically operated near 100% of its manufacturing capacity. As a result of reduced demand for flash-based products, the Company temporarily reduced its utilization of its share of Flash Ventures’ manufacturing capacity to an abnormally low level to more closely align the Company’s flash-based wafer supply with the projected demand. The Company incurred costs of $49 million associated with the reduction in utilization which was recorded as a charge to cost of revenue in the three months ended December 28, 2018.

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

The following table presents the Company’s portion of the remaining guarantee obligations under the Flash Ventures’ lease facilities in both Japanese yen and U.S. dollar-equivalent, based upon the Japanese yen to U.S. dollar exchange rate as of December 28, 2018.

	Lease Amounts
	(Japanese yen, in billions)	(U.S. dollar, in millions)
Total guarantee obligations	¥145	$1,313

The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the end of the term of the Flash Ventures lease agreements, in annual installments as of December 28, 2018 in U.S. dollars, based upon the Japanese yen to U.S. dollar exchange rate as of December 28, 2018:

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
	(in millions)
Remaining six months of 2019	$294	$34	$328
2020	294	67	361
2021	207	121	328
2022	112	22	134
2023	49	88	137
Thereafter	4	21	25
Total guarantee obligations	$960	$353	$1,313

The Company and TMC have agreed to mutually contribute to, and indemnify each other and Flash Ventures for, environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances. The Company has not made any indemnification payments, nor recorded any indemnification receivables, under any such agreements. As of December 28, 2018, no amounts have been accrued in the Condensed Consolidated Financial Statements with respect to these indemnification agreements.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unis Venture

In November 2015, the Company entered into an agreement with Unisplendour Corporation Limited and Unissoft (Wuxi) Group Co. Ltd. (“Unis”) to form a joint venture, referred to as the “Unis Venture”, to market and sell the Company’s products in China and to develop data storage systems for the Chinese market in the future. The Unis Venture became operational during 2017. The Unis Venture is 49% owned by the Company and 51% owned by Unis. The Company accounts for its investment in the Unis Venture under the equity method of accounting. Revenue on products distributed by the Unis Venture is recognized upon sell through to third-party customers. For the three and six months ended December 28, 2018 and December 29, 2017, the Company recognized less than 1% of its consolidated revenue on products distributed by the Unis Venture. The outstanding accounts receivable due from and investment in the Unis Venture were not material to the Condensed Consolidated Financial Statements as of December 28, 2018 or June 29, 2018.

Purchase Agreements

In the normal course of business, the Company enters into purchase orders with suppliers for the purchase of components used to manufacture its products. These purchase orders generally cover forecasted component supplies needed for production during the next quarter, are recorded as a liability upon receipt of the components, and generally may be changed or canceled at any time prior to shipment of the components. The Company also enters into long-term purchase agreements with various component suppliers that carry fixed volumes and pricing, which obligates the Company to make certain future purchases, contingent on certain conditions of performance, quality and technology of the vendor’s components. As of December 28, 2018, the Company had the following minimum long-term purchase commitments:

Long-term purchase commitments
(in millions)
Fiscal year
Remaining six months of 2019	$34
2020	193
2021	208
2022	227
2023 and thereafter	250
Total	$912

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Shareholders’ Equity

Stock-based Compensation Expense

The following tables present the Company’s stock-based compensation for equity-settled awards by type and financial statement line as well as the related tax benefit included in the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	December 28, 2018	December 29, 2017	December 28, 2018	December 29, 2017
	(in millions)
Options	$4	$6	$9	$13
Restricted and performance stock units	70	88	137	171
Employee stock purchase plan	5	5	12	12
Subtotal	79	99	158	196
Tax benefit	(14)	(10)	(25)	(34)
Total	$65	$89	$133	$162

	Three Months Ended		Six Months Ended
	December 28, 2018	December 29, 2017	December 28, 2018	December 29, 2017
	(in millions)
Cost of revenue	$13	$13	$24	$26
Research and development	42	45	81	89
Selling, general and administrative	24	41	53	81
Subtotal	79	99	158	196
Tax benefit	(14)	(10)	(25)	(34)
Total	$65	$89	$133	$162

Compensation cost related to unvested stock options, restricted stock unit awards (“RSUs”), performance-based restricted stock unit awards (“PSUs”), and rights to purchase shares of common stock under the Company’s Employee Stock Purchase Plan (“ESPP”) will generally be amortized on a straight-line basis over the remaining average service period. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of December 28, 2018:

	Unamortized Compensation Costs	Weighted Average Service Period
	(in millions)	(years)
Options	$15	1.4
RSUs and PSUs (1)	657	2.5
ESPP	71	1.9
Total unamortized compensation cost	$743

(1)	Weighted average service period assumes the performance metrics are met for the PSUs.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Activities

Stock Options

The following table summarizes stock option activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Options outstanding at June 29, 2018	4.8	$64.23
Exercised	(0.2)	37.64		$—
Canceled or expired	(0.3)	79.73
Options outstanding at December 28, 2018	4.3	$64.73	3.3	$1
Exercisable at December 28, 2018	3.1	$69.86	2.9	$1

RSUs and PSUs

The following table summarizes RSU and PSU activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value at Vest Date
	(in millions)		(in millions)
RSUs and PSUs outstanding at June 29, 2018	12.6	$58.31
Granted	6.6	59.42
Vested	(3.1)	61.96	$211
Forfeited	(0.7)	56.05
RSUs and PSUs outstanding at December 28, 2018	15.4	$59.51

RSUs and PSUs are generally settled in an equal number of shares of the Company’s common stock at the time of vesting of the units.

Stock Repurchase Program

The Company’s Board of Directors previously authorized $5.00 billion for the repurchase of the Company’s common stock. On July 25, 2018, the Company’s Board of Directors authorized a new $5.00 billion share repurchase program that is effective through July 25, 2023, replacing all prior programs. For the three months ended December 28, 2018, the Company did not make any stock repurchases. For the six months ended December 28, 2018, the Company repurchased 0.8 million shares for a total cost of $61 million under the previous authorization and 7.6 million shares for a total cost of $502 million under the new authorization. Therefore, the Company’s stock repurchases under all stock repurchase authorizations in effect for the six months ended December 28, 2018 totaled $563 million. The remaining amount available to be repurchased under the Company’s current stock repurchase program as of December 28, 2018 was $4.50 billion. Repurchases under the stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Company expects stock repurchases to be funded principally by operating cash flows.

Dividends to Shareholders

Since the first quarter of 2013, the Company has issued a quarterly cash dividend. During the six months ended December 28, 2018, the Company declared aggregate cash dividends of $1.00 per share on its outstanding common stock totaling $290 million, of which $146 million was paid on January 14, 2019.

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

When initially accounting for the tax effects of the enactment of the 2017 Act, the Company applied the applicable SEC guidance and made a reasonable estimate of the effects on the Company’s existing deferred tax balances and the one-time mandatory deemed repatriation tax required by the 2017 Act. As the Company finalized the accounting for the tax effects of the enactment of the 2017 Act during the one-year measurement period permitted by applicable SEC guidance, the Company reflected adjustments to the recorded provisional amounts. As of December 28, 2018, the Company completed its accounting for the tax effects of the enactment of the 2017 Act. Although the U.S. Treasury and the Internal Revenue Service (“IRS”) have issued tax guidance on certain provisions of the 2017 Act since the enactment date, the Company anticipates the issuance of additional regulatory and interpretive guidance. Although the Company was able to apply a reasonable interpretation of the law along with any available guidance in finalizing its accounting for the tax effects of the 2017 Act, such additional regulatory or interpretive guidance would constitute new information which may require further refinements to its estimates in future periods.

Additional information regarding the significant provisions of the 2017 Act that impacted the Company is provided below.

Re-measurement of deferred taxes

The Company recorded a provisional income tax benefit of $65 million for the year ended June 29, 2018, which related to the re-measurements of the Company’s deferred tax balances and is based primarily on the rates at which the deferred tax assets and liabilities are expected to reverse in the current and future fiscal years, which are generally 29% and 22%, respectively. The Company has now finalized the accounting for the tax effects related to the re-measurements of the Company’s deferred tax balances with no material change for the six months ended December 28, 2018. The Company has not yet finalized the filing of its U.S. federal income tax return for the year ended June 29, 2018, which may affect the re-measurement of the Company’s deferred tax balances.

Mandatory deemed repatriation tax

In connection with the transition from a global to a territorial U.S. tax system, companies are required to pay a mandatory deemed repatriation tax. For the year ended June 29, 2018, the Company recorded a provisional amount for the mandatory deemed repatriation tax liability of $1.57 billion for foreign subsidiaries. The calculation of the mandatory deemed repatriation tax liability is based upon post-1986 earnings and profits. In addition, the mandatory deemed repatriation tax is based on the amount of foreign earnings held in cash and other specified assets, which are taxed at 15.5% and 8%, respectively, and is payable over an 8-year period.

As of December 28, 2018, the Company has finalized the accounting for the tax effects of the mandatory deemed repatriation tax during the one-year measurement period permitted by applicable SEC guidance. During the three months ended September 28, 2018, the Company reduced its mandatory deemed repatriation tax liability by $302 million, of which $250 million was for the utilization of recorded deferred tax assets related to existing tax attributes. The utilization of the deferred tax assets is a reclassification that did not have an impact on the Company’s income tax provision for the three months ended September 28, 2018. The remaining $52 million reduction to the mandatory deemed repatriation tax primarily relates to the Company’s decision to no longer carry forward its 2018 operating loss and, instead, apply it against the mandatory deemed repatriation tax. The $52 million benefit results from utilizing the existing fiscal year 2018 operating losses at a 28% tax rate on the Company’s 2018 tax return as compared to the carryforward tax rate of 21%.

During the three months ended December 28, 2018, the Company also finalized its post-1986 earnings and profits along with the amount of earnings held in cash and other specified assets and increased its mandatory deemed repatriation tax liability by $95 million. The Company’s estimate of the mandatory deemed repatriation tax liability after these refinements is $1.36 billion, excluding a $135 million increase in its liability for unrecognized tax benefits.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 15, 2019, the IRS issued final regulations with respect to the mandatory deemed repatriation tax liability. The Company believes this guidance constitutes a subsequent event and will account for the impact of these regulations in the period in which they were issued. These regulations may impact certain positions previously taken with respect to amounts recorded in the Company’s Consolidated Financial Statements. The Company may adjust such amounts to reflect the final regulations in its Condensed Consolidated Financial Statements for the period ending March 28, 2019.

During the one-year measurement period, the Company evaluated the expected manner of recovery to determine whether or not to continue to assert indefinite reinvestment on a part or all the foreign undistributed earnings. This required the Company to re-evaluate its existing short and long-term capital allocation policies in light of the 2017 Act and calculate the tax cost that is incremental to the deemed repatriation tax of repatriating cash to the U.S. The provisional tax expense recorded by the Company as of June 28, 2018 was based upon an assumption that all of its foreign undistributed earnings are indefinitely reinvested.

As of December 28, 2018, the Company finalized the accounting for the tax effects of the mandatory deemed repatriation tax on its indefinite reinvestment assertion. The Company now intends to repatriate all of its foreign undistributed earnings. Accordingly, during the six months ended December 28, 2018, the Company recorded a foreign income tax expense of $242 million related to foreign withholding taxes partially offset by foreign tax credits of $82 million. In addition, a state income tax expense of $54 million was recorded, partially offset by a decrease to the Company’s valuation allowance of $45 million. Amounts related to federal taxes other than the repatriation tax were not material. The Company’s decision to change its indefinite reinvestment assertion is based on interpretative guidance issued by the IRS to date related to the ordering and the taxation of a repatriation of the Company’s foreign undistributed earnings.

Deferred taxes on foreign earnings

As a result of the shift to a territorial system for U.S. taxation, the new minimum tax on certain foreign earnings (“global intangible low-tax income”) provision of the 2017 Act imposes a tax on foreign earnings and profits in excess of a deemed return on tangible assets of foreign subsidiaries. This provision is effective for tax years beginning on or after January 1, 2018, which for the Company is the fiscal year that began on June 30, 2018 (fiscal year 2019). During the one-year measurement period permitted by applicable SEC guidance, the Company evaluated its accounting policy regarding whether to make an election to account for the effects of this provision either as a component of future income tax expense in the period in which the tax arises or as a component of deferred taxes on the related investments. Accordingly, no deferred tax assets and liabilities were established for timing differences between foreign U.S. GAAP income and U.S. taxable income that would be expected to reverse under the new minimum tax in future years for the year ended June 28, 2018.

After further consideration during the six months ended December 28, 2018, the Company has made the election to account for the effects of the global intangible low-tax income provision as a component of future income tax expense in the period in which the tax arises. As the Company had previously accounted for the tax as a period cost in its income tax provision for the three months ended September 28, 2018, there was no change in the Company’s accounting as a result of this election.

The following table presents the Company’s income tax expense and the effective tax rate, which includes the discrete effects of the finalization of the accounting for the tax effects of the enactment of the 2017 Act as discussed above:

	Three Months Ended		Six Months Ended
	December 28, 2018	December 29, 2017	December 28, 2018	December 29, 2017
	(in millions)
Income before taxes	$81	$774	$664	$1,484
Income tax expense	$568	$1,597	$640	$1,626
Effective tax rate	701%	206%	96%	110%

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The primary driver of the difference between the effective tax rate for the three and six months ended December 28, 2018 and the U.S. Federal statutory rate of 21% is the discrete effect of the finalization of the accounting for the tax effects of the enactment of the 2017 Act. For the three months ended December 28, 2018, these discrete effects consist of $230 million related to the mandatory deemed repatriation tax and $134 million related to the Company’s decision to change its indefinite reinvestment assertion. For the six months ended December 28, 2018, these discrete effects consist of $178 million related to the mandatory deemed repatriation tax and $144 million related to the Company’s decision to change its indefinite reinvestment assertion. For both periods, the remaining difference is attributable primarily to the changes in the relative mix of our U.S. earnings compared to foreign earnings.

The primary drivers for the difference between the effective tax rate for the three and six months ended December 29, 2017 and the U.S. Federal statutory rate of 28% are related to the net charge of $1.66 billion for the one-time mandatory deemed repatriation tax, offset in part by an income tax benefit related to the re-measurement of deferred taxes as required by the 2017 Act. Excluding these items, the effective tax rate for the three and six months ended December 29, 2017 would be approximately 4%. The primary drivers for the remaining difference between the effective tax rate for the three and six months ended December 29, 2017 and the U.S. Federal statutory rate of 28% are tax credits generated for 2017, and tax holidays in Malaysia, Philippines, Singapore and Thailand that expire at various dates during fiscal years 2018 through 2030 and windfall tax benefits related to vesting and exercises of stock-based awards. The windfall tax benefits are a result of the adoption of ASU 2016-09, which requires the Company to now recognize $5 million and $27 million of windfall tax benefits related to vesting and exercises of stock-based awards as a component of its income tax expense for the three and six months ended December 29, 2017, respectively.

During the six months ended December 28, 2018, the Company recorded an increase of $139 million in its liability for unrecognized tax benefits (excluding accrued interest and penalties). As of December 28, 2018, the Company’s liability for unrecognized tax benefits (excluding accrued interest and penalties) was approximately $690 million. Accrued interest and penalties related to unrecognized tax benefits as of December 28, 2018 was $116 million.

The Internal Revenue Service (“IRS”) previously completed its field examination of the Company’s federal income tax returns for fiscal years 2008 through 2012 and proposed certain adjustments. As previously disclosed, the Company received Revenue Agent Reports from the IRS for fiscal years 2008 through 2009, proposing adjustments relating to transfer pricing with the Company’s foreign subsidiaries and intercompany payable balances. The Company disagrees with the proposed adjustments and in September 2015, filed a protest with the IRS Appeals Office and received the IRS rebuttal in July 2016. The Company and the IRS Appeals Office did not reach a settlement on the disputed matters. On June 28, 2018, the IRS issued a statutory notice of deficiency with respect to the disputed matters for fiscal years 2008 through 2009, seeking to increase the Company’s U.S. taxable income by an amount that would result in additional federal tax through fiscal year 2009 totaling approximately $516 million, subject to interest. The Company filed a petition with the U.S. Tax Court in September 2018. On December 10, 2018, the IRS issued a statutory notice of deficiency with respect to fiscal years 2010 through 2012, seeking to increase the Company’s U.S. taxable income by an amount that would result in additional federal tax for fiscal years 2010 through 2012 totaling approximately $549 million, subject to interest. Approximately $535 million of the total additional federal tax relates to proposed adjustments for transfer pricing with the Company’s foreign subsidiaries, intercompany payable balances and the utilization of certain tax attributes. The Company plans to file a petition with the U.S. Tax Court by March 2019. The Company believes that its tax positions are properly supported and will vigorously contest the position taken by the IRS.

The Company believes that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. If any issues addressed in the Company’s tax examinations are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of December 28, 2018, it was not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of the Company’s liability for unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of the Company’s tax returns.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Net Income (Loss) Per Common Share

The following table presents the computation of basic and diluted income (loss) per common share:

	Three Months Ended		Six Months Ended
	December 28, 2018	December 29, 2017	December 28, 2018	December 29, 2017
	(in millions, except per share data)
Net income (loss)	$(487)	$(823)	$24	$(142)
Weighted average shares outstanding:
Basic	290	296	291	295
Employee stock options, RSUs, PSUs and ESPP	—	—	5	—
Diluted	290	296	296	295
Income (loss) per common share
Basic	$(1.68)	$(2.78)	$0.08	$(0.48)
Diluted	$(1.68)	$(2.78)	$0.08	$(0.48)

The Company computes basic income (loss) per common share using net income (loss) and the weighted average number of common shares outstanding during the period. Diluted income per common share is computed using net income (loss) and the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include dilutive outstanding employee stock options, RSUs and PSUs, and rights to purchase shares of common stock under the Company’s ESPP. For the six months ended December 28, 2018, the Company excluded 8 million common shares subject to outstanding equity awards from the calculation of diluted shares because their impact would have been anti-dilutive based on the Company’s average stock price during the period. For the three months ended December 28, 2018 and the three and six months ended December 29, 2017, the Company reported a net loss, and all outstanding equity awards have been excluded from such periods because including them would be anti-dilutive. See Note 10, Shareholders’ Equity.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Employee Termination, Asset Impairment and Other Charges

The Company recorded the following charges related to employee terminations benefits, asset impairment, and other charges:

	Three Months Ended		Six Months Ended
	December 28, 2018	December 29, 2017	December 28, 2018	December 29, 2017
	(in millions)
Employee termination and other charges:
Restructuring Plan 2016	$—	$32	$—	$77
Closure of Foreign Manufacturing Facilities	7	—	11	—
Business Realignment	13	16	55	23
Total employee termination and other charges	$20	$48	$66	$100

Closure of Foreign Manufacturing Facilities

In July 2018, the Company announced the closing of its HDD manufacturing facility in Kuala Lumpur, Malaysia, in order to reduce its manufacturing costs and consolidate HDD operations into Thailand. The Company now currently expects the closure to be substantially completed by the fourth quarter of fiscal 2019 and to result in total pre-tax charges of approximately $110 million. These charges are expected to consist of approximately $70 million in employee termination benefits and $40 million in asset-related, contract termination and other charges, of which $56 million were recognized in the year ended June 29, 2018. During the six months ended December 28, 2018, the Company recognized an additional $3 million in employee termination benefits and $8 million in asset-related, contract termination and other charges.

The following table presents an analysis of the components of the restructuring charges, payments and adjustments made against the reserve during the six months ended December 28, 2018:

	Employee Termination Benefits	Contract Termination and Other	Total
	(in millions)
Accrual balance at June 29, 2018	$56	$—	$56
Charges	3	8	11
Cash payments	—	(5)	(5)
Accrual balance at December 28, 2018	$59	$3	$62

Business Realignment

The Company periodically incurs charges as part of the integration process of recent acquisitions and to realign its operations with anticipated market demand. The following table presents an analysis of the components of the activity against the reserve during the six months ended December 28, 2018:

	Employee Termination Benefits	Contract Termination and Other	Total
	(in millions)
Accrual balance at June 29, 2018	$36	$7	$43
Charges	46	9	55
Cash payments	(35)	(5)	(40)
Accrual balance at December 28, 2018	$47	$11	$58

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Legal Proceedings

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

Antitrust

In March 2011, a complaint was filed against SanDisk, SD-3C LLC, Panasonic Corporation, Panasonic Corporation of North America, Toshiba Corporation and Toshiba America Electronic Components, Inc. with the U.S. District Court for the Northern District of California. The lawsuit purports to be on behalf of a nationwide class of indirect purchasers of SD cards. The complaint asserts claims under federal antitrust laws and California antitrust and unfair competition laws, as well as common law claims. The complaint seeks damages, restitution, injunctive relief, and fees and costs. The plaintiffs allege that the defendants conspired to artificially inflate the royalty costs associated with manufacturing SD cards, which in turn allegedly caused the plaintiffs to pay higher prices for SD cards. In November 2015, the defendants filed a motion to dismiss the plaintiffs’ federal law claims. In October 2016, the District Court granted the defendants’ motion with leave to amend and the defendants filed a motion to dismiss the plaintiffs’ remaining claims. In July 2018, ten of the thirteen named plaintiffs voluntarily dismissed their claims against the defendants. In December 2018, the remaining three plaintiffs stipulated to dismiss their claims against the defendants.

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

On or around June 22, 2018, Bitkom, an industry association, and ZPÜ entered into an agreement for regulating the obligation to pay compensation under copyright law in Germany for hard drives for the period beginning January 1, 2008. On or around June 29, 2018, the Company elected to join the agreement. Pursuant to the agreement, all court proceedings have been terminated. The entry into this agreement did not have a material impact on the Company’s financial condition, results of operations or cash flows.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax

For disclosures regarding statutory notices of deficiency issued by the IRS on June 28, 2018 and December 10, 2018, and a petition filed by the Company with the U.S. Tax Court in September 2018, see Note 11, Income Tax Expense.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet
As of December 28, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$17	$1,163	$2,833	$—	$4,013
Accounts receivable, net	—	873	842	—	1,715
Intercompany receivables	2,474	4,971	2,215	(9,660)	—
Inventories	—	1,165	2,495	(233)	3,427
Loans due from consolidated affiliates	—	—	40	(40)	—
Other current assets	15	248	324	—	587
Total current assets	2,506	8,420	8,749	(9,933)	9,742
Property, plant and equipment, net	—	1,056	2,021	—	3,077
Notes receivable and investments in Flash Ventures	—	—	2,318	—	2,318
Goodwill	—	388	9,686	—	10,074
Other intangible assets, net	—	33	2,115	—	2,148
Investments in consolidated subsidiaries	21,070	17,984	—	(39,054)	—
Loans due from consolidated affiliates	—	386	—	(386)	—
Other non-current assets	57	49	484	(10)	580
Total assets	$23,633	$28,316	$25,373	$(49,383)	$27,939

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$217	$1,708	$—	$1,925
Accounts payable to related parties	—	—	310	—	310
Intercompany payables	1,548	4,161	3,951	(9,660)	—
Accrued expenses	206	640	680	—	1,526
Accrued compensation	—	208	137	—	345
Loans due to consolidated affiliates	—	40	—	(40)	—
Current portion of long-term debt	244	—	—	—	244
Total current liabilities	1,998	5,266	6,786	(9,700)	4,350
Long-term debt	10,338	—	32	—	10,370
Loans due to consolidated affiliates	370	—	16	(386)	—
Other liabilities	15	1,777	525	(10)	2,307
Total liabilities	12,721	7,043	7,359	(10,096)	17,027
Total shareholders’ equity	10,912	21,273	18,014	(39,287)	10,912
Total liabilities and shareholders’ equity	$23,633	$28,316	$25,373	$(49,383)	$27,939

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations
For the three months ended December 28, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Revenue, net	$—	$3,392	$4,857	$(4,016)	$4,233
Cost of revenue	—	2,942	4,215	(3,968)	3,189
Gross profit	—	450	642	(48)	1,044
Operating expenses:
Research and development	—	334	205	—	539
Selling, general and administrative	—	214	95	—	309
Intercompany operating expense (income)	—	(347)	347	—	—
Employee termination, asset impairment, and other charges	—	6	14	—	20
Total operating expenses	—	207	661	—	868
Operating income (loss)	—	243	(19)	(48)	176
Interest and other income (expense):
Interest income	2	4	12	(3)	15
Interest expense	(118)	(2)	(1)	3	(118)
Other income (expense), net	—	(2)	8	2	8
Total interest and other income (expense), net	(116)	—	19	2	(95)
Income (loss) before taxes	(116)	243	—	(46)	81
Equity in earnings from subsidiaries	(468)	(133)	—	601	—
Income tax expense (benefit)	(97)	532	133	—	568
Net loss	$(487)	$(422)	$(133)	$555	$(487)

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations
For the six months ended December 28, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Revenue, net	$—	$6,877	$9,853	$(7,469)	$9,261
Cost of revenue	—	5,947	8,039	(7,433)	6,553
Gross profit	—	930	1,814	(36)	2,708
Operating expenses:
Research and development	—	697	418	—	1,115
Selling, general and administrative	1	465	199	—	665
Intercompany operating expense (income)	—	(754)	754	—	—
Employee termination, asset impairment, and other charges	—	38	28	—	66
Total operating expenses	1	446	1,399	—	1,846
Operating income (loss)	(1)	484	415	(36)	862
Interest and other income (expense):
Interest income	10	7	24	(11)	30
Interest expense	(234)	(8)	(3)	11	(234)
Other income (expense), net	1	(2)	7	—	6
Total interest and other income (expense), net	(223)	(3)	28	—	(198)
Income (loss) before taxes	(224)	481	443	(36)	664
Equity in earnings from subsidiaries	7	212	—	(219)	—
Income tax expense (benefit)	(241)	650	231	—	640
Net income	$24	$43	$212	$(255)	$24

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the three months ended December 28, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Net loss	$(487)	$(422)	$(133)	$555	$(487)
Other comprehensive income, before tax:
Actuarial pension gain	1	1	1	(2)	1
Foreign currency translation adjustment	31	32	32	(64)	31
Net unrealized gain, on derivative contracts and available-for-sale securities	7	30	30	(60)	7
Total other comprehensive income, before tax	39	63	63	(126)	39
Income tax benefit (expense) related to items of other comprehensive income	3	(2)	(2)	3	2
Other comprehensive income, net of tax	42	61	61	(123)	41
Total comprehensive loss	$(445)	$(361)	$(72)	$432	$(446)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the six months ended December 28, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Net income (loss)	$24	$43	$212	$(255)	$24
Other comprehensive income, before tax:
Actuarial pension gain	1	1	1	(2)	1
Foreign currency translation adjustment	(6)	(2)	(2)	4	(6)
Net unrealized gain, on derivative contracts and available-for-sale securities	6	22	20	(42)	6
Total other comprehensive income, before tax	1	21	19	(40)	1
Income tax benefit (expense) related to items of other comprehensive income	4	(2)	(1)	2	3
Other comprehensive income, net of tax	5	19	18	(38)	4
Total comprehensive income	$29	$62	$230	$(293)	$28

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the three months ended December 29, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Net income (loss)	$(823)	$(762)	$595	$167	$(823)
Other comprehensive income, before tax:
Foreign currency translation adjustment	6	5	5	(10)	6
Net unrealized gain on derivative contracts and available-for-sale securities	10	3	3	(6)	10
Total other comprehensive income, before tax	16	8	8	(16)	16
Income tax benefit (expense) related to items of other comprehensive income	(3)	—	1	(1)	(3)
Other comprehensive income, net of tax	13	8	9	(17)	13
Total comprehensive income (loss)	$(810)	$(754)	$604	$150	$(810)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the six months ended December 29, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Net income (loss)	$(142)	$43	$1,170	$(1,213)	$(142)
Other comprehensive income, before tax:
Actuarial pension gain	—	—	—	—	—
Foreign currency translation adjustment	2	1	1	(2)	2
Net unrealized gain on derivative contracts and available-for-sale securities	13	5	5	(10)	13
Total other comprehensive income, before tax	15	6	6	(12)	15
Income tax benefit (expense) related to items of other comprehensive income	(3)	—	(1)	1	(3)
Other comprehensive income, net of tax	12	6	5	(11)	12
Total comprehensive income (loss)	$(130)	$49	$1,175	$(1,224)	$(130)

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
For the six months ended December 28, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$103	$(819)	$1,934	$(44)	$1,174
Cash flows from investing activities
Purchases of property, plant and equipment	—	(129)	(371)	—	(500)
Proceeds from the sale of property, plant and equipment	—	—	3	—	3
Purchases of investments	—	(11)	(22)	—	(33)
Proceeds from sale of investments	—	—	13	—	13
Proceeds from maturities of investments	—	—	7	—	7
Notes receivable issuances to Flash Ventures	—	—	(508)	—	(508)
Notes receivable proceeds from Flash Ventures	—	—	312	—	312
Strategic investments and other, net	—	(1)	(18)	—	(19)
Intercompany loan from (to) consolidated affiliates	943	(370)	—	(573)	—
Advances from (to) parent and consolidated affiliates	(215)	215	—	—	—
Net cash provided by (used in) investing activities	728	(296)	(584)	(573)	(725)
Cash flows from financing activities				—
Issuance of stock under employee stock plans	61	—	—	—	61
Taxes paid on vested stock awards under employee stock plans	(69)	—	—	—	(69)
Repurchases of common stock	(563)	—	—	—	(563)
Repayment of revolving credit facility	(500)	—	—	—	(500)
Dividends paid to shareholders	(292)	—	—	—	(292)
Repayment of debt	(75)	—	—	—	(75)
Intercompany loan from (to) consolidated affiliates	370	(387)	(556)	573	—
Change in investment in consolidated subsidiaries	214	1,997	(2,255)	44	—
Net cash provided by (used in) financing activities	(854)	1,610	(2,811)	617	(1,438)
Effect of exchange rate changes on cash	—	—	(3)	—	(3)
Net increase (decrease) in cash and cash equivalents	(23)	495	(1,464)	—	(992)
Cash and cash equivalents, beginning of year	40	668	4,297	—	5,005
Cash and cash equivalents, end of period	$17	$1,163	$2,833	$—	$4,013

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

Through our strategic partnership with Toshiba Memory Corporation (“TMC”) referred to as “Flash Ventures”, we and TMC operate flash-based memory wafer manufacturing facilities in Yokkaichi, Japan. We are obligated to purchase half of Flash Ventures’ flash-based memory wafer supply or pay for half of Flash Ventures’ fixed costs regardless of the output we choose to purchase. We are also obligated to fund 49.9% to 50% of Flash Ventures’ capital investments to the extent that Flash Ventures’ operating cash flow is insufficient to fund these investments.

Flash Ventures has historically operated near 100% of its manufacturing capacity. As a result of the reduced demand for flash-based products, we have temporarily reduced our utilization of our share of Flash Ventures’ manufacturing capacity to an abnormally low level to more closely align our flash-based wafer supply with the projected demand. We do not expect this action to result in any incremental cash payments; however, as a result of this temporary reduction to abnormally low production levels, we incurred costs of $49 million associated with the reduction in utilization, which was recorded as a charge to cost of revenue in the three months ended December 28, 2018. Including the $49 million recorded through December 28, 2018, we expect total underutilization charges to be recorded in cost of revenue in the range of $250 million to $300 million with the substantial majority expected to be recognized by the end of the fiscal year. We may adjust our plans based on market conditions, which could impact the timing and amount of any charges.

Cost and Expense Reduction Actions

We are taking actions to better align our cost and expense structure to near-term business conditions, including accelerating the closure of our HDD manufacturing facility in Kuala Lumpur, Malaysia, rationalizing other HDD manufacturing costs and other measures to reduce our cost of revenue and operating expenses.

Results of Operations

Second Quarter and First Half Overview

The following table sets forth, for the periods presented, selected summary information from our Condensed Consolidated Statements of Operations by dollars and percentage of net revenue(1):

	Three Months Ended
	December 28, 2018		December 29, 2017		$ Change	% Change
	(in millions, except percentages)
Revenue, net	$4,233	100.0%	$5,336	100.0%	$(1,103)	(20.7)%
Cost of revenue	3,189	75.3	3,323	62.3	(134)	(4.0)
Gross profit	1,044	24.7	2,013	37.7	(969)	(48.1)
Operating Expenses:
Research and development	539	12.7	629	11.8	(90)	(14.3)
Selling, general and administrative	309	7.3	381	7.1	(72)	(18.9)
Employee termination, asset impairment, and other charges	20	0.5	48	0.9	(28)	(58.3)
Total operating expenses	868	20.5	1,058	19.8	(190)	(18.0)
Operating income	176	4.2	955	17.9	(779)	(81.6)
Interest and other income (expense):
Interest income	15	0.4	14	0.3	1	7.1
Interest expense	(118)	(2.8)	(197)	(3.7)	79	(40.1)
Other income, net	8	0.2	2	—	6	300.0
Total interest and other expense, net	(95)	(2.2)	(181)	(3.4)	86	(47.5)
Income before taxes	81	1.9	774	14.5	(693)	(89.5)
Income tax expense	568	13.4	1,597	29.9	(1,029)	(64.4)
Net loss	$(487)	(11.5)	$(823)	(15.4)	$336	(40.8)

(1)	Percentages may not total due to rounding.

	Six Months Ended
	December 28, 2018		December 29, 2017		$ Change	% Change
	(in millions, except percentages)
Revenue, net	$9,261	100.0%	$10,517	100.0%	$(1,256)	(11.9)%
Cost of revenue	6,553	70.8	6,591	62.7	(38)	(0.6)
Gross profit	2,708	29.2	3,926	37.3	(1,218)	(31.0)
Operating Expenses:
Research and development	1,115	12.0	1,221	11.6	(106)	(8.7)
Selling, general and administrative	665	7.2	745	7.1	(80)	(10.7)
Employee termination, asset impairment, and other charges	66	0.7	100	1.0	(34)	(34.0)
Total operating expenses	1,846	19.9	2,066	19.6	(220)	(10.6)
Operating income	862	9.3	1,860	17.7	(998)	(53.7)
Interest and other income (expense):
Interest income	30	0.3	30	0.3	—	—
Interest expense	(234)	(2.5)	(402)	(3.8)	168	(41.8)
Other income (expense), net	6	0.1	(4)	—	10	(250.0)
Total interest and other expense, net	(198)	(2.1)	(376)	(3.6)	178	(47.3)
Income before taxes	664	7.2	1,484	14.1	(820)	(55.3)
Income tax expense	640	6.9	1,626	15.5	(986)	(60.6)
Net income (loss)	$24	0.3	$(142)	(1.4)	$166	(116.9)

(1)	Percentages may not total due to rounding.

The following table sets forth, for the periods presented, summary information regarding our revenue(1):

	Three Months Ended		Six Months Ended
	December 28, 2018	December 29, 2017	December 28, 2018	December 29, 2017
	(in millions, except percentages)
Revenue by End Market
Client Devices	$2,214	$2,647	$4,864	$5,323
Data Center Devices & Solutions	1,074	1,434	2,520	2,803
Client Solutions	945	1,255	1,877	2,391
Total Revenue	$4,233	$5,336	$9,261	$10,517

Revenue by Geography (%)
Americas	24%	25%	25%	26%
Europe, Middle East and Africa	19	19	18	18
Asia	57	56	57	56

(1)	Prior year information is presented in accordance with the accounting guidance in effect during that period and has not been updated for Topic 606.

Net Revenue and Gross Margin

Net Revenue. The decrease in net revenue in the three months ended December 28, 2018 from the comparable period of the prior year was primarily driven by lower average selling prices per gigabyte for flash-based products and lower sales of client compute HDD, capacity enterprise HDD and performance enterprise HDD products. Client Devices revenue decreased 16.4% year over year, primarily driven by a reduction in client compute HDD and flash-based mobile products, partially offset by higher revenue in client SSD. Our revenue for Data Center Devices and Solutions decreased 25.1% year over year, primarily driven by lower sales of enterprise SSD, capacity enterprise HDD and performance enterprise HDD products. Client Solutions revenue decreased 24.7% year over year, primarily driven by lower sales of retail HDD and lower average selling prices per gigabyte of flash-based products.

The decrease in net revenue for the six months ended December 28, 2018, compared to the same period in the prior year, is primarily due to lower average selling prices per gigabyte for flash-based products and lower sales of client compute HDD, enterprise SSD and performance enterprise HDD products, partially offset by higher sales of capacity enterprise HDD, flash-based mobile products and client SSD. Client Devices revenue for the six months ended December 28, 2018 decreased 8.6% year over year, primarily driven by lower sales of client compute HDD products, partially offset by stronger sales in the first quarter of flash-based mobile products and client SSD. Our revenue for Data Center Devices and Solutions for the six months ended December 28, 2018 decreased 10.1% year over year, driven primarily by lower sales of our enterprise SSDs and performance enterprise HDDs, partially offset by higher sales of capacity enterprise HDDs. Client Solutions revenue for the six months ended December 28, 2018 decreased 21.5% year over year, primarily driven by lower sales of retail HDD and lower average selling prices per gigabyte of flash-based products.

Our top 10 customers accounted for 47% of our net revenue for the three and six months ended December 28, 2018, respectively, and 42% and 41% of our net revenue for the three and six months ended December 29, 2017, respectively. For the three and six months ended December 28, 2018 and December 29, 2017, no single customer accounted for 10% or more of our net revenue.

Changes in the net revenue by geography generally reflect normal fluctuations in market demand and competitive dynamics.

Consistent with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. For the three and six months ended December 28, 2018, these programs represented 16% and 14% of gross revenues, respectively. For the three and six months ended December 29, 2017, these programs represented 12% and 13% of gross revenues, respectively. The amounts attributed to our sales incentive and marketing programs generally vary according to several factors including industry conditions, list pricing strategies, seasonal demand, competitor actions, channel mix and overall availability of products. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue.

Gross Profit and Gross Margin. The decreases in gross profit for the three and six months ended December 28, 2018 from the comparable periods in the prior year were primarily due to the lower average selling prices per gigabyte for flash-based products and the flash manufacturing underutilization charge recorded in the three months ended December 28, 2018. Gross profit and gross margin include amortization expense on acquired intangible assets, stock-based compensation, a flash manufacturing underutilization charge, and charges related to the implementation of cost-saving initiatives and other charges, which aggregated $283 million, or 6.7%, of revenue, compared to $293 million, or 5.5%, of revenue, for the three months ended December 28, 2018 and December 29, 2017, respectively, and $530 million, or 5.7%, of revenue, compared to $572 million, or 5.4%, of revenue, for the six months ended December 28, 2018 and December 29, 2017, respectively. Including the $49 million recognized through December 28, 2018, we expect gross margins to be negatively impacted by flash manufacturing underutilization charges to be recorded in cost of revenue in the range of $250 million to $300 million with the substantial majority expected to be recognized by the end of the fiscal year.

Operating Expenses

The decreases in research and development (“R&D”) expense for both the three and six months ended December 28, 2018 from the same periods in the prior year are primarily due to lower variable compensation expense and lower stock-based compensation expenses.

The decreases in selling, general and administrative (“SG&A”) expense for both the three and six months ended December 28, 2018 from the same periods in the prior year are primarily due to lower variable compensation expense. In addition, we had lower charges related to stock-based compensation expenses, amortization expense on acquired intangible assets, charges related to the implementation of cost-saving initiatives, acquisition-related charges and other charges which aggregated to $68 million for the three months ended December 28, 2018 compared to $97 million for the three months ended December 29, 2017 and aggregated to $141 million for the six months ended December 28, 2018 compared to $187 million in the six months ended December 29, 2017.

Employee termination, asset impairment and other charges primarily related to actions associated with the realignment of our business. For additional information regarding employee termination, asset impairment and other charges, see Part I, Item 1, Note 13, Employee Termination, Asset Impairment and Other Charges, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q.

Interest and Other Income (Expense)

The decreases in total interest and other expense, net for both the three and six months ended December 28, 2018 are primarily due to lower interest expense resulting from reductions in the principal amount of debt and lower interest rates as a result of changes to our debt facilities in the third and fourth quarters of fiscal 2018, partially offset by increases in the LIBOR interest rate.

Income Tax Expense

The following table sets forth income tax information from our Condensed Consolidated Statements of Operations by dollar and effective tax rate:

	December 28, 2018	December 29, 2017
	(in millions, except percentages)
Income before taxes	$81	$774
Income tax expense	568	1,597
Effective tax rate	701%	206%

The Tax Cuts and Jobs Act (the “2017 Act”), enacted on December 22, 2017, includes a broad range of tax reform proposals affecting businesses, including a reduction in the U.S. federal corporate tax rate from 35% to 21%, a one-time mandatory deemed repatriation tax on earnings of certain foreign subsidiaries that were previously tax deferred and the creation of new taxes on certain foreign earnings.

When initially accounting for the tax effects of the enactment of the 2017 Act, we applied the applicable Securities and Exchange Commission (“SEC”) guidance and made a reasonable estimate of the effects on our existing deferred tax balances and the one-time mandatory deemed repatriation tax required by the 2017 Act. As we finalized the accounting for the tax effects of the enactment of the 2017 Act during the one-year measurement period permitted by applicable SEC guidance, we reflected adjustments to the recorded provisional amounts. As of December 28, 2018, we completed our accounting for the tax effects of the enactment of the 2017 Act. Although the U.S. Treasury and the Internal Revenue Service (“IRS”) have issued tax guidance on certain provisions of the 2017 Act since the enactment date, we anticipate the issuance of future additional regulatory and interpretive guidance, even though the one-year measurement period has ended. Although we were able to apply a reasonable interpretation of the law along with any available guidance in finalizing our accounting for the tax effects of the 2017 Act, such future additional regulatory or interpretive guidance would constitute new information which may require further refinements to our estimates in future periods.

The primary driver of the difference between the effective tax rate for the three and six months ended December 28, 2018 and the U.S. Federal statutory rate of 21% is the discrete effect of the finalization of the accounting for the tax effects of the enactment of the 2017 Act. For the three months ended December 28, 2018, these discrete effects consist of $230 million related to the mandatory deemed repatriation tax and $134 million related to the decision to change our indefinite reinvestment assertion. For the six months ended December 28, 2018, these discrete effects consist of $178 million related to the mandatory deemed repatriation tax and $144 million related to the decision to change our indefinite reinvestment assertion. For both periods, the remaining difference is attributable primarily to the changes in the relative mix of our U.S. earnings compared to foreign earnings.

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

Our future effective tax rate is subject to future regulatory developments and changes in the mix of our U.S. earnings compared to foreign earnings. Our total tax expense in future fiscal years may also vary as a result of discrete items such as excess tax benefits or deficiencies.

For additional information regarding income tax expense (benefit), see Part I, Item 1, Note 11, Income Tax Expense, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q.

Liquidity and Capital Resources

The following table summarizes our statements of cash flows:

	Six months ended
	December 28, 2018	December 29, 2017
	(in millions)
Net cash provided by (used in):
Operating activities	$1,174	$2,315
Investing activities	(725)	(1,007)
Financing activities	(1,438)	(1,391)
Effect of exchange rate changes on cash	(3)	1
Net decrease in cash and cash equivalents	$(992)	$(82)

We believe our cash, cash equivalents and cash generated from operations as well as our available credit facilities will be sufficient to meet our working capital, debt, stock repurchases, dividend and capital expenditure needs for at least the next twelve months. Our ability to sustain our working capital position is subject to a number of risks that we discuss in Part II, Item 1A, Risk Factors, in this Quarterly Report on Form 10‑Q. See also “Debt” below for information regarding the credit agreement governing our revolving credit facility and term loans (as amended, the “Credit Agreement”).

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

A total of $2.68 billion and $4.15 billion of our cash and cash equivalents was held outside of the U.S. as of December 28, 2018 and June 29, 2018, respectively. As of December 28, 2018, we finalized the accounting for the tax effects of the mandatory deemed repatriation tax on our indefinite reinvestment assertion. After re-evaluating the existing short- and long-term capital allocation polices, we intend to repatriate all of our foreign undistributed earnings. Accordingly, during the six months ended December 28, 2018, we included a foreign income tax expense of $242 million related to foreign withholding taxes partially offset by foreign tax credits of $82 million. In addition, a state income tax expense of $54 million was recorded, partially offset by a decrease to our valuation allowance of $45 million. Amounts related to federal taxes other than the repatriation tax were not material. Our decision to change our indefinite reinvestment assertion is based on interpretative guidance issued by the IRS to date related to the ordering and the taxation of a repatriation of our foreign undistributed earnings. For additional information regarding our indefinite reinvestment assertion, see Part I, Item 1, Note 11, Income Tax Expense, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q.

Operating Activities

Cash flow from operating activities primarily consists of net income, adjusted for non-cash charges, plus or minus changes in other operating assets and liabilities. This represents our principal source of cash. Net cash used for changes in other operating assets and liabilities was $298 million for the six months ended December 28, 2018, as compared to net cash provided of $1.27 billion for the six months ended December 29, 2017. The net cash provided by changes in other operating assets and liabilities in the six months ended December 29, 2017 primarily reflects the payable recorded for the mandatory deemed repatriation tax as described in Part I, Item 1, Note 11, Income Tax Expense, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q. Changes in our other operating assets and liabilities are also largely affected by our working capital requirements, which are dependent on the effective management of our cash conversion cycle. Our cash conversion cycle measures how quickly we can convert our products into cash through sales. The cash conversion cycles were as follows:

	Quarter to Date
	December 28, 2018	December 29, 2017
	(in days)
Days sales outstanding	37	35
Days in inventory	98	62
Days payables outstanding	(64)	(59)
Cash conversion cycle	71	38

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

For the three months ended December 28, 2018, DSO increased by 2 days over the prior year, primarily reflecting the timing of shipments and customer collections. DIO increased by 36 days over the prior year, primarily reflecting increases in hard drive inventory in preparation for the planned plant closures in Kuala Lumpur, Malaysia and increases in flash inventory. DPO increased by 5 days over the prior year, primarily reflecting routine variations in timing of purchases and payments during the period.

Investing Activities

During the six months ended December 28, 2018, net cash used in investing activities primarily consisted of $500 million of capital expenditures and a net $196 million increase in notes receivable issuances to Flash Ventures to fund its capital expansion. Net cash used in investing activities for the six months ended December 29, 2017 primarily consisted of $416 million of capital expenditures, a $509 million net increase in notes receivable issuances to and investments in Flash Ventures and $99 million for acquisitions.

Our cash equivalents are primarily invested in money market funds that invest in U.S. Treasury securities and U.S. Government agency securities as well as bank certificates of deposit. In addition, we invest directly in U.S. Treasury securities, U.S. and International Government agency securities, certificates of deposit, asset-backed securities and corporate and municipal notes and bonds.

Financing Activities

During the six months ended December 28, 2018, net cash used in financing activities primarily consisted of $575 million for the repayment of our revolving credit facility and debt, $563 million of share repurchases and $292 million to pay dividends on our common stock. Net cash used in financing activities for the six months ended December 29, 2017 primarily consisted of a net $1.15 billion reduction in debt and $295 million to pay dividends on our common stock.

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

Short and Long-term Liquidity

Contractual Obligations and Commitments

The following is a summary of our known contractual cash obligations and commercial commitments as of December 28, 2018:

	Total	1 Year (Remaining 6 months of 2019)	2-3 Years (2020-2021)	4-5 Years (2022-2023)	More than 5 Years (Beyond 2023)
	(in millions)
Long-term debt, including current portion(1)	$10,800	$107	$517	$6,776	$3,400
Interest on debt	2,137	215	847	731	344
Flash Ventures and other related commitments(2)	6,769	1,968	2,772	1,582	447
Operating leases	170	28	84	39	19
Purchase obligations	2,816	1,777	561	478	—
Mandatory Deemed Repatriation Tax	1,208	—	186	215	807
Total	$23,900	$4,095	$4,967	$9,821	$5,017

(1)	Principal portion of debt, excluding discounts and issuance costs.

(2)
Includes reimbursement for depreciation and lease payments on owned and committed equipment, funding commitments for loans and equity investments and reimbursement for other committed expenses, including R&D. Funding commitments assume no additional operating lease guarantees. Additional operating lease guarantees can reduce funding commitments.

Debt

We had $10.80 billion of debt outstanding as of December 28, 2018, including $7.37 billion of term loans under our Credit Agreement, $2.30 billion of senior unsecured notes due 2024 and $1.10 billion of convertible notes due 2024.

Under the Credit Agreement, we are required to comply with certain financial covenants with respect to the revolving credit facility and Term Loan A-1, which consist of a leverage ratio and an interest coverage ratio. As of December 28, 2018, we were in compliance with all financial covenants under the Credit Agreement.

The financial covenants are based upon a trailing twelve-month Adjusted EBITDA as defined in the Credit Agreement. Our Adjusted EBITDA declined significantly during the three months ended December 28, 2018, and such decline may continue. Sustained deterioration in our operating results could cause our trailing twelve-month Adjusted EBITDA to drop below the threshold required for compliance with our leverage ratio, which could result in an event of default under the Credit Agreement. If an event of default under the Credit Agreement were to occur and if we were not able to obtain a waiver from the required lenders (or if we were not able to obtain such waiver on terms acceptable to us), there could be significant negative consequences for the Company. See Part II, Item 1A, “Risk Factors—Our high level of debt may have an adverse impact on our liquidity, restrict our current and future operations, particularly our ability to respond to business opportunities, and increase our vulnerability to adverse economic and industry conditions” for a discussion of risks related to our level of debt, including the consequences of an event of default thereunder.

Additional information regarding our indebtedness, including information about new borrowings and repayments, increased availability under our revolving credit facility and the principal repayment terms, interest rates, covenants and other key terms of our outstanding indebtedness, is included in Part I, Item 1, Note 7, Debt, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q and Part II, Item 8, Note 6, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10‑K for the year ended June 29, 2018.

Flash Ventures

Flash Ventures sells to and leases back from a consortium of financial institutions a portion of its tools and has entered into equipment lease agreements of which we guarantee half or all of the outstanding obligations under each lease agreement. The lease agreements contain customary covenants for Japanese lease facilities. In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, the lease agreements contain acceleration clauses for certain events of default related to the guarantors, including us. As of December 28, 2018, we were in compliance with all covenants under these Japanese lease facilities. See Part I, Item 1, Note 9, Commitments, Contingencies and Related Parties, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q for information regarding Flash Ventures.

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

Mandatory Deemed Repatriation Tax

The following is a summary of our estimated mandatory deemed repatriation tax obligations that are payable in the following fiscal years (in millions):

Remaining six months of 2019	$—
2020	78
2021	108
2022	108
2023	108
2024	202
2025	268
2026	336
Total	$1,208

The 2017 Act allows for the mandatory deemed repatriation tax of $1.36 billion to be payable over an 8-year period without interest. The payments are due with 8% of the tax to be paid in each of the first five years, 15% in the 6th year, 20% in the 7th year, and 25% in the 8th year. As of December 28, 2018, total payments of $150 million have been made towards the mandatory deemed repatriation tax of $1.36 billion for a remaining net tax liability owed of $1.21 billion. For additional information regarding our estimate of the total tax liability for the mandatory deemed repatriation tax, see Part I, Item 1, Note 11, Income Tax Expense, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q.

Unrecognized Tax Benefits

As of December 28, 2018, the liability for unrecognized tax benefits (excluding accrued interest and penalties) was approximately $690 million. Accrued interest and penalties related to unrecognized tax benefits as of December 28, 2018 was approximately $116 million. Of these amounts, approximately $688 million could result in potential cash payments. We are not able to provide a reasonable estimate of the timing of future tax payments related to these obligations. For additional information regarding our total tax liability for unrecognized tax benefits, see Part I, Item 1, Note 11, Income Tax Expense, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q.

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

Stock Repurchase Program

Our Board of Directors previously authorized $5.00 billion for the repurchase of our common stock. On July 25, 2018, our Board of Directors authorized a new $5.00 billion share repurchase program that is effective through July 25, 2023, replacing all prior programs. For the three months ended December 28, 2018, we did not make any stock repurchases. For the six months ended December 28, 2018, we repurchased 0.8 million shares for a total cost of $61 million under the previous authorization and 7.6 million shares for a total cost of $502 million under the new authorization. Therefore, our stock repurchases under all stock repurchase authorizations in effect for the six months ended December 28, 2018 totaled $563 million. The remaining amount available to be repurchased under our current stock repurchase program as of December 28, 2018 was $4.50 billion. Repurchases under the stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. We expect stock repurchases to be funded principally by operating cash flows.

Cash Dividend

Since the first quarter of 2013, we have issued a quarterly cash dividend. On July 16, 2018, we paid $148 million for a dividend declared in the fourth quarter of fiscal 2018. During the six months ended December 28, 2018, we declared aggregate cash dividends of $1.00 per share on our outstanding common stock totaling $290 million, of which $146 million was paid on January 14, 2019. We may modify, suspend, or cancel our cash dividend policy in any manner and at any time.

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

Disclosure About Foreign Currency Risk

Although the majority of our transactions are in U.S. dollars, some transactions are based in various foreign currencies. We purchase short-term, foreign exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, liabilities and commitments for product costs and operating expenses denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on our results of operations. Substantially all of the contract maturity dates do not exceed 12 months. We do not purchase foreign exchange contracts for speculative or trading purposes. For additional information, see Part I, Item 1, Note 5, Fair Value Measurements and Investments and Note 6, Derivative Instruments and Hedging Activities, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q.

As of December 28, 2018, we had outstanding the foreign exchange contracts presented in the following table. The designated foreign exchange contracts are entered to protect the U.S. dollar value of our product cost and operating expenses. Changes in fair values of the non-designated foreign exchange contracts are recognized in other income (expense), net and are largely offset by corresponding changes in the fair values of the foreign currency denominated monetary assets and liabilities.

	Contract Amount	Weighted-Average Contract Rate (1)	Mark to Market Unrealized Gain (Loss)
	(in millions, except weighted-average contract rate)
Designated Hedges (cash flow hedges):
Japanese yen	$955	111.46	$19
Malaysian ringgit	95	4.17	—
Philippine peso	33	53.37	—
Thai baht	112	32.67	1
Total designated forward contracts	$1,195		$20
Non-Designated Hedges:
British pound sterling	$6	0.78	$—
Euro	187	0.87	—
Japanese yen	2,320	110.37	(17)
Malaysian ringgit	312	4.16	—
Philippine peso	66	52.54	—
Thai baht	212	32.62
Total non-designated forward contracts	$3,103		$(17)

(1)	Expressed in units of foreign currency per U.S. dollar.

During the six months ended December 28, 2018 and December 29, 2017, total net realized and unrealized transaction and foreign exchange contract currency gains and losses were not material to our Condensed Consolidated Financial Statements.

Notwithstanding our efforts to mitigate some foreign exchange risks, we do not hedge all of our foreign currency exposures, and there can be no assurance that our mitigating activities related to the exposures that we hedge will adequately protect us against risks associated with foreign currency fluctuations.

Disclosure About Other Market Risks

Variable Interest Rate Risk

Borrowings under our revolving credit facility and our term loan A-1 due 2023 bear interest at a rate per annum, at our option, of either an adjusted London Interbank Offered Rate (“LIBOR”) (subject to a 0.0% floor) plus an applicable margin varying from 1.125% to 2.000% or a base rate plus an applicable margin varying from 0.125% to 1.000%, in each case depending on our corporate credit ratings. As of December 28, 2018, the applicable margin based on our current credit ratings was 1.5%. Borrowings under our U.S. Term Loan B-4 due 2023 bear interest at a rate per annum, at our option, of either an adjusted LIBOR (subject to a 0.0% floor) plus a margin of 1.75% or a base rate plus a margin of 0.75%.

We have generally held a balance of fixed and variable rate debt. At December 28, 2018, 68% of the par value of our debt was at variable rates. We previously entered into pay-fixed interest rate swaps, which effectively converts $1.00 billion of our term loans to fixed rates through May 2020 and an incremental $1.00 billion through April 2023. In January 2019, we entered into an additional pay-fixed interest rate swap agreement to convert $1.00 billion of our term loans to fixed rates from May 2020 through April 2023. This new interest rate swap agreement, along with our previously existing interest rate swap agreements, effectively converts $2.00 billion of our term loans to fixed rates through 2023. As of December 28, 2018, we had $7.37 billion of variable rate debt. After giving effect to the $2.00 billion of interest rate swaps, we effectively had $5.37 billion of long-term debt subject to variations in interest rates and a one percent increase in the variable rate of interest would increase annual interest expense by $54 million.

For additional information regarding our indebtedness, see Part I, Item 1, Note 7, Debt, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q and Part II, Item 8, Note 6, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10‑K for the year ended June 29, 2018.

Item 4.	Controls and Procedures

As required by Rule 13a-15(b) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

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

Adverse global economic conditions and uncertain conditions in the credit market have had, and in the future could have, a significant adverse effect on our company and on the storage industry as a whole. Several factors contribute to these conditions and this uncertainty, including, but not limited to, volatility in the equity, credit and other financial markets and real estate markets, slower growth in certain geographic regions, lower levels of consumer liquidity, risk of default on sovereign debt, higher interest rates, materials and component cost increases, political uncertainty and other macroeconomic factors, such as trade and tariff actions announced by the U.S., China and other countries and the referendum by British voters to exit the European Union, commonly referred to as “Brexit,” and changes to policies, rules and regulations, such as potential U.S. export control reform, including with respect to emerging and foundational technology. Some of the risks and uncertainties we face as a result of these conditions include, but are not limited to, the following:

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

In June 2018, Toshiba Corporation announced it had completed the sale of TMC, including its interests in Flash Ventures, to a consortium led by SK hynix Inc. and Bain Capital (the “Bain Consortium”) that includes other competitors, as well as key customers. The sale of TMC to the Bain Consortium could lead to delays in decision-making, disputes, or changes in strategic direction that could adversely impact Flash Ventures and/or adversely affect our business prospects, results of operations and financial condition. The Bain Consortium might not have the same interest that we do in protecting and growing Flash Ventures’ business and there may exist conflicts of interest between the Bain Consortium and Flash Ventures or us. Misalignment between us and TMC or the Bain Consortium on the strategic direction of Flash Ventures could adversely impact Flash Ventures’ ability to stay at the forefront of technological advancement and/or our investment in Flash Ventures. Flash Ventures’ competitiveness and/or our investment in Flash Ventures could also be harmed by a mishandling or misuse of IP or other competitively sensitive confidential information regarding Flash Ventures, such as its technology roadmap, business or investment plans, by a third party that might gain access to such information.

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

In July 2018, TMC announced that it was starting construction of a new wafer fabrication facility for the manufacture of 3D NAND in Kitakami, Iwate, Japan. Although we intend to enter into agreements with TMC in due course to participate in the new Kitakami facility, there is no certainty as to when, and on what terms, we will do so. If we are unable to extend our partnership with TMC to the Kitakami facility on favorable terms, our future supply of captive flash-based memory could be adversely impacted, which could adversely affect our long-term business and financial results.

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

Additionally, some of our competitors offer products and technologies that we do not offer and may be able to use their broader product and technology portfolio to win sales from us. Our ASPs and gross margins also tend to decline when there is a shift in the mix of product sales, and sales of lower priced products increase relative to those of higher priced products. Further, we face potential gross margin pressures resulting from our ASPs declining more rapidly than our cost of revenue. Rapid technological changes often reduce the volume and profitability of sales of existing products and increase the risk of inventory obsolescence. Finally, the data storage industry as a whole has experienced consolidation over the past several years through acquisitions, mergers and decisions by industry players to exit the industry. Further consolidation across the industry could enhance the capacity, abilities and resources and lower the cost structure of some of our competitors, causing us to be at a competitive disadvantage. These factors, along with others, may also result in significant shifts in market share among the industry’s major participants, including a substantial decrease in our market share, all of which could adversely impact our operating results and financial condition.

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

Increases in the cost for certain critical materials and components and oil may increase our costs of manufacturing and transporting our products and key components and may result in lower operating margins if we are unable to pass these increased costs on to our customers. Shortages of critical components such as DRAM, flash-based memory and multi-layer ceramic capacitors (MLCC), or materials such as glass substrates, stainless steel, aluminum, nickel, neodymium, ruthenium, platinum or cerium, may increase our costs and may result in lower operating margins if we are unable to find ways to mitigate these increased costs. We or our suppliers acquire certain precious metals and rare earth metals like ruthenium, platinum, neodymium and cerium, which are critical to the manufacture of components in our products from a number of countries, including the People’s Republic of China. The government of China has imposed restrictions (such as trade and tariff actions) and China or other nations may impose other restrictions, quotas or embargoes upon these metals that would restrict the worldwide supply of such metals or increase their cost, both of which could negatively impact our operating results until alternative suppliers are sourced. Furthermore, if other high volume industries increase their demand for materials or components used in our products, our costs may further increase, which could have an adverse effect on our operating margins. In addition, shortages in other components and materials used in our customers’ products could result in a decrease in demand for our products, which would negatively impact our operating results.

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

•
trade restrictions, such as export controls, export bans, embargos, sanctions and license and certification requirements (including on encryption technology), new or increased tariffs and fees and complex customs regulations;

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

As a result of these risks, our business, results of operations or financial condition could be adversely affected. Some of these risks, such as trade restrictions, higher tariffs and fees, import and export restrictions or loss of favorable tax treatment under agreements or treaties with foreign tax authorities, could increase as a result of changes to trade agreements, policies, rules and regulations. For example, beginning in early 2018, the U.S. commenced certain trade actions, including proposed new and increased tariffs on an evolving list of imported materials and products. Countries have responded to these actions in various ways, including proposed tariff increases on products imported from the U.S. We cannot predict whether, or to what extent, there may be changes to international trade agreements or whether tariffs, export controls, or other restrictions may be changed or imposed on our products, our customers or our supply chain. Such tariffs, policy or regulatory changes, international trade agreements or trade restrictions have in the past adversely affected and may in the future adversely affect our ability to sell to certain customers or could increase our cost of doing business, which could adversely affect our operating results and financial condition.

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

We seek to be an industry-leading developer, manufacturer and provider of innovative storage solutions, balancing our core hard drive and flash memory business with growing investments in newer areas that we believe will provide us with higher growth opportunities. Acquisitions of, investment opportunities in, or other significant transactions with companies that are complementary to our business are a key part of our overall business strategy. In order to pursue this part of our growth strategy successfully, we must continue to identify attractive acquisition or investment opportunities, successfully complete the transactions, some of which may be large and complex, and manage post-closing issues such as integration of the acquired company or employees. We may not be able to continue to identify or complete appealing acquisition or investment opportunities given the intense competition for these transactions. We are also subject to certain covenants in our debt agreements that place limits on our ability to complete acquisitions and investments. Even if we identify and complete suitable corporate transactions, we may not be able to successfully address any integration challenges in a timely manner, or at all. Failing to successfully integrate or realign our business to take advantage of efficiencies or reduce redundancies of an acquisition may result in not realizing all or any of the anticipated benefits of the acquisition. In addition, failing to achieve the financial model projections for an acquisition or changes in technology development and related roadmaps following an acquisition may result in the incurrence of impairment charges and other expenses, both of which could adversely impact our results of operations or financial condition. Acquisitions and investments may also result in the issuance of equity securities that may be dilutive to our shareholders and the issuance of additional indebtedness that would put additional pressure on liquidity. Furthermore, we may agree to provide continuing service obligations or enter into other agreements in order to obtain certain regulatory approvals of our corporate transactions, and failure to satisfy these additional obligations could result in our failing to obtain regulatory approvals or the imposition of additional obligations on us, any of which could adversely affect our business, financial condition and results of operations. In addition, new legislation or additional regulations may affect or impair our ability to invest with or in certain other countries or require us to obtain regulatory approvals to do so, including investments in joint ventures, minority investments and outbound technology transfers to certain countries

Any cost saving initiatives or restructurings that we undertake may not deliver the results we expect, which may adversely affect our business.

From time to time, we engage in cost saving initiatives and restructurings that may result in workforce reduction and consolidation of our manufacturing or other facilities. As a result of any cost saving initiatives or restructurings, we may experience a loss of continuity, loss of accumulated knowledge, disruptions to our operations and inefficiency during transitional periods. These actions could also impact employee retention. In addition, we cannot be sure that these actions will be as successful in reducing our overall expenses as we expect or that additional costs will not offset any such reductions or consolidations. If our operating costs are higher than we expect or if we do not maintain adequate control of our costs and expenses, our operating results could be adversely affected.

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

As of December 28, 2018, our total indebtedness was $10.80 billion in aggregate principal, and we had $2.25 billion of additional borrowing availability under our revolving credit facility.

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

Our ability to meet the debt service obligations and to comply with the financial and other restrictive covenants contained in our debt agreements will depend on our cash flows and future performance, which will be affected by financial, business, economic and other factors. Our bank debt also contains a variable interest rate component based on our corporate credit ratings, which could result in increased interest rates and debt service obligations if our ratings were to decline. If we are unable to meet our debt service obligations or should we fail to comply with our financial and other restrictive covenants contained in the agreements governing our indebtedness, it could result in an event of default under the applicable indebtedness. We may be unable to cure, or obtain a waiver of, an event of default or otherwise amend our debt agreements to prevent an event of default thereunder on terms acceptable to us or at all. In that event, the debt holders could accelerate the related debt, which may result in the cross-acceleration or cross-default of other debt, leases or other obligations. If we are required to repay our indebtedness before the applicable due dates, we may not have sufficient funds available and we may be required to refinance all or part of our debt, sell important strategic assets at unfavorable prices, incur additional indebtedness or issue common stock or other equity securities, which we may be unable to do on terms acceptable to us, in amounts sufficient to meet our needs or at all. Our inability to service our debt obligations or refinance our debt could have a material adverse effect on our business, operating results and financial condition. Further, if we are unable to repay, refinance or restructure our secured indebtedness, the holder of such debt could proceed against the collateral securing that indebtedness. Refinancing our indebtedness may also require us to expense previous debt issuance costs or to incur new debt issuance costs.

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

Our credit agreement uses LIBOR as a reference rate for our term loans and revolving credit facility, such that the interest rate applicable to such loans may, at our option, be calculated based on LIBOR. In July 2017, the U. K.’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. The U.S. Federal Reserve has begun publishing a Secured Overnight Funding Rate (“SOFR”), which is intended to replace U.S. dollar LIBOR. Plans for alternative reference rates for other currencies have also been announced. At this time, we cannot predict how markets will respond to these proposed alternative rates or the effect of any changes to LIBOR or the discontinuation of LIBOR. If LIBOR is no longer available or if our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows.

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

On December 22, 2017, the President of the United States of America signed the Tax Cuts and Jobs Act (the “2017 Act”), which includes a broad range of tax reform proposals affecting businesses, including a reduction in the U.S. federal corporate tax rate from 35% to 21%, a one-time mandatory deemed repatriation tax on earnings of certain foreign subsidiaries that were previously tax deferred, and a new minimum tax on certain foreign earnings. The 2017 Act significantly impacted our effective tax rate for fiscal year 2018 and also impacted our effective tax rate for the first and second quarters of fiscal 2019. Taxes due over a period of time as a result of the 2017 Act could be accelerated upon certain triggering events, including failure to pay such taxes when due. We have completed our analysis of the impact of the 2017 Act within the one-year measurement period allowed by the Securities and Exchange Commission. However, we may see future regulatory, administrative or legislative guidance which may further impact our effective tax rate.

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

We experience cyber attacks of varying degrees on our technology infrastructure and systems and, as a result, unauthorized parties have obtained in the past, and may in the future obtain, access to our computer systems and networks, including cloud-based platforms. The technology infrastructure and systems of our suppliers, vendors, service providers, cloud solution providers and partners have in the past experienced and may in the future experience such attacks. Cyber attacks can include computer viruses, computer denial-of-service attacks, worms, and other malicious software programs or other attacks, covert introduction of malware to computers and networks, impersonation of authorized users, and efforts to discover and exploit any design flaws, bugs, security vulnerabilities or security weaknesses, as well as intentional or unintentional acts by employees or other insiders with access privileges, intentional acts of vandalism by third parties and sabotage. In some instances, efforts to correct vulnerabilities or prevent attacks may reduce the performance of our computer systems and networks, which could negatively impact our business. We believe cyber attack attempts are increasing in number and that cyber attackers are developing increasingly sophisticated systems and means to not only attack systems, but also to evade detection or to obscure their activities. Our products are also targets for cyber attacks, including those products utilized in cloud-based environments as well as our cloud service offerings. While some of our products contain encryption or security algorithms to protect third-party content or user-generated data stored on our products, these products could still be hacked or the encryption schemes could be compromised, breached, or circumvented by motivated and sophisticated attackers. We have agreed with certain customers and strategic partners, including TMC, to undertake certain commitments to promote information security, and we may be liable to TMC or such other parties if we fail to meet our cyber security commitments.

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

During the three months ended December 28, 2018, 47% of our revenue came from sales to our top 10 customers. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, often resulting in the allocation of risk to us as the supplier. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, if our sales to a key customer are prohibited by law, regulation or other government action, if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, if a customer is acquired by one of our competitors or if a key customer suffers financial hardship, our operating results and financial condition would likely be harmed.

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

We are subject to laws, rules, and regulations in the U.S. and other countries relating to the collection, use, and security of third-party data including data that relates to or identifies an individual person. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, and among us, our subsidiaries and other parties with which we have commercial relations. Our possession and use of third-party data, including personal data and employee data in conducting our business, subjects us to legal and regulatory burdens that may require us to notify vendors, customers or employees or other parties with which we have commercial relations of a data security breach and to respond to regulatory inquiries and to enforcement proceedings. Global privacy and data protection legislation, enforcement, and policy activity in this area are rapidly expanding and evolving, and may be inconsistent from jurisdiction to jurisdiction. Compliance requirements and even our inadvertent failure to comply with applicable laws may cause us to incur substantial costs, subject us to proceedings by governmental entities or others, and cause us to incur penalties or other significant legal liability, or lead us to change our business practices.

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

Flash Ventures sells to and leases back from a consortium of financial institutions (“lessors”) a portion of its equipment and Flash Ventures has entered into equipment lease agreements, most of which we and TMC each guarantee half of the total outstanding obligations and some of which we guarantee in full for our share of the Flash Ventures investment. As of December 28, 2018, the portion of outstanding Flash Ventures’ lease obligations covered by our guarantees totaled approximately $1.31 billion, based upon the Japanese yen to U.S. dollar exchange rate at December 28, 2018. The equipment lease agreements contain covenants and cancellation events that are customary for Japanese lease facilities and that relate to Flash Ventures and each of the guarantors. Cancellation events relating to the guarantors include, among other things, an assignment of all or a substantial part of a guarantor’s business, a bankruptcy event involving a guarantor and acceleration of other monetary debts of a guarantor above a specified threshold.

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

Because we manufacture and sell our products abroad, our revenue, cost of revenue, margins, operating costs and cash flows are impacted by fluctuations in foreign currency exchange rates. If the U.S. dollar exhibits sustained weakness against most foreign currencies, the U.S. dollar equivalents of unhedged manufacturing costs could increase because a significant portion of our production costs are foreign-currency denominated. Conversely, there would not be an offsetting impact to revenues since revenues are substantially U.S. dollar denominated. Additionally, we negotiate and procure some of our component requirements in U.S. dollars from non-U.S. based vendors. If the U.S. dollar weakens against other foreign currencies, some of our component suppliers may increase the price they charge for their components in order to maintain an equivalent profit margin. In addition, our purchases of flash-based memory from Flash Ventures and our investment in Flash Ventures are denominated in Japanese yen. If the Japanese yen appreciates against the U.S. dollar, our cost of purchasing flash-based memory wafers and the cost to us of future capital funding of Flash Ventures would increase, which could negatively impact our operating results. If any of these events occur, they would have a negative impact on our operating results.

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

Further, a sustained decline in our stock price or market capitalization are among the factors that may be considered a change in circumstances indicating that the carrying value of our long-lived assets or goodwill may be impaired and, if an impairment review is triggered, could require us to record a significant charge to earnings in our Consolidated Financial Statements.

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

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the quarter ended December 28, 2018.

Issuer Purchases of Equity Securities

There were no repurchases of shares of our common stock during the quarter ended December 28, 2018.

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
2.1
Agreement and Plan of Merger, dated as of October 21, 2015, among Western Digital Corporation, Schrader Acquisition Corporation and SanDisk Corporation (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on October 26, 2015)±

3.1
Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 8, 2006)

3.2
Amended and Restated By-Laws of Western Digital Corporation, as amended effective as of May 2, 2018 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on May 7, 2018)

10.1
Western Digital Corporation Amended and Restated 2017 Performance Incentive Plan (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on November 7, 2018)*

10.2
Western Digital Corporation Amended and Restated 2005 Employee Stock Purchase Plan (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on November 7, 2018)*

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
Dated: February 4, 2019