Form 10-Q
period 2019-03-29
WESTERN DIGITAL CORP
filed 2019-05-07
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2019
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-8703

WESTERN DIGITAL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0956711
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5601 Great Oaks Parkway San Jose, California	95119
(Address of principal executive offices)	(Zip Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $.01 Par Value Per Share	WDC	The Nasdaq Stock Market LLC
(Nasdaq Global Select Market)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of the close of business on April 30, 2019, 292,997,704 shares of common stock, par value $0.01 per share, were outstanding.

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

Western Digital, the Western Digital logo, G-Technology, SanDisk and WD are registered trademarks or trademarks of Western Digital or its affiliates in the U.S. and/or other countries. All other trademarks, registered trademarks and/or service marks, indicated or otherwise, are the property of their respective owners.

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

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	March 29, 2019	June 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$3,682	$5,005
Accounts receivable, net	1,223	2,197
Inventories	3,440	2,944
Other current assets	557	492
Total current assets	8,902	10,638
Property, plant and equipment, net	3,031	3,095
Notes receivable and investments in Flash Ventures	2,403	2,105
Goodwill	10,075	10,075
Other intangible assets, net	1,918	2,680
Other non-current assets	584	642
Total assets	$26,913	$29,235
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,577	$2,265
Accounts payable to related parties	312	259
Accrued expenses	1,645	1,274
Accrued compensation	402	479
Current portion of long-term debt	276	179
Total current liabilities	4,212	4,456
Long-term debt	10,309	10,993
Other liabilities	2,178	2,255
Total liabilities	16,699	17,704
Commitments and contingencies (Notes 7, 9, 11 and 14)
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized — 5 shares; issued and outstanding — none	—	—
Common stock, $0.01 par value; authorized — 450 shares; issued — 312 shares; outstanding — 293 shares and 296 shares, respectively	3	3
Additional paid-in capital	3,891	4,254
Accumulated other comprehensive loss	(55)	(39)
Retained earnings	7,799	8,757
Treasury stock — common shares at cost; 19 shares and 16 shares, respectively	(1,424)	(1,444)
Total shareholders’ equity	10,214	11,531
Total liabilities and shareholders’ equity	$26,913	$29,235

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Revenue, net	$3,674	$5,013	$12,935	$15,530
Cost of revenue	3,095	3,086	9,648	9,677
Gross profit	579	1,927	3,287	5,853
Operating expenses:
Research and development	544	602	1,659	1,823
Selling, general and administrative	353	376	1,018	1,121
Employee termination, asset impairment, and other charges	76	35	142	135
Total operating expenses	973	1,013	2,819	3,079
Operating income (loss)	(394)	914	468	2,774
Interest and other income (expense):
Interest income	13	16	43	46
Interest expense	(118)	(160)	(352)	(562)
Other income (expense), net	22	(898)	28	(902)
Total interest and other expense, net	(83)	(1,042)	(281)	(1,418)
Income (loss) before taxes	(477)	(128)	187	1,356
Income tax expense (benefit)	104	(189)	744	1,437
Net income (loss)	$(581)	$61	$(557)	$(81)

Income (loss) per common share
Basic	$(1.99)	$0.20	$(1.91)	$(0.27)
Diluted	$(1.99)	$0.20	$(1.91)	$(0.27)
Weighted average shares outstanding:
Basic	292	298	291	296
Diluted	292	308	291	296

Cash dividends declared per share	$0.50	$0.50	$1.50	$1.50

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Net income (loss)	$(581)	$61	$(557)	$(81)
Other comprehensive income (loss), before tax:
Actuarial pension gain	—	1	1	1
Foreign currency translation adjustment	(2)	76	(8)	78
Net unrealized gain (loss) on derivative contracts and available-for-sale securities	(24)	18	(18)	31
Total other comprehensive income (loss), before tax	(26)	95	(25)	110
Income tax benefit (expense) related to items of other comprehensive income (loss), before tax	6	(3)	9	(6)
Other comprehensive income (loss), net of tax	(20)	92	(16)	104
Total comprehensive income (loss)	$(601)	$153	$(573)	$23

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	March 29, 2019	March 30, 2018
Cash flows from operating activities
Net loss	$(557)	$(81)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	1,396	1,567
Stock-based compensation	242	299
Deferred income taxes	253	(336)
Loss on disposal of assets	4	16
Write-off of issuance costs and amortization of debt discounts	28	208
Cash premium on extinguishment of debt	—	720
Non-cash portion of employee termination, asset impairment and other charges	—	16
Other non-cash operating activities, net	19	(15)
Changes in:
Accounts receivable, net	975	(58)
Inventories	(496)	(324)
Accounts payable	(549)	(41)
Accounts payable to related parties	53	76
Accrued expenses	373	(89)
Accrued compensation	(78)	2
Other assets and liabilities, net	(285)	1,382
Net cash provided by operating activities	1,378	3,342
Cash flows from investing activities
Purchases of property, plant and equipment	(722)	(643)
Proceeds from the sale of property, plant and equipment	3	24
Acquisitions, net of cash acquired	—	(99)
Purchases of investments	(69)	(66)
Proceeds from sale of investments	49	39
Proceeds from maturities of investments	7	16
Notes receivable issuances to Flash Ventures	(858)	(1,015)
Notes receivable proceeds from Flash Ventures	570	308
Strategic investments and other, net	(22)	30
Net cash used in investing activities	(1,042)	(1,406)
Cash flows from financing activities
Issuance of stock under employee stock plans	66	146
Taxes paid on vested stock awards under employee stock plans	(109)	(164)
Repurchases of common stock	(563)	(155)
Dividends paid to shareholders	(438)	(443)
Settlement of debt hedge contracts	—	28
Proceeds from (repayment of) revolving credit facility	(500)	500
Repayment of debt	(113)	(14,581)
Proceeds from debt	—	11,384
Debt issuance costs	—	(52)
Net cash used in financing activities	(1,657)	(3,337)
Effect of exchange rate changes on cash	(2)	10
Net decrease in cash and cash equivalents	(1,323)	(1,391)
Cash and cash equivalents, beginning of year	5,005	6,354
Cash and cash equivalents, end of period	$3,682	$4,963
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$323	$177
Cash paid for interest	$355	$633

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 29, 2018	312	$3	(16)	$(1,444)	$4,254	$(39)	$8,757	$11,531
Net income	—	—	—	—	—	—	511	511
Employee stock plans	—	—	1	198	(256)	—	—	(58)
Adoption of New Accounting Standards	—	—	—	—	—	—	56	56
Stock-based compensation	—	—		—	79	—	—	79
Repurchases of common stock	—	—	(8)	(563)	—	—	—	(563)
Dividends to shareholders	—	—	—	—	8	—	(152)	(144)
Foreign currency translation adjustment	—	—	—	—	—	(37)	—	(37)
Balance at September 28, 2018	312	$3	(23)	$(1,809)	$4,085	$(76)	$9,172	$11,375
Net loss	—	—	—	—	—	—	(487)	(487)
Employee stock plans	—	—	2	159	(109)	—	—	50
Stock-based compensation	—	—	—	—	79	—	—	79
Dividends to shareholders	—	—	—	—	7	—	(153)	(146)
Actuarial pension gain	—	—	—	—	—	1	—	1
Foreign currency translation adjustment	—	—	—	—	—	29	—	29
Net unrealized gain on derivative contracts	—	—	—	—	—	11	—	11
Balance at December 28, 2018	312	$3	(21)	$(1,650)	$4,062	$(35)	$8,532	$10,912
Net loss	—	—	—	—	—	—	(581)	(581)
Employee stock plans	—	—	2	226	(261)	—	—	(35)
Stock-based compensation	—	—	—	—	84	—	—	84
Dividends to shareholders	—	—	—	—	6	—	(152)	(146)
Foreign currency translation adjustment	—	—	—	—	—	(1)	—	(1)
Net unrealized loss on available-for-sale securities	—	—	—	—	—	(19)	—	(19)
Balance at March 29, 2019	312	$3	(19)	$(1,424)	$3,891	$(55)	$7,799	$10,214

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2017	312	$3	(18)	$(1,666)	$4,506	$(58)	$8,633	$11,418
Net income	—	—	—	—	—	—	681	681
Employee stock plans	—	—	1	156	(197)	—	—	(41)
Adoption of New Accounting Standards	—	—	—	—	(19)	—	70	51
Stock-based compensation	—	—	—	—	97	—	—	97
Dividends to shareholders	—	—	—	—	9	—	(155)	(146)
Foreign currency translation adjustment	—	—	—	—	—	(4)	—	(4)
Net unrealized gain on derivative contracts and available-for-sale securities	—	—	—	—	—	3	—	3
Balance at September 29, 2017	312	$3	(17)	$(1,510)	$4,396	$(59)	$9,229	$12,059
Net loss	—	—	—	—	—	—	(823)	(823)
Employee stock plans	—	—	2	165	(92)	—	—	73
Stock-based compensation	—	—	—	—	99	—	—	99
Dividends to shareholders	—	—	—	—	7	—	(156)	(149)
Foreign currency translation adjustment	—	—	—	—	—	6	—	6
Net unrealized gain on derivative contracts and available-for-sale securities	—	—	—	—	—	7	—	7
Balance at December 29, 2017	312	$3	(15)	$(1,345)	$4,410	$(46)	$8,250	$11,272
Net income	—	—	—	—	—	—	61	61
Employee stock plans	—	—	4	319	(369)	—	—	(50)
Stock-based compensation	—	—	—	—	103	—	—	103
Equity value of convertible debt issuance, net of deferred taxes	—	—	—	—	125	—	—	125
Repurchases of common stock	—	—	(2)	(155)		—	—	(155)
Dividends to shareholders	—	—	—	—	8	—	(156)	(148)
Actuarial pension loss	—	—	—	—	—	1	—	1
Foreign currency translation adjustment	—	—	—	—	—	74	—	74
Net unrealized gain on derivative contracts and available-for-sale securities	—	—	—	—	—	17	—	17
Balance at March 30, 2018	312	3	(13)	(1,181)	4,277	46	8,155	11,300

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

Accounting Pronouncements Recently Adopted

On August 29, 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”), to reduce diversity in practice in accounting for the costs of implementing cloud computing arrangements that are service contracts. ASU 2018-15 allows entities to apply the guidance in the FASB Accounting Standards Codification (“ASC”) 350-40 to determine which implementation costs are eligible to be capitalized as assets in a cloud computing arrangement that is considered a service contract. The Company adopted this standard on a prospective basis effective June 30, 2018, the beginning of fiscal year 2019, as allowed by the standard. The adoption of this standard and the costs capitalized for the nine months ended March 29, 2019 were not material to the Company’s Condensed Consolidated Financial Statements.

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

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 narrows the definition of a “business.” This standard provides guidance to assist entities with evaluating when a set of transferred assets and activities is a business. The Company adopted this standard effective June 30, 2018 and will apply it prospectively to transactions occurring thereafter. The adoption of this standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”). ASU 2016-16 removes the prohibition in the FASB ASC Topic 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The new standard is intended to reduce the complexity and diversity in practice related to the tax consequences of certain types of intra-entity asset transfers, particularly those involving intellectual property (“IP”). The Company adopted this standard effective June 30, 2018. The adoption of this standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which superseded the requirements in ASC 605 “Revenue Recognition” (Topic 605). Topic 606 outlines a comprehensive five-step revenue recognition model based on the principle that an entity should recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Topic 606 also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted Topic 606 effective June 30, 2018, using the modified retrospective method to all contracts that were not completed contracts as of the beginning of the fiscal year. Results for reporting periods beginning with fiscal year 2019 are presented under Topic 606, while prior period information presented on the financial statements or elsewhere in this Quarterly Report on Form 10-Q is reported under the Company’s historic accounting policies under Topic 605 in effect for that period and is not adjusted to reflect the retrospective effect of the adoption of Topic 606. The cumulative effect of adopting Topic 606 was a post-tax increase to the opening retained earnings of $56 million as of June 30, 2018, which was primarily related to our license and royalty revenue arrangements. These arrangements had no remaining performance obligations but were previously recognized under Topic 605 when they were reported to the Company by its licensees, which was generally one quarter in arrears from the licensees’ sales of the licensed products. Adoption of the standard did not have a material impact on the Company’s financial position, results of operations, and cash flows, as of or for the three and nine months ended March 29, 2019, and the Company expects that the impact of the adoption of the new standard will not be material to its results of operations prospectively. See Note 3, Revenues, for additional disclosures related to this standard.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2018, the FASB issued ASU No. 2018-18, “Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606” (“ASU 2018-18”). ASU 2018-18 clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. This ASU requires retrospective adoption to the date the Company adopted ASC 606 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings of the earliest annual period presented. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, which for the Company is the first quarter of fiscal 2021. The Company does not expect this update to have a material impact on its Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In October 2018, the FASB issued ASU No. 2018-16, “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes” (“ASU 2018-16”). ASU 2018-16 allows for the use of the OIS rate based on the SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, Derivatives and Hedging. For public entities who have adopted ASU 2017-12, the amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, which for the Company is the first quarter of fiscal 2020. The Company does not expect this update to have a material impact on its Consolidated Financial Statements.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 supersedes ASC 840 “Leases”. The amendments in this update require, among other things, that lessees recognize the following for all leases (unless a policy election is made by class of underlying asset to exclude short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or the direct use of, a specified asset for the lease term. The FASB issued ASU 2018-11 on July 30, 2018, which allows entities to apply the provisions of ASC 842 at the effective date without adjusting comparative periods. The standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted, and provides optional practical expedients to simplify transition. The Company’s cross-functional project management team continues to identify and evaluate the impact of the amended guidance on the Company's Consolidated Financial Statements and related disclosures, business processes, internal controls, and information systems. The Company has identified its leases and selected a third-party lease accounting software solution. The Company is in the process of implementing its lease accounting software solution and changes to its processes and internal controls to address the new lease standard. The Company’s implementation efforts are progressing as planned. The Company expects to adopt this standard in the first quarter of fiscal 2020 and elect the transition method provided in ASU 2018-11 to apply Topic 842 as of the date of adoption without adjusting comparative periods. The Company also expects to elect the package of practical expedients and not reassess prior conclusions including (a) whether its contracts are or contain a lease, (b) lease classification and (c) capitalization of initial direct costs. The Company continues to evaluate the impact ASU 2016-02 will have on its Consolidated Financial Statements.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contract assets represent the Company’s rights to consideration where performance obligations are completed but the customer payments are not due until another performance obligation is satisfied. The Company did not have any contract assets as of either March 29, 2019 or the date of adoption of Topic 606.

The Company incurs sales commissions and other direct incremental costs to obtain sales contracts. The Company has applied the practical expedient to recognize the direct incremental costs of obtaining contracts as an expense when incurred if the amortization period is expected to be one year or less or the amount is not material, with these costs charged to selling, general and administrative expenses. Prior to the adoption of the new revenue standard, the Company’s policy was to expense all contract acquisition costs as incurred. Other direct incremental costs to obtain contracts that have an expected benefit of greater than one year are amortized over the period of expected cash flows from the related contracts, and the amortization expense is recorded as a reduction to revenue. Total capitalized contract costs and the related amortization as of and for the three and nine months ended March 29, 2019 were not material.

Contract liabilities relate to customers’ payments in advance of performance under the contract and primarily relate to remaining performance obligations under support and maintenance contracts. As of March 29, 2019 and the date of adoption of Topic 606, contract liabilities were $46 million and $120 million, respectively, and were reflected in Accrued expenses. Changes in the contract liability balance during the nine months ended March 29, 2019 include $93 million of revenue recognized during the period of which the substantial majority relates to the balance that was deferred at June 29, 2018, partially offset by payments received and billings in advance of satisfying performance obligations.

The Company applies the practical expedients and does not disclose transaction price allocated to the remaining performance obligations for (i) arrangements that have an original expected duration of one year or less, which mainly consist of the support and maintenance contracts, and (ii) variable consideration amounts for sale-based or usage-based royalties for IP license arrangements, which typically range longer than one year. Remaining performance obligations are mainly attributed to right-to-access patent license arrangements and customer support and service contracts which will be recognized over the remaining contract period. The transaction price allocated to the remaining performance obligations as of March 29, 2019 was $204 million, which is mainly attributable to the functional IP license and service arrangements. The Company expects to recognize this amount as revenue as follows: $20 million during the remainder of fiscal 2019, $62 million in fiscal 2020, $47 million in fiscal 2021 and $75 million thereafter.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s disaggregated revenue information is as follows(1):

	Three Months Ended		Nine Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
	(in millions, except percentages)
Revenue by End Market
Client Devices	$1,625	$2,311	$6,489	$7,634
Data Center Devices & Solutions	1,245	1,660	3,765	4,463
Client Solutions	804	1,042	2,681	3,433
Total Revenue	$3,674	$5,013	$12,935	$15,530

Revenue by Form Factor
HDD	$2,064	$2,640	$6,618	$7,944
Flash-based	1,610	2,373	6,317	7,586
Total Revenue	$3,674	$5,013	$12,935	$15,530

Revenue by Geography (%)
Americas	29%	28%	26%	27%
Europe, Middle East and Africa	20	19	19	18
Asia	51	53	55	55

(1)
Prior year information is presented in accordance with the accounting guidance in effect during that period and has not been updated for Topic 606. The impact of the adoption of Topic 606 was not material.

The Company’s top 10 customers accounted for 41% and 45% of its net revenue for the three and nine months ended March 29, 2019, respectively, and 44% and 42% of its net revenue for the three and nine months ended March 30, 2018, respectively. For the three and nine months ended March 29, 2019 and March 30, 2018, no single customer accounted for 10% or more of the Company’s net revenue.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Supplemental Financial Statement Data

Accounts receivable, net

From time to time, in connection with factoring agreements, the Company sells trade accounts receivable without recourse to third party purchasers in exchange for cash. During the nine months ended March 29, 2019, the Company sold trade accounts receivable and received cash proceeds of $702 million. The discounts on the trade accounts receivable sold during the period were not material and were recorded within Other income (expense), net in the Condensed Consolidated Financial Statements. During the nine months ended March 30, 2018, the Company did not sell any trade accounts receivable.

Inventories

	March 29, 2019	June 29, 2018
	(in millions)
Inventories:
Raw materials and component parts	$1,122	$1,048
Work-in-process	955	878
Finished goods	1,363	1,018
Total inventories	$3,440	$2,944

Property, plant and equipment, net

	March 29, 2019	June 29, 2018
	(in millions)
Property, plant, and equipment:
Land	$307	$306
Buildings and improvements	2,012	1,949
Machinery and equipment	7,593	7,209
Computer equipment and software	460	440
Furniture and fixtures	55	48
Construction-in-process	211	234
Property, plant and equipment, gross	10,638	10,186
Accumulated depreciation	(7,607)	(7,091)
Property, plant, and equipment, net	$3,031	$3,095

Goodwill

The Company tests for impairment, at a minimum, on an annual basis or earlier where certain events or changes in circumstances indicate that goodwill may more likely than not be impaired. The Company has experienced fluctuations in the market price of its stock, which resulted in the Company’s market capitalization decreasing below book value for eleven trading days near the end of the second quarter and beginning of the third quarter of fiscal 2019. The fair value of the Company using a market capitalization approach based on the Company’s share price would include a control premium based on recent transactions that have occurred in the technology industry. This indicative fair value exceeded the Company’s book value; therefore, management did not believe that it was more likely than not that goodwill was impaired as of March 29, 2019.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s regularly scheduled annual impairment test is performed as of the first day of its fiscal fourth quarter. The Company uses qualitative factors to determine whether goodwill is more likely than not impaired and whether a quantitative test for impairment is considered necessary. If the Company concludes from the qualitative assessment that goodwill is more likely than not impaired, the Company is required to perform a quantitative assessment to determine the amount of impairment. The Company is required to use judgment when applying the goodwill impairment test, including the identification of reporting units, assignment of assets, liabilities and goodwill to reporting units, and determination of the fair value of each reporting unit. In addition, the estimates used to determine the fair value of reporting units may change based on results of operations, macroeconomic conditions or other factors. The Company is in the process of completing its annual impairment test.

If there are significant decreases in the Company’s stock price in the future or other unfavorable factors, the Company may be required to perform a goodwill impairment assessment, which may result in the recognition of a goodwill impairment that could be material to the Consolidated Financial Statements.

Intangible assets

	March 29, 2019	June 29, 2018
	(in millions)
Finite-lived intangible assets	$5,824	$5,818
In-process research and development	72	80
Accumulated amortization	(3,978)	(3,218)
Intangible assets, net	$1,918	$2,680

As part of prior acquisitions, the Company recorded at the time of the acquisition acquired in-process research and development (“IPR&D”) for projects in progress that had not yet reached technological feasibility. IPR&D is initially accounted for as an indefinite-lived intangible asset. Once a project reaches technological feasibility, the Company reclassifies the balance to existing technology and begins to amortize the intangible asset over its estimated useful life. During the three and nine months ended March 29, 2019, the Company reclassified $8 million of acquired IPR&D to existing technology and commenced amortization over its estimated useful life of 2 years.

Product warranty liability

Changes in the warranty accrual were as follows:

	Three Months Ended		Nine Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
	(in millions)
Warranty accrual, beginning of period	$337	$304	$318	$311
Charges to operations	38	43	119	133
Utilization	(40)	(37)	(108)	(118)
Changes in estimate related to pre-existing warranties	(4)	(5)	2	(21)
Warranty accrual, end of period	$331	$305	$331	$305

The current portion of the warranty accrual is classified in Accrued expenses and the long-term portion is classified in Other liabilities as noted below:

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 29, 2019	June 29, 2018
	(in millions)
Warranty accrual
Current portion	$179	$168
Long-term portion	152	150
Total warranty accrual	$331	$318

Other liabilities

	March 29, 2019	June 29, 2018
	(in millions)
Other non-current liabilities:
Non-current net tax payable	$930	$1,315
Other non-current liabilities	1,248	940
Total other non-current liabilities	$2,178	$2,255

Accumulated other comprehensive income (loss)

Other comprehensive income (loss) (“OCI”), net of tax refers to expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income. The following table illustrates the changes in the balances of each component of Accumulated other comprehensive income (loss) (“AOCI”):

	Actuarial Pension Gains (Losses)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivative Contracts	Total Accumulated Comprehensive Income (Loss)
	(in millions)
Balance at June 29, 2018	$(19)	$(21)	$1	$(39)
Other comprehensive income (loss) before reclassifications	1	(8)	(26)	(33)
Amounts reclassified from accumulated other comprehensive income	—	—	8	8
Income tax benefit related to items of other comprehensive loss	—	(1)	10	9
Net current-period other comprehensive loss	1	(9)	(8)	(16)
Balance at March 29, 2019	$(18)	$(30)	$(7)	$(55)

During the three and nine months ended March 29, 2019 and March 30, 2018, the amounts reclassified out of AOCI related to derivative contracts were not material and substantially all were charged to Cost of revenue in the Condensed Consolidated Statements of Operations.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Fair Value Measurements and Investments

The Company’s total cash, cash equivalents and available-for-sale securities was as follows:

	March 29, 2019	June 29, 2018
	(in millions)
Cash and cash equivalents	$3,682	$5,005
Short-term available-for-sale securities (included within Other current assets)	15	23
Long-term available-for-sale securities (included within Other non-current assets)	104	93
Total cash, cash equivalents and available-for-sale securities	$3,801	$5,121

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 29, 2019 and June 29, 2018, and indicate the fair value hierarchy of the valuation techniques utilized to determine such values:

	March 29, 2019
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents:
Money market funds	$1,508	$—	$—	$1,508
Certificates of deposit	—	6	—	6
Total cash equivalents	1,508	6	—	1,514
Short-term available-for-sale securities:
Corporate notes and bonds	—	2	—	2
Asset-backed securities	—	6	—	6
Municipal notes and bonds		6	—	6
Equity securities	1	—	—	1
Total short-term available-for-sale securities	1	14	—	15
Long-term available-for-sale securities:
U.S. Treasury securities	5	—	—	5
U.S. Government agency securities	—	4	—	4
International government securities	—	6	—	6
Corporate notes and bonds	—	75	—	75
Asset-backed securities	—	7	—	7
Municipal notes and bonds	—	7	—	7
Total long-term available-for-sale securities	5	99	—	104
Foreign exchange contracts	—	17	—	17
Interest rate swap contracts	—	8	—	8
Total assets at fair value	$1,514	$144	$—	$1,658
Liabilities:
Foreign exchange contracts	$—	$15	$—	$15
Interest rate swap contract	—	33	—	33
Total liabilities at fair value	$—	$48	$—	$48

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 29, 2018
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents:
Money market funds	$2,554	$—	$—	$2,554
Certificates of deposit	—	4	—	4
Total cash equivalents	2,554	4	—	2,558
Short-term available-for-sale securities:
U.S. Treasury securities	3	—	—	3
Corporate notes and bonds	—	12	—	12
Asset-backed securities	—	4	—	4
Municipal notes and bonds	—	2	—	2
Equity securities	2	—	—	2
Total short-term available-for-sale securities	5	18	—	23
Long-term available-for-sale securities:
U.S. Treasury securities	3	—	—	3
U.S. Government agency securities	—	5	—	5
International government securities	—	1	—	1
Corporate notes and bonds	—	65	—	65
Asset-backed securities	—	8	—	8
Municipal notes and bonds	—	11	—	11
Total long-term available-for-sale securities	3	90	—	93
Foreign exchange contracts	—	51	—	51
Interest rate swap contracts	—	16	—	16
Total assets at fair value	$2,562	$179	$—	$2,741
Liabilities:
Foreign exchange contracts	$—	$28	$—	$28
Total liabilities at fair value	$—	$28	$—	$28

During the three and nine months ended March 29, 2019, the Company had no transfers of financial assets and liabilities between levels.

Available-for-Sale Securities

The cost basis of the Company’s investments classified as available-for-sale securities, individually and in the aggregate, approximated its fair value as of March 29, 2019 and June 29, 2018.

Equity Securities Without a Readily Determinable Fair Value (“RDFV”)

From time to time, the Company enters into certain strategic investments for the promotion of business and strategic objectives. The equity securities of these privately-held companies do not have a RDFV. Under ASU 2016-01, these equity securities are now measured and recorded using the measurement alternative, which is cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes. In addition, the existing impairment model has been replaced with a new one-step qualitative impairment model. Adjustments resulting from impairments and qualifying observable price changes are recorded in Other income (expense), net in the Condensed Consolidated Statements of Operations. As of March 29, 2019 and June 30, 2018, these investments were not material.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments Not Carried at Fair Value

The carrying value of the Company’s revolving credit facility approximates its fair value given the revolving nature of the balance and the variable market interest rate. For financial instruments where the carrying value (which includes principal adjusted for any unamortized issuance costs, and discounts or premiums) differs from fair value (which is based on quoted market prices), the following table represents the related carrying value and fair value for each of the Company’s outstanding financial instruments. Each of the financial instruments presented below was categorized as Level 2 for all periods presented, based on the frequency of trading immediately prior to the end of the third quarter of 2019 and the fourth quarter of 2018, respectively.

	March 29, 2019		June 29, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
0.50% convertible senior notes due 2020	$32	$34	$31	$34
Variable interest rate Term Loan A-1 maturing 2023	4,889	4,771	4,982	5,013
Variable interest rate U.S. Term Loan B-4 maturing 2023	2,430	2,381	2,448	2,452
1.50% convertible notes due 2024	952	970	931	1,114
4.750% senior unsecured notes due 2026	2,282	2,199	2,280	2,238
Total	$10,585	$10,355	$10,672	$10,851

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Derivative Instruments and Hedging Activities

As of March 29, 2019, the Company had outstanding foreign exchange forward contracts that were designated as either cash flow hedges or non-designated hedges. Substantially all of the contract maturity dates of these foreign exchange forward contracts do not exceed 12 months. In addition, the Company had outstanding interest rate swaps that were designated as cash flow hedges. The Company did not have any foreign exchange forward contracts with credit-risk-related contingent features. As of March 29, 2019, the amount of existing net losses related to cash flow hedges recorded in AOCI was not material and the majority is expected to be reclassified to earnings over the next twelve months.

Changes in fair values of the non-designated foreign exchange contracts are recognized in Other income (expense), net and are largely offset by corresponding changes in the fair values of the foreign currency denominated monetary assets and liabilities. For each of the three and nine months ended March 29, 2019 and March 30, 2018, total net realized and unrealized transaction and foreign exchange contract currency gains and losses were not material to the Company’s Condensed Consolidated Financial Statements.

See Note 5, Fair Value Measurements and Investments, for additional disclosures related to the fair value of the Company’s foreign exchange forward contracts.

Netting Arrangements

Under certain provisions and conditions within agreements with counterparties to the Company’s foreign exchange forward contracts, subject to applicable requirements, the Company has the right of offset associated with the Company’s foreign exchange forward contracts and is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. As of March 29, 2019 and June 29, 2018, the effect of rights of offset was not material and the Company did not offset or net the fair value amounts of derivative instruments in its Condensed Consolidated Balance Sheets.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Debt

Debt consisted of the following as of March 29, 2019 and June 29, 2018:

	March 29, 2019	June 29, 2018
	(in millions)
0.50% convertible senior notes due 2020	$35	$35
Revolving credit facility maturing 2023	—	500
Variable interest rate Term Loan A-1 maturing 2023	4,896	4,991
Variable interest rate U.S. Term Loan B-4 maturing 2023	2,431	2,449
1.50% convertible notes due 2024	1,100	1,100
4.750% senior unsecured notes due 2026	2,300	2,300
Total debt	10,762	11,375
Issuance costs and debt discounts	(177)	(203)
Subtotal	10,585	11,172
Less current portion of long-term debt	(276)	(179)
Long-term debt	$10,309	$10,993

In November 2018, the Company repaid the previously outstanding borrowings under its revolving credit facility. At March 29, 2019, the Company’s borrowing capacity under the revolving credit facility was $2.25 billion.

The credit agreement governing the Company’s revolving credit facility and term loans (as amended, the “Credit Agreement”) requires the Company to comply with certain financial covenants with respect to the revolving credit facility and Term Loan A-1, consisting of a Leverage Ratio and an Interest Coverage Ratio (each as defined below). These covenants are based upon a trailing twelve-month consolidated adjusted EBITDA as defined in the Credit Agreement (“Adjusted EBITDA”). Adjusted EBITDA is defined as net income (loss) plus interest expense, income tax expense (benefit) and depreciation and amortization as well as other contractual adjustments as provided for in the Credit Agreement. As of March 29, 2019, the Company was in compliance with all financial covenants under the Credit Agreement.

In April 2019, the Company amended the Credit Agreement for the purposes of providing additional flexibility by adjusting the leverage ratio maintenance covenant levels applicable to the term A loan and revolving facilities thereunder and amending the definition of Consolidated Adjusted EBITDA under the financial maintenance covenants to include an addback for certain depreciation related payments with respect to the Company’s Flash Ventures. As amended, the Company is now required to maintain a maximum ratio of total funded debt to trailing twelve-month Adjusted EBITDA (“Leverage Ratio”) at the end of each quarter of 4.25 to 1.00 through the quarter ending October 2, 2020, 4.00 to 1.00 through the quarter ending July 2, 2021, 3.75 to 1.00 through the quarter ending December 31, 2021, 3.50 to 1.00 through the quarter ending July 1, 2022, and 3.25 to 1.00 thereafter. In addition, the Company is required to maintain a minimum ratio of Adjusted EBITDA to interest expense (“Interest Coverage Ratio”), both calculated on a trailing twelve-month basis, at the end of each quarter of 3.50 to 1.00.

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

Obligations and Funded Status

The following table presents the unfunded status of the benefit obligations for the Japanese Plan:

	March 29, 2019	June 29, 2018
	(in millions)
Benefit obligations	$260	$260
Fair value of plan assets	205	200
Unfunded status	$55	$60

The following table presents the unfunded amounts related to the Japanese Plan as recognized on the Company’s Condensed Consolidated Balance Sheets:

	March 29, 2019	June 29, 2018
	(in millions)
Current liabilities	$1	$1
Non-current liabilities	54	59
Net amount recognized	$55	$60

Net periodic benefit costs were not material for the three and nine months ended March 29, 2019.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Commitments, Contingencies and Related Parties

Flash Ventures

The Company’s business ventures with Toshiba Memory Corporation (“TMC”) consist of three separate legal entities: Flash Partners Ltd. (“Flash Partners”), Flash Alliance Ltd. (“Flash Alliance”), and Flash Forward Ltd. (“Flash Forward”), collectively referred to as “Flash Ventures”.

The following table presents the notes receivable from, and equity investments in, Flash Ventures as of March 29, 2019 and June 29, 2018:

	March 29, 2019	June 29, 2018
	(in millions)
Notes receivable, Flash Partners	$620	$767
Notes receivable, Flash Alliance	599	48
Notes receivable, Flash Forward	584	700
Investment in Flash Partners	194	191
Investment in Flash Alliance	287	283
Investment in Flash Forward	119	116
Total notes receivable and investments in Flash Ventures	$2,403	$2,105

During the three and nine months ended March 29, 2019, the Company made net payments to Flash Ventures of $1.0 billion and $2.9 billion, respectively, for purchased flash-based memory wafers and net loans and investments.

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

The Company assesses financing receivable credit quality through financial and operational reviews of the borrower and creditworthiness, including credit rating agency ratings, of significant investors of the borrower, where material or known. There were no impairments in the three and nine months ended March 29, 2019 or March 30, 2018.

As of March 29, 2019 and June 29, 2018, the Company had accounts payable balances due to Flash Ventures of $312 million and $259 million, respectively.

The Company’s maximum reasonably estimable loss exposure (excluding lost profits) as a result of its involvement with Flash Ventures, based upon the Japanese yen to U.S. dollar exchange rate at March 29, 2019, is presented below. Investments in Flash Ventures are denominated in Japanese yen, and the maximum estimable loss exposure excludes any cumulative translation adjustment due to revaluation from the Japanese yen to the U.S. dollar.

March 29, 2019

Notes receivable	$1,803
Equity investments	600
Operating lease guarantees	1,421
Inventory	274
Maximum estimable loss exposure	$4,098

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

Flash Ventures has historically operated near 100% of its manufacturing capacity. As a result of current supply/demand imbalance for flash-based products, the Company temporarily reduced its utilization of its share of Flash Ventures’ manufacturing capacity to an abnormally low level to more closely align the Company’s flash-based wafer supply with the projected demand. The Company incurred costs of $148 million and $197 million associated with the reduction in utilization which was recorded as a charge to cost of revenue in the three and nine months ended March 29, 2019, respectively.

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

The following table presents the Company’s portion of the remaining guarantee obligations under the Flash Ventures’ lease facilities in both Japanese yen and U.S. dollar-equivalent, based upon the Japanese yen to U.S. dollar exchange rate as of March 29, 2019.

	Lease Amounts
	(Japanese yen, in billions)	(U.S. dollar, in millions)
Total guarantee obligations	¥157	$1,421

The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the end of the term of the Flash Ventures lease agreements, in annual installments as of March 29, 2019 in U.S. dollars, based upon the Japanese yen to U.S. dollar exchange rate as of March 29, 2019:

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
	(in millions)
Remaining three months of 2019	$106	$9	$115
2020	360	64	424
2021	271	106	377
2022	185	48	233
2023	81	28	109
Thereafter	45	118	163
Total guarantee obligations	$1,048	$373	$1,421

The Company and TMC have agreed to mutually contribute to, and indemnify each other and Flash Ventures for, environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances. The Company has not made any indemnification payments, nor recorded any indemnification receivables, under any such agreements. As of March 29, 2019, no amounts have been accrued in the Condensed Consolidated Financial Statements with respect to these indemnification agreements.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unis Venture

The Company has a joint venture with Unisplendour Corporation Limited and Unissoft (Wuxi) Group Co. Ltd. (“Unis”), referred to as the “Unis Venture”, to market and sell the Company’s products in China and to develop data storage systems for the Chinese market in the future. The Unis Venture is 49% owned by the Company and 51% owned by Unis. The Company accounts for its investment in the Unis Venture under the equity method of accounting. Revenue on products distributed by the Unis Venture is recognized upon sell through to third-party customers. For the three and nine months ended March 29, 2019 and March 30, 2018, the Company recognized less than 1% of its consolidated revenue on products distributed by the Unis Venture. The outstanding accounts receivable due from and investment in the Unis Venture were not material to the Condensed Consolidated Financial Statements as of March 29, 2019 or June 29, 2018.

Purchase Agreements

In the normal course of business, the Company enters into purchase orders with suppliers for the purchase of components used to manufacture its products. These purchase orders generally cover forecasted component supplies needed for production during the next quarter, are recorded as a liability upon receipt of the components, and generally may be changed or canceled at any time prior to shipment of the components. The Company also enters into long-term purchase agreements with various component suppliers that carry fixed volumes and pricing, which obligates the Company to make certain future purchases, contingent on certain conditions of performance, quality and technology of the vendor’s components. As of March 29, 2019, the Company had the following minimum long-term purchase commitments:

Long-term purchase commitments
(in millions)
Fiscal year
Remaining three months of 2019	$15
2020	192
2021	208
2022	227
2023 and thereafter	250
Total	$892

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Shareholders’ Equity

Stock-based Compensation Expense

The following tables present the Company’s stock-based compensation for equity-settled awards by type and financial statement line as well as the related tax benefit included in the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
	(in millions)
Options	$3	$6	$12	$19
Restricted and performance stock units	71	89	208	260
Employee stock purchase plan	10	8	22	20
Subtotal	84	103	242	299
Tax benefit	(14)	(17)	(39)	(51)
Total	$70	$86	$203	$248

	Three Months Ended		Nine Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
	(in millions)
Cost of revenue	$13	$11	$37	$37
Research and development	41	45	122	134
Selling, general and administrative	30	46	83	127
Employee termination, asset impairment, and other charges	—	1	—	1
Subtotal	84	103	242	299
Tax benefit	(14)	(17)	(39)	(51)
Total	$70	$86	$203	$248

Compensation cost related to unvested stock options, restricted stock unit awards (“RSUs”), performance-based restricted stock unit awards (“PSUs”), and rights to purchase shares of common stock under the Company’s Employee Stock Purchase Plan (“ESPP”) will generally be amortized on a straight-line basis over the remaining average service period. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of March 29, 2019:

	Unamortized Compensation Costs	Weighted Average Service Period
	(in millions)	(years)
Options	$12	1.2
RSUs and PSUs (1)	577	2.5
ESPP	62	1.7
Total unamortized compensation cost	$651

(1)	Weighted average service period assumes the performance metrics are met for the PSUs.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Activities

Stock Options

The following table summarizes stock option activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Options outstanding at June 29, 2018	4.8	$64.23
Exercised	(0.4)	39.11		$7
Canceled or expired	(0.3)	80.18
Options outstanding at March 29, 2019	4.1	$65.07	3.1	$9
Exercisable at March 29, 2019	3.2	$69.46	2.8	$7

RSUs and PSUs

The following table summarizes RSU and PSU activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value at Vest Date
	(in millions)		(in millions)
RSUs and PSUs outstanding at June 29, 2018	12.6	$58.31
Granted	6.9	56.01
Vested	(6.0)	52.36	$345
Forfeited	(1.1)	56.68
RSUs and PSUs outstanding at March 29, 2019	12.4	$62.63

RSUs and PSUs are generally settled in an equal number of shares of the Company’s common stock at the time of vesting of the units.

Stock Repurchase Program

The Company’s Board of Directors previously authorized $5.00 billion for the repurchase of the Company’s common stock. On July 25, 2018, the Company’s Board of Directors authorized a new $5.00 billion share repurchase program that is effective through July 25, 2023, replacing all prior programs. For the three months ended March 29, 2019, the Company did not make any stock repurchases. For the nine months ended March 29, 2019, the Company repurchased 0.8 million shares for a total cost of $61 million under the previous authorization and 7.6 million shares for a total cost of $502 million under the new authorization. Therefore, the Company’s stock repurchases under all stock repurchase authorizations in effect for the nine months ended March 29, 2019 totaled $563 million. The remaining amount available to be repurchased under the Company’s current stock repurchase program as of March 29, 2019 was $4.50 billion. Repurchases under the stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Company expects stock repurchases to be funded principally by operating cash flows.

Dividends to Shareholders

Since the first quarter of 2013, the Company has issued a quarterly cash dividend. During the nine months ended March 29, 2019, the Company declared aggregate cash dividends of $1.50 per share on its outstanding common stock totaling $436 million, including $146 million that was paid on April 15, 2019.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On May 2, 2019, the Board declared a cash dividend of $0.50 per share to shareholders of record as of June 28, 2019, which will be paid on July 15, 2019. The Company may modify, suspend or cancel its cash dividend policy in any manner and at any time.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Income Tax Expense (Benefit)

The 2017 Act, enacted on December 22, 2017, includes a broad range of tax reform proposals affecting businesses, including a reduction in the U.S. federal corporate tax rate from 35% to 21%, a one-time mandatory deemed repatriation tax on earnings of certain foreign subsidiaries that were previously tax deferred and the creation of new taxes on certain foreign earnings.

When initially accounting for the tax effects of the enactment of the 2017 Act, the Company applied the applicable SEC guidance and made a reasonable estimate of the effects on the Company’s existing deferred tax balances and the one-time mandatory deemed repatriation tax required by the 2017 Act. As the Company finalized the accounting for the tax effects of the enactment of the 2017 Act during the one-year measurement period permitted by applicable SEC guidance, the Company reflected adjustments to the recorded provisional amounts. During the second quarter of fiscal 2019, the Company completed its accounting for the tax effects of the enactment of the 2017 Act. Although the U.S. Treasury and the Internal Revenue Service (“IRS”) have issued tax guidance on certain provisions of the 2017 Act since the enactment date, the Company anticipates the issuance of additional regulatory and interpretive guidance. Although the Company was able to apply a reasonable interpretation of the law along with any available guidance in finalizing its accounting for the tax effects of the 2017 Act, such additional regulatory or interpretive guidance would constitute new information which may require further refinements to its estimates in future periods.

Additional information regarding the significant provisions of the 2017 Act that impacted the Company is provided below.

Re-measurement of deferred taxes

The Company recorded a provisional income tax benefit of $65 million for the year ended June 29, 2018, which related to the re-measurements of the Company’s deferred tax balances and is based primarily on the rates at which the deferred tax assets and liabilities are expected to reverse in the current and future fiscal years, which are generally 29% and 22%, respectively. As of December 28, 2018, the Company had finalized the accounting for the tax effects related to the re-measurements of the Company’s deferred tax balances with no material change for the six months ended December 28, 2018. During the three months ended March 29, 2019, the Company finalized the filing of its U.S. federal income tax return for the year ended June 29, 2018, which resulted in an additional income tax benefit of $5 million for the re-measurement of the Company’s deferred tax assets and liabilities that are expected to reverse at 22%.

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

The Company had finalized the accounting for the tax effects of the mandatory deemed repatriation tax during the one-year measurement period permitted by applicable SEC guidance. During the first quarter of fiscal 2019, the Company reduced its mandatory deemed repatriation tax liability by $302 million, of which $250 million was for the utilization of recorded deferred tax assets related to existing tax attributes. The utilization of the deferred tax assets was a reclassification that did not have an impact on the Company’s income tax provision for the three months ended September 28, 2018. The remaining $52 million reduction to the mandatory deemed repatriation tax primarily related to the Company’s decision to no longer carry forward its 2018 operating loss and, instead, apply it against the mandatory deemed repatriation tax. The $52 million benefit resulted from utilizing the existing fiscal year 2019 operating losses at a 28% tax rate on the Company’s 2018 tax return as compared to the carryforward tax rate of 21%. The Company’s estimate of the mandatory deemed repatriation tax liability after these refinements was $1.26 billion.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the second quarter of fiscal 2019, the Company also finalized its post-1986 earnings and profits along with the amount of earnings held in cash and other specified assets and increased its mandatory deemed repatriation tax liability by $95 million. The Company’s estimate of the mandatory deemed repatriation tax liability after these refinements was $1.36 billion, excluding a $135 million increase in its liability for unrecognized tax benefits.

During the three months ended March 29, 2019, the Company finalized the filing of its U.S. federal income tax return for the year ended June 29, 2018, which resulted in a decrease to its mandatory repatriation tax liability by $105 million, of which $41 million related to the utilization of recorded deferred tax assets related to existing tax attributes. The utilization of the deferred tax assets resulted in an income tax benefit of $19 million for the three months ended March 29, 2019 with the remaining amount being a reclassification that did not have an impact on the Company’s income tax provision. The remaining $64 million benefit related to the issuance by the IRS of final regulations on January 15, 2019 with respect to the mandatory deemed repatriation tax liability. These regulations favorably impacted certain positions previously taken with respect to amounts recorded in the Company’s Consolidated Financial Statements. As of March 29, 2019, the Company’s estimate of the mandatory deemed repatriation tax liability after these refinements was $1.25 billion, excluding a $146 million liability for unrecognized tax benefits, which increased by $11 million from the second quarter.

During the one-year measurement period, the Company had evaluated the expected manner of recovery to determine whether or not to continue to assert indefinite reinvestment on a part or all the foreign undistributed earnings. This required the Company to re-evaluate its existing short and long-term capital allocation policies in light of the 2017 Act and calculate the tax cost that is incremental to the deemed repatriation tax of repatriating cash to the U.S. The provisional tax expense recorded by the Company as of June 28, 2018 was based upon an assumption that all of its foreign undistributed earnings are indefinitely reinvested.

During the second quarter of fiscal 2019, the Company had finalized the accounting for the tax effects of the mandatory deemed repatriation tax on its indefinite reinvestment assertion. As of the second quarter of fiscal 2019, the Company removed its permanent reinvestment assertion and intends to repatriate all of its foreign undistributed earnings. During the nine months ended March 29, 2019, the Company recorded a foreign income tax expense of $279 million related to foreign withholding taxes partially offset by foreign tax credits of $95 million. In addition, a state income tax expense of $54 million was recorded, partially offset by a decrease to the Company’s valuation allowance of $45 million. Amounts related to federal taxes other than the repatriation tax were not material. The Company’s decision to change its indefinite reinvestment assertion is based on interpretative guidance issued by the IRS to date related to the ordering and the taxation of a repatriation of the Company’s foreign undistributed earnings.

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

Subsequent to June 28, 2018, the Company made the election to account for the effects of the global intangible low-tax income provision as a component of future income tax expense in the period in which the tax arises. There was no change in the Company’s accounting as a result of this election.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Company’s income tax expense and the effective tax rate, which includes the discrete effects of the finalization of the accounting for the tax effects of the enactment of the 2017 Act as discussed above:

	Three Months Ended		Nine Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
	(in millions)
Income (loss) before taxes	$(477)	$(128)	$187	$1,356
Income tax expense (benefit)	$104	$(189)	$744	$1,437
Effective tax rate	(22)%	148%	398%	106%

The primary driver of the difference between the effective tax rate for the three and nine months ended March 29, 2019 and the U.S. Federal statutory rate of 21% is the discrete effect of the finalization of the accounting for the tax effects of the enactment of the 2017 Act. For the three months ended March 29, 2019, these discrete effects consist of income tax benefits of $71 million related to the mandatory deemed repatriation tax. For the nine months ended March 29, 2019, these discrete effects consist of $107 million related to the mandatory deemed repatriation tax and $152 million related to the Company’s decision to change its indefinite reinvestment assertion. For both periods, the remaining difference is attributable primarily to an increase in the estimated effective tax rate due to changes in the relative mix of earnings by jurisdiction, partially offset by credits and tax holidays. The net windfall tax benefits related to vesting and exercises of stock-based awards were not material for the three and nine months ended March 29, 2019.

The primary drivers for the difference between the effective tax rate for the three months ended March 30, 2018 and the U.S. Federal statutory rate of 28% included discrete effects consisting of an income tax benefit of $211 million from deductible make-whole premiums and the write-off of unamortized issuance costs from the Company’s debt financing transactions. The primary drivers for the difference between the effective tax rate for the nine months ended March 30, 2018 and the U.S. Federal statutory rate of 28% were related to the net charge of $1.66 billion for the one-time mandatory deemed repatriation tax, offset in part by an income tax benefit related to the re-measurement of deferred taxes as required by the 2017 Act and deductible make-whole premiums and the write-off of unamortized issuance costs from the Company’s debt financing transactions. The primary drivers for the remaining difference between the effective tax rate for the three and nine months ended March 30, 2018 and the U.S. Federal statutory rate of 28% were tax credits and tax holidays in Malaysia, Philippines, Singapore and Thailand that expired or expire at various dates during fiscal years 2018 through 2030 and net windfall tax benefits related to vesting and exercises of stock-based awards of $46 million and $73 million for the three and nine months ended March 30, 2018, respectively.

During the nine months ended March 29, 2019, the Company recorded an increase of $157 million in its liability for unrecognized tax benefits (excluding accrued interest and penalties). As of March 29, 2019, the Company’s liability for unrecognized tax benefits (excluding accrued interest and penalties) was approximately $708 million. Accrued interest and penalties related to unrecognized tax benefits as of March 29, 2019 was $120 million.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Internal Revenue Service (“IRS”) previously completed its field examination of the Company’s federal income tax returns for fiscal years 2008 through 2012 and proposed certain adjustments. As previously disclosed, the Company received Revenue Agent Reports from the IRS for fiscal years 2008 through 2009, proposing adjustments relating to transfer pricing with the Company’s foreign subsidiaries and intercompany payable balances. The Company disagrees with the proposed adjustments and in September 2015, filed a protest with the IRS Appeals Office and received the IRS rebuttal in July 2016. The Company and the IRS Appeals Office did not reach a settlement on the disputed matters. On June 28, 2018, the IRS issued a statutory notice of deficiency with respect to the disputed matters for fiscal years 2008 through 2009, seeking to increase the Company’s U.S. taxable income by an amount that would result in additional federal tax through fiscal year 2009 totaling approximately $516 million, subject to interest. The Company filed a petition with the U.S. Tax Court in September 2018. On December 10, 2018, the IRS issued a statutory notice of deficiency with respect to fiscal years 2010 through 2012, seeking to increase the Company’s U.S. taxable income by an amount that would result in additional federal tax for fiscal years 2010 through 2012 totaling approximately $549 million, subject to interest. Approximately $535 million of the total additional federal tax for fiscal years 2010 through 2012 relates to proposed adjustments for transfer pricing with the Company’s foreign subsidiaries, intercompany payable balances and the utilization of certain tax attributes. The Company filed a petition with the U.S. Tax Court in March 2019. The Company believes that its tax positions are properly supported and will vigorously contest the position taken by the IRS.

The Company believes that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. If any issues addressed in the Company’s tax examinations are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of March 29, 2019, it was not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of the Company’s liability for unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of the Company’s tax returns.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Net Income (Loss) Per Common Share

The following table presents the computation of basic and diluted income (loss) per common share:

	Three Months Ended		Nine Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
	(in millions, except per share data)
Net income (loss)	$(581)	$61	$(557)	$(81)
Weighted average shares outstanding:
Basic	292	298	291	296
Employee stock options, RSUs, PSUs and ESPP	—	10	—	—
Diluted	292	308	291	296
Income (loss) per common share
Basic	$(1.99)	$0.20	$(1.91)	$(0.27)
Diluted	$(1.99)	$0.20	$(1.91)	$(0.27)

The Company computes basic income (loss) per common share using net income (loss) and the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is computed using net income (loss) and the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include dilutive outstanding employee stock options, RSUs and PSUs, and rights to purchase shares of common stock under the Company’s ESPP. For the three months ended March 30, 2018, the Company excluded 2 million common shares subject to outstanding equity awards from the calculation of diluted shares because their impact would have been anti-dilutive based on the Company’s average stock price during the period. For the three and nine months ended March 29, 2019 and the nine months ended March 30, 2018, the Company reported a net loss, and all outstanding equity awards have been excluded from such periods because including them would be anti-dilutive. See Note 10, Shareholders’ Equity.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Employee Termination, Asset Impairment and Other Charges

The Company recorded the following charges related to employee terminations benefits, asset impairment, and other charges:

	Three Months Ended		Nine Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
	(in millions)
Employee termination and other charges:
Restructuring Plan 2016	$—	$10	$—	$87
Closure of Foreign Manufacturing Facilities	5	—	16	—
Business Realignment	71	8	126	31
Total employee termination and other charges	76	18	142	118
Stock-based compensation accelerations and adjustments:
Business Realignment	—	1	—	1
Total stock-based compensation accelerations and adjustments	—	1	—	1
Asset impairment:
Restructuring Plan 2016	—	16	—	16
Total asset impairment	—	16	—	16
Total employee termination and other charges, and stock-based compensation accelerations and adjustments	$76	$35	$142	$135

Closure of Foreign Manufacturing Facilities

In July 2018, the Company announced the closing of its HDD manufacturing facility in Kuala Lumpur, Malaysia, in order to reduce its manufacturing costs and consolidate HDD operations into Thailand. The Company currently expects the closure to be substantially completed by the fourth quarter of fiscal 2019 and to result in total pre-tax charges of approximately $110 million. These charges are expected to consist of approximately $70 million in employee termination benefits and $40 million in asset-related, contract termination and other charges, of which $56 million were recognized in the year ended June 29, 2018. During the nine months ended March 29, 2019, the Company recognized an additional $7 million in employee termination benefits and $9 million in asset-related, contract termination and other charges.

The following table presents an analysis of the components of the restructuring charges, payments and adjustments made against the reserve during the nine months ended March 29, 2019:

	Employee Termination Benefits	Contract Termination and Other	Total
	(in millions)
Accrual balance at June 29, 2018	$56	$—	$56
Charges	7	9	16
Cash payments	(6)	(7)	(13)
Accrual balance at March 29, 2019	$57	$2	$59

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Realignment

The Company periodically incurs charges as part of the integration process of recent acquisitions and to realign its operations with anticipated market demand. The following table presents an analysis of the components of the activity against the reserve during the nine months ended March 29, 2019:

	Employee Termination Benefits	Contract Termination and Other	Total
	(in millions)
Accrual balance at June 29, 2018	$36	$7	$43
Charges	117	9	126
Cash payments	(76)	(8)	(84)
Accrual balance at March 29, 2019	$77	$8	$85

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Legal Proceedings

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

Securities

Beginning in March 2015, SanDisk and two of its officers, Sanjay Mehrotra and Judy Bruner, were named in three putative class action lawsuits filed with the U.S. District Court for the Northern District of California. Two complaints are brought on behalf of a purported class of purchasers of SanDisk’s securities between October 2014 and March 2015, and one is brought on behalf of a purported class of purchasers of SanDisk’s securities between April 2014 and April 2015. The complaints generally allege violations of federal securities laws arising out of alleged misstatements or omissions by the defendants during the alleged class periods. The complaints seek, among other things, damages and fees and costs. In July 2015, the District Court consolidated the cases and appointed Union Asset Management Holding AG and KBC Asset Management NV as lead plaintiffs. The lead plaintiffs filed an amended complaint in August 2015. In January 2016, the District Court granted the defendants’ motion to dismiss and dismissed the amended complaint with leave to amend. In February 2016, the District Court issued an order appointing as new lead plaintiffs Bristol Pension Fund; City of Milford, Connecticut Pension & Retirement Board; Pavers and Road Builders Pension, Annuity and Welfare Funds; the Newport News Employees’ Retirement Fund; and Massachusetts Laborers’ Pension Fund (collectively, the “Institutional Investor Group”). In March 2016, the Institutional Investor Group filed an amended complaint. In June 2016, the District Court granted the defendants’ motion to dismiss and dismissed the amended complaint with leave to amend. In July 2016, the Institutional Investor Group filed a further amended complaint. In June 2017, the District Court denied the defendants’ motion to dismiss. In September 2018, the District Court granted the Institutional Investor Group’s motion to certify a class of all persons and entities who purchased or otherwise acquired SanDisk’s publicly traded common stock between October 2014 and April 2015, excluding those who purchased or otherwise acquired SanDisk’s publicly traded common stock during the class period but who sold their stock prior to the first corrective disclosure in March 2015. The Institutional Investor Group alleges artificial inflation in the price of SanDisk’s publicly traded common stock of $9.04 per share from October 16, 2014 through March 25, 2015, $2.26 per share on March 26, 2015, and $1.35 per share from March 27, 2015 through April 15, 2015. In March 2019, the parties reached a settlement of all claims in this matter, subject to formal ratification by party representatives and approval by the court, and a hearing on the parties’ motion for preliminary approval is set for May 16, 2019. The charge related to the settlement was recorded in Selling, general and administrative expense.

Tax

For disclosures regarding statutory notices of deficiency issued by the IRS on June 28, 2018 and December 10, 2018, and petitions filed by the Company with the U.S. Tax Court in September 2018 and March 2019, see Note 11, Income Tax Expense.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet
As of March 29, 2019

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$9	$1,019	$2,654	$—	$3,682
Accounts receivable, net	—	645	578	—	1,223
Intercompany receivables	2,602	5,564	1,924	(10,090)	—
Inventories	—	1,115	2,517	(192)	3,440
Loans due from consolidated affiliates	—	—	50	(50)	—
Other current assets	11	273	273	—	557
Total current assets	2,622	8,616	7,996	(10,332)	8,902
Property, plant and equipment, net	—	1,038	1,993	—	3,031
Notes receivable and investments in Flash Ventures	—	—	2,403	—	2,403
Goodwill	—	388	9,687	—	10,075
Other intangible assets, net	—	27	1,891	—	1,918
Investments in consolidated subsidiaries	20,540	16,822	—	(37,362)	—
Loans due from consolidated affiliates	—	557	—	(557)	—
Other non-current assets	56	49	479	—	584
Total assets	$23,218	$27,497	$24,449	$(48,251)	$26,913

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$216	$1,361	$—	$1,577
Accounts payable to related parties	—	—	312	—	312
Intercompany payables	1,704	3,969	4,417	(10,090)	—
Accrued expenses	169	614	862	—	1,645
Accrued compensation	—	264	138	—	402
Loans due to consolidated affiliates	—	50	—	(50)	—
Current portion of long-term debt	276	—	—	—	276
Total current liabilities	2,149	5,113	7,090	(10,140)	4,212
Long-term debt	10,277	—	32	—	10,309
Loans due to consolidated affiliates	541	—	16	(557)	—
Other liabilities	37	1,684	457	—	2,178
Total liabilities	13,004	6,797	7,595	(10,697)	16,699
Total shareholders’ equity	10,214	20,700	16,854	(37,554)	10,214
Total liabilities and shareholders’ equity	$23,218	$27,497	$24,449	$(48,251)	$26,913

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations
For the three months ended March 29, 2019

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Revenue, net	$—	$3,054	$3,817	$(3,197)	$3,674
Cost of revenue	—	2,655	3,667	(3,227)	3,095
Gross profit	—	399	150	30	579
Operating expenses:
Research and development	—	359	185	—	544
Selling, general and administrative	1	199	153	—	353
Intercompany operating expense (income)	—	(394)	394	—	—
Employee termination, asset impairment, and other charges	—	42	34	—	76
Total operating expenses	1	206	766	—	973
Operating income (loss)	(1)	193	(616)	30	(394)
Interest and other income (expense):
Interest income	—	5	11	(3)	13
Interest expense	(119)	(1)	(1)	3	(118)
Other income, net	—	—	22	—	22
Total interest and other income (expense), net	(119)	4	32	—	(83)
Income (loss) before taxes	(120)	197	(584)	30	(477)
Equity in earnings from subsidiaries	(558)	(732)	—	1,290	—
Income tax expense (benefit)	(97)	52	149	—	104
Net loss	$(581)	$(587)	$(733)	$1,320	$(581)

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations
For the nine months ended March 29, 2019

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Revenue, net	$—	$9,931	$13,670	$(10,666)	$12,935
Cost of revenue	—	8,602	11,706	(10,660)	9,648
Gross profit	—	1,329	1,964	(6)	3,287
Operating expenses:
Research and development	—	1,056	603	—	1,659
Selling, general and administrative	2	664	352	—	1,018
Intercompany operating expense (income)	—	(1,148)	1,148	—	—
Employee termination, asset impairment, and other charges	—	80	62	—	142
Total operating expenses	2	652	2,165	—	2,819
Operating income (loss)	(2)	677	(201)	(6)	468
Interest and other income (expense):
Interest income	10	12	35	(14)	43
Interest expense	(353)	(9)	(4)	14	(352)
Other income (expense), net	1	(2)	29	—	28
Total interest and other income (expense), net	(342)	1	60	—	(281)
Income (loss) before taxes	(344)	678	(141)	(6)	187
Equity in earnings from subsidiaries	(551)	(520)	—	1,071	—
Income tax expense (benefit)	(338)	702	380	—	744
Net loss	$(557)	$(544)	$(521)	$1,065	$(557)

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations
For the three months ended March 30, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Revenue, net	$—	$3,685	$4,924	$(3,596)	$5,013
Cost of revenue	—	3,209	3,499	(3,622)	3,086
Gross profit	—	476	1,425	26	1,927
Operating expenses:
Research and development	—	361	241	—	602
Selling, general and administrative	3	264	109	—	376
Intercompany operating expense (income)	(12)	(391)	403	—	—
Employee termination, asset impairment, and other charges	1	9	25	—	35
Total operating expenses	(8)	243	778	—	1,013
Operating income	8	233	647	26	914
Interest and other income (expense):
Interest income	42	2	12	(40)	16
Interest expense	(160)	(5)	(35)	40	(160)
Other expense, net	(894)	(7)	(7)	10	(898)
Total interest and other expense, net	(1,012)	(10)	(30)	10	(1,042)
Income (loss) before taxes	(1,004)	223	617	36	(128)
Equity in earnings from subsidiaries	837	562	—	(1,399)	—
Income tax expense (benefit)	(228)	22	17	—	(189)
Net income	$61	$763	$600	$(1,363)	$61

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations
For the nine months ended March 30, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Revenue, net	$—	$11,159	$15,178	$(10,807)	$15,530
Cost of revenue	—	9,665	10,849	(10,837)	9,677
Gross profit	—	1,494	4,329	30	5,853
Operating expenses:
Research and development	—	1,142	681	—	1,823
Selling, general and administrative	6	798	317	—	1,121
Intercompany operating expense (income)	(12)	(1,221)	1,233	—	—
Employee termination, asset impairment, and other charges	1	30	104	—	135
Total operating expenses	(5)	749	2,335	—	3,079
Operating income	5	745	1,994	30	2,774
Interest and other income (expense):
Interest income	189	6	38	(187)	46
Interest expense	(561)	(15)	(173)	187	(562)
Other income (expense), net	(902)	—	(10)	10	(902)
Total interest and other expense, net	(1,274)	(9)	(145)	10	(1,418)
Income (loss) before taxes	(1,269)	736	1,849	40	1,356
Equity in earnings from subsidiaries	869	1,747	—	(2,616)	—
Income tax expense (benefit)	(319)	1,677	79	—	1,437
Net income (loss)	$(81)	$806	$1,770	$(2,576)	$(81)

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the three months ended March 29, 2019

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Net loss	$(581)	$(587)	$(733)	$1,320	$(581)
Other comprehensive income (loss), before tax:
Actuarial pension gain	—	—	—	—	—
Foreign currency translation adjustment	(2)	(2)	(2)	4	(2)
Net unrealized gain (loss), on derivative contracts and available-for-sale securities	(24)	1	1	(2)	(24)
Total other comprehensive income (loss), before tax	(26)	(1)	(1)	2	(26)
Income tax benefit (expense) related to items of other comprehensive income (loss)	5	—	—	1	6
Other comprehensive income (loss), net of tax	(21)	(1)	(1)	3	(20)
Total comprehensive loss	$(602)	$(588)	$(734)	$1,323	$(601)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the nine months ended March 29, 2019

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Net loss	$(557)	$(544)	$(521)	$1,065	$(557)
Other comprehensive income (loss), before tax:
Actuarial pension gain	1	1	1	(2)	1
Foreign currency translation adjustment	(8)	(4)	(4)	8	(8)
Net unrealized gain (loss), on derivative contracts and available-for-sale securities	(18)	23	21	(44)	(18)
Total other comprehensive income (loss), before tax	(25)	20	18	(38)	(25)
Income tax benefit (expense) related to items of other comprehensive income (loss)	9	(2)	(1)	3	9
Other comprehensive income (loss), net of tax	(16)	18	17	(35)	(16)
Total comprehensive loss	$(573)	$(526)	$(504)	$1,030	$(573)

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the three months ended March 30, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Net income	$61	$763	$600	$(1,363)	$61
Other comprehensive income, before tax:
Actuarial pension gain	1	1	1	(2)	1
Foreign currency translation adjustment	76	75	75	(150)	76
Net unrealized gain on derivative contracts and available-for-sale securities	18	10	11	(21)	18
Total other comprehensive income, before tax	95	86	87	(173)	95
Income tax expense related to items of other comprehensive income	(3)	(2)	(3)	5	(3)
Other comprehensive income, net of tax	92	84	84	(168)	92
Total comprehensive income	$153	$847	$684	$(1,531)	$153

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the nine months ended March 30, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Net income (loss)	$(81)	$806	$1,770	$(2,576)	$(81)
Other comprehensive income, before tax:
Actuarial pension gain	1	1	1	(2)	1
Foreign currency translation adjustment	78	76	76	(152)	78
Net unrealized gain on derivative contracts and available-for-sale securities	31	15	16	(31)	31
Total other comprehensive income, before tax	110	92	93	(185)	110
Income tax expense related to items of other comprehensive income	(6)	(2)	(4)	6	(6)
Other comprehensive income, net of tax	104	90	89	(179)	104
Total comprehensive income	$23	$896	$1,859	$(2,755)	$23

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
For the nine months ended March 29, 2019

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$87	$(1,115)	$2,461	$(55)	$1,378
Cash flows from investing activities
Purchases of property, plant and equipment	—	(198)	(524)	—	(722)
Proceeds from the sale of property, plant and equipment	—	—	3	—	3
Purchases of investments	—	(11)	(58)	—	(69)
Proceeds from sale of investments	—	—	49	—	49
Proceeds from maturities of investments	—	—	7	—	7
Notes receivable issuances to Flash Ventures	—	—	(858)	—	(858)
Notes receivable proceeds from Flash Ventures	—	—	570	—	570
Strategic investments and other, net	—	1	(23)	—	(22)
Intercompany loan from (to) consolidated affiliates	943	(541)	—	(402)	—
Advances from (to) parent and consolidated affiliates	(243)	243	—	—	—
Net cash provided by (used in) investing activities	700	(506)	(834)	(402)	(1,042)
Cash flows from financing activities				—
Issuance of stock under employee stock plans	66	—	—	—	66
Taxes paid on vested stock awards under employee stock plans	(109)	—	—	—	(109)
Repurchases of common stock	(563)	—	—	—	(563)
Repayment of revolving credit facility	—	—	—	—	—
Dividends paid to shareholders	(438)	—	—	—	(438)
Repayment of debt	(113)	—	—	—	(113)
Proceeds from (repayment of) revolving credit facility	(500)	—	—	—	(500)
Intercompany loan from (to) consolidated affiliates	541	(377)	(566)	402	—
Change in investment in consolidated subsidiaries	298	2,349	(2,702)	55	—
Net cash provided by (used in) financing activities	(818)	1,972	(3,268)	457	(1,657)
Effect of exchange rate changes on cash	—	—	(2)	—	(2)
Net increase (decrease) in cash and cash equivalents	(31)	351	(1,643)	—	(1,323)
Cash and cash equivalents, beginning of year	40	668	4,297	—	5,005
Cash and cash equivalents, end of period	$9	$1,019	$2,654	$—	$3,682

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
For the nine months ended March 30, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(130)	$405	$3,284	$(217)	$3,342
Cash flows from investing activities
Purchases of property, plant and equipment	—	(162)	(481)	—	(643)
Proceeds from the sale of property, plant and equipment	—	—	24	—	24
Acquisitions, net of cash acquired	—	(93)	(6)	—	(99)
Purchases of investments	—	(11)	(55)	—	(66)
Proceeds from sale of investments	—	—	39	—	39
Proceeds from maturities of investments	—	—	16	—	16
Notes receivable issuances to Flash Ventures	—	—	(1,015)	—	(1,015)
Notes receivable proceeds from Flash Ventures	—	—	308	—	308
Strategic investments and other, net	—	(1)	31	—	30
Intercompany loan from consolidated affiliates	3,295	—	—	(3,295)	—
Advances from (to) parent and consolidated affiliates	(47)	47	—	—	—
Net cash provided by (used in) investing activities	3,248	(220)	(1,139)	(3,295)	(1,406)
Cash flows from financing activities
Issuance of stock under employee stock plans	146	—	—	—	146
Taxes paid on vested stock awards under employee stock plans	(164)	—	—	—	(164)
Repurchases of common stock	(155)	—	—	—	(155)
Dividends paid to shareholders	(443)	—	—	—	(443)
Settlement of debt hedge contracts	28	—	—	—	28
Repayment of debt	(14,581)	—	—	—	(14,581)
Proceeds from debt	11,384	—	—	—	11,384
Proceeds from (repayment of) revolving credit facility	500	—	—	—	500
Debt issuance costs	(52)	—	—	—	(52)
Intercompany loan to consolidated affiliates	—	(205)	(3,090)	3,295	—
Change in investment in consolidated subsidiaries	319	(463)	(73)	217	—
Net cash used in financing activities	(3,018)	(668)	(3,163)	3,512	(3,337)
Effect of exchange rate changes on cash	—	—	10	—	10
Net increase (decrease) in cash and cash equivalents	100	(483)	(1,008)	—	(1,391)
Cash and cash equivalents, beginning of year	18	1,212	5,124	—	6,354
Cash and cash equivalents, end of period	$118	$729	$4,116	$—	$4,963

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16.	Subsequent Events

In April 2019, the Company completed a sale and leaseback of its manufacturing facility in Fremont, California. The Company received proceeds from the sale of $115 million and expects to recognize an approximate loss of $25 million. The property is being leased back over a term of 15 years at an annual lease rate of $7 million for the first year and increasing by 3% per year thereafter. The lease includes four 5-year renewal options for the ability to extend up to 20 years.

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

Key Developments

Flash Ventures

The flash industry is characterized by cyclicality as it responds to variations in customers’ demand for products and manages production capacity to meet that demand. As technology conversions have matured and manufacturing yields have improved, flash supply has increased relative to demand. As a result, average selling price per gigabyte of flash-based products has declined in recent quarters.

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

Flash Ventures has historically operated near 100% of its manufacturing capacity. As a result of the current supply/demand imbalance for flash-based products, we have temporarily reduced our utilization of our share of Flash Ventures’ manufacturing capacity to an abnormally low level to more closely align our flash-based wafer supply with the projected demand. We do not expect this action to result in any incremental cash payments; however, as a result of this temporary reduction to abnormally low production levels, we incurred costs of $148 million and $197 million associated with the reduction in utilization, which was recorded as a charge to cost of revenue in the three and nine months ended March 29, 2019, respectively. We expect additional underutilization charges to be recorded in cost of revenue in the range of $55 million to $75 million by the end of the fiscal year. We may adjust our plans based on market conditions, which could impact the timing and amount of any charges.

Cost and Expense Reduction Actions

We implemented actions to better align our cost and expense structure to near-term business conditions. These actions included accelerating the closure of our HDD manufacturing facility in Kuala Lumpur, Malaysia, reducing other HDD manufacturing costs and other measures to reduce our costs and expenses. We incurred costs of $76 million in the three months ended March 29, 2019 towards the implementation of these actions and expect to reduce costs of revenue and operating expenses by $800 million on an annualized basis, with the reductions split approximately equally between cost of revenue and operating expenses. The level of our costs of revenue and operating expenses in any particular period may vary based on differing levels of incentive cash compensation, payroll tax increases, and unexpected or non-recurring costs or expenses.

Results of Operations

Third Quarter and Nine Month Overview

The following table sets forth, for the periods presented, selected summary information from our Condensed Consolidated Statements of Operations by dollars and percentage of net revenue(1):

	Three Months Ended
	March 29, 2019		March 30, 2018		$ Change	% Change
	(in millions, except percentages)
Revenue, net	$3,674	100.0%	$5,013	100.0%	$(1,339)	(26.7)%
Cost of revenue	3,095	84.2	3,086	61.6	9	0.3
Gross profit	579	15.8	1,927	38.4	(1,348)	(70.0)
Operating Expenses:
Research and development	544	14.8	602	12.0	(58)	(9.6)
Selling, general and administrative	353	9.6	376	7.5	(23)	(6.1)
Employee termination, asset impairment, and other charges	76	2.1	35	0.7	41	117.1
Total operating expenses	973	26.5	1,013	20.2	(40)	(3.9)
Operating income (loss)	(394)	(10.7)	914	18.2	(1,308)	(143.1)
Interest and other income (expense):
Interest income	13	0.4	16	0.3	(3)	(18.8)
Interest expense	(118)	(3.2)	(160)	(3.2)	42	(26.3)
Other income, net	22	0.6	(898)	(17.9)	920	(102.4)
Total interest and other expense, net	(83)	(2.3)	(1,042)	(20.8)	959	(92.0)
Income (loss) before taxes	(477)	(13.0)	(128)	(2.6)	(349)	272.7
Income tax expense (benefit)	104	2.8	(189)	(3.8)	293	(155.0)
Net income (loss)	$(581)	(15.8)	$61	1.2	$(642)	(1,052.5)

(1)	Percentages may not total due to rounding.

	Nine Months Ended
	March 29, 2019		March 30, 2018		$ Change	% Change
	(in millions, except percentages)
Revenue, net	$12,935	100.0%	$15,530	100.0%	$(2,595)	(16.7)%
Cost of revenue	9,648	74.6	9,677	62.3	(29)	(0.3)
Gross profit	3,287	25.4	5,853	37.7	(2,566)	(43.8)
Operating Expenses:
Research and development	1,659	12.8	1,823	11.7	(164)	(9.0)
Selling, general and administrative	1,018	7.9	1,121	7.2	(103)	(9.2)
Employee termination, asset impairment, and other charges	142	1.1	135	0.9	7	5.2
Total operating expenses	2,819	21.8	3,079	19.8	(260)	(8.4)
Operating income (loss)	468	3.6	2,774	17.9	(2,306)	(83.1)
Interest and other income (expense):
Interest income	43	0.3	46	0.3	(3)	(6.5)
Interest expense	(352)	(2.7)	(562)	(3.6)	210	(37.4)
Other income (expense), net	28	0.2	(902)	(5.8)	930	(103.1)
Total interest and other expense, net	(281)	(2.2)	(1,418)	(9.1)	1,137	(80.2)
Income (loss) before taxes	187	1.4	1,356	8.7	(1,169)	(86.2)
Income tax expense (benefit)	744	5.8	1,437	9.3	(693)	(48.2)
Net loss	$(557)	(4.3)	$(81)	(0.5)	$(476)	587.7

(1)	Percentages may not total due to rounding.

The following table sets forth, for the periods presented, summary information regarding our revenue(1):

	Three Months Ended		Nine Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
	(in millions, except percentages)
Revenue by End Market
Client Devices	$1,625	$2,311	$6,489	$7,634
Data Center Devices & Solutions	1,245	1,660	3,765	4,463
Client Solutions	804	1,042	2,681	3,433
Total Revenue	$3,674	$5,013	$12,935	$15,530

Revenue by Geography (%)
Americas	29%	28%	26%	27%
Europe, Middle East and Africa	20	19	19	18
Asia	51	53	55	55

(1)	Prior year information is presented in accordance with the accounting guidance in effect during that period and has not been updated for Topic 606.

Net Revenue and Gross Margin

Net Revenue. The decrease in net revenue in the three months ended March 29, 2019 from the comparable period of the prior year was primarily driven by lower average selling prices per gigabyte for flash-based products and lower sales of HDD products. Specifically, Client Devices revenue decreased 29.7% year over year, primarily driven by a reduction in flash-based mobile products and client compute HDD. Our revenue for Data Center Devices and Solutions decreased 25.0% year over year, primarily driven by lower average selling prices per gigabyte of flash-based products as well as lower sales of enterprise SSD, capacity enterprise HDD and performance enterprise HDD products. Client Solutions revenue decreased 22.8% year over year, primarily driven by lower sales of retail HDD and lower average selling prices per gigabyte of flash-based products.

The decrease in net revenue for the nine months ended March 29, 2019, compared to the same period in the prior year, is primarily due to lower average selling prices per gigabyte for flash-based products and lower sales of HDD products. Specifically, Client Devices revenue for the nine months ended March 29, 2019 decreased 15.0% year over year, primarily driven by lower sales of client compute HDD products and flash-based mobile products and lower average selling prices per gigabyte of flash-based products, partially offset by higher sales of client SSD. Our revenue for Data Center Devices and Solutions for the nine months ended March 29, 2019 decreased 15.6% year over year, driven primarily by lower sales of our enterprise SSDs and performance enterprise HDDs. Client Solutions revenue for the nine months ended March 29, 2019 decreased 21.9% year over year, primarily driven by lower sales of retail HDD and lower average selling prices per gigabyte of flash-based products.

Our top 10 customers accounted for 41% and 45% of our net revenue for the three and nine months ended March 29, 2019, respectively, and 44% and 42% of our net revenue for the three and nine months ended March 30, 2018, respectively. For the three and nine months ended March 29, 2019 and March 30, 2018, no single customer accounted for 10% or more of our net revenue.

Changes in the net revenue by geography generally reflect normal fluctuations in market demand and competitive dynamics.

Consistent with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. For the three and nine months ended March 29, 2019, these programs represented 17% and 15% of gross revenues, respectively. For the three and nine months ended March 30, 2018, these programs represented 11% and 12% of gross revenues, respectively. The amounts attributed to our sales incentive and marketing programs generally vary according to several factors including industry conditions, list pricing strategies, seasonal demand, competitor actions, channel mix and overall availability of products. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue.

Gross Profit and Gross Margin. The decreases in gross profit for the three and nine months ended March 29, 2019 from the comparable periods in the prior year were primarily due to the lower average selling prices per gigabyte for flash-based products, the flash manufacturing underutilization charges and a charge to cost of revenue of $110 million (3.0% and 0.9% of revenue for the three and nine months ended March 29, 2019, respectively) primarily to reduce component inventory to net realizable value for flash-based multi-chip package products that include externally-sourced dynamic random access memory products. Gross profit and gross margin also include amortization expense on acquired intangible assets, stock-based compensation, a flash manufacturing underutilization charge, and charges related to the implementation of cost-saving initiatives and other charges, which aggregated $349 million, or 9.5%, of revenue, compared to $247 million, or 4.9%, of revenue, for the three months ended March 29, 2019 and March 30, 2018, respectively, and $879 million, or 6.8%, of revenue, compared to $819 million, or 5.3%, of revenue, for the nine months ended March 29, 2019 and March 30, 2018, respectively. We expect gross margins to be negatively impacted by flash manufacturing underutilization charges to be recorded in cost of revenue in the range of $55 million to $75 million with the substantial majority expected to be recognized by the end of the fiscal year.

Operating Expenses

The decrease in research and development (“R&D”) expense for the three months ended March 29, 2019 from the same period in the prior year is primarily due to lower variable and stock-based compensation expense, as well as progress on our expense reduction actions. The decrease in R&D expense for the nine months ended March 29, 2019 from the same period in the prior year is primarily due to lower variable compensation expense and lower stock-based compensation expenses.

The decrease in selling, general and administrative (“SG&A”) expense for the three months ended March 29, 2019 from the same period in the prior year is primarily due to lower variable compensation expense as well as progress on our expense reduction actions, partially offset by higher charges totaling $114 million in the aggregate relating to stock-based compensation expenses, amortization expense on acquired intangible assets, charges related to the implementation of cost-saving initiatives, acquisition-related charges and other charges for the three months ended March 29, 2019 compared to $81 million for the three months ended March 30, 2018.

The decrease in SG&A expense for the nine months ended March 29, 2019 from the same period in the prior year is primarily due to lower variable compensation expense. In addition, we had lower charges related to stock-based compensation expenses, amortization expense on acquired intangible assets, charges related to the implementation of cost-saving initiatives, acquisition-related charges and other charges, which aggregated to $255 million for the nine months ended March 29, 2019 compared to $268 million in the nine months ended March 30, 2018.

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

Interest and Other Income (Expense)

The decreases in total interest and other expense, net for both the three and nine months ended March 29, 2019 are primarily due to the loss on extinguishment of debt of $854 million in the prior year as well as lower interest expense resulting from reductions in the principal amount of debt and lower interest rates as a result of changes to our debt facilities in the third and fourth quarters of fiscal 2018, partially offset by increases in the LIBOR interest rate.

Income Tax Expense (Benefit)

The following table sets forth income tax information from our Condensed Consolidated Statements of Operations by dollar and effective tax rate:

	Three Months Ended		Nine Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
	(in millions, except percentages)
Income (loss) before taxes	$(477)	$(128)	$187	$1,356
Income tax expense (benefit)	104	(189)	744	1,437
Effective tax rate	(22)%	148%	398%	106%

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

When initially accounting for the tax effects of the enactment of the 2017 Act, we applied the applicable Securities and Exchange Commission (“SEC”) guidance and made a reasonable estimate of the effects on our existing deferred tax balances and the one-time mandatory deemed repatriation tax required by the 2017 Act. As we finalized the accounting for the tax effects of the enactment of the 2017 Act during the one-year measurement period permitted by applicable SEC guidance, we reflected adjustments to the recorded provisional amounts. During the second quarter of fiscal 2019, we completed our accounting for the tax effects of the enactment of the 2017 Act. Although the U.S. Treasury and the Internal Revenue Service (“IRS”) have issued tax guidance on certain provisions of the 2017 Act since the enactment date, we anticipate the issuance of future additional regulatory and interpretive guidance, even though the one-year measurement period has ended. Although we were able to apply a reasonable interpretation of the law along with any available guidance in finalizing our accounting for the tax effects of the 2017 Act, such future additional regulatory or interpretive guidance would constitute new information which may require further refinements to our estimates in future periods.

The primary driver of the difference between the effective tax rate for the three and nine months ended March 29, 2019 and the U.S. Federal statutory rate of 21% is the discrete effect of the finalization of the accounting for the tax effects of the enactment of the 2017 Act. For the three months ended March 29, 2019, these discrete effects consist of income tax benefits of $71 million related to the mandatory deemed repatriation tax. For the nine months ended March 29, 2019, these discrete effects consist of $107 million related to the mandatory deemed repatriation tax and $152 million related to the decision to change our indefinite reinvestment assertion. For both periods, the remaining difference is attributable primarily to an increase in the estimated effective tax rate due to changes in the relative mix of earnings by jurisdiction, partially offset by credits and tax holidays. The windfall tax benefits resulting from the adoption of ASU 2016-09 were not material for the three and nine months ended March 29, 2019.

The primary drivers for the difference between the effective tax rate for the three months ended March 30, 2018 and the U.S. Federal statutory rate of 28% included discrete effects consisting of an income tax benefit of $211 million from deductible make-whole premiums and the write-off of unamortized issuance costs from our debt financing transactions. The primary drivers for the difference between the effective tax rate for the nine months ended March 30, 2018 and the U.S. Federal statutory rate of 28% were related to the net charge of $1.66 billion for the one-time mandatory deemed repatriation tax, offset in part by an income tax benefit related to the re-measurement of deferred taxes as required by the 2017 Act and deductible make-whole premiums and the write-off of unamortized issuance costs from our debt financing transactions. The primary drivers for the remaining difference between the effective tax rate for the three and nine months ended March 30, 2018 and the U.S. Federal statutory rate of 28% were tax credits and tax holidays in Malaysia, Philippines, Singapore and Thailand that expired or expire at various dates during fiscal years 2018 through 2030 and windfall tax benefits related to vesting and exercises of stock-based awards. The windfall tax benefits are a result of the adoption of ASU 2016-09, which required us to recognize $46 million and $73 million of windfall tax benefits related to vesting and exercises of stock-based awards as a component of our income tax expense for the three and nine months ended March 30, 2018, respectively.

Our future effective tax rate is subject to future regulatory developments and changes in the mix of our U.S. earnings compared to foreign earnings. Our total tax expense in future fiscal years may also vary as a result of discrete items such as excess tax benefits or deficiencies.

For additional information regarding income tax expense (benefit), see Part I, Item 1, Note 11, Income Tax Expense (Benefit), of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

The following table summarizes our statements of cash flows:

	Nine Months Ended
	March 29, 2019	March 30, 2018
	(in millions)
Net cash provided by (used in):
Operating activities	$1,378	$3,342
Investing activities	(1,042)	(1,406)
Financing activities	(1,657)	(3,337)
Effect of exchange rate changes on cash	(2)	10
Net decrease in cash and cash equivalents	$(1,323)	$(1,391)

We believe our cash, cash equivalents and cash generated from operations as well as our available credit facilities will be sufficient to meet our working capital, debt, stock repurchases, dividend and capital expenditure needs for at least the next twelve months. Our ability to sustain our working capital position is subject to a number of risks that we discuss in Part II, Item 1A, Risk Factors, in this Quarterly Report on Form 10-Q. See also “Debt” below for information regarding the credit agreement governing our revolving credit facility and term loans (as amended, the “Credit Agreement”).

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

A total of $2.55 billion and $4.15 billion of our cash and cash equivalents was held outside of the U.S. as of March 29, 2019 and June 29, 2018, respectively. During the second quarter of fiscal 2019, we finalized the accounting for the tax effects of the mandatory deemed repatriation tax on our indefinite reinvestment assertion. After re-evaluating the existing short- and long-term capital allocation polices, we intend to repatriate all of our foreign undistributed earnings. Our decision to change our indefinite reinvestment assertion is based on interpretative guidance issued by the IRS to date related to the ordering and the taxation of a repatriation of our foreign undistributed earnings. For additional information regarding our indefinite reinvestment assertion, see Part I, Item 1, Note 11, Income Tax Expense, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q.

Operating Activities

Cash flow from operating activities primarily consists of net income, adjusted for non-cash charges, plus or minus changes in other operating assets and liabilities. This represents our principal source of cash. Net cash used for changes in other operating assets and liabilities was $7 million for the nine months ended March 29, 2019, as compared to net cash provided of $948 million for the nine months ended March 30, 2018. The net cash provided by changes in other operating assets and liabilities in the nine months ended March 30, 2018 primarily reflects the payable recorded for the mandatory deemed repatriation tax as described in Part I, Item 1, Note 11, Income Tax Expense, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Changes in our other operating assets and liabilities are also largely affected by our working capital requirements, which are dependent on the effective management of our cash conversion cycle. Our cash conversion cycle measures how quickly we can convert our products into cash through sales. The cash conversion cycles were as follows:

	Quarter to Date
	March 29, 2019	March 30, 2018
	(in days)
Days sales outstanding	30	36
Days in inventory	101	79
Days payables outstanding	(55)	(71)
Cash conversion cycle	76	44

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

For the three months ended March 29, 2019, DSO decreased by 6 days over the prior year, primarily reflecting the timing of shipments and customer collections and the factoring of receivables. DIO increased by 22 days over the prior year, primarily reflecting increases in hard drive inventory in response to the plant closure in Kuala Lumpur, Malaysia and increases in flash inventory. DPO decreased by 16 days over the prior year, primarily reflecting routine variations in timing of purchases and payments during the period.

Investing Activities

During the nine months ended March 29, 2019, net cash used in investing activities primarily consisted of $722 million of capital expenditures and a net $288 million increase in notes receivable issuances to Flash Ventures to fund its capital expansion. Net cash used in investing activities for the nine months ended March 30, 2018 primarily consisted of $643 million of capital expenditures, a $707 million net increase in notes receivable issuances to and investments in Flash Ventures and $99 million for acquisitions.

Our cash equivalents are primarily invested in money market funds that invest in U.S. Treasury securities and U.S. Government agency securities as well as bank certificates of deposit. In addition, we invest directly in U.S. Treasury securities, U.S. and International Government agency securities, certificates of deposit, asset-backed securities and corporate and municipal notes and bonds.

Financing Activities

During the nine months ended March 29, 2019, net cash used in financing activities primarily consisted of $613 million for the repayment of our revolving credit facility and debt, $563 million of share repurchases and $438 million to pay dividends on our common stock. Net cash used in financing activities for the nine months ended March 30, 2018 primarily consisted of $14.58 billion in debt repayments, $443 million to pay dividends on our common stock and $155 million of share repurchases, partially offset by net proceeds of $11.83 billion from debt issuances and draws under our revolving credit facility.

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

Short and Long-term Liquidity

Contractual Obligations and Commitments

The following is a summary of our known contractual cash obligations and commercial commitments as of March 29, 2019:

	Total	1 Year (Remaining 3 months of 2019)	2-3 Years (2020-2021)	4-5 Years (2022-2023)	More than 5 Years (Beyond 2023)
	(in millions)
Long-term debt, including current portion(1)	$10,762	$69	$586	$6,707	$3,400
Interest on debt	1,995	76	846	729	344
Flash Ventures and other related commitments(2)	6,352	1,553	2,789	1,569	441
Operating leases	174	17	84	40	33
Purchase obligations	2,213	1,099	631	483	—
Mandatory Deemed Repatriation Tax	1,103	—	161	198	744
Total	$22,599	$2,814	$5,097	$9,726	$4,962

(1)	Principal portion of debt, excluding discounts and issuance costs.

(2)
Includes reimbursement for depreciation and lease payments on owned and committed equipment, funding commitments for loans and equity investments and reimbursement for other committed expenses, including R&D. Funding commitments assume no additional operating lease guarantees. Additional operating lease guarantees can reduce funding commitments.

Debt

We had $10.76 billion of debt outstanding as of March 29, 2019, including $7.33 billion of term loans under our Credit Agreement, $2.30 billion of senior unsecured notes due 2024 and $1.10 billion of convertible notes due 2024.

Under the Credit Agreement, we are required to comply with certain financial covenants with respect to the revolving credit facility and Term Loan A-1, which consist of a leverage ratio and an interest coverage ratio, both of which are based upon a trailing twelve-month Adjusted EBITDA as defined in the Credit Agreement. As of March 29, 2019, we were in compliance with all financial covenants under the Credit Agreement.

In April 2019, we amended the Credit Agreement to include an addback for certain depreciation related payments with respect to the Company’s Flash Ventures in the Adjusted EBITDA calculation and to defer the reductions in required leverage ratios. The amendment provides additional operating flexibility for the term of the Credit Agreement; however, a significant deterioration in our operating results could cause our trailing twelve-month Adjusted EBITDA to drop below the threshold required for compliance with our leverage ratio, which could result in an event of default under the Credit Agreement. If an event of default under the Credit Agreement were to occur and if we were not able to obtain a waiver from the required lenders (or if we were not able to obtain such waiver on terms acceptable to us), there could be significant negative consequences for the Company. See Part II, Item 1A, “Risk Factors—Our high level of debt may have an adverse impact on our liquidity, restrict our current and future operations, particularly our ability to respond to business opportunities, and increase our vulnerability to adverse economic and industry conditions” for a discussion of risks related to our level of debt, including the consequences of an event of default thereunder.

Additional information regarding our indebtedness, including information about availability under our revolving credit facility and the principal repayment terms, interest rates, covenants and other key terms of our outstanding indebtedness, is included in Part I, Item 1, Note 7, Debt, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Part II, Item 8, Note 6, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10‑K for the year ended June 29, 2018.

Flash Ventures

Flash Ventures sells to and leases back from a consortium of financial institutions a portion of its tools and has entered into equipment lease agreements of which we guarantee half or all of the outstanding obligations under each lease agreement. The lease agreements contain customary covenants for Japanese lease facilities. In addition to containing customary events of default related to Flash Ventures that could result in an acceleration of Flash Ventures’ obligations, the lease agreements contain acceleration clauses for certain events of default related to the guarantors, including us. As of March 29, 2019, we were in compliance with all covenants under these Japanese lease facilities. See Part I, Item 1, Note 9, Commitments, Contingencies and Related Parties, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding Flash Ventures.

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

Mandatory Deemed Repatriation Tax

The following is a summary of our estimated mandatory deemed repatriation tax obligations that are payable in the following fiscal years (in millions):

Remaining three months of 2019	$—
2020	62
2021	99
2022	99
2023	99
2024	186
2025	248
2026	310
Total	$1,103

The 2017 Act allows for the mandatory deemed repatriation tax of $1.25 billion to be payable over an 8-year period without interest. The payments are due with 8% of the tax to be paid in each of the first five years, 15% in the 6th year, 20% in the 7th year, and 25% in the 8th year. As of March 29, 2019, total payments of $150 million have been made towards the mandatory deemed repatriation tax of $1.25 billion for a remaining net tax liability owed of $1.10 billion. For additional information regarding our estimate of the total tax liability for the mandatory deemed repatriation tax, see Part I, Item 1, Note 11, Income Tax Expense (Benefit), of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Unrecognized Tax Benefits

As of March 29, 2019, the liability for unrecognized tax benefits (excluding accrued interest and penalties) was approximately $708 million. Accrued interest and penalties related to unrecognized tax benefits as of March 29, 2019 was approximately $120 million. Of these amounts, approximately $717 million could result in potential cash payments. We are not able to provide a reasonable estimate of the timing of future tax payments related to these obligations. For additional information regarding our total tax liability for unrecognized tax benefits, see Part I, Item 1, Note 11, Income Tax Expense (Benefit), of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Interest Rate Swap

We have entered into interest rate swap agreements to moderate our exposure to fluctuations in interest rates underlying our variable rate debt. For a description of our current interest rate swaps, see Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk included in this Quarterly Report on Form 10-Q.

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

Stock Repurchase Program

Our Board of Directors previously authorized $5.00 billion for the repurchase of our common stock. On July 25, 2018, our Board of Directors authorized a new $5.00 billion share repurchase program that is effective through July 25, 2023, replacing all prior programs. For the three months ended March 29, 2019, we did not make any stock repurchases. For the nine months ended March 29, 2019, we repurchased 0.8 million shares for a total cost of $61 million under the previous authorization and 7.6 million shares for a total cost of $502 million under the new authorization. Therefore, our stock repurchases under all stock repurchase authorizations in effect for the nine months ended March 29, 2019 totaled $563 million. The remaining amount available to be repurchased under our current stock repurchase program as of March 29, 2019 was $4.50 billion. Repurchases under the stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. We expect stock repurchases to be funded principally by operating cash flows.

Cash Dividend

Since the first quarter of 2013, we have issued a quarterly cash dividend. During the nine months ended March 29, 2019, we declared aggregate cash dividends of $1.50 per share on our outstanding common stock totaling $436 million, of which $146 million was paid on April 15, 2019.

On May 2, 2019, we declared a cash dividend of $0.50 per share of our common stock to our shareholders of record as of June 28, 2019, which will be paid on July 15, 2019. We may modify, suspend, or cancel our cash dividend policy in any manner and at any time.

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

As of March 29, 2019, we had outstanding the foreign exchange contracts presented in the following table. The designated foreign exchange contracts are entered to protect the U.S. dollar value of our product cost and operating expenses. Changes in fair values of the non-designated foreign exchange contracts are recognized in other income (expense), net and are largely offset by corresponding changes in the fair values of the foreign currency denominated monetary assets and liabilities.

	Contract Amount	Weighted-Average Contract Rate (1)	Mark to Market Unrealized Gain (Loss)
	(in millions, except weighted-average contract rate)
Designated Hedges (cash flow hedges):
Japanese yen	$913	110.26	$4
Malaysian ringgit	54	4.16	1
Philippine peso	29	53.42	—
Thai baht	146	31.9	1
Total designated forward contracts	$1,142		$6
Non-Designated Hedges:
British pound sterling	$7	0.77	$1
Euro	234	0.89	—
Japanese yen	3,274	109.87	(4)
Malaysian ringgit	319	4.08	—
Philippine peso	71	52.50	—
Thai baht	309	31.65	(1)
Total non-designated forward contracts	$4,214		$(4)

(1)	Expressed in units of foreign currency per U.S. dollar.

During the nine months ended March 29, 2019 and March 30, 2018, total net realized and unrealized transaction and foreign exchange contract currency gains and losses were not material to our Condensed Consolidated Financial Statements.

Notwithstanding our efforts to mitigate some foreign exchange risks, we do not hedge all of our foreign currency exposures, and there can be no assurance that our mitigating activities related to the exposures that we hedge will adequately protect us against risks associated with foreign currency fluctuations.

Disclosure About Other Market Risks

Variable Interest Rate Risk

Borrowings under our revolving credit facility and our term loan A-1 due 2023 bear interest at a rate per annum, at our option, of either an adjusted London Interbank Offered Rate (“LIBOR”) (subject to a 0.0% floor) plus an applicable margin varying from 1.125% to 2.000% or a base rate plus an applicable margin varying from 0.125% to 1.000%, in each case depending on our corporate credit ratings. As of March 29, 2019, the applicable margin based on our current credit ratings was 1.5%. Borrowings under our U.S. Term Loan B-4 due 2023 bear interest at a rate per annum, at our option, of either an adjusted LIBOR (subject to a 0.0% floor) plus a margin of 1.75% or a base rate plus a margin of 0.75%.

We have generally held a balance of fixed and variable rate debt. At March 29, 2019, 68% of the par value of our debt was at variable rates. To balance the portfolio, we entered into pay-fixed interest rate swaps on $2.00 billion notional amount, which effectively converts a portion of our term loan to fixed rates through February 2023. As of March 29, 2019, we had $7.33 billion of variable rate debt. After giving effect to the $2.00 billion of interest rate swaps, we effectively had $5.33 billion of long-term debt subject to variations in interest rates and a one percent increase in the variable rate of interest would increase annual interest expense by $53 million.

For additional information regarding our indebtedness, see Part I, Item 1, Note 7, Debt, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Part II, Item 8, Note 6, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10‑K for the year ended June 29, 2018.

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

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our success depends upon the continued contributions of our key management, staff and skilled employees, many of whom would be extremely difficult to replace. Global competition for skilled employees in the data storage industry is intense and, as we attempt to move to a position of technology leadership in the storage industry, our business success becomes increasingly dependent on our ability to retain our key staff and skilled employees, to attract, integrate and retain new skilled employees, including employees from acquisitions, and to make decisions to realign our business to take advantage of efficiencies or reduce redundancies. Volatility or lack of positive performance in our stock price and the overall markets may adversely affect our ability to retain key staff or skilled employees who have received equity compensation. Additionally, because a substantial portion of our key employees’ compensation is placed “at risk” and linked to the performance of our business, when our operating results are negatively impacted, we may be at a competitive disadvantage for retaining and hiring key management, staff and skilled employees versus other companies that may pay a relatively higher portion of fixed salary. If we lose our existing key management, staff or skilled employees, including to our competitors, or are unable to hire and integrate new key management, staff or skilled employees, or if we fail to implement succession plans for our key management or staff, our operating results would likely be harmed. Furthermore, if we do not realize the anticipated benefits of our intended realignment after we make decisions regarding our personnel and implement our realignment plans, our operating results could be adversely affected.

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

We seek to be an industry-leading developer, manufacturer and provider of innovative storage solutions, balancing our core hard drive and flash memory business with growing investments in newer areas that we believe will provide us with higher growth opportunities. Acquisitions of, investment opportunities in, or other significant transactions with companies that are complementary to our business are a key part of our overall business strategy. In order to pursue this part of our growth strategy successfully, we must continue to identify attractive acquisition or investment opportunities, successfully complete the transactions, some of which may be large and complex, and manage post-closing issues such as integration of the acquired company or employees. We may not be able to continue to identify or complete appealing acquisition or investment opportunities given the intense competition for these transactions. We are also subject to certain covenants in our debt agreements that place limits on our ability to complete acquisitions and investments. Even if we identify and complete suitable corporate transactions, we may not be able to successfully address any integration challenges in a timely manner, or at all. Failing to successfully integrate or realign our business to take advantage of efficiencies or reduce redundancies of an acquisition may result in not realizing all or any of the anticipated benefits of the acquisition. In addition, failing to achieve the financial model projections for an acquisition or changes in technology development and related roadmaps following an acquisition may result in the incurrence of impairment charges and other expenses, both of which could adversely impact our results of operations or financial condition. Acquisitions and investments may also result in the issuance of equity securities that may be dilutive to our shareholders and the issuance of additional indebtedness that would put additional pressure on liquidity. Furthermore, we may agree to provide continuing service obligations or enter into other agreements in order to obtain certain regulatory approvals of our corporate transactions, and failure to satisfy these additional obligations could result in our failing to obtain regulatory approvals or the imposition of additional obligations on us, any of which could adversely affect our business, financial condition and results of operations. In addition, new legislation or additional regulations may affect or impair our ability to invest with or in certain other countries or require us to obtain regulatory approvals to do so, including investments in joint ventures, minority investments and outbound technology transfers to certain countries

Any cost saving initiatives or restructurings that we undertake may result in disruptions to our operations and may not deliver the results we expect, which may adversely affect our business.

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

As of March 29, 2019, our total indebtedness was $10.76 billion in aggregate principal, and we had $2.25 billion of additional borrowing availability under our revolving credit facility.

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

On December 22, 2017, the President of the United States of America signed the Tax Cuts and Jobs Act (the “2017 Act”), which includes a broad range of tax reform proposals affecting businesses, including a reduction in the U.S. federal corporate tax rate from 35% to 21%, a one-time mandatory deemed repatriation tax on earnings of certain foreign subsidiaries that were previously tax deferred, and a new minimum tax on certain foreign earnings. The 2017 Act significantly impacted our effective tax rate for fiscal year 2018 and also impacted our effective tax rate for the first, second and third quarters of fiscal 2019. Taxes due over a period of time as a result of the 2017 Act could be accelerated upon certain triggering events, including failure to pay such taxes when due. We have completed our analysis of the impact of the 2017 Act within the one-year measurement period allowed by the Securities and Exchange Commission. However, we may see future regulatory, administrative or legislative guidance which may further impact our effective tax rate.

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

We are subject to income taxes in the U.S. and certain foreign jurisdictions, and our determination of our tax liability is subject to review by applicable domestic and foreign tax authorities. For example, as we have previously disclosed, we are under examination by the Internal Revenue Service for certain fiscal years and in connection with that examination, we received statutory notices of deficiency seeking certain adjustments to income and have filed petitions with the U.S. Tax Court as disclosed in Part I, Item 1, Note 11, Income Tax Expense (Benefit), of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Although we believe our tax positions are properly supported, the final timing and resolution of any tax examinations are subject to significant uncertainty and could result in our having to pay significant amounts to the applicable tax authority in order to resolve examination of our tax positions, which could result in an increase or decrease of our current estimate of unrecognized tax benefits and may negatively impact our financial position, results of operations or cash flows.

If our technology infrastructure, systems or products are compromised, damaged or interrupted by cyber attacks, data security breaches, other security problems, security vulnerabilities or design defects, or sustain system failures, our operating results and financial condition could be adversely affected.

We experience cyber attacks of varying degrees on our technology infrastructure and systems and, as a result, unauthorized parties have obtained in the past, and may in the future obtain, access to our computer systems and networks, including cloud-based platforms. The technology infrastructure and systems of our suppliers, vendors, service providers, cloud solution providers and partners have in the past experienced and may in the future experience such attacks. Cyber attacks can include computer viruses, computer denial-of-service attacks, worms, and other malicious software programs or other attacks, covert introduction of malware to computers and networks, impersonation of authorized users, and efforts to discover and exploit any design flaws, bugs, security vulnerabilities or security weaknesses, as well as intentional or unintentional acts by employees or other insiders with access privileges, intentional acts of vandalism or fraud by third parties and sabotage. In some instances, efforts to correct vulnerabilities or prevent attacks may reduce the performance of our computer systems and networks, which could negatively impact our business. We believe cyber attack attempts are increasing in number and that cyber attackers are developing increasingly sophisticated systems and means to not only attack systems, but also to evade detection or to obscure their activities. Our products are also targets for cyber attacks, including those products utilized in cloud-based environments as well as our cloud service offerings. While some of our products contain encryption or security algorithms to protect third-party content or user-generated data stored on our products, these products could still be hacked or the encryption schemes could be compromised, breached, or circumvented by motivated and sophisticated attackers. We have agreed with certain customers and strategic partners, including TMC, to undertake certain commitments to promote information security, and we may be liable to TMC or such other parties if we fail to meet our cyber security commitments.

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

During the three months ended March 29, 2019, 41% of our revenue came from sales to our top 10 customers. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, often resulting in the allocation of risk to us as the supplier. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If we lose a key customer, if our sales to a key customer are prohibited by law, regulation or other government action, if any of our key customers reduce their orders of our products or require us to reduce our prices before we are able to reduce costs, if a customer is acquired by one of our competitors or if a key customer suffers financial hardship, our operating results and financial condition would likely be harmed.

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

Flash Ventures sells to and leases back from a consortium of financial institutions (“lessors”) a portion of its equipment and Flash Ventures has entered into equipment lease agreements, most of which we and TMC each guarantee half of the total outstanding obligations and some of which we guarantee in full for our share of the Flash Ventures investment. As of March 29, 2019, the portion of outstanding Flash Ventures’ lease obligations covered by our guarantees totaled approximately $1.42 billion, based upon the Japanese yen to U.S. dollar exchange rate at March 29, 2019. The equipment lease agreements contain covenants and cancellation events that are customary for Japanese lease facilities and that relate to Flash Ventures and each of the guarantors. Cancellation events relating to the guarantors include, among other things, an assignment of all or a substantial part of a guarantor’s business, a bankruptcy event involving a guarantor and acceleration of other monetary debts of a guarantor above a specified threshold.

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

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the quarter ended March 29, 2019.

Issuer Purchases of Equity Securities

There were no repurchases of shares of our common stock during the quarter ended March 29, 2019.

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
2.1
Agreement and Plan of Merger, dated as of October 21, 2015, among Western Digital Corporation, Schrader Acquisition Corporation and SanDisk Corporation (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on October 26, 2015)

3.1
Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 8, 2006)

3.2
Amended and Restated By-Laws of Western Digital Corporation, as amended effective as of May 2, 2018 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on May 7, 2018)

10.1	Offer Letter, dated April 1, 2019, to Robert Eulau†*
10.2
Amendment No. 9, dated as of April 29, 2019, to the Loan Agreement dated as of April 29, 2016, by and among Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the lenders party thereto and the other loan parties thereto†

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
(Principal Financial Officer)
Dated: May 6, 2019