Form 10-K
period 2019-06-28
WESTERN DIGITAL CORP
filed 2019-08-27
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 28, 2019
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☒	☐	☐	☐	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on December 28, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was $9.5 billion, based on the closing sale price as reported on the Nasdaq Global Select Market.
There were 296,003,875 shares of common stock, par value $0.01 per share, outstanding as of the close of business on August 14, 2019.

Documents Incorporated by Reference
Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2019 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the 2019 fiscal year. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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

WDC, a Delaware corporation, is the parent company of our data storage business. Our principal executive offices are located at 5601 Great Oaks Parkway, San Jose, California 95119. Our telephone number is (408) 717-6000.

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

  PART I

Item 1.Business

General

Western Digital Corporation (“Western Digital”) is a leading developer, manufacturer, and provider of data storage devices and solutions that address the evolving needs of the information technology (“IT”) industry and the infrastructure that enables the proliferation of data in virtually every other industry. We create environments for data to thrive. We are driving the innovation needed to help customers capture, preserve, access and transform an ever-increasing diversity of data. Everywhere data lives, from advanced data centers to mobile sensors to personal devices, our industry-leading solutions deliver the possibilities of data.

Our broad portfolio of technology and products address the following key end markets: Client Devices; Data Center Devices and Solutions; and Client Solutions. We also generate license and royalty revenue from our extensive intellectual property (“IP”), which is included in each of these three end market categories.

Founded in 1970 in Santa Ana, California and now headquartered in San Jose, California, Western Digital has one of the technology industry’s most valuable patent portfolios with more than 14,000 patents awarded worldwide. Since 2009, we have been a Standard & Poor’s 500 (“S&P 500”) company. We have a rich heritage of innovation and operational excellence, a wide range of IP assets and broad research and development (“R&D”) capabilities. The unabated growth and value of data continues, creating a global need for a larger and more capable storage infrastructure. Our devices and solutions are made using either rotating magnetic technology, hard disk drives (“HDD”), or semiconductor technology, referred to as flash-based memory (“flash”). We continue to transform ourselves to address this growth by providing the broadest range of storage technologies in the industry with a comprehensive product portfolio and global reach.

We enable cloud service providers to build more powerful, cost effective and efficient data centers. We have relationships with the full range of original equipment manufacturers (“OEM”) and data center customers currently addressing storage opportunities, such as storage subsystem suppliers, major server OEMs, Internet and social media infrastructure players, and personal computer (“PC”) and Mac™ OEMs. We have also built strong consumer brands by providing effective tools to manage fast-accumulating libraries of personal content. We market our products primarily under the HGST, SanDisk and WD brands. Our products are sold through distribution, retail and direct channels worldwide. We are a vertically integrated company with deep capabilities to transform disk drive and flash-based components into products and solutions. We operate a series of joint ventures with Toshiba Memory Corporation (“TMC”) that provide us with industry leading flash-based memory wafers that we use in our products (see “Ventures with Toshiba Memory” Section below).

We are well positioned to capitalize on the ongoing expansion in digital content generation and management. This fundamental trend is linked directly to commercial enterprises’ and consumers’ need for data storage and extraction of value from the data. The ways in which people and organizations are creating and using data are changing and the amount of data considered useful to store is expanding. More digital content is being stored and managed in a cloud environment on both HDDs and flash-based solid state drives (“SSDs”). With a focus on innovation and value creation, our goal is to grow through strong execution and targeted investments in data center infrastructure, mobility and the cloud.

Industry

We operate in the data storage and data management industry. Our devices and solutions provide a broad range of reliability, performance, storage capacity and data retention capabilities to our customers. The ability to capture and create value through the use of data analytics is increasingly important to our customers. In a connected global marketplace, across the data infrastructure, there has been a proliferation in the methods by and the rates at which content is generated, accessed, transformed, consumed and stored by end users. When combined with fast global networks, these trends create tremendous need for cost effective, high-performance and/or high-capacity storage solutions in edge and end-point use cases such as mobile, computing and consumer electronic devices, as well as in a wide range of storage systems, servers and data centers.

The growth in computing complexity, cloud computing applications, connected mobile devices and Internet connected products is driving unabated growth in the volume of digital content to be stored. This growth has led to a creation of new form factors for data storage. The storage industry is increasingly utilizing tiered architectures with HDDs, SSDs and other non-volatile memory-based storage to address an expanding set of uses and applications. We continuously monitor the advantages, disadvantages and advances of the full array of storage technologies, including reviewing these technologies with our customers, to ensure we are appropriately resourced to meet our customers’ storage needs. Storage solutions that hold large amounts of data are key enablers of the trends seen in the evolution of a data driven economy, underpinned by the increase of digital content creation, consumption and monetization. Our investments in a range of early stage companies made possible through Western Digital Capital Global enables us to monitor and lead key trends within our ecosystem.

We are a market and customer driven company, focused on growth, technology, innovation and value creation for our customers, employees and shareholders. We develop deep and collaborative relationships with our customers with a goal of enabling their continued success, an approach that has made us a trusted business partner in our served markets. As our portfolio of storage solutions expands further, we believe our customer engagement approach is one of the key factors that will help us continue to achieve strong financial performance over the long term. We continue to evolve our customer engagement and go-to-market model to address changing customer and market needs. We are well positioned to expand our value-creation model within an evolving and growing storage ecosystem with our diversified product platform and unique competitive advantages.

Competition

Our industry is highly competitive. We compete with manufacturers of HDDs and flash-based memory for client devices and solutions, and data center devices and solutions. In HDD, we compete with Seagate Technology plc and Toshiba Electronic Devices & Storage Corporation. In flash, we compete with vertically integrated suppliers such as Intel Corporation, Micron Technology, Inc., Samsung Electronics Co., Ltd., SK hynix, Inc., TMC and numerous smaller companies that assemble flash into products.

Business Strategy

Our overall strategy is to leverage our technology, innovation and execution capabilities to be an industry-leading and broad-based developer, manufacturer and provider of storage devices and solutions that support the infrastructure that has enabled the unabated proliferation of data. We believe we are the only company in the world with large-scale capabilities to develop and manufacture a portfolio of integrated data storage solutions that are based on both rotating magnetic and flash memory technologies. We strive to successfully execute our strategy through the following foundational elements in order to deliver the best outcome for our customers, partners, investors and employees:

•
Technology Leadership: We continue to innovate and develop advanced technologies across platforms for both HDD and flash to deliver timely new products and solutions to meet growing demands for scale, performance and cost efficiency in the market.

•
Broad Product Portfolio: We leverage our capabilities in firmware, software and systems in both HDD and flash to deliver compelling and differentiated integrated storage solutions to our customers that offer the best combinations of performance, cost, power consumption, form factor, quality and reliability, while creating new use cases for our solutions in emerging markets.

•
Operational Excellence: We are focused on delivering the best value for our customers in data center, client and consumer markets through a relentless focus on appropriately scaling our operations across both HDD and flash technologies to efficiently support business growth, achieving best in class cost, quality and cycle-time, maintaining industry leading manufacturing capabilities, and having a competitive advantage in supply-chain management.

Our strategy provides the following benefits, which distinguish us in the dynamic and competitive data storage industry:

•
differentiates us as the leading developer and manufacturer of integrated products and solutions based on both HDD and flash, making us a more strategic supply partner to our large-scale customers who have storage needs across the data infrastructure ecosystem;

•	enables scaling for efficiency and flexibility, allowing us to leverage our HDD and flash R&D and capital expenditures to deliver storage solutions to multiple markets;

•	results in continued diversification of our HDD and flash storage solutions portfolio and entry into additional growing adjacent markets; and

•	allows us to achieve strong financial performance, including healthy cash generation, thereby enabling organic and inorganic business investments and return of cash to shareholders.

Data Storage Solutions

We offer a broad line of data storage solutions to meet the evolving storage needs of end markets which include the following:

Client Devices

Client Devices consist of HDDs and SSDs for computing devices, such as desktop and notebook PCs, security surveillance systems, gaming consoles and set top boxes; flash-based embedded storage products for mobile phones, tablets, notebook PCs and other portable and wearable devices, automotive, Internet of Things (“IoT”), industrial and connected home applications; and flash-based memory wafers and components. Our HDDs and SSDs are designed for use in devices requiring high performance, reliability and capacity with various attributes such as low cost per GB, quiet acoustics, low power consumption and protection against shocks. Our embedded storage include custom embedded solutions and embedded flash products, such as our multi-chip package (“MCP”) solutions that combine flash-based and mobile dynamic random-access memory (“DRAM”) in an integrated package.

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

Client Solutions

Client Solutions consist of HDDs and SSDs embedded into external storage products and removable flash-based products, which include cards, universal serial bus (“USB”) flash drives and wireless drives. Our external HDD storage products in both mobile and desktop form factors provide affordable, high quality, reliable storage for backup and capacity expansion that are designed to keep digital content secure. We offer client portable SSDs with a range of capacities and performance characteristics to address a broad spectrum of the client storage market. Our removable cards are designed primarily for use in consumer devices, such as mobile phones, tablets, imaging systems, still cameras, action video cameras and security surveillance systems. Our USB flash drives are used in the computing and consumer markets and are designed for high-performance and reliability. Our wireless drive products allow in-field back up of created content, as well as wireless streaming of high-definition movies, photos, music and documents to tablets, smartphones and PCs.

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

Solid State Storage

Solid state storage products provide non-volatile data storage based on flash technology. We develop and manufacture solid state storage products in different form factors for a variety of different markets, including enterprise or cloud storage, client storage, automotive, mobile devices and removable memory devices.

Our solid state storage products utilize our captive flash-based technology which we develop and manufacture through our business ventures with TMC. We devote significant research and development resources to the development of highly reliable, high-performance, cost-effective flash-based technology. Over time, we have successfully developed and commercialized an increased number of storage bits per cell in an increasingly smaller form factor, further driving cost reductions. Following our introduction and commercialization in 2018 of products based on 4-bits-per-cell architectures (“QLC technology”) and on 3-dimensional flash technology (“3D NAND”), which we refer to as BiCS3, we started shipping products based on QLC and BiCS4 technologies in 2019. BiCS4 QLC technology delivers an industry-leading storage capacity of 1.33 terabits on a single chip. In addition, we implemented our advanced UFS and e.MMC interface in a new portfolio of advanced embedded flash drives to empower smartphone users to unlock the full potential of today’s data-driven applications and experiences. We also provide a range of embedded storage solutions for customers developing high-end, highly demanding, and data-intensive automotive applications.

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

HDD and flash-based product manufacturing are complex processes involving the production and assembly of precision components with narrow tolerances and rigorous testing. The manufacturing processes involve a number of steps that are dependent on each other and occur in “clean room” environments that demand skill in process engineering and efficient space utilization to control the operating costs of these manufacturing environments. We continually evaluate our manufacturing processes in an effort to increase productivity, sustain and improve quality and decrease manufacturing costs. We continually evaluate which steps in the manufacturing process would benefit from automation and how automated manufacturing processes can improve productivity and reduce manufacturing costs.

Substantially all of our flash-based supply requirements for our flash-based products is obtained from our business ventures with TMC, which provide us with leading-edge, high-quality and low-cost flash memory wafers. This represents our captive supply and we are obligated to take our share of the output from these ventures or pay the fixed costs associated with that capacity. See “Ventures with Toshiba Memory” below for additional information. While substantially all of our flash memory supply utilized for our products is purchased from these ventures, from time-to-time, we also purchase flash memory from other flash manufacturers, which we refer to as non-captive. While we do not unilaterally control the operations of our ventures with TMC, we believe that our business venture relationship with TMC helps us to reduce the costs of producing our products, increases our ability to control the quality of our products and speeds delivery of our products to our customers. Our vertically integrated manufacturing operations for our flash-based products are concentrated in three locations, with our business ventures with TMC located in Yokkaichi, Japan, and our in-house assembly and test operations located in Shanghai, China and Penang, Malaysia.

We also leverage the efficiencies of contract manufacturers when strategically advantageous. For a discussion of associated risks, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10‑K.

Materials and Supplies

HDD consists primarily of recording heads, magnetic media and a printed circuit board assembly. We design and manufacture substantially all of the recording heads and magnetic media required for our products. As a result, we are more dependent upon our own development and execution efforts and less reliant on recording head and magnetic media technologies developed by other manufacturers. We depend on an external supply base for all remaining components and materials for use in our HDD product design and manufacturing.

Our flash-based products consist of flash memory, controllers and firmwares. Substantially all of our flash-based memory is supplied by our business ventures with TMC. Controllers are primarily designed in-house and manufactured by third-party foundries or acquired from third-party suppliers. We believe the use of our in-house assembly and test facilities, as well as contract manufacturers, provides flexibility and gives us access to increased production capacity. We have developed deep relationships with these vendors and TMC to establish continuous supply of flash-based memory and controllers.

We generally retain multiple suppliers for our component requirements but in some instances use sole or single sources for business or technology reasons. Currently, we believe that there are no major issues with component availability. For a discussion of associated risks, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10‑K.

Ventures with Toshiba Memory

We and TMC currently operate three business ventures in 300-millimeter flash-based manufacturing facilities in Japan, which provide us leading-edge, cost-competitive flash-based memory wafers for our end products. Through Flash Partners Ltd., Flash Alliance Ltd., and Flash Forward Ltd., which we collectively refer to as Flash Ventures, we and TMC collaborate in the development and manufacture of flash-based memory wafers using semiconductor manufacturing equipment owned or leased by each of the Flash Venture entities. We hold a 49.9% ownership position in each of the Flash Venture entities. Each Flash Venture entity purchases wafers from TMC at cost and then resells those wafers to us and TMC at cost plus a mark-up. We are obligated to pay for variable costs incurred in producing our share of Flash Ventures’ flash-based memory wafer supply, based on our three month forecast, which generally equals 50% of Flash Ventures’ output. In addition, we are obligated to pay for half of Flash Ventures’ fixed costs regardless of the output we choose to purchase. We are also obligated to fund 49.9% to 50% of Flash Ventures’ capital investments to the extent that Flash Ventures’ operating cash flow is insufficient to fund these investments. We and TMC also collaborate on certain R&D activities in support of Flash Ventures.

The agreements governing the operations of the Flash Venture entities also set out a framework for any investment by the joint venture partners in flash manufacturing capacity. Since its inception, Flash Ventures has been based in a manufacturing site in Yokkaichi, Japan that is owned and operated by TMC. The Yokkaichi site currently includes five wafer fabrication facilities, the newest of which is known as “Y6.” We have jointly invested, and intend to continue to jointly invest, with TMC in manufacturing equipment for Y6. In May 2019, we entered into additional agreements to extend Flash Ventures to a new wafer fabrication facility, known as “K1.” K1 is currently under construction at a site in Kitakami, Iwate, Japan that is operated by Toshiba Memory Corporation Iwate, a wholly owned subsidiary of TMC. As with Y6, the primary purpose of K1 is to provide clean room space to continue the transition of existing flash-based wafer capacity to newer technology nodes.

For a discussion of risks associated with our business ventures with TMC, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10‑K.

Sales and Distribution

We maintain sales offices in selected parts of the world including the major geographies of the Americas, Asia Pacific, Europe and the Middle East. Our international sales, which include sales to foreign subsidiaries of U.S. companies but do not include sales to U.S. subsidiaries of foreign companies, represented 78%, 78% and 80% of our net revenue for 2019, 2018 and 2017, respectively. Sales to international customers are subject to certain risks not normally encountered in domestic operations, including exposure to tariffs and various trade regulations. For a discussion of associated risks, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10‑K.

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

Original Equipment Manufacturers. OEMs, including large-scale data center operators, system integrators and cloud customers who bundle, embed, or integrate our storage solutions, purchase our products either directly or through a contract manufacturer such as an original design manufacturer and assemble them into the devices they build. OEMs typically seek to qualify two or more providers for each generation of products and generally will purchase products from those vendors for the life of that product. Many of our OEM customers utilize just-in-time inventory management processes. As a result, for certain OEMs, we maintain a base stock of finished goods inventory in facilities located near or adjacent to the OEM’s operations. In addition, we sell directly to cloud infrastructure players as well as flash storage solutions to customers that offer our products under their own brand name in the retail market, which we also classify as OEMs.

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

For each of 2019, 2018 and 2017, no single customer accounted for 10% or more of our net revenue. For a discussion of associated risks, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10‑K. For additional information regarding revenue recognition and major customers, see Part II, Item 8, Note 1, Organization and Basis of Presentation and Note 10, Business Segment, Revenue Information, Geographic Information and Concentration of Risk, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K.

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

Service and Warranty

We generally warrant our newly manufactured products against defects in materials and workmanship from one to five years from the date of sale depending on the type of product, with a small number of products having a warranty ranging up to ten years or more. Our warranty obligation is generally limited to repair or replacement. We have engaged third parties in various countries in multiple regions to provide various levels of testing, processing, or recertification of returned products for our customers. For additional information regarding our service and warranty policy, see Part II, Item 8, Note 1, Organization and Basis of Presentation and Note 3, Supplemental Financial Statement Data, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

For a discussion of associated risks, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10‑K.

Employees

As of June 28, 2019, we employed a total of approximately 61,800 employees worldwide, excluding temporary employees and contractors. Many of our employees are highly skilled and our continued success depends in part upon our ability to attract and retain such employees. Accordingly, we offer employee benefit programs that we believe are, in the aggregate, competitive with those offered by our competitors.

While the substantial majority of our employees are not party to a collective bargaining agreement, a majority of our employees in Japan and China are subject to collective bargaining agreements. We consider our employee relations to be good. For a discussion of associated risks, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10‑K.

Corporate Responsibility and Sustainability

We believe responsible and sustainable business practices support our long-term success. As a company, we are deeply committed to protecting and supporting our people, our environment, and our communities. That commitment is reflected through sustainability-focused initiatives as well as day-to-day activities, including our adoption of sustainability-focused policies and procedures, our publicly-recognized focus on fostering an inclusive workplace, our constant drive toward more efficient use of materials and energy, our careful and active management of our supply chain, our community-focused volunteerism programs and philanthropic initiatives, and our impactful, globally-integrated ethics and compliance program.

•
We seek to protect the human rights and civil liberties of our employees through policies, procedures, and programs that avoid risks of compulsory and child labor, both within our company and throughout our supply chain.

•	We foster a workplace of dignity, respect, diversity, and inclusion through our recruiting and advancement practices, internal communications, and employee resource groups.

•
We educate our employees annually on relevant ethics and compliance topics, publish accessible guidance on ethical issues and related company resources in our Global Code of Conduct, and encourage reporting of ethical concerns through any of several global and local reporting channels.

•
We support local communities throughout the world, focusing on hunger relief, environmental quality, and STEM (science, technology, engineering, and math) education, especially for underrepresented and underprivileged youth.

•
We utilize a robust integrated management system, with associated policies and procedures, to evaluate and manage occupational health and safety risks, environmental compliance, and chemical and hazardous substance risks.

•	We innovate to reduce the energy used by our products, the energy used to manufacture them, and the amount of new materials required to manufacture them.

Available Information

We maintain an Internet website at www.wdc.com. The information on our website is not incorporated in this Annual Report on Form 10‑K. Our Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at www.wdc.com, free of charge, as soon as reasonably practicable after the electronic filing of these reports with, or furnishing of these reports to, the Securities and Exchange Commission (“SEC”). The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including us.

Item 1A.Risk Factors

Our business, financial condition and operating results can be affected by a number of risks and uncertainties, whether currently known or unknown, any one or more of which could, directly or indirectly, cause our actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. The risks and uncertainties discussed below are not the only ones facing our business, but represent risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business, financial condition, results of operations or the market price of our common stock.

Adverse global or regional conditions could harm our business, results of operations and financial condition.

A large portion of our revenue is derived from our international operations, and many of our products and components are produced overseas. As a result, our business, results of operations and financial condition depend significantly on global and regional conditions. Adverse changes in global or regional economic conditions, including, but not limited to, volatility in the financial markets, tighter credit, slower growth in certain geographic regions, political uncertainty, other macroeconomic factors, and changes to policies, rules and regulations, could significantly harm demand for our products, increase credit and collectability risks, result in revenue reductions, increase manufacturing and operating costs or result in impairment charges or other expenses.

Our revenue and future growth are significantly dependent on the growth of international markets, and we may face difficulties in entering or maintaining international sales markets. We are subject to risks associated with our global manufacturing operations and global marketing and sales efforts, as well as risks associated with our utilization of and reliance on contract manufacturers, including:

•	obtaining requisite governmental permits and approvals, compliance with foreign laws and regulations and changes in foreign laws and regulations;

•
the need to comply with regulations on international business, including the Foreign Corrupt Practices Act, the United Kingdom Bribery Act 2010, the anti-bribery laws of other countries and rules regarding conflict minerals;

•	copyright levies or similar fees or taxes imposed in European and other countries;

•	exchange, currency and tax controls and reallocations;

•	weaker protection of IP rights;

•
trade restrictions, such as export controls, export bans, embargoes, sanctions, license and certification requirements (including on encryption technology), new or increased tariffs and fees and complex customs regulations; and

•	difficulties in managing international operations, including appropriate internal controls.

As a result of these risks, our business, results of operations or financial condition could be adversely affected.

We rely substantially on our business ventures with Toshiba Memory Corporation (“TMC”) for the development and supply of flash-based memory, which subjects us to risks and uncertainties that could harm our business, financial condition and operating results.

We depend on our ventures with TMC to develop and manufacture our flash-based memory. We partner with TMC on the development of flash-based technology, including future generations of 3D NAND, as well as other non-volatile memory technology in support of Flash Ventures. Flash Ventures is subject to various risks that could harm the value of our investments, our revenue and costs, our future rate of spending, our technology plans and our future growth opportunities.

Substantially all of our flash-based memory is supplied by Flash Ventures, which limits our ability to respond to market demand and supply changes. A failure to accurately forecast demand could cause us to over-invest or under-invest in technology transitions or the expansion of Flash Ventures’ capacity. Over-investment by us or our competitors could result in excess supply, which could cause significant decreases in our product prices, significant excess, obsolete inventory or inventory write-downs or under-utilization charges, and the potential impairment of our investments in Flash Ventures. On the other hand, if we under-invest in Flash Ventures or otherwise grow or transition Flash Ventures’ capacity more slowly than we expect or than the rest of the industry, we may not have enough supply of the right type of memory or at all to meet demand on a timely and cost effective basis and we may lose opportunities for revenue, gross margin and market share as a result. If our supply is limited, we may make strategic decisions with respect to the allocation of our supply among our products and customers, and these strategic allocation decisions may result in less favorable gross margin or damage certain customer relationships. We are contractually obligated to pay for 50% of the fixed costs of Flash Ventures regardless of whether we purchase any wafers from Flash Ventures. Furthermore, purchase orders placed with Flash Ventures and under the foundry arrangements with TMC for up to three months are binding and cannot be canceled. Therefore, once our purchase decisions have been made, our production costs for flash memory are fixed, and we may be unable to reduce costs to match any subsequent declines in pricing or demand, which would harm our gross margin. Our limited ability to react to fluctuations in flash memory supply and demand makes our financial results particularly susceptible to variations from our forecasts and expectations.

Under the Flash Ventures agreements, we have limited power to unilaterally direct most of the activities that most significantly impact Flash Ventures’ performance and we have limited ability to source or fabricate flash-based memory outside of Flash Ventures. Lack of alignment with TMC with respect to Flash Ventures could adversely impact our ability to stay at the forefront of technological advancement and our investment in Flash Ventures and otherwise harm our business. Misalignment could arise due to changes in TMC’s strategic priorities and/or ownership, which has changed significantly recently and could continue to change. TMC’s stakeholders may include, or have included in the past, flash and HDD competitors, customers, a private equity firm and a bank owned by the Government of Japan. TMC’s ownership and capital structure could lead to delays in decision-making, disputes, or changes in strategic direction that could adversely impact Flash Ventures and/or adversely affect our business prospects, results of operations and financial condition. There may exist conflicts of interest between TMC’s stakeholders and Flash Ventures or us with respect to, among other things, protecting and growing Flash Ventures’ business, IP and competitively sensitive confidential information.

Flash Ventures requires significant investments by both TMC and us for technology transitions, including the transition to 3D NAND, and capacity expansions. TMC’s parent company, Toshiba Memory Holdings Corporation (“TMHC”), recently announced new financing in the amount of 1.2 trillion Japanese yen. TMHC’s financing agreements and/or its high level of debt could limit TMC’s ability to timely fund or finance investments in Flash Ventures or our joint development efforts, as well as limit Flash Ventures’ ability to enter into lease financings. To the extent that lease financings for Flash Ventures are not accessible on favorable terms or at all, more cash would be required to fund investments. If TMC does not or we do not provide sufficient resources, or have adequate access to credit, to timely fund investments in Flash Ventures, our investments could be delayed or reduced. Delayed or reduced investment in manufacturing capacity or R&D could harm Flash Ventures’ competitiveness and/or our investment in Flash Ventures. In addition, TMHC’s financing arrangements might be secured by TMC’s equity interests in Flash Ventures, permitting the lenders to foreclose on those equity interests under certain circumstances.

In May 2019, we entered into definitive agreements with TMC regarding a new 3D NAND wafer fabrication facility in Kitakami, Iwate, Japan, known as “K1.” Under the K1 agreement, we agreed to, among other things, fund 50% of K1’s initial production line. Output from the initial production line, which is expected in the first half of calendar year 2020, could be delayed, reduced or otherwise fail to meet our expectations. As K1 is located at a new manufacturing site, K1 could be particularly susceptible to delays and other challenges in the production ramp and yields, qualification of wafers, shipment of samples to customers and customer approval process. Further, although we intend to continue to jointly invest with TMC to ramp up manufacturing capacity at K1, there is no certainty as to when, and on what terms, we will do so. If and for so long as our share of the K1 capacity falls below a specified threshold, we will be responsible for bearing fixed costs associated with K1’s operations at that threshold, which could adversely affect our financial results.

We participate in a highly competitive industry that is subject to declining average selling prices (“ASPs”), volatile demand, rapid technological change and industry consolidation, all of which could adversely affect our operating results and financial condition.

Demand for our devices, software and solutions that we offer to our customers, which we refer to in this Item 1A as our “products”, depends in large part on the demand for systems (including personal computers (“PCs”) and mobile devices) manufactured by our customers and on storage upgrades to existing systems. The demand for systems has been volatile in the past and often has had an exaggerated effect on the demand for our products in any given period. The prices of our products are influenced by, among other factors, the balance between supply and demand in the storage market, including the effects of new fab capacity, macroeconomic factors, business conditions, technology transitions and other actions taken by us or our competitors. The storage market has experienced volatile product life cycles, which can adversely affect our ability to recover the cost of product development, and periods of excess capacity, which can lead to liquidation of excess inventories, significant reductions in ASPs and adverse impacts on our revenue and gross margins.

Further, our ASPs and gross margins tend to decline when there is a shift in the mix of product sales, and sales of lower priced products increase relative to those of higher priced products. Further, we face potential gross margin pressures resulting from our ASPs declining more rapidly than our cost of revenue. Rapid technological changes often reduce the volume and profitability of sales of existing products and increase the risk of inventory obsolescence. Finally, the data storage industry has experienced consolidation over the past several years. Further consolidation across the industry could enhance the capacity, abilities and resources and lower the cost structure of some of our competitors, causing us to be at a competitive disadvantage. These factors may result in significant shifts in market share among the industry’s major participants, including a substantial decrease in our market share, all of which could adversely impact our operating results and financial condition.

In addition, we compete based on our ability to offer our customers competitive solutions that provide the most current and desired products and service features. As we compete in new product areas, the overall complexity of our business may increase at an accelerated rate and may result in increases in R&D expenses and substantial investments in manufacturing capability, technology enhancements and go-to-market capability. We must also qualify our products with customers through potentially lengthy testing processes, which may result in delayed, reduced or lost product sales. Some of our competitors offer products and technologies that we do not offer and may be able to use their broader product and technology portfolio to win sales from us, and some of our customers may be developing storage solutions internally, which may reduce their demand for our products. We expect that competition will continue to be intense, and there is a risk that our competitors may be able to gain a product offering or cost structure advantage over us, which may result in a loss of business to us. Further, some of our competitors may utilize certain pricing strategies, including offering products at prices at or below cost, that we may be unable to competitively match. We may also have difficulty effectively competing with manufacturers benefitting from governmental investments.

If we do not properly manage technology transitions and product development and introduction, our competitiveness and operating results may be negatively affected.

The storage markets in which we offer our products continuously undergo technology transitions that we must anticipate and adapt our existing products or develop new products to address in a timely manner. If we fail to implement new technologies successfully, if we are slower than our competitors at implementing new technologies, or if our technology transitions or product development are more costly to complete than anticipated, we may not be able to offer products our customers desire and our costs may not remain competitive, which would harm revenues, our gross margin and operating results.

In addition, the success of our technology transitions and product development and introduction depends on a number of other factors, including:

•	R&D expenses and results;

•	difficulties faced in manufacturing ramp;

•	market acceptance/qualification;

•	effective management of inventory levels in line with anticipated product demand;

•	the vertical integration of some of our products, which may result in more capital expenditures and greater fixed costs than if we were not vertically integrated;

•	our ability to cost effectively respond to customer requests for new products or features and software associated with our products;

•	our ability to increase our software development capability; and

•	the effectiveness of our go-to-market capability in selling new products.

Moving to new technologies and products may require us to align to, and build, a new supply base. Our success in new product areas may be dependent in part on our ability to develop close relationships with new suppliers and on our ability to enter into favorable supply agreements. Where this cannot be done, our business and operations may be adversely affected. In addition, if our customers choose to delay transition to new technologies, if demand for the products that we develop is lower than expected or if the supporting technologies to implement these new technologies are not available, we may be unable to achieve the cost structure required to support our profit objectives or may be unable to grow or maintain our market position.

Additionally, new technologies and products could substitute for or replace our current technologies and products and make them obsolete. We also develop products to meet certain industry and technical standards, which may change. We could incur substantial costs as a result of shifts in technology and standards, such as adopting new standards or investing in different capital equipment or manufacturing processes to remain competitive.

For additional technology transition risks related to Flash Ventures, see the risk factor entitled “We rely substantially on our business ventures with Toshiba Memory Corporation (“TMC”) for the development and supply of flash-based memory, which subjects us to risks and uncertainties that could harm our business, financial condition and operating results.”

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

We are dependent on a limited number of qualified suppliers who provide critical materials or components, and a disruption in our supply chain, including a shortage in supply or a supplier’s failure to support us in a timely manner with goods or services at a quality level and cost acceptable to us, or supplier consolidation, could adversely affect our margins, revenues and operating results.

We depend on an external supply base for technologies, software (including firmware), preamps, controllers, DRAM, components, equipment and materials for use in our product design and manufacturing. We also depend on suppliers for a portion of our wafer testing, chip assembly, product assembly and product testing, and on service suppliers for providing technical support for our products. In addition, we use logistics partners to manage our just-in-time hubs, distribution centers and freight from suppliers to our factories and from our factories to our customers throughout the world. Many of the components and much of the equipment we acquire must be specifically designed to be compatible for use in our products or for developing and manufacturing our future products, and are only available from a limited number of suppliers, some of whom are our sole-source suppliers. We are therefore dependent on these suppliers to be able and willing to dedicate adequate engineering resources to develop components that can be successfully integrated into our products, technology and equipment.

From time to time, our suppliers have experienced difficulty meeting our requirements. If we are unable to purchase sufficient quantities from our current suppliers or qualify and engage additional suppliers, or if we cannot purchase materials at a reasonable price, we may not be able to meet demand for our products. Trade restrictions, including tariffs, quotas and embargoes, demand from other high volume industries for materials or components used in our products or shortages in other components and materials used in our customers’ products could result in increased costs to us or decreased demand for our products, which could negatively impact our operating results. Delays or cost increases experienced by our suppliers in developing or sourcing materials and components for use in our products or incompatibility or quality issues relating to our products, could also harm our financial results as well as business relationships with our customers.

We do not have long-term contracts with some of our existing suppliers, nor do we always have guaranteed manufacturing capacity with our suppliers and, therefore, we cannot guarantee that they will devote sufficient resources or capacity to manufacturing our products. Any significant problems that occur at our suppliers, or their failure to perform at the level we expect, could lead to product shortages or quality assurance problems, either of which would harm our operating results and financial condition. When we do have contractual commitments with component suppliers in an effort to increase and stabilize the supply of those components, those commitments may require us to buy a substantial number of components from the supplier or make significant cash advances to the supplier; however, these commitments may not result in a satisfactory increase or stabilization of the supply of such components and may cause us to have inadequate or excess component inventory, which could increase our operating costs and adversely affect our operating results.

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

As a result of our cost structure and strategy of vertical integration, we conduct our operations at large, high volume, purpose-built facilities in California and throughout Asia. The facilities of many of our customers, our suppliers and our customers’ suppliers are also concentrated in certain geographic locations throughout Asia and elsewhere. A fire, flood, earthquake, tsunami or other natural disaster, condition or event such as a power outage, terrorist attack, political instability, civil unrest, localized labor unrest or other employment issues, or a localized health risk that adversely affects any of these facilities, the employees, the technology infrastructure or logistics operators at these facilities, would significantly affect our ability to manufacture or sell our products and source components, which would result in a substantial loss of sales and revenue and a substantial harm to our operating results. In addition, the geographic concentration of our manufacturing sites could exacerbate the negative impacts resulting from any of these problems. A significant event that impacts any of our manufacturing sites, or the sites of our customers or suppliers, could adversely affect our ability to manufacture or sell our products, and our business, financial condition and results of operations could suffer.

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

We experience sales seasonality and cyclicality, which could cause our operating results to fluctuate. In addition, accurately forecasting demand has become more difficult, which could adversely affect our business and financial results or operating efficiencies.

Sales of computer systems, mobile devices, storage subsystems, gaming consoles and consumer electronics tend to be seasonal and subject to supply-demand cycles, and therefore we expect to continue to experience seasonality and cyclicality in our business as we respond to variations in supply dynamics and customer demand. Changes in seasonal and cyclical supply and demand patterns have made it, and could continue to make it, more difficult for us to forecast demand, especially as a result of the current macroeconomic environment. Changes in the product or channel mix of our business can also impact seasonal and cyclical patterns, adding complexity in forecasting demand. Seasonality and cyclicality also may lead to higher volatility in our stock price. It is difficult for us to evaluate the degree to which seasonality and cyclicality may affect our stock price or business in future periods because of the rate and unpredictability of product transitions, actions by competitors, new product introductions and macroeconomic conditions.

The variety and volume of products we manufacture are based in part on accurately forecasting market and customer demand for our products. Accurately forecasting demand has also become increasingly difficult for us, our customers and our suppliers due to volatility in global economic conditions and industry consolidation, resulting in less availability of historical market data for certain product segments. Further, for many of our OEMs utilizing just-in-time inventory, we do not generally require firm order commitments and instead receive a periodic forecast of requirements, which may prove to be inaccurate. In addition, because our products are designed to be largely interchangeable with competitors’ products, our demand forecasts may be impacted significantly by the strategic actions of our competitors. As forecasting demand becomes more difficult, the risk that our forecasts are not in line with demand increases. If our forecasts exceed actual market demand, we could experience periods of product oversupply, excess inventory, and price decreases, which could impact our sales, ASPs and gross margin, thereby adversely affecting our operating results and our financial condition. If market demand increases significantly beyond our forecasts or beyond our ability to add manufacturing capacity, then we may not be able to satisfy customer product needs, possibly resulting in a loss of market share if our competitors are able to meet customer demands. In addition, some of our components have long lead-times, requiring us to place orders several months in advance of anticipated demand. Such long lead-times increase the risk of excess inventory or loss of sales in the event our forecasts vary substantially from actual demand.

The loss of our key management, staff and skilled employees, the inability to hire and integrate new employees or decisions to realign our business could negatively impact our business prospects.

Our success depends upon the continued contributions of our key management, staff and skilled employees, many of whom would be extremely difficult to replace. Global competition for skilled employees in the technology related industry is intense, and our business success becomes increasingly dependent on our ability to retain our key staff and skilled employees, to implement succession plans for our key management and staff, to attract, integrate and retain new skilled employees, including employees from acquisitions, and to make decisions to realign our business to take advantage of efficiencies or reduce redundancies. Additionally, because a substantial portion of our key employees’ compensation is placed “at risk” and linked to the performance of our business, including through equity compensation, when our operating results are negatively impacted, we may be at a competitive disadvantage for retaining and hiring key management, staff and skilled employees versus other companies that may pay a relatively higher portion of base compensation. If we are unable to hire and retain key management, staff or skilled employees, our operating results would likely be harmed.

If we fail to identify, manage, complete and integrate acquisitions, investment opportunities or other significant transactions, which are a key part of our growth strategy, it may adversely affect our future results.

We seek to be an industry-leading developer, manufacturer and provider of innovative storage solutions, balancing our core hard drive and flash memory business with growing investments in newer areas that we believe will provide us with higher growth opportunities. Acquisitions of, investment opportunities in, or other significant transactions with companies that are complementary to our business are a key part of our overall business strategy. In order to pursue this part of our growth strategy successfully, we must continue to identify attractive acquisition or investment opportunities, successfully complete the transactions, some of which may be large and complex, and manage post-closing issues such as integration of the acquired company or employees. We may not be able to continue to identify or complete appealing acquisition or investment opportunities given the intense competition for these transactions. Even if we identify and complete suitable corporate transactions, we may not be able to successfully address any integration challenges in a timely manner, or at all. There may be difficulties with implementing new systems and processes or with integrating systems and processes of companies with complex operations, which could result in inconsistencies in standards, controls, procedures and policies and may increase the risk that our internal controls are found to be ineffective. Failing to successfully integrate or realign our business to take advantage of efficiencies or reduce redundancies of an acquisition may result in not realizing all or any of the anticipated benefits of the acquisition. In addition, failing to achieve the financial model projections for an acquisition or changes in technology development and related roadmaps following an acquisition may result in the incurrence of impairment charges and other expenses, both of which could adversely impact our results of operations or financial condition. Acquisitions and investments may also result in the issuance of equity securities that may be dilutive to our shareholders and the issuance of additional indebtedness that would put additional pressure on liquidity. Furthermore, we may agree to provide continuing service obligations or enter into other agreements in order to obtain certain regulatory approvals of our corporate transactions, and failure to satisfy these additional obligations could result in our failing to obtain regulatory approvals or the imposition of additional obligations on us, any of which could adversely affect our business, financial condition and results of operations. In addition, new legislation or additional regulations may affect or impair our ability to invest with or in certain other countries or require us to obtain regulatory approvals to do so, including investments in joint ventures, minority investments and outbound technology transfers to certain countries.

Any cost saving initiatives, restructurings or divestitures that we undertake may result in disruptions to our operations and may not deliver the results we expect, which may adversely affect our business.

From time to time, we engage in cost saving initiatives, restructurings and divestitures that may result in workforce reduction and consolidation of our manufacturing or other facilities. As a result of these actions, we may experience a loss of continuity, loss of accumulated knowledge, disruptions to our operations and inefficiency during transitional periods. These actions could also impact employee retention. In addition, we cannot be sure that these actions will be as successful in reducing our overall expenses as we expect, that additional costs will not offset any such reductions or consolidations or that we do not forego future business opportunities as a result of these actions. If our operating costs are higher than we expect or if we do not maintain adequate control of our costs and expenses, our operating results could be adversely affected.

Our high level of debt may adversely impact our liquidity, restrict our operations and ability to respond to business opportunities, and increase our vulnerability to adverse economic and industry conditions.

As of June 28, 2019, our total indebtedness was $10.69 billion in aggregate principal, and we had $2.25 billion of additional borrowing availability under our revolving credit facility.

Our high level of debt could have significant consequences, which include, but are not limited to, the following:

•	limiting our ability to obtain additional financing for working capital, capital expenditures, acquisitions or other general corporate purposes;

•	requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes;

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

Our ability to meet the debt service obligations and to comply with our debt covenants depends on our cash flows and financial performance, which are affected by financial, business, economic and other factors. Failure to meet our debt service obligations or comply with our debt covenants could result in an event of default under the applicable indebtedness. We may be unable to cure, or obtain a waiver of, an event of default or otherwise amend our debt agreements to prevent an event of default thereunder on terms acceptable to us or at all. In that event, the debt holders could accelerate the related debt, which may result in the cross-acceleration or cross-default of other debt, leases or other obligations. We may not have sufficient funds available to repay accelerated indebtedness, and we may be required to refinance all or part of our debt, sell important strategic assets at unfavorable prices, incur additional indebtedness or issue common stock or other equity securities, which we may be unable to do on terms acceptable to us, in amounts sufficient to meet our needs or at all. Our inability to service our debt obligations or refinance our debt could have a material adverse effect on our business, operating results and financial condition. Further, if we are unable to repay, refinance or restructure our secured indebtedness, the holder of such debt could proceed against the collateral securing that indebtedness. Refinancing our indebtedness may also require us to expense previous debt issuance costs or to incur new debt issuance costs.

As our bank debt contains a variable interest rate component based on our corporate credit ratings, a decline in our ratings could result in increased interest rates and debt service obligations. In addition, our ratings impact the cost and availability of future borrowings and, accordingly, our cost of capital. Our ratings reflect the opinions of the ratings agencies as to our financial strength, operating performance and ability to meet our debt obligations. There can be no assurance that we will achieve a particular rating or maintain a particular rating in the future.

Our credit agreement uses LIBOR as a reference rate for our term loans and revolving credit facility, such that the applicable interest rate may, at our option, be calculated based on LIBOR. In July 2017, the U.K.’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. In April 2018, the Federal Reserve Bank of New York began publishing a Secured Overnight Funding Rate, which is intended to replace U.S. dollar LIBOR. Plans for alternative reference rates for other currencies have also been announced. At this time, we cannot predict how markets will respond to these proposed alternative rates or the effect of any changes to LIBOR or the discontinuation of LIBOR. If LIBOR is no longer available or if our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows.

We may from time to time seek to further refinance our substantial indebtedness by issuing additional shares of common stock, which may dilute our existing shareholders, reduce the value of our common stock, or both.

Tax matters may materially affect our financial position and results of operations.

Changes in tax laws in the United States, the European Union and around the globe have impacted and will continue to impact our effective worldwide tax rate, which may materially affect our financial position and results of operations. Further, organizations such as the Organization for Economic Cooperation and Development, have published action plans that, if adopted by countries where we do business, could increase our tax obligations in these countries. Due to the large scale of our U.S. and international business activities, many of these enacted and proposed changes to the taxation of our activities could increase our worldwide effective tax rate and harm our financial position and results of operations. Additionally, portions of our operations are subject to a reduced tax rate or are free of tax under various tax holidays that expire in whole or in part from time to time, or may be terminated if certain conditions are not met. Although many of these holidays may be extended when certain conditions are met, we may not be able to meet such conditions. If the tax holidays are not extended, or if we fail to satisfy the conditions of the reduced tax rate, then our effective tax rate could increase in the future.

Our determination of our tax liability in the U.S. and other jurisdictions is subject to review by applicable domestic and foreign tax authorities. For example, as disclosed in Part II, Item 8, Note 13, Income Tax Expense, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, we are under examination by the Internal Revenue Service for certain fiscal years and in connection with that examination, we received statutory notices of deficiency seeking certain adjustments to income and have filed petitions with the U.S. Tax Court. Although we believe our tax positions are properly supported, the final timing and resolution of any tax examinations are subject to significant uncertainty and could result in litigation or the payment of significant amounts to the applicable tax authority in order to resolve examination of our tax positions, which could result in an increase or decrease of our current estimate of unrecognized tax benefits and may negatively impact our financial position, results of operations or cash flows.

Sales in the distribution channel and to the retail market are important to our business, and if we fail to respond to demand changes within these markets, or maintain and grow our applicable market share, our operating results could suffer.

Our distribution customers typically sell to small computer manufacturers, dealers, systems integrators and other resellers. We face significant competition in this channel as a result of limited product qualification programs and a significant focus on price and availability of product. In addition, the PC market is experiencing a shift to notebook and other mobile devices and, as a result, more computing devices are being delivered to the market as complete systems, which could weaken the distribution market. If we fail to respond to changes in demand in the distribution market, our operating results could suffer. Additionally, if the distribution market weakens as a result of a slowing PC growth rate, technology transitions or a significant change in consumer buying preference, or if we experience significant price declines due to demand changes in the distribution channel, our operating results would be adversely affected. Negative changes in the credit-worthiness or the ability to access credit, or the bankruptcy or shutdown of any of our significant retail or distribution partners would harm our revenue and our ability to collect outstanding receivable balances.

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

During the fiscal year ended June 28, 2019, 45% of our revenue came from sales to our top 10 customers. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, often resulting in the allocation of risk to us as the supplier. Our ability to maintain strong relationships with our principal customers is essential to our future performance. We have experienced and may in the future experience events such as the loss of a key customer, prohibition or restriction of sales to a key customer by law, regulation or other government action, reductions in orders of our products by a key customer, customer requirements to reduce our prices before we are able to reduce costs or the acquisition of a key customer by one of our competitors. These events would likely harm our operating results and financial condition.

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

Our quarterly operating results may be subject to significant fluctuations as a result of a number of other factors including:

•	weakness in demand for one or more product categories;

•	the timing of orders from and shipment of products to major customers or loss of major customers;

•	our product mix;

•	reductions in the ASPs of our products and lower margins;

•	excess output, capacity or inventory, resulting in lower ASPs, financial charges or impairments, or insufficient output, capacity or inventory, resulting in lost revenue opportunities;

•	inability to successfully implement technology transitions or other technology developments, or other failure to reduce product costs to keep pace with reduction in ASPs;

•	manufacturing delays or interruptions;

•	delays in design wins or customer qualifications, acceptance by customers of competing products in lieu of our products;

•	variations in the cost of and lead times for components for our products, disruptions of our supply chain;

•	increase in costs due to warranty claims; and

•	higher costs as a result of currency exchange rate fluctuations.

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

If our technology infrastructure, systems or products are compromised, damaged or interrupted by cyber attacks, data security breaches, other security problems, design defects or sustain system failures, our operating results and financial condition could be adversely affected.

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

Our products are also targets for cyber attacks, including those products utilized in cloud-based environments as well as our cloud service offerings. While some of our products contain encryption or security algorithms to protect third-party content or user-generated data stored on our products, these products could still be hacked or the encryption schemes could be compromised, breached, or circumvented by motivated and sophisticated attackers. Further, our products contain sophisticated hardware and operating system software and applications that may contain security problems, security vulnerabilities, or defects in design or manufacture, including “bugs” and other problems that could interfere with the intended operation of our products. To the extent our products are hacked or the encryption schemes are compromised or breached, this could harm our business by requiring us to employ additional resources to fix the errors or defects, exposing us to litigation and indemnification claims and hurting our reputation.

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

We are subject to laws, rules, and regulations relating to the collection, use, sharing, and security of third-party data including personal data, and our failure to comply with these laws, rules and regulations could subject us to proceedings by governmental entities or others and cause us to incur penalties, significant legal liability, or loss of customers, loss of revenue, and reputational harm.

We are subject to laws, rules, and regulations relating to the collection, use, and security of third-party data including data that relates to or identifies an individual person. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, and among us, our subsidiaries and other parties with which we have commercial relations. Our possession and use of third-party data, including personal data and employee data in conducting our business, subjects us to legal and regulatory burdens that may require us to notify vendors, customers or employees or other parties with which we have commercial relations of a data security breach and to respond to regulatory inquiries and to enforcement proceedings. Global privacy and data protection legislation, enforcement, and policy activity in this area are rapidly expanding and evolving, and may be inconsistent from jurisdiction to jurisdiction. Compliance requirements and even our inadvertent failure to comply with applicable laws may cause us to incur substantial costs, subject us to proceedings by governmental entities or others, and cause us to incur penalties or other significant legal liability, or lead us to change our business practices.

We are subject to risks related to product defects, which could result in product recalls or epidemic failures and could subject us to warranty claims in excess of our warranty provisions or which are greater than anticipated, litigation or indemnification claims.

We warrant the majority of our products for periods of one to five years. We test our products in our manufacturing facilities through a variety of means. However, our testing may fail to reveal defects in our products that may not become apparent until after the products have been sold into the market. In addition, our products may be used in a manner that is not intended or anticipated by us, resulting in potential liability. Accordingly, there is a risk that product defects will occur, including as a result of third-party components or applications that we incorporate in our products, which could require a product recall. Product recalls can be expensive to implement. As part of a product recall, we may be required or choose to replace the defective product. Moreover, there is a risk that product defects may trigger an epidemic failure clause in a customer agreement. If an epidemic failure occurs, we may be required to replace or refund the value of the defective product and to cover certain other costs associated with the consequences of the epidemic failure. In addition, product defects, product recalls or epidemic failures may cause damage to our reputation or customer relationships, lost revenue, indemnification for a recall of our customers’ products, warranty claims, litigation or loss of market share with our customers, including our OEM and original design manufacturers (“ODM”) customers. Our business liability insurance may be inadequate or future coverage may be unavailable on acceptable terms, which could adversely impact our operating results and financial condition.

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

We are subject to state, federal and international legal and regulatory requirements, such as environmental, labor, trade, health, safety, anti-corruption and tax regulations, customers’ standards of corporate citizenship, and industry and coalition standards, such as those established by the Responsible Business Alliance (“RBA”), and compliance with those requirements could cause an increase in our operating costs and failure to comply may harm our business.

We are subject to, and may become subject to additional, state, federal and international laws and regulations governing our environmental, labor, trade, health, safety, anti-corruption and tax practices. These laws and regulations, particularly those applicable to our international operations, are or may be complex, extensive and subject to change. We will need to ensure that we and our suppliers, customers and partners timely comply with such laws and regulations, which may result in an increase in our operating costs. Legislation has been, and may in the future be, enacted in locations where we manufacture or sell our products, which could impair our ability to conduct business in certain jurisdictions or with certain customers and harm our operating results. In addition, climate change and financial reform legislation is a significant topic of discussion and has generated and may continue to generate federal, international or other regulatory responses in the near future. If we or our suppliers, customers or partners fail to timely comply with applicable legislation, certain customers may refuse to purchase our products or we may face increased operating costs as a result of taxes, fines or penalties, or legal liability and reputational damage, which could have a material adverse effect on our business, operating results and financial condition.

In connection with our compliance with environmental laws and regulations, as well as our compliance with industry and coalition environmental initiatives, such as those established by the RBA, the standards of business conduct required by some of our customers, and our commitment to sound corporate citizenship in all aspects of our business, we could incur substantial compliance and operating costs and be subject to disruptions to our operations and logistics. In addition, if we or our suppliers, customers or partners were found to be in violation of these laws or noncompliant with these initiatives or standards of conduct, we could be subject to governmental fines, liability to our customers and damage to our reputation and corporate brand, which could cause our financial condition and operating results to suffer.

We and certain of our officers are at times involved in litigation, investigations and governmental proceedings, which may be costly, may divert the efforts of our key personnel and could result in adverse court rulings, fines or penalties, which could materially harm our business.

We are involved in litigation, including antitrust and commercial matters, putative securities class action suits and other actions. We are the plaintiff in some of these actions and the defendant in others. Some of the actions seek injunctive relief, including injunctions against the sale of our products, and substantial monetary damages, which if granted or awarded, could materially harm our business, financial condition and operating results. From time to time, we may also be the subject of inquiries, requests for information, investigations and actions by government and regulatory agencies regarding our businesses. Any such matters could result in material adverse consequences to our results of operations, financial condition or ability to conduct our business, including fines, penalties or restrictions on our business activities.

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

Flash Ventures sells to and leases back a portion of its equipment from a consortium of financial institutions. Most of the lease obligations are guaranteed 50% by us and 50% by TMC. Some of the lease obligations are guaranteed in full by us. As of June 28, 2019, the portion of outstanding obligations covered by our guarantees totaled approximately $1.58 billion, based upon the Japanese yen to U.S. dollar exchange rate at June 28, 2019. The leases are subject to customary covenants and cancellation events that relate to Flash Ventures and each of the guarantors. Cancellation events include, among other things, an assignment of all or a substantial part of a guarantor’s business and acceleration of other monetary debts of Flash Ventures or a guarantor above a specified threshold. If a cancellation event were to occur, Flash Ventures would be required to negotiate a resolution with the other parties to the lease transactions to avoid cancellation and acceleration of the lease obligations. Such resolution could include, among other things, supplementary security to be supplied by us, increased interest rates or waiver fees. If a resolution is not reached, we may be required to pay all of the outstanding lease obligations covered by our guarantees, which would significantly reduce our cash position and may force us to seek additional financing, which may not be available on terms acceptable to us, if at all.

Any decisions to reduce or discontinue paying cash dividends to our shareholders or to reduce or discontinue repurchases of shares of our common stock pursuant to our previously announced stock repurchase program could cause the market price for our common stock to decline.

We may modify, suspend or cancel our cash dividend policy in any manner and at any time. In addition, we may start, stop or vary repurchases of shares of our common stock as we deem appropriate and as market conditions allow. Any reduction or discontinuance by us of the payment of quarterly cash dividends or the repurchases of our common stock pursuant to our stock repurchase program could cause the market price of our common stock to decline. Moreover, in the event our payment of quarterly cash dividends or repurchases of shares of our common stock are reduced or discontinued, our failure or inability to resume paying cash dividends or repurchasing shares of our common stock at historical levels could cause the market price of our common stock to decline.

Fluctuations in currency exchange rates as a result of our international operations may negatively affect our operating results.

Because we manufacture and sell our products abroad, our revenue, cost of revenue, margins, operating costs and cash flows are impacted by fluctuations in foreign currency exchange rates. If the U.S. dollar exhibits sustained weakness against most foreign currencies, the U.S. dollar equivalents of unhedged manufacturing costs could increase because a significant portion of our production costs are foreign-currency denominated. Conversely, there would not be an offsetting impact to revenues since revenues are substantially U.S. dollar denominated. Additionally, we negotiate and procure some of our component requirements in U.S. dollars from non-U.S. based vendors. If the U.S. dollar weakens against other foreign currencies, some of our component suppliers may increase the price they charge for their components in order to maintain an equivalent profit margin. In addition, our purchases of flash-based memory from Flash Ventures and our investment in Flash Ventures are denominated in Japanese yen. If the Japanese yen appreciates against the U.S. dollar, our cost of purchasing flash-based memory wafers and the cost to us of future capital funding of Flash Ventures would increase. If any of these events occur, they could have a negative impact on our operating results.

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

We attempt to manage the impact of foreign currency exchange rate changes by, among other things, entering into short-term, foreign exchange contracts. However, these contracts may not cover our full exposure, and can be canceled by the counterparty if currency controls are put in place. Thus, our decisions and hedging strategy with respect to currency risks may not be successful and harm our operating results. Further, the ability to enter into foreign exchange contracts with financial institutions is based upon our available credit from such institutions and compliance with covenants and other restrictions. Operating losses, third party downgrades of our credit rating or instability in the worldwide financial markets could impact our ability to effectively manage our foreign currency exchange rate risk. Hedging also exposes us to the credit risk of our counterparty financial institutions.

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

We have made and continue to make a number of estimates and assumptions relating to our consolidated financial reporting. The highly technical nature of our products and the rapidly changing market conditions with which we deal means that actual results may differ significantly from our estimates and assumptions. These changes have impacted our financial results in the past and may continue to do so in the future. Key estimates and assumptions for us include:

•	price protection adjustments and other sales promotions and allowances on products sold to retailers, resellers and distributors;

•	inventory adjustments for write-down of inventories to lower of cost or net realizable value;

•	testing of goodwill and other long-lived assets for impairment;

•	accruals for product returns;

•	accruals for litigation and other contingencies;

•	liabilities for unrecognized tax benefits; and

•	provisional estimates related to tax reform.

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

•
announcements of technological innovations or new products by us or our competitors, which may decrease the volume and profitability of sales of our existing products and increase the risk of inventory obsolescence;

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

Given the international footprint of our business, we have both domestic and international cash balances. From time to time, our investment portfolio may include various holdings, security types, and maturities. Our investment portfolio is subject to general credit, liquidity, market, political, sovereign and interest rate risks, which may be exacerbated by unusual events that affect global financial markets. Our investment portfolio may include investment grade corporate securities, bank deposits, asset backed securities and U.S. government and agency securities. If global credit and equity markets experience prolonged periods of decline, or if there is a downgrade of the U.S. government credit rating due to an actual or threatened default on government debt, our investment portfolio may be adversely impacted and we could determine that our investments may experience an other-than-temporary decline in fair value, requiring impairment charges that could adversely affect our financial results. A failure of any of these financial institutions in which deposits exceed Federal Deposit Insurance Corporation (FDIC) limits could also have an adverse impact on our financial position.

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

Item 1B.Unresolved Staff Comments

Not applicable.

Item 2.Properties

Our principal executive offices are located in San Jose, California. Our leased facilities are occupied under leases that expire at various times through 2034. Our principal manufacturing, R&D, marketing and administrative facilities as of June 28, 2019 were as follows:

Location	Buildings Owned or Leased	Approximate Square Footage	Description
United States
California
Fremont	Leased	290,000	Manufacturing of head wafers and R&D
Irvine	Leased	490,000	R&D, administrative, marketing and sales
Milpitas	Owned	589,000	R&D, marketing and sales, and administrative
San Jose	Owned and Leased	2,750,000	Manufacturing of head wafers, head, media and product development, R&D, administrative, marketing and sales
Colorado
Longmont	Leased	62,000	R&D
Minnesota
Rochester	Leased	121,000	Product development
Asia
China
Shanghai	Owned	774,000	Assembly and test of SSDs
Shenzhen	Owned and Leased	567,000	Manufacturing of media
Japan
Fujisawa	Owned	661,000	Product development
Malaysia
Johor	Owned	277,000	Manufacturing of substrates
Kuala Lumpur	Owned	146,000	R&D
Kuching	Owned	285,000	Manufacturing and development of substrates
Penang	Owned	1,664,000	Assembly and test of SSDs, manufacturing of media, and R&D
Philippines
Laguna	Owned	632,000	Manufacturing of HGAs and slider fabrication
Thailand
Bang Pa-In	Owned	1,577,000	Slider fabrication, manufacturing of HDDs and HGAs, and R&D
Prachinburi	Owned	838,000	Manufacturing of HDDs
India
Bangalore	Owned and Leased	638,000	R&D and marketing
Middle East
Israel
Kfar Saba	Owned	167,000	R&D and marketing
Tefen	Owned	64,000	R&D and marketing

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

Item 3.Legal Proceedings

For a description of our legal proceedings, see Part II, Item 8, Note 16, Legal Proceedings, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, which is incorporated by reference in response to this item.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is listed on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “WDC.” The approximate number of holders of record of our common stock as of August 14, 2019 was 947.

Repurchases of Equity Securities
There were no repurchases by us of shares of our common stock during the quarter ended June 28, 2019.

Stock Performance Graph

The following graph compares the cumulative total stockholder return of our common stock with the cumulative total return of the S&P 500 Index and the Dow Jones U.S. Technology Hardware & Equipment Index for the five years ended June 28, 2019. The graph assumes that $100 was invested in our common stock at the close of market on June 27, 2014 and that all dividends were reinvested. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

TOTAL RETURN TO STOCKHOLDERS
(Assumes $100 investment on June 27, 2014)

Total Return Analysis

	June 27, 2014	July 3, 2015	July 1, 2016	June 30, 2017	June 29, 2018	June 28, 2019
Western Digital Corporation	$100.00	$88.77	$52.89	$103.62	$92.72	$59.52
S&P 500 Index	$100.00	$107.42	$111.71	$131.70	$150.64	$166.33
Dow Jones U.S. Technology Hardware & Equipment Index	$100.00	$113.29	$104.58	$147.70	$192.40	$207.45

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

Item 6.Selected Financial Data

Financial Highlights

This selected consolidated financial data should be read together with the Consolidated Financial Statements and related Notes contained in this Annual Report on Form 10‑K, as well as the section of this Annual Report on Form 10‑K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	June 28, 2019	June 29, 2018	June 30, 2017	July 1, 2016	July 3, 2015
	(in millions, except per share and employee data)
Revenue, net	$16,569	$20,647	$19,093	$12,994	$14,572
Gross profit	3,752	7,705	6,072	3,435	4,221
Net income (loss)	(754)	675	397	242	1,465

Income (loss) per common share:
Basic	$(2.58)	$2.27	$1.38	$1.01	$6.31
Diluted	$(2.58)	$2.20	$1.34	$1.00	$6.18

Cash dividends declared per common share	$2.00	$2.00	$2.00	$2.00	$1.80

Working capital	$4,660	$6,182	$6,712	$5,635	$5,275
Total assets	$26,370	$29,235	$29,860	$32,862	$15,170
Long-term debt	$10,246	$10,993	$12,918	$13,660	$2,149
Shareholders’ equity	$9,967	$11,531	$11,418	$11,145	$9,219

Number of employees (1)	61,800	71,600	67,600	72,900	76,400

(1)	Excludes temporary employees and contractors.

Results for Tegile Systems, Inc., Upthere, Inc., SanDisk Corporation and Amplidata NV, which were acquired on September 15, 2017, August 25, 2017, May 12, 2016 and March 9, 2015, respectively, are included in our operating results only after their respective dates of acquisition.

Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Our Company

We are a leading developer, manufacturer and provider of data storage devices and solutions that address the evolving needs of the information technology (“IT”) industry and the infrastructure that enables the proliferation of data in virtually every other industry. We create environments for data to thrive. We drive the innovation needed to help customers capture, preserve, access and transform an ever-increasing diversity of data. Everywhere data lives, from advanced data centers to mobile sensors to personal devices, our industry-leading solutions deliver the possibilities of data.

Our broad portfolio of technology and products address the following key end markets: Client Devices; Data Center Devices and Solutions; and Client Solutions. We also generate license and royalty revenue from our extensive intellectual property (“IP”), which is included in each of these three end market categories.

Our fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every five to six years, we report a 53-week fiscal year to align the fiscal year with the foregoing policy. Fiscal years 2019, which ended on June 28, 2019, 2018, which ended on June 29, 2018, and 2017, which ended on June 30, 2017, are each comprised of 52 weeks, with all quarters presented consisting of 13 weeks. Fiscal year 2020, which ends on July 3, 2020, will be comprised of 53 weeks, with the first quarter consisting of 14 weeks and the remaining quarters consisting of 13 weeks each.

Key Developments

Flash Ventures

Through our three business ventures with Toshiba Memory Corporation (“TMC”), referred to as “Flash Ventures”, we and TMC operate flash-based memory wafer manufacturing facilities in Japan. We are obligated to pay for variable costs incurred in producing our share of Flash Ventures’ flash-based memory wafer supply, based on our three month forecast, which generally equals 50% of Flash Ventures’ output. In addition, we are obligated to pay for half of Flash Ventures’ fixed costs regardless of the output we choose to purchase. We are also obligated to fund 49.9% to 50% of Flash Ventures’ capital investments to the extent that Flash Ventures’ operating cash flow is insufficient to fund these investments.

Since its inception, Flash Ventures has been based in a manufacturing site in Yokkaichi, Japan, which currently includes five wafer fabrication facilities. In May 2019, we entered into additional agreements with TMC to extend Flash Ventures to a new wafer fabrication facility, known as “K1,” located in Kitakami, Japan. The primary purpose of K1 is to provide clean room space to continue the transition of existing flash-based wafer capacity to newer technology nodes. Output from the initial production line at K1 is expected in the second half of fiscal year 2020. Meaningful output from K1 is not expected to begin until the first half of fiscal year 2021. Our share of the initial commitment for K1 is expected to result in equipment investments, relocation costs and start-up costs totaling approximately $660 million, to be incurred primarily through the second half of fiscal year 2020. We also agreed to prepay an aggregate of approximately $360 million over a 3-year period beginning in the first half of fiscal year 2020 toward K1 building depreciation, to be credited against future wafer charges.

The flash industry is characterized by cyclicality as it responds to variations in customers’ demand for products and manages production capacity to meet that demand. As technology conversions have matured and manufacturing yields have improved, flash supply has increased relative to demand. As a result, average selling price per gigabyte of flash-based products has declined in recent quarters.

Flash Ventures has historically operated near 100% of its manufacturing capacity. As a result of flash business conditions, we chose to temporarily reduce our utilization of our share of Flash Ventures’ manufacturing capacity at the Yokkaichi site to an abnormally low level through the end of fiscal year 2019 to more closely align our flash-based wafer supply with the projected demand. As a result of this temporary reduction to abnormally low production levels, we incurred costs of $264 million associated with the reduction in utilization, which was recorded as a charge to cost of revenue in the year ended June 28, 2019.

Production levels at the Yokkaichi site have also been reduced as a result of an unexpected power outage incident that occurred in the Yokkaichi region on June 15, 2019. The power outage incident impacted the facilities and process tools and resulted in the damage of flash wafers in production. We expect the incident to result in a reduction of our flash wafer availability of less than 6 exabytes, the majority of which is expected to be contained in the first quarter of fiscal year 2020. As a result of this power outage incident, we incurred aggregate charges of $145 million recorded in cost of revenue for the year ended June 28, 2019, which primarily consisted of the write-off of damaged inventory and unabsorbed manufacturing overhead costs. We expect additional charges of less than $100 million to be recorded in cost of revenue by the end of the first quarter of fiscal 2020. We are pursuing recovery of our losses associated with this event; however, the amount of any recovery cannot be estimated at this time.

Cost and Expense Reduction Actions

During fiscal 2019, we implemented actions to better align our cost and expense structure to near-term business conditions. These actions included accelerating the closure of our HDD manufacturing facility in Kuala Lumpur, Malaysia, reducing other HDD manufacturing costs and other measures to reduce our costs and expenses. We incurred costs of $166 million for the year ended June 28, 2019 in connection with the implementation of these actions and we expect to reduce costs of revenue and operating expenses by $800 million on an annualized basis. The reductions are split approximately equally between cost of revenue and operating expenses. The level of our cost of revenue and operating expenses in any particular period may vary based on differing levels of incentive cash compensation, payroll tax increases, and unexpected or non-recurring costs or expenses, as well as the impact of a 14th week in the first quarter of fiscal 2020.

Results of Operations

Summary Comparison of 2019, 2018 and 2017

The following table sets forth, for the periods presented, selected summary information from our Consolidated Statements of Operations by dollars and percentage of net revenue(1):

	2019		2018		2017
	(in millions, except percentages)
Revenue, net	$16,569	100.0%	$20,647	100.0%	$19,093	100.0%
Cost of revenue	12,817	77.4	12,942	62.7	13,021	68.2
Gross profit	3,752	22.6	7,705	37.3	6,072	31.8
Operating Expenses:
Research and development	2,182	13.2	2,400	11.6	2,441	12.8
Selling, general and administrative	1,317	7.9	1,473	7.1	1,445	7.6
Employee termination, asset impairment, and other charges	166	1.0	215	1.0	232	1.2
Total operating expenses	3,665	22.1	4,088	19.8	4,118	21.6
Operating income	87	0.5	3,617	17.5	1,954	10.2
Interest and other income (expense):
Interest income	57	0.3	60	0.3	26	0.1
Interest expense	(469)	(2.8)	(676)	(3.3)	(847)	(4.4)
Other income, net	38	0.2	(916)	(4.4)	(364)	(1.9)
Total interest and other expense, net	(374)	(2.3)	(1,532)	(7.4)	(1,185)	(6.2)
Income (loss) before taxes	(287)	(1.7)	2,085	10.1	769	4.0
Income tax expense	467	2.8	1,410	6.8	372	1.9
Net income (loss)	$(754)	(4.6)%	$675	3.3%	$397	2.1%

(1)	Percentages may not total due to rounding.

The following table sets forth, for the periods presented, summary information regarding our revenue(1):

	2019	2018	2017
	(in millions, except percentages)
Revenue by Geography:
Americas	$4,361	$5,622	$5,108
Europe, Middle East and Africa	3,109	3,858	3,276
Asia	9,099	11,167	10,709
Total revenue	$16,569	$20,647	$19,093

Revenue by End Market:
Client Devices	$8,095	$10,108	$9,520
Data Center Devices & Solutions	5,038	6,075	5,505
Client Solutions	3,436	4,464	4,068
Total revenue	$16,569	$20,647	$19,093

Revenue by Form Factor:
HDD	$8,746	$10,698	$10,640
Flash-based	7,823	9,949	8,453
Total revenue	$16,569	$20,647	$19,093

Exabytes Shipped	383	389	313

(1)
Revenue for 2019 is presented in accordance with Accounting Standards Codification (“ASC”) 606. Revenue for 2018 and 2017 is presented in accordance with ASC 605. For information related to our transition from ASC 605 to ASC 606, see Part II, Item 8, Note 1, Organization and Basis of Presentation, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

For each of 2019, 2018 and 2017, no single customer accounted for 10% or more of our net revenue. For 2019, 2018 and 2017, our top 10 customers accounted for 45%, 42% and 36% of our net revenue, respectively.

Fiscal Year 2019 Net Revenue and Gross Margin Compared to Fiscal Year 2018 Net Revenue and Gross Margin

Net Revenue. Net revenue decreased $4.08 billion, or 19.8%, in 2019 compared to 2018, driven by lower average selling prices per gigabyte for flash-based products and lower sales of HDD products. Specifically, Client Devices revenue for the year ended June 28, 2019 decreased 19.9% year over year, primarily driven by lower sales of client HDD products and flash-based mobile products and lower average selling prices per gigabyte of flash-based products. Our revenue for Data Center Devices and Solutions for the year ended June 28, 2019 decreased 17.1% year over year, driven primarily by lower sales of our enterprise SSDs and existing performance enterprise HDDs while our revenue from capacity enterprise HDDs products was similar to the previous year. Client Solutions revenue for the year ended June 28, 2019 decreased 23.0% year over year, primarily driven by lower average selling prices per gigabyte of flash-based products due to the competitive market landscape and lower sales of retail HDD attributed to a lower HDD market with a shift to SSDs.

Changes in net revenue by geography generally reflect normal fluctuations in market demand and competitive dynamics.

Consistent with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. For 2019, 2018 and 2017, these programs represented 15%, 12% and 12% of gross revenue, respectively, and adjustments to revenue due to changes in accruals for these programs have generally averaged less than 1% of gross revenue over the last three fiscal years. The amounts attributed to our sales incentive and marketing programs generally vary according to several factors including industry conditions, list pricing strategies, seasonal demand, competitor actions, channel mix and overall availability of products. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue.

Gross Profit and Gross Margin. Gross profit decreased $3.95 billion, or 51%, as compared to 2018, primarily as a result of lower average selling prices per gigabyte for flash-based products due to oversupply and competition, flash manufacturing underutilization charges of $264 million, charges related to the power outage incident of $145 million and a charge of $110 million primarily to reduce component inventory to net realizable value for flash-based multi-chip package products that include externally-sourced dynamic random access memory products. These charges were partially offset by lower amortization expense on acquired intangible assets.

Operating Expenses

Fiscal Year 2019 Operating Expenses Compared to Fiscal Year 2018 Operating Expenses

Research and development (“R&D”) expense decreased $218 million, or 9%, compared to 2018, primarily due to lower variable and stock-based compensation expense, as well as savings realized from our expense reduction actions.

Selling, general and administrative (“SG&A”) expense decreased $156 million, or 11%, compared to 2018, primarily due to lower variable compensation expense, as well as savings realized from our expense reduction actions. In addition, we had lower charges related to stock-based compensation expenses, amortization expense on acquired intangible assets, charges related to the implementation of cost-saving initiatives, acquisition-related charges and other charges, which aggregated to $317 million for 2019 compared to $340 million for 2018.

The decrease in employee termination, asset impairment and other charges reflects lower costs for closure of foreign manufacturing facilities and for our 2016 restructuring plan, which were initiated in prior years, partially offset by additional actions associated with the realignment of our business in fiscal year 2019. For additional information regarding employee termination, asset impairment and other charges, see Part II, Item 8, Note 15, Employee Termination, Asset Impairment and Other Charges, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Interest and Other Income (Expense)

Fiscal Year 2019 Interest and Other Income (Expense) Compared to Fiscal Year 2018 Interest and Other Income (Expense)

Total interest and other expense, net decreased $1.16 billion, or 76%, in 2019 primarily due to the loss on extinguishment of debt of $899 million in the prior year as well as lower interest expense resulting from reductions in the principal amount of debt and lower interest rates as a result of changes to our debt facilities in the third and fourth quarters of fiscal 2018, partially offset by increases in the LIBOR interest rate.

Income Tax Expense

The following table sets forth income tax information from our Consolidated Statements of Operations by dollar and effective tax rate:

	2019	2018	2017
	(in millions, except percentages)
Income (loss) before taxes	$(287)	$2,085	$769
Income tax expense (benefit)	467	1,410	372
Effective tax rate	(163)%	68%	48%

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

The primary driver of the difference between the effective tax rate for the year ended June 28, 2019 and the U.S. Federal statutory rate of 21% is the discrete effect of the finalization of the accounting for the tax effects of the enactment of the 2017 Act. These discrete effects consist of $119 million related to the mandatory deemed repatriation tax and $189 million related to the decision to change our indefinite reinvestment assertion. The remaining difference is attributable primarily to a change in the estimated effective tax rate due to changes in the relative mix of earnings by jurisdiction, partially offset by credits and tax holidays.

The primary drivers for the difference between the effective tax rate for the year ended June 29, 2018 and the blended U.S. Federal statutory rate of 28% are provisional taxes recognized as a result of the 2017 Act and an increase to the valuation allowance for net operating loss carryforwards from restructuring activities, which are partially offset by the 2018 generation of tax credits and tax holidays in Malaysia, Philippines, Singapore and Thailand that expired or will expire at various dates during fiscal years 2018 through 2030. The windfall tax benefits are a result of the adoption of ASU 2016-09, which required us to recognize $78 million of net windfall tax benefits related to vesting and exercises of stock-based awards as a component of our income tax expense for fiscal year 2018.

Our future effective tax rate is subject to future regulatory developments and changes in the mix of our U.S. earnings compared to foreign earnings. Our total tax expense in future fiscal years may also vary as a result of discrete items such as excess tax benefits or deficiencies.

For additional information regarding income tax expense (benefit), see Part II, Item 8, Note 13, Income Tax Expense, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

A discussion of our results of operations for the year ended June 30, 2017 is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operation”, included in our Annual Report on Form 10-K for the year ended June 30, 2017.

Liquidity and Capital Resources

The following table summarizes our statements of cash flows:

	2019	2018	2017
	(in millions)
Net cash provided by (used in):
Operating activities	$1,547	$4,205	$3,437
Investing activities	(1,272)	(1,655)	(636)
Financing activities	(1,829)	(3,900)	(4,595)
Effect of exchange rate changes on cash	4	1	(3)
Net decrease in cash and cash equivalents	$(1,550)	$(1,349)	$(1,797)

We believe our cash, cash equivalents and cash generated from operations as well as our available credit facilities will be sufficient to meet our working capital, debt, dividend and capital expenditure needs for at least the next twelve months. Our ability to sustain our working capital position is subject to a number of risks that we discuss in Part I, Item 1A, Risk Factors, in this Annual Report on Form 10-K.

During fiscal 2020, we expect cash used for purchases of property, plant and equipment and net activity in notes receivable and equity investments relating to our Flash Ventures joint venture with Toshiba Memory Corporation to be less than $500 million. The total expected cash to be used could vary depending on the timing and completion of various capital projects and the availability, timing and terms of related financing.

A total of $2.37 billion and $4.15 billion of our cash and cash equivalents was held outside of the U.S. as of June 28, 2019 and June 29, 2018, respectively. During the second quarter of fiscal 2019, we finalized the accounting for the tax effects of the mandatory deemed repatriation tax on our indefinite reinvestment assertion. After re-evaluating the existing short- and long-term capital allocation polices, we made the determination that it was our intention to repatriate all of our foreign undistributed earnings. Our decision during the second quarter of fiscal 2019 to change our indefinite reinvestment assertion was based on interpretative guidance issued by the IRS through that date related to the ordering and taxation of a repatriation of our foreign undistributed earnings. During the fourth quarter of fiscal 2019, the IRS issued additional interpretative guidance affecting the taxation of a certain portion of our foreign undistributed earnings, which could result in additional federal taxes. After consideration of this additional interpretative guidance, we made the determination that we no longer intend to repatriate this portion of our foreign undistributed earnings and did not establish an accrual for this liability. For additional information regarding our indefinite reinvestment assertion, see Part II, Item 8, Note 13, Income Tax Expense, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Operating Activities

Cash flow from operating activities primarily consists of net income, adjusted for non-cash charges, plus or minus changes in operating assets and liabilities. This represents our principal source of cash. Net cash used for changes in operating assets and liabilities was $260 million for 2019, as compared to net cash provided of $486 million for 2018. The net cash provided by changes in other operating assets and liabilities in 2018 primarily reflects the payable recorded for the mandatory deemed repatriation tax as described in Part II, Item 8, Note 13, Income Tax Expense, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. Changes in our operating assets and liabilities are also largely affected by our working capital requirements, which are dependent on the effective management of our cash conversion cycle. Our cash conversion cycle measures how quickly we can convert our products into cash through sales. The cash conversion cycles were as follows:

	2019	2018	2017
	(in days)
Days sales outstanding	26	39	37
Days in inventory	93	83	65
Days payables outstanding	(54)	(71)	(66)
Cash conversion cycle	65	51	36

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

For 2019, DSO decreased by 13 days over the prior year, primarily reflecting the timing of shipments and customer collections and the factoring of receivables. DIO increased by 10 days over the prior year, primarily reflecting increases in hard drive inventory in response to the plant closure in Kuala Lumpur, Malaysia and increases in flash inventory as a result of the recent market imbalance. DPO decreased by 17 days over the prior year, primarily reflecting reductions in flash production volumes as well as routine variations in timing of purchases and payments during the period.

Investing Activities

During 2019, net cash used in investing activities primarily consisted of $876 million of capital expenditures and a net $598 million increase in notes receivable issuances to Flash Ventures to fund its capital expansion, partially offset by net proceeds of $103 million from the sale of investments and $119 million from the sale of property, plant and equipment. Net cash used in investing activities for 2018 primarily consisted of $835 million of capital expenditures, a $742 million net increase in notes receivable issuances to and investments in Flash Ventures and $100 million for acquisitions.

Our cash equivalents are primarily invested in money market funds that invest in U.S. Treasury securities and U.S. Government agency securities as well as bank certificates of deposit. In addition, from time to time, we invest directly in U.S. Treasury securities, U.S. and International Government agency securities, certificates of deposit, asset-backed securities and corporate and municipal notes and bonds.

Financing Activities

During 2019, net cash used in financing activities primarily consisted of $681 million for the repayment of our revolving credit facility and debt, $584 million to pay dividends on our common stock and $563 million for share repurchases. Net cash used in financing activities for 2018 primarily consisted of $17.07 billion in debt repayments, $593 million to pay dividends on our common stock and $591 million for share repurchases, partially offset by net proceeds of $14.28 billion from debt issuances and draws under our revolving credit facility.

A discussion of our liquidity and capital resources for the year ended June 30, 2017 is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”, included in our Annual Report on Form 10-K for the year ended June 30, 2017.

Off-Balance Sheet Arrangements

Other than the commitments related to Flash Ventures, facility lease commitments incurred in the normal course of business and certain indemnification provisions (see “Short and Long-term Liquidity-Contractual Obligations and Commitments” below), we do not have any other material off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets, or any other obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not included in the Consolidated Financial Statements. Additionally, with the exception of Flash Ventures and our joint venture with Unisplendour Corporation Limited and Unissoft (Wuxi) Group Co. Ltd. (“Unis”), referred to as the “Unis Venture”, we do not have an interest in, or relationships with, any variable interest entities. For additional information regarding our off-balance sheet arrangements, see Part II, Item 8, Note 9, Commitments, Contingencies and Related Parties, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Short and Long-term Liquidity

Contractual Obligations and Commitments

The following is a summary of our known contractual cash obligations and commercial commitments as of June 28, 2019:

	Total	1 Year (2020)	2-3 Years (2021-2022)	4-5 Years (2023-2024)	More than 5 Years (Beyond 2024)
	(in millions)
Long-term debt, including current portion(1)	$10,694	$276	$587	$7,531	$2,300
Interest on debt	1,902	423	815	445	219
Flash Ventures related commitments(2)	5,867	2,620	2,366	808	73
Operating leases	291	59	78	38	116
Purchase obligations and other commitments	2,977	2,050	523	194	210
Mandatory Deemed Repatriation Tax	1,104	62	199	285	558
Total	$22,835	$5,490	$4,568	$9,301	$3,476

(1)	Principal portion of debt, excluding discounts and issuance costs.

(2)
Includes reimbursement for depreciation and lease payments on owned and committed equipment, funding commitments for loans and equity investments and payments for other committed expenses, including R&D and building depreciation. Funding commitments assume no additional operating lease guarantees. Additional operating lease guarantees can reduce funding commitments.

Debt

Additional information regarding our indebtedness, including information about availability under our revolving credit facility and the principal repayment terms, interest rates, covenants and other key terms of our outstanding indebtedness, is included in Part II, Item 8, Note 6, Debt, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Flash Ventures

Flash Ventures sells to and leases back from a consortium of financial institutions a portion of its tools and has entered into equipment lease agreements of which we guarantee half or all of the outstanding obligations under each lease agreement. The leases are subject to customary covenants and cancellation events that relate to Flash Ventures and each of the guarantors. The occurrence of a cancellation event could result in an acceleration of the lease obligations and a call on our guarantees. As of June 28, 2019, we were in compliance with all covenants under these Japanese lease facilities. See Part II, Item 8, Note 9, Commitments, Contingencies and Related Parties, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding Flash Ventures.

Purchase Obligations and Other Commitments

In the normal course of business, we enter into purchase orders with suppliers for the purchase of components used to manufacture our products. These purchase orders generally cover forecasted component supplies needed for production during the next quarter, are recorded as a liability upon receipt of the components, and generally may be changed or canceled at any time prior to shipment of the components. We also enter into long-term agreements with suppliers that contain fixed future commitments, which are contingent on certain conditions such as performance, quality and technology of the vendor’s components. These arrangements are included under “Purchase obligations” in the table above.

Mandatory Deemed Repatriation Tax

The following is a summary of our estimated mandatory deemed repatriation tax obligations that are payable in the following fiscal years (in millions):

2020	$62
2021	99
2022	100
2023	99
2024	186
2025	248
2026	310
Total	$1,104

For additional information regarding our estimate of the total tax liability for the mandatory deemed repatriation tax, see Part II, Item 8, Note 13, Income Tax Expense, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Unrecognized Tax Benefits

As of June 28, 2019, the liability for unrecognized tax benefits (excluding accrued interest and penalties) was approximately $695 million. Accrued interest and penalties related to unrecognized tax benefits as of June 28, 2019 was approximately $123 million. Of these amounts, approximately $699 million could result in potential cash payments. We are not able to provide a reasonable estimate of the timing of future tax payments related to these obligations. For additional information regarding our total tax liability for unrecognized tax benefits, see Part II, Item 8, Note 13, Income Tax Expense, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Interest Rate Swap

We have entered into interest rate swap agreements to moderate our exposure to fluctuations in interest rates underlying our variable rate debt. For a description of our current interest rate swaps, see Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk included in this Annual Report on Form 10-K.

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

Stock Repurchase Program

Our Board of Directors previously authorized $5.00 billion for the repurchase of our common stock. On July 25, 2018, our Board of Directors authorized a new $5.00 billion share repurchase program that is effective through July 25, 2023, replacing all prior programs. For the three months ended June 28, 2019, we did not make any stock repurchases. For the year ended June 28, 2019, we repurchased 0.8 million shares for a total cost of $61 million under the previous authorization and 7.6 million shares for a total cost of $502 million under the new authorization. Therefore, our stock repurchases under all stock repurchase authorizations in effect for the year ended June 28, 2019 totaled $563 million. The remaining amount available to be repurchased under our current stock repurchase program as of June 28, 2019 was $4.50 billion. Repurchases under the stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. We expect stock repurchases to be funded principally by operating cash flows.

Cash Dividend

Since the first quarter of 2013, we have issued a quarterly cash dividend. During the twelve months ended June 28, 2019, we declared aggregate cash dividends of $2.00 per share on our outstanding common stock totaling $583 million, of which $147 million was paid on July 15, 2019.

On August 7, 2019, we declared a cash dividend of $0.50 per share of our common stock to our shareholders of record as of October 4, 2019, which will be paid on October 22, 2019. We may modify, suspend, or cancel our cash dividend policy in any manner and at any time. The amount of future dividends under our cash dividend policy, and the declaration and payment thereof, will be based upon all relevant factors, including our financial position, results of operations, cash flows, capital requirements and restrictions under our Credit Agreement and other financing agreements, and shall be in compliance with applicable law.

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

Critical Accounting Policies and Estimates

We have prepared the accompanying Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of the financial statements requires the use of judgments and estimates that affect the reported amounts of revenue, expenses, assets, liabilities and shareholders’ equity. We have adopted accounting policies and practices that are generally accepted in the industry in which we operate. We believe the following are our most critical accounting policies that affect significant areas and involve judgment and estimates made by us. If these estimates differ significantly from actual results, the impact to Consolidated Financial Statements may be material.

Revenue

We provide distributors and retailers (collectively referred to as “resellers”) with limited price protection for inventories held by resellers at the time of published list price reductions and/or a right of return. We also provide resellers and original equipment manufacturers (“OEMs”) with other sales incentive programs. We use judgment in our assessment of variable consideration in contracts to be included in the transaction price. We use the expected value method to arrive at the amount of variable consideration. We believe the estimate of variable consideration is not constrained and that the expected value method is the appropriate estimate of the amount of variable consideration based on the fact that we have a large number of contracts with similar characteristics. Our methodology for the estimates is based on several factors, including anticipated price decreases during the reseller holding period, resellers’ sell-through and inventory levels, estimated amounts to be reimbursed to qualifying customers, historical pricing information, historical and anticipated returns information and customer claim processing. We also have programs under which we reimburse qualified distributors and retailers for certain marketing expenditures, which are typically recorded as a reduction of the transaction price and, therefore, of revenue. We net sales rebates against open customer receivable balances if the criteria to offset are met, otherwise they are recorded within other accrued liabilities.

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

Income Taxes

We account for income taxes under the asset and liability method, which provides that deferred tax assets and liabilities be recognized for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and expected benefits of utilizing net operating loss and tax credit carryforwards. We record a valuation allowance when it is more likely than not that the deferred tax assets will not be realized. Each quarter, we evaluate the need for a valuation allowance for our deferred tax assets and we adjust the valuation allowance so that we record net deferred tax assets only to the extent that we conclude it is more likely than not that these deferred tax assets will be realized. We account for interest and penalties related to income taxes as a component of the provision for income taxes.

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

Goodwill and Other Long-Lived Assets

Goodwill is not amortized. Instead, it is tested for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that goodwill may be impaired. We perform our annual impairment test as of the first day of our fiscal fourth quarter. We use qualitative factors to determine whether goodwill is more likely than not impaired and whether a quantitative test for impairment is considered necessary. If we conclude from the qualitative assessment that goodwill is more likely than not impaired, we are required to perform a quantitative approach to determine the amount of impairment. We are required to use judgment when applying the goodwill impairment test, including the identification of one or more reporting units. If we had more than one reporting unit, judgment would also be required in the assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units and determination of the fair value of each reporting unit. In addition, the estimates used to determine the fair value of each reporting unit may change based on results of operations, macroeconomic conditions or other factors. Changes in these estimates could materially affect our assessment of the fair value and goodwill impairment for each reporting unit. If our stock price decreases significantly, goodwill could become impaired, which could result in a material charge and adversely affect our results of operations.

Other long-lived intangible assets are amortized over their estimated useful lives based on the pattern in which the economic benefits are expected to be received. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If impairment is indicated, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The estimates of fair value require evaluation of future market conditions and product lifecycles as well as projected revenue, earnings and cash flow.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

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

As of June 28, 2019, we had outstanding the foreign exchange contracts presented in the following table. The designated foreign exchange contracts are entered to protect the U.S. dollar value of our product cost and operating expenses. Changes in fair values of the non-designated foreign exchange contracts are recognized in other income (expense), net and are largely offset by corresponding changes in the fair values of the foreign currency denominated monetary assets and liabilities.

	Contract Amount	Weighted-Average Contract Rate (1)	Mark to Market Unrealized Gain (Loss)
	(in millions, except weighted-average contract rate)
Designated Hedges (cash flow hedges):
Japanese yen	$1,087	108.98	$21
Malaysian ringgit	38	4.17	—
Philippine peso	31	53.13	1
Thai baht	156	31.68	5
Total designated forward contracts	$1,312		$27
Non-Designated Hedges:
British pound sterling	$25	0.79	$—
Euro	252	0.88	(1)
Japanese yen	3,520	108.35	(28)
Malaysian ringgit	247	4.16	1
Philippine peso	80	51.74	1
Thai baht	269	31.20	4
Total non-designated forward contracts	$4,393		$(23)

(1)	Expressed in units of foreign currency per U.S. dollar.

During 2019, 2018 and 2017, total net realized and unrealized transaction and foreign exchange contract currency gains and losses were not material to our Consolidated Financial Statements.

Notwithstanding our efforts to mitigate some foreign exchange risks, we do not hedge all of our foreign currency exposures, and there can be no assurance that our mitigating activities related to the exposures that we hedge will adequately protect us against risks associated with foreign currency fluctuations.

Disclosure About Other Market Risks

Variable Interest Rate Risk

Borrowings under our revolving credit facility and our term loan A-1 due 2023 bear interest at a rate per annum, at our option, of either an adjusted London Interbank Offered Rate (“LIBOR”) (subject to a 0.0% floor) plus an applicable margin varying from 1.125% to 2.000% or a base rate plus an applicable margin varying from 0.125% to 1.000%, in each case depending on our corporate credit ratings. As of June 28, 2019, the applicable margin based on our current credit ratings was 1.5%. Borrowings under our U.S. Term Loan B-4 due 2023 bear interest at a rate per annum, at our option, of either an adjusted LIBOR (subject to a 0.0% floor) plus a margin of 1.75% or a base rate plus a margin of 0.75%.

We have generally held a balance of fixed and variable rate debt. At June 28, 2019, 68% of the par value of our debt was at variable rates. To balance the portfolio, we entered into pay-fixed interest rate swaps on $2.00 billion notional amount, which effectively converts a portion of our term loan to fixed rates through February 2023. As of June 28, 2019, we had $7.26 billion of variable rate debt. After giving effect to the $2.00 billion of interest rate swaps, we effectively had $5.26 billion of long-term debt subject to variations in interest rates and a one percent increase in the variable rate of interest would increase annual interest expense by $53 million.

For additional information regarding our variable interest rate debt, see Part II, Item 8, Note 6, Debt, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Item 8.Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Western Digital Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Western Digital Corporation and subsidiaries (the Company) as of June 28, 2019 and June 29, 2018, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended June 28, 2019, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of June 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 28, 2019 and June 29, 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended June 28, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Irvine, California

August 27, 2019

WESTERN DIGITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	June 28, 2019	June 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$3,455	$5,005
Accounts receivable, net	1,204	2,197
Inventories	3,283	2,944
Other current assets	535	492
Total current assets	8,477	10,638
Property, plant and equipment, net	2,843	3,095
Notes receivable and investments in Flash Ventures	2,791	2,105
Goodwill	10,076	10,075
Other intangible assets, net	1,711	2,680
Other non-current assets	472	642
Total assets	$26,370	$29,235
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,567	$2,265
Accounts payable to related parties	331	259
Accrued expenses	1,296	1,274
Accrued compensation	347	479
Current portion of long-term debt	276	179
Total current liabilities	3,817	4,456
Long-term debt	10,246	10,993
Other liabilities	2,340	2,255
Total liabilities	16,403	17,704
Commitments and contingencies (Notes 6, 9, 13 and 16)
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized — 5 shares; issued and outstanding — none	—	—
Common stock, $0.01 par value; authorized — 450 shares; issued — 312 shares in 2019 and 2018; outstanding — 295 shares in 2019 and 296 shares in 2018	3	3
Additional paid-in capital	3,851	4,254
Accumulated other comprehensive loss	(68)	(39)
Retained earnings	7,449	8,757
Treasury stock — common shares at cost; 17 shares in 2019 and 16 shares in 2018	(1,268)	(1,444)
Total shareholders’ equity	9,967	11,531
Total liabilities and shareholders’ equity	$26,370	$29,235

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended
	June 28, 2019	June 29, 2018	June 30, 2017
Revenue, net	$16,569	$20,647	$19,093
Cost of revenue	12,817	12,942	13,021
Gross profit	3,752	7,705	6,072
Operating expenses:
Research and development	2,182	2,400	2,441
Selling, general and administrative	1,317	1,473	1,445
Employee termination, asset impairment, and other charges	166	215	232
Total operating expenses	3,665	4,088	4,118
Operating income	87	3,617	1,954
Interest and other income (expense):
Interest income	57	60	26
Interest expense	(469)	(676)	(847)
Other income (expense), net	38	(916)	(364)
Total interest and other expense, net	(374)	(1,532)	(1,185)
Income (loss) before taxes	(287)	2,085	769
Income tax expense	467	1,410	372
Net income (loss)	$(754)	$675	$397

Income (loss) per common share
Basic	$(2.58)	$2.27	$1.38
Diluted	$(2.58)	$2.20	$1.34
Weighted average shares outstanding:
Basic	292	297	288
Diluted	292	307	296

Cash dividends declared per share	$2.00	$2.00	$2.00

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended
	June 28, 2019	June 29, 2018	June 30, 2017
Net income (loss)	$(754)	$675	$397
Other comprehensive income (loss), before tax:
Actuarial pension gain (loss)	(39)	(2)	39
Foreign currency translation adjustment	28	18	(115)
Net unrealized gain (loss) on derivative contracts and available-for-sale securities	(39)	7	(75)
Total other comprehensive income (loss), before tax	(50)	23	(151)
Income tax benefit (expense) related to items of other comprehensive income (loss), before tax	21	(4)	(10)
Other comprehensive income (loss), net of tax	(29)	19	(161)
Total comprehensive income (loss)	$(783)	$694	$236

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended
	June 28, 2019	June 29, 2018	June 30, 2017
Cash flows from operating activities
Net income (loss)	$(754)	$675	$397
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	1,812	2,056	2,128
Stock-based compensation	306	377	394
Deferred income taxes	374	(348)	12
Loss on disposal of assets	39	21	18
Write-off of issuance costs and amortization of debt discounts	38	221	285
Cash premium on extinguishment of debt	—	720	—
Loss on convertible debt and related instruments	—	—	5
Non-cash portion of employee termination, asset impairment and other charges	—	16	13
Other non-cash operating activities, net	(8)	(19)	94
Changes in:
Accounts receivable, net	993	(244)	(487)
Inventories	(339)	(598)	(204)
Accounts payable	(588)	(15)	223
Accounts payable to related parties	72	53	38
Accrued expenses	(42)	(17)	231
Accrued compensation	(135)	(26)	115
Other assets and liabilities, net	(221)	1,333	175
Net cash provided by operating activities	1,547	4,205	3,437
Cash flows from investing activities
Purchases of property, plant and equipment	(876)	(835)	(578)
Proceeds from the sale of property, plant and equipment	119	26	21
Acquisitions, net of cash acquired	—	(100)	—
Purchases of investments	(79)	(89)	(281)
Proceeds from sale of investments	175	48	94
Proceeds from maturities of investments	7	19	417
Investments in Flash Ventures	—	—	(20)
Notes receivable issuances to Flash Ventures	(1,364)	(1,313)	(549)
Notes receivable proceeds from Flash Ventures	766	571	292
Strategic investments and other, net	(20)	18	(32)
Net cash used in investing activities	(1,272)	(1,655)	(636)
Cash flows from financing activities
Issuance of stock under employee stock plans	118	220	235
Taxes paid on vested stock awards under employee stock plans	(115)	(171)	(124)
Excess tax benefits from employee stock plans	—	—	119
Proceeds from acquired call option	—	—	61
Settlement of convertible debt	—	—	(492)
Repurchases of common stock	(563)	(591)	—
Dividends paid to shareholders	(584)	(593)	(574)
Settlement of debt hedge contracts	—	28	(21)
Proceeds from (repayment of) revolving credit facility	(500)	500	—
Repayment of debt	(181)	(17,074)	(11,697)
Proceeds from debt	—	13,840	7,908
Debt issuance costs	(4)	(59)	(10)
Net cash used in financing activities	(1,829)	(3,900)	(4,595)
Effect of exchange rate changes on cash	4	1	(3)
Net decrease in cash and cash equivalents	(1,550)	(1,349)	(1,797)
Cash and cash equivalents, beginning of year	5,005	6,354	8,151
Cash and cash equivalents, end of year	$3,455	$5,005	$6,354
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$377	$220	$184
Cash paid for interest	$431	$708	$777
Supplemental disclosure of non-cash investing and financing activities:
Shares issued in conjunction with settlement of convertible notes	$—	$—	$16
Shares received in conjunction with assumed call options	$—	$—	$(11)
The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at July 1, 2016	312	$3	(28)	$(2,238)	$4,429	$103	$8,848	$11,145
Net income	—	—	—	—	—	—	397	397
Employee stock plans	—	—	10	583	(472)	—	—	111
Stock-based compensation	—	—	—	—	394	—	—	394
Increase in excess tax benefits from employee stock plans	—	—	—	—	104	—	—	104
Shares issued in conjunction with settlement of convertible notes	—	—	—	—	16	—	—	16
Shares received in conjunction with assumed call options	—	—	—	(11)	—	—	—	(11)
Dividends to shareholders	—	—	—	—	35	—	(612)	(577)
Actuarial pension gain	—	—	—	—	—	27	—	27
Foreign currency translation adjustment	—	—	—	—	—	(113)	—	(113)
Net unrealized loss on derivative contracts and available-for-sale securities	—	—	—	—	—	(75)	—	(75)
Balance at June 30, 2017	312	3	(18)	(1,666)	4,506	(58)	8,633	11,418
Net income	—	—	—	—	—	—	675	675
Adoption of new accounting standards	—	—	—	—	(19)	—	70	51
Employee stock plans	—	—	9	813	(764)	—	—	49
Stock-based compensation	—	—	—	—	377	—	—	377
Equity value of convertible debt issuance, net of deferred taxes	—	—	—	—	125	—	—	125
Repurchases of common stock	—	—	(7)	(591)	—	—	—	(591)
Dividends to shareholders	—	—	—	—	29	—	(621)	(592)
Actuarial pension loss	—	—	—	—	—	(1)	—	(1)
Foreign currency translation adjustment	—	—	—	—	—	18	—	18
Net unrealized gain on derivative contracts and available-for-sale securities	—	—	—	—	—	2	—	2
Balance at June 29, 2018	312	3	(16)	(1,444)	4,254	(39)	8,757	11,531
Net loss	—	—	—	—	—	—	(754)	(754)
Employee stock plans	—	—	7	739	(736)	—	—	3
Adoption of new accounting standards	—	—	—	—	—	—	56	56
Stock-based compensation	—	—	—	—	306	—	—	306
Repurchases of common stock	—	—	(8)	(563)	—	—	—	(563)
Dividends to shareholders	—	—	—	—	27	—	(610)	(583)
Actuarial pension loss	—	—	—	—	—	(34)	—	(34)
Foreign currency translation adjustment	—	—	—	—	—	25	—	25
Net unrealized loss on derivative contracts	—	—	—	—	—	(20)	—	(20)
Balance at June 28, 2019	312	$3	(17)	$(1,268)	$3,851	$(68)	$7,449	$9,967

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Basis of Presentation

Western Digital Corporation (“Western Digital” or “the Company”) is a leading developer, manufacturer, and provider of data storage devices and solutions that address the evolving needs of the information technology (“IT”) industry and the infrastructure that enables the proliferation of data in virtually every other industry. The Company creates environments for data to thrive. The Company is driving the innovation needed to help customers capture, preserve, access and transform an ever-increasing diversity of data. Everywhere data lives, from advanced data centers to mobile sensors to personal devices, the Company’s industry-leading solutions deliver the possibilities of data.

The Company’s broad portfolio of technology and products address the following key end markets: Client Devices; Data Center Devices and Solutions; and Client Solutions. It also generates license and royalty revenue from its extensive intellectual property (“IP”), which is included in each of these three end market categories.

Basis of Presentation

The Company has prepared its Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and has adopted accounting policies and practices which are generally accepted in the industry in which it operates. The Company’s significant accounting policies are summarized below.

Fiscal Year

The Company’s fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every five to six years, the Company reports a 53-week fiscal year to align the fiscal year with the foregoing policy. Fiscal years 2019, which ended on June 28, 2019, 2018, which ended on June 29, 2018, and 2017, which ended on June 30, 2017, are each comprised of 52 weeks, with all quarters presented consisting of 13 weeks. Fiscal year 2020, which ends on July 3, 2020, will be comprised of 53 weeks, with the first quarter consisting of 14 weeks and the remaining quarters consisting of 13 weeks each.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Available-for-Sale Securities

From time to time, the Company invests in U.S. Treasury securities, U.S. and International Government agency securities, certificates of deposit, asset-backed securities, and corporate and municipal notes and bonds, with original maturities at purchase of more than three months. These investments are classified as available-for-sale securities and included within other non-current assets in the Consolidated Balance Sheets. Available-for-sale securities are stated at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss), which is a component of shareholders’ equity. Gains and losses on available-for-sale securities are recorded based on the specific identification method. The Company evaluates the available-for-sale securities in an unrealized loss position for other-than-temporary impairment. The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in Other income (expense), net in the Consolidated Statements of Operations. In addition, realized gains and losses are included in Other income (expense), net in the Consolidated Statements of Operations.

Equity Investments

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01, “Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 provides guidance related to accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. Marketable equity securities previously classified as available-for-sale equity investments are now measured and recorded at fair value with changes in fair value recorded within Other income (expense), net in the Consolidated Statements of Operations rather than as a component of Other comprehensive income as in prior years. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The Company adopted this standard effective June 30, 2018. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.

The Company enters into certain strategic investments for the promotion of business and strategic objectives. The equity method of accounting is used if the Company’s ownership interest is greater than or equal to 20% but less than a majority or where the Company has the ability to exercise significant influence over operating and financial policies. The Company’s equity in the earnings or losses in equity-method investments is recognized in Other income (expense), net, in the Consolidated Statements of Operations.

If the Company’s ownership interest is less than 20% and the Company does not have the ability to exercise significant influence over operating and financial policies of the investee, the Company accounts for these investments at fair value, or if these equity securities do not have a readily determinable fair value (“RDFV”), these securities are measured and recorded using the measurement alternative under ASU 2016-01, which is cost minus impairment, if any, plus or minus changes resulting from observable price changes. Previously, these investments were accounted for under the cost method of accounting. These investments are recorded within Other non-current assets in the Consolidated Balance Sheets and are periodically analyzed to determine whether or not there are indicators of impairment.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Goodwill and Other Long-Lived Assets

Goodwill is not amortized. Instead, it is tested for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that goodwill may be impaired. The Company performs an annual impairment test as of the beginning of its fiscal fourth quarter. The Company uses qualitative factors to determine whether goodwill is more likely than not impaired and whether a quantitative test for impairment is considered necessary. If the Company concludes from the qualitative assessment that goodwill is more likely than not impaired, the Company is required to perform a quantitative approach to determine the amount of impairment. The Company’s assessment resulted in no impairment of goodwill in 2019, 2018, or 2017.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other long-lived intangible assets are amortized over their estimated useful lives based on the pattern in which the economic benefits are expected to be received. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If impairment is indicated, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The estimates of fair value require evaluation of future market conditions and product lifecycles as well as projected revenue, earnings and cash flow. See Note 7, Goodwill and Other Intangible Assets, for additional disclosures related to the Company’s other intangible assets.

Revenue and Accounts Receivable

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which superseded the requirements in Accounting Standards Codification (“ASC”) 605 “Revenue Recognition” (Topic 605). Topic 606 outlines a comprehensive five-step revenue recognition model based on the principle that an entity should recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Topic 606 also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted Topic 606 effective June 30, 2018, using the modified retrospective method to all contracts that were not completed contracts as of the beginning of the fiscal year. Results for reporting periods beginning with fiscal year 2019 are presented under Topic 606, while prior period information presented on the financial statements or elsewhere in this Annual Report on Form 10-K is reported under the Company’s historic accounting policies under Topic 605 in effect for those periods and is not adjusted to reflect the retrospective effect of the adoption of Topic 606. The cumulative effect of adopting Topic 606 was a post-tax increase to the opening retained earnings of $56 million as of June 30, 2018, which was primarily related to our license and royalty revenue arrangements. These arrangements had no remaining performance obligations but were previously recognized under Topic 605 when they were reported to the Company by its licensees, which was generally one quarter in arrears from the licensees’ sales of the licensed products. Adoption of the standard did not have a material impact on the Company’s financial position, results of operations, and cash flows for the year ended June 28, 2019, and the Company expects that the impact of the adoption of the new standard will not be material to its results of operations prospectively.

The Company offers a broad range of data storage products that include Client Devices, Data Center Devices and Solutions, and Client Solutions. Client Devices consist of hard disk drives (“HDDs”) and solid state drives (“SSDs”) for computing devices; flash-based embedded storage products; and flash-based memory wafers. Data Center Devices and Solutions consist of high-capacity enterprise HDDs and high-performance enterprise SSDs, data center software and system solutions. Client Solutions consist of HDDs and SSDs embedded into external storage products and removable flash-based products. The Company also generates license and royalty revenue related to its IP patent licenses.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s customer payment terms are typically less than two months from the date control over the product or service is transferred to the customer. The Company uses the practical expedient and does not recognize a significant financing component for payment considerations of less than one year. The financing components of contracts with payment terms were not material.

The Company provides distributors and retailers (collectively referred to as “resellers”) with limited price protection for inventories held by resellers at the time of published list price reductions and/or a right of return. The Company also provides resellers and original equipment manufacturers (“OEMs”) with other sales incentive programs. The Company uses judgment in its assessment of variable consideration in contracts to be included in the transaction price. The Company uses the expected value method to arrive at the amount of variable consideration. The Company believes the estimate of variable consideration is not constrained and that the expected value method is the appropriate estimate of the amount of variable consideration based on the fact that the Company has a large number of contracts with similar characteristics. The Company’s methodology for the estimates is based on several factors, including anticipated price decreases during the reseller holding period, resellers’ sell-through and inventory levels, estimated amounts to be reimbursed to qualifying customers, historical pricing information, historical and anticipated returns information and customer claim processing. The Company also has programs under which it reimburses qualified distributors and retailers for certain marketing expenditures, which are typically recorded as a reduction of the transaction price and, therefore, of revenue. The Company nets sales rebates against open customer receivable balances if the criteria to offset are met, otherwise they are recorded within other accrued liabilities.

An immaterial amount of the Company’s revenue arrangements include contracts that contain more than one performance obligation, which are typically comprised of tangible products, software and support services for multiple distinct licenses. For these contracts with multiple performance obligations, the Company evaluates whether each deliverable is a distinct promise and should be accounted for as a separate performance obligation. If a promised good or service is not distinct in accordance with the revenue guidance, the Company combines that good or service with the other promised goods or services in the arrangement until a distinct bundle of goods is identified. The Company allocates the transaction price to the performance obligations of each distinct product or service, or distinct bundle, based on their relative standalone selling prices. Where a separate standalone selling price is not available, the transaction price is based on the Company’s best estimate of the standalone selling price. The Company uses one or a combination of more than one of the following methods to estimate the standalone selling price: the adjusted market assessment approach, the expected cost plus a margin approach, or another suitable method based on the facts and circumstances.

Contract assets represent the Company’s rights to consideration where performance obligations are completed but the customer payments are not due until another performance obligation is satisfied. The Company did not have any contract assets as of either June 28, 2019 or the date of adoption of Topic 606.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company incurs sales commissions and other direct incremental costs to obtain sales contracts. The Company has applied the practical expedient to recognize the direct incremental costs of obtaining contracts as an expense when incurred if the amortization period is expected to be one year or less or the amount is not material, with these costs charged to selling, general and administrative expenses. Prior to the adoption of the new revenue standard, the Company’s policy was to expense all contract acquisition costs as incurred. Other direct incremental costs to obtain contracts that have an expected benefit of greater than one year are amortized over the period of expected cash flows from the related contracts, and the amortization expense is recorded as a reduction to revenue. Total capitalized contract costs and the related amortization as of and for the year ended June 28, 2019 were not material.

Contract liabilities relate to customers’ payments in advance of performance under the contract and primarily relate to remaining performance obligations under support and maintenance contracts. As of June 28, 2019 and the date of adoption of Topic 606, contract liabilities were $43 million and $120 million, respectively, and were reflected in Accrued expenses. Changes in the contract liability balance during the year ended June 28, 2019 include $104 million of revenue recognized during the period, of which the substantial majority relates to the balance that was deferred at June 29, 2018, partially offset by payments received and billings in advance of satisfying performance obligations.

The Company applies the practical expedients and does not disclose transaction price allocated to the remaining performance obligations for (i) arrangements that have an original expected duration of one year or less, which mainly consist of the support and maintenance contracts, and (ii) variable consideration amounts for sale-based or usage-based royalties for IP license arrangements, which typically range longer than one year. Remaining performance obligations are mainly attributed to right-to-access patent license arrangements and customer support and service contracts which will be recognized over the remaining contract period. The transaction price allocated to the remaining performance obligations as of June 28, 2019 was $191 million, which is mainly attributable to the functional IP license and service arrangements. The Company expects to recognize this amount as revenue as follows: $65 million in fiscal 2020, $48 million in fiscal 2021, $44 million in fiscal 2022, and $34 million thereafter.

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

Warranty

The Company records an accrual for estimated warranty costs when revenue is recognized. The Company generally warrants its products for a period of one to five years, with a small number of products having a warranty ranging up to ten years or more. The warranty provision considers estimated product failure rates and trends, estimated replacement costs, estimated repair costs which include scrap costs and estimated costs for customer compensatory claims related to product quality issues, if any. For warranties ten years or greater, including lifetime warranties, the Company uses the estimated useful life of the product to calculate the warranty exposure. A statistical warranty tracking model is used to help prepare estimates and assist the Company in exercising judgment in determining the underlying estimates. The statistical tracking model captures specific detail on product reliability, such as factory test data, historical field return rates and costs to repair by product type. Management’s judgment is subject to a greater degree of subjectivity with respect to newly introduced products because of limited field experience with those products upon which to base warranty estimates. Management reviews the warranty accrual quarterly for products shipped in prior periods and which are still under warranty. Any changes in the estimates underlying the accrual may result in adjustments that impact current period gross profit and income. Such changes are generally a result of differences between forecasted and actual return rate experience and costs to repair and could differ significantly from the estimates.

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

Advertising Expense

Advertising costs are expensed as incurred and amounted to $107 million, $112 million and $89 million in 2019, 2018 and 2017, respectively. These expenses are included in Selling, general and administrative (“SG&A”) in the Consolidated Statements of Operations.

Research and Development Expense

Research and development (“R&D”) expenditures are expensed as incurred.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which provides that deferred tax assets and liabilities be recognized for temporary differences between the financial reporting basis and the tax basis of assets and liabilities and expected benefits of utilizing net operating loss (“NOL”) and tax credit carryforwards. The Company records a valuation allowance when it is more likely than not that the deferred tax assets will not be realized. Each quarter, the Company evaluates the need for a valuation allowance for its deferred tax assets and adjusts the valuation allowance so that the Company records net deferred tax assets only to the extent that it has concluded it is more likely than not that these deferred tax assets will be realized. The Company accounts for interest and penalties related to income taxes as a component of the provision for income taxes.

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

Derivative Contracts

The majority of the Company’s transactions are in U.S. dollars; however, some transactions are based in various foreign currencies. The Company purchases foreign exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedging transactions is to minimize the impact of foreign currency fluctuations on the Company’s results of operations. Substantially all of these contract maturity dates do not exceed 12 months. All foreign exchange contracts are for risk management purposes only. The Company does not purchase foreign exchange contracts for speculative or trading purposes. The Company had foreign exchange contracts with commercial banks for British pound sterling, European euro, Japanese yen, Malaysian ringgit, Philippine peso, Singapore dollar and Thai baht, which had an aggregate notional amount of $5.71 billion and $4.37 billion at June 28, 2019 and June 29, 2018, respectively.

If the derivative is designated as a cash flow hedge, the effective portion of the change in fair value of the derivative is initially deferred in Other comprehensive income (loss), net of tax. These amounts are subsequently recognized into earnings when the underlying cash flow being hedged is recognized into earnings. Recognized gains and losses on foreign exchange contracts are reported in cost of revenue and operating expenses, and presented within cash flows from operating activities. The Company accounts for its interest rate swaps as designated cash flow hedges to mitigate variations in interest payments under a portion of its LIBOR-based term loans due to variations in the LIBOR index. The Company pays interest monthly at a fixed rate and receives interest monthly at the LIBOR rate on the notional amount of the contract with realized gains or losses recognized in interest expense. Hedge effectiveness is measured by comparing the hedging instrument’s cumulative change in fair value from inception to maturity to the underlying exposure’s terminal value. The Company determined the ineffectiveness associated with its cash flow hedges to be immaterial to the Consolidated Financial Statements for all years presented.

A change in the fair value of undesignated hedges is recognized in earnings in the period incurred and is reported in Other income (expense), net.

Pensions and Other Post-Retirement Benefit Plans

The Company has defined benefit pension plans and other post-retirement plans covering certain employees in various countries. The benefits are based on the employees’ years of service and compensation. The plans are funded in conformity with the funding requirements of applicable government authorities. The Company amortizes unrecognized actuarial gains and losses and prior service costs on a straight-line basis over the remaining estimated average service life of the participants. The measurement date for the plans is the Company’s fiscal year-end. The Company recognizes the funded status of its defined benefit pension and post-retirement plans in the Consolidated Balance Sheets, with actuarial changes in the funded status recognized through accumulated other comprehensive income (loss) in the year in which such changes occur.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2017, the FASB issued ASU No. 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”). ASU 2017-07 requires that the Company report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period with application applied retrospectively. In addition, the other components of net benefit cost are now presented prospectively in Other income (expense), net in the Consolidated Statements of Operations. The Company adopted this standard effective June 30, 2018. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

On August 29, 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”), to reduce diversity in practice in accounting for the costs of implementing cloud computing arrangements that are service contracts. ASU 2018-15 allows entities to apply the guidance in the FASB ASC 350-40 to determine which implementation costs are eligible to be capitalized as assets in a cloud computing arrangement that is considered a service contract. The Company adopted this standard on a prospective basis effective June 30, 2018, the beginning of fiscal year 2019, as allowed by the standard. The adoption of this standard and the costs capitalized for the year ended June 28, 2019 were not material to the Company’s Consolidated Financial Statements.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 supersedes ASC 840 “Leases”. The amendments in this update require, among other things, that lessees recognize the following for all leases (unless a policy election is made by class of underlying asset to exclude short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or the direct use of, a specified asset for the lease term. The FASB issued ASU 2018-11 on July 30, 2018, which allows entities to apply the provisions of ASC 842 at the effective date without adjusting comparative periods. The standard is effective for interim and annual reporting periods beginning after December 15, 2018 and provides a package of practical expedients to simplify transition. The Company will adopt this standard in the first quarter of fiscal 2020 and will elect the transition method provided in ASU 2018-11 to apply Topic 842 as of the date of adoption without adjusting comparative periods. The Company will elect the package of practical expedients and will not reassess prior conclusions including (a) whether its contracts are or contain a lease, (b) lease classification and (c) capitalization of initial direct costs. The Company currently expects the adoption of Topic 842 to result in an increase in lease assets and a corresponding increase in lease liabilities on our Consolidated Balance Sheet of approximately $220 million to $240 million. Upon adoption, the Company will provide expanded financial statement disclosures related to leases.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Supplemental Financial Statement Data

Accounts receivable, net

From time to time, in connection with factoring agreements, the Company sells trade accounts receivable without recourse to third party purchasers in exchange for cash. During 2019 and 2018, the Company sold trade accounts receivable and received cash proceeds of $1.02 billion and $57 million, respectively. The discounts on the trade accounts receivable sold during the periods were not material and were recorded within Other income (expense), net in the Consolidated Financial Statements. As of June 28, 2019 and June 29, 2018, the amount of factored receivables that remained outstanding was $318 million and $57 million, respectively.

Inventories

	June 28, 2019	June 29, 2018
	(in millions)
Inventories:
Raw materials and component parts	$1,142	$1,048
Work-in-process	968	878
Finished goods	1,173	1,018
Total inventories	$3,283	$2,944

Property, plant and equipment, net

	June 28, 2019	June 29, 2018
	(in millions)
Property, plant, and equipment:
Land	$294	$306
Buildings and improvements	1,743	1,949
Machinery and equipment	7,267	7,209
Computer equipment and software	441	440
Furniture and fixtures	56	48
Construction-in-process	202	234
Property, plant and equipment, gross	10,003	10,186
Accumulated depreciation	(7,160)	(7,091)
Property, plant, and equipment, net	$2,843	$3,095

Depreciation expense of property, plant and equipment totaled $844 million, $871 million and $960 million in 2019, 2018 and 2017, respectively.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product warranty liability

Changes in the warranty accrual were as follows:

	2019	2018	2017
	(in millions)
Warranty accrual, beginning of period	$318	$311	$279
Charges to operations	162	176	177
Utilization	(142)	(151)	(151)
Changes in estimate related to pre-existing warranties	12	(18)	6
Warranty accrual, end of period	$350	$318	$311

The current portion of the warranty accrual is classified in Accrued expenses and the long-term portion is classified in Other liabilities as noted below:

	2019	2018
	(in millions)
Warranty accrual
Current portion	$188	$168
Long-term portion	162	150
Total warranty accrual	$350	$318

Other liabilities

	2019	2018
	(in millions)
Other non-current liabilities:
Non-current net tax payable	$928	$1,315
Payables related to unrecognized tax benefits	699	508
Other non-current liabilities	713	432
Total other non-current liabilities	$2,340	$2,255

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated other comprehensive income (loss)

Other comprehensive income (loss) (“OCI”), net of tax refers to expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income. The following table illustrates the changes in the balances of each component of Accumulated other comprehensive income (loss) (“AOCI”):

	Actuarial Pension Gains (Losses)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivative Contracts and available-for-sale securities	Total Accumulated Comprehensive Income (Loss)
	(in millions)
Balance at July 1, 2017	$(18)	$(39)	$(1)	$(58)
Other comprehensive income (loss) before reclassifications	(2)	18	25	41
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(18)	(18)
Income tax benefit (expense) related to items of other comprehensive income (loss)	1	—	(5)	(4)
Net current-period other comprehensive income (loss)	(1)	18	2	19
Balance at June 29, 2018	(19)	(21)	1	(39)
Other comprehensive income (loss) before reclassifications	(39)	28	(48)	(59)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	9	9
Income tax benefit (expense) related to items of other comprehensive income (loss)	5	(3)	19	21
Net current-period other comprehensive loss	(34)	25	(20)	(29)
Balance at June 28, 2019	$(53)	$4	$(19)	$(68)

During 2019, 2018 and 2017, the amounts reclassified out of AOCI related to derivative contracts were not material and substantially all were charged to Cost of revenue in the Consolidated Statements of Operations.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Fair Value Measurements and Investments

The Company’s total cash, cash equivalents and available-for-sale securities was as follows:

	June 28, 2019	June 29, 2018
	(in millions)
Cash and cash equivalents	$3,455	$5,005
Short-term available-for-sale securities (included within Other current assets)	—	23
Long-term available-for-sale securities (included within Other non-current assets)	—	93
Total cash, cash equivalents and available-for-sale securities	$3,455	$5,121

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

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 28, 2019 and June 29, 2018, and indicate the fair value hierarchy of the valuation techniques utilized to determine such values:

	June 28, 2019
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents:
Money market funds	$1,388	$—	$—	$1,388
Certificates of deposit	—	17	—	17
Total cash equivalents	1,388	17	—	1,405
Foreign exchange contracts	—	44	—	44
Interest rate swap contracts	—	2	—	2
Total assets at fair value	$1,388	$63	$—	$1,451
Liabilities:
Foreign exchange contracts	$—	$40	$—	$40
Interest rate swap contract	—	65	—	65
Total liabilities at fair value	$—	$105	$—	$105

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 29, 2018
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents:
Money market funds	$2,554	$—	$—	$2,554
Certificates of deposit	—	4	—	4
Total cash equivalents	2,554	4	—	2,558
Short-term available-for-sale securities:
U.S. Treasury securities	3	—	—	3
Corporate notes and bonds	—	12	—	12
Asset-backed securities	—	4	—	4
Municipal notes and bonds	—	2	—	2
Equity securities	2	—	—	2
Total short-term available-for-sale securities	5	18	—	23
Long-term available-for-sale securities:
U.S. Treasury securities	3	—	—	3
U.S. Government agency securities	—	5	—	5
International government securities	—	1	—	1
Corporate notes and bonds	—	65	—	65
Asset-backed securities	—	8	—	8
Municipal notes and bonds	—	11	—	11
Total long-term available-for-sale securities	3	90	—	93
Foreign exchange contracts	—	51	—	51
Interest rate swap contracts	—	16	—	16
Total assets at fair value	$2,562	$179	$—	$2,741
Liabilities:
Foreign exchange contracts	$—	$28	$—	$28

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

During 2019 and 2018, the Company had no transfers of financial assets and liabilities between levels.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Available-for-Sale Securities

The Company sold substantially all of its available-for-sale securities during fiscal 2019. The cost basis of the Company’s investments classified as available-for-sale securities, individually and in the aggregate, approximated its fair value as of June 29, 2018.

Financial Instruments Not Carried at Fair Value

The carrying value of the Company’s revolving credit facility approximates its fair value given the revolving nature of the balance and the variable market interest rate. For financial instruments where the carrying value (which includes principal adjusted for any unamortized issuance costs, and discounts or premiums) differs from fair value (which is based on quoted market prices), the following table represents the related carrying value and fair value for each of the Company’s outstanding financial instruments. Each of the financial instruments presented below was categorized as Level 2 for all periods presented, based on the frequency of trading immediately prior to the end of the fourth quarter of 2019 and the fourth quarter of 2018, respectively.

	June 28, 2019		June 29, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
0.50% convertible senior notes due 2020	$33	$31	$31	$34
Variable interest rate Term Loan A-1 maturing 2023	4,824	4,780	4,982	5,013
Variable interest rate U.S. Term Loan B-4 maturing 2023	2,424	2,370	2,448	2,452
1.50% convertible notes due 2024	958	986	931	1,114
4.750% senior unsecured notes due 2026	2,283	2,263	2,280	2,238
Total	$10,522	$10,430	$10,672	$10,851

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Derivative Instruments and Hedging Activities

As of June 28, 2019, the Company had outstanding foreign exchange forward contracts that were designated as either cash flow hedges or non-designated hedges. Substantially all of the contract maturity dates of these foreign exchange forward contracts do not exceed 12 months. In addition, the Company had outstanding pay-fixed interest rate swaps that were designated as cash flow hedges of variable rate interest payments on a portion of its term loans through February 2023.

As of June 28, 2019, the amount of existing net losses related to cash flow hedges recorded in AOCI included $54 million related to its interest rate swaps that is expected to be reclassified to earnings after twelve months. In addition, as of June 28, 2019, the Company did not have any foreign exchange forward contracts with credit-risk-related contingent features.

Changes in fair values of the non-designated foreign exchange contracts are recognized in Other income (expense), net and are largely offset by corresponding changes in the fair values of the foreign currency denominated monetary assets and liabilities. During 2019, 2018 and 2017, total net realized and unrealized transaction and foreign exchange contract currency gains and losses were not material to the Company’s Consolidated Financial Statements.

See Note 4, Fair Value Measurements and Investments, for additional disclosures related to the fair value of the Company’s derivative contracts.

Netting Arrangements

Under certain provisions and conditions within agreements with counterparties to the Company’s foreign exchange forward contracts, subject to applicable requirements, the Company has the right of offset associated with the Company’s foreign exchange forward contracts and is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. As of June 28, 2019 and June 29, 2018, the effect of rights of offset was not material and the Company did not offset or net the fair value amounts of derivative instruments in its Consolidated Balance Sheets.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Debt

Debt consisted of the following as of June 28, 2019 and June 29, 2018:

	June 28, 2019	June 29, 2018
	(in millions)
0.50% convertible senior notes due 2020	$35	$35
Revolving credit facility maturing 2023	—	500
Variable interest rate Term Loan A-1 maturing 2023	4,834	4,991
Variable interest rate U.S. Term Loan B-4 maturing 2023	2,425	2,449
1.50% convertible notes due 2024	1,100	1,100
4.750% senior unsecured notes due 2026	2,300	2,300
Total debt	10,694	11,375
Issuance costs and debt discounts	(172)	(203)
Subtotal	10,522	11,172
Less current portion of long-term debt	(276)	(179)
Long-term debt	$10,246	$10,993

The Company has a credit agreement originally entered into on April 29, 2016 and most recently amended in April 2019 (as amended, the “Credit Agreement”), that provides for, among other things, (i) a $2.25 billion revolving credit facility maturing in 2023 (the “Revolving Facility”), (ii) a term loan A-1 due 2023 (the “Term Loan A-1”), and (iii) a term loan B-4 due April 29, 2023 (the “Term Loan B-4”).

Borrowings under the revolving credit facility bear interest at a rate equal to, at the Company’s option, either an adjusted London Interbank Offered Rate (“LIBOR”) rate, subject to a 0.00% floor, plus an applicable margin varying from 1.125% to 2.000% or a base rate plus an applicable margin varying from 0.125% to 1.000%, in each case depending on the Company’s corporate credit ratings. During 2018, the Company repaid the previously outstanding borrowings under its revolving credit facility. At June 28, 2019, the Company’s borrowing capacity under the revolving credit facility was $2.25 billion.

The Term Loan A-1 bears interest at a rate equal to, at the Company’s option, either an adjusted London Interbank Offered Rate (“LIBOR”) rate, subject to a 0.00% floor, plus an applicable margin varying from 1.125% to 2.000% or a base rate plus an applicable margin varying from 0.125% to 1.000%, in each case depending on the Company’s corporate credit ratings. Currently the Company has selected the LIBOR rate option, and the applicable rate was 3.90% as of June 28, 2019. Principal payments are due in quarterly installments of 1.250% per quarter through December 2022, with the remaining balance payable on February 27, 2023. The Term Loan A-1 issuance costs are amortized to interest expense over the term of the loan, and as of June 28, 2019, issuance costs of $10 million remained unamortized.

The U.S. Term Loan B-4 bears interest at a rate equal to, at the Company’s option, either an adjusted LIBOR rate, subject to a 0.00% floor, plus 1.75% or a base rate plus 0.75%. Currently the Company has selected the LIBOR rate option, and the applicable interest rate was 4.15% as of June 28, 2019. Principal payments on U.S. Term Loan B-4 of 0.25% are due quarterly with the balance due on April 29, 2023. The U.S. Term Loan B-4 issuance costs are amortized to interest expense over the term of the loan and as of June 28, 2019, issuance costs of $1 million remained unamortized.

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

The Company separately accounts for the liability and equity components of the 2024 Convertible Notes. The value of the liability component as of the date of issuance was recognized at the present value of its cash flows using a discount rate of 4.375%, the Company’s borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature, resulting in a debt discount of $165 million, which was allocated to equity as the value of the conversion feature. The 2024 Convertible Notes debt issuance costs were approximately $18 million, of which $15 million was allocated to the debt component and $3 million was allocated to equity. The debt discount and issuance costs are amortized to interest expense over the term of the 2024 Convertible Notes. As of June 28, 2019, debt discount and issuance cost of $142 million remained unamortized.

In February 2018, the Company issued $2.30 billion aggregate principal amount of senior unsecured notes due February 15, 2026 (the “2026 Senior Unsecured Notes”). The 2026 Senior Unsecured Notes bear interest at an annual rate of 4.750% with interest payable on February 15 and August 15 of each year. The Company is not required to make principal payments on the 2026 Senior Unsecured Notes prior to the maturity date. The 2026 Senior Unsecured Notes are jointly and severally guaranteed by certain material domestic subsidiaries of the Company. The 2026 Senior Unsecured Notes issuance costs are amortized to interest expense over the term of the 2026 Senior Unsecured Notes and as of June 28, 2019, issuance costs of $17 million remained unamortized.

The Company assumed the 0.5% convertible senior notes due November 15, 2020 (the “2020 Convertible Notes”) in connection with its acquisition of SanDisk Corporation (“SanDisk”), pursuant to an Agreement and Plan of Merger (the “Merger”), on May 12, 2016 (the “SanDisk Closing Date”). As of June 28, 2019, $35 million principal amount of the 2020 Convertible Notes was outstanding and had a conversion rate of 10.9006 units of reference property per $1,000 principal amount of the 2020 Convertible Notes, corresponding to 2.6020 shares of the Company’s common stock and $735.79 of cash, subject to adjustments under the indenture. The 2020 Convertible Notes are not currently exchangeable into reference property. The 2020 Convertible Notes issuance costs are amortized to interest expense over the term of the 2020 Convertible Notes and as of June 28, 2019, issuance costs of $2 million remained unamortized.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Credit Agreement requires the Company to comply with certain financial covenants with respect to the Revolving Facility and Term Loan A-1, consisting of a Leverage Ratio and an Interest Coverage Ratio (each as defined below). These covenants are based upon a trailing twelve-month consolidated adjusted EBITDA as defined in the Credit Agreement (“Adjusted EBITDA”). Adjusted EBITDA is defined as net income (loss) plus interest expense, income tax expense (benefit) and depreciation and amortization as well as other contractual adjustments as provided for in the Credit Agreement.

In April 2019, the Company amended the Credit Agreement for the purposes of providing additional flexibility by adjusting the leverage ratio maintenance covenant levels applicable to the Term Loan A-1 and Revolving Facility thereunder and amending the definition of Consolidated Adjusted EBITDA under the financial maintenance covenants to include an addback for certain depreciation related payments with respect to the Company’s Flash Ventures. As amended, the Company is now required to maintain a maximum ratio of total funded debt to trailing twelve-month Adjusted EBITDA (“Leverage Ratio”) at the end of each quarter of 4.25 to 1.00 through the quarter ending October 2, 2020, 4.00 to 1.00 through the quarter ending July 2, 2021, 3.75 to 1.00 through the quarter ending December 31, 2021, 3.50 to 1.00 through the quarter ending July 1, 2022, and 3.25 to 1.00 thereafter. In addition, the Company is required to maintain a minimum ratio of Adjusted EBITDA to interest expense (“Interest Coverage Ratio”), both calculated on a trailing twelve-month basis, at the end of each quarter of 3.50 to 1.00. As of June 28, 2019, the Company was in compliance with all financial covenants under the Credit Agreement.

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

Future Debt Payments

As of June 28, 2019, annual future debt payments were as follows:

Future Debt Payments
(in millions)
Fiscal year
2020	$276
2021	311
2022	276
2023	6,431
2024	1,100
2025 and thereafter	2,300
Total debt maturities	10,694
Issuance costs and debt discounts	(172)
Net carrying value	$10,522

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Goodwill and Other Intangible Assets

The following table summarizes the activity related to the carrying amount of goodwill:

Carrying Amount
(in millions)
Balance at June 30, 2017	$10,014
Goodwill recorded in connection with acquisitions	61
Balance at June 29, 2018	10,075
Foreign currency translation adjustment	1
Balance at June 28, 2019	$10,076

The following tables present intangible assets as of June 28, 2019 and June 29, 2018:

	June 28, 2019
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in millions)
Finite:
Existing technology	3	$4,332	$(3,316)	$1,016
Trade names and trademarks	7	648	(310)	338
Customer relationships	6	635	(372)	263
Other	2	180	(180)	—
Leasehold interests	31	29	(7)	22
Total finite intangible assets		5,824	(4,185)	1,639
In-process research and development		72	—	72
Total intangible assets		$5,896	$(4,185)	$1,711

	June 29, 2018
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in millions)
Finite:
Existing technology	3	$4,323	$(2,528)	$1,795
Trade names and trademarks	7	648	(222)	426
Customer relationships	6	635	(299)	336
Other	2	180	(161)	19
Leasehold interests	31	32	(8)	24
Total finite intangible assets		5,818	(3,218)	2,600
In-process research and development		80	—	80
Total intangible assets		$5,898	$(3,218)	$2,680

As part of prior acquisitions, the Company recorded at the time of the acquisition acquired IPR&D for projects in progress that had not yet reached technological feasibility. IPR&D is initially accounted for as an indefinite-lived intangible asset. Once a project reaches technological feasibility, the Company reclassifies the balance to existing technology and begins to amortize the intangible asset over its estimated useful life. During 2019, the Company reclassified $8 million of acquired IPR&D to existing technology and commenced amortization over its estimated useful life of 2 years.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2019, 2018 and 2017, the Company did not record any impairment charges related to intangible assets.

Intangible assets are amortized over the estimated useful lives based on the pattern in which the economic benefits are expected to be received. Intangible asset amortization was as follows:

	2019	2018	2017
	(In millions)
Intangible asset amortization	$968	$1,185	$1,169

The following table presents estimated future amortization expense for intangible assets currently subject to amortization as of June 28, 2019:

Future Intangible Asset Amortization Expense
(in millions)
Fiscal year
2020	$758
2021	503
2022	226
2023	134
2024 and thereafter	18
Total future amortization expense	$1,639

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Pension and Other Post-Retirement Benefit Plans

The Company has pension and other post-retirement benefit plans in various countries. The Company’s principal pension plans are in Japan. All pension and other post-retirement benefit plans outside of the Company’s Japanese defined benefit pension plan (the “Japanese Plan”) are immaterial to the Consolidated Financial Statements.

Obligations and Funded Status

The following table presents the unfunded status of the benefit obligations for the Japanese Plan:

	2019	2018	2017
	(in millions)
Change in benefit obligation:
Projected benefit obligation at beginning of period	$260	$249	$326
Service cost	6	6	8
Interest cost	2	2	1
Actuarial loss (gain)	13	9	(22)
Benefits paid	(9)	(9)	(30)
Settlement/Curtailment	—	—	(6)
Non-U.S. currency movement	8	3	(28)
Projected benefit obligation at end of period	280	260	249
Change in plan assets:
Fair value of plan assets at beginning of period	200	189	212
Actual return on plan assets	2	8	15
Employer contributions	10	10	10
Benefits paid	(9)	(9)	(30)
Non-U.S. currency movement	5	2	(18)
Fair value of plan assets at end of period	208	200	189
Unfunded status	$72	$60	$60

The following table presents the unfunded amounts related to the Japanese Plan as recognized on the Company’s Consolidated Balance Sheets:

	June 28, 2019	June 29, 2018
	(in millions)
Current liabilities	$1	$1
Non-current liabilities	71	59
Net amount recognized	$72	$60

The accumulated benefit obligation for the Japanese defined benefit pension plans was $280 million at June 28, 2019. As of June 28, 2019, actuarial losses for the Japanese defined benefit pension plans of $35 million are included in Accumulated other comprehensive loss in the Consolidated Balance Sheet. There were no prior service credits for the defined benefit pension plans recognized in Accumulated other comprehensive loss in the Consolidated Balance Sheet as of June 28, 2019.

Net periodic benefit costs were not material for 2019, 2018, and 2017.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions

Weighted-Average Assumptions

The weighted-average actuarial assumptions used to determine the projected benefit obligations for the Japanese defined benefit pension plans were as follows:

	2019	2018	2017
Discount rate	0.4%	0.7%	0.8%
Rate of compensation increase	0.6%	0.7%	0.8%

The weighted-average actuarial assumptions used to determine benefit costs for the Japanese defined benefit pension plans were as follows:

	2019	2018	2017
Discount rate	0.7%	0.8%	0.4%
Expected long-term rate of return on plan assets	2.5%	2.5%	2.5%
Rate of compensation increase	0.7%	0.8%	0.8%

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

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measurements

The following tables present the Japanese defined benefit pension plans’ major asset categories and their associated fair values as of June 28, 2019 and June 29, 2018:

	June 28, 2019
	Level 1	Level 2	Level 3	Total
	(in millions)
Equity:
Equity commingled/mutual funds(1)(2)	$—	$68	$—	$68
Fixed income:
Fixed income commingled/mutual funds(1)(3)	—	131	—	131
Cash equivalents and short-term investments	9	—	—	9
Fair value of plan assets	$9	$199	$—	$208

	June 29, 2018
	Level 1	Level 2	Level 3	Total
	(in millions)
Equity:
Equity commingled/mutual funds(1)(2)	$—	$68	$—	$68
Fixed income:
Fixed income commingled/mutual funds(1)(3)	—	125	—	125
Cash equivalents and short-term investments	3	4	—	7
Fair value of plan assets	$3	$197	$—	$200

(1)	Commingled funds represent pooled institutional investments.

(2)	Equity mutual funds invest primarily in equity securities.

(3)	Fixed income mutual funds invest primarily in fixed income securities.

There were no significant movements of assets between any level categories in 2019, 2018 or 2017.

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

Cash Flows

The Company’s expected employer contributions for 2020 and annual benefit payments over the next 5 years for its Japanese defined benefit pension plans are not expected to be material.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Commitments, Contingencies and Related Parties

Flash Ventures

The Company procures substantially all of its flash-based memory wafers from its business ventures with Toshiba Memory Corporation (“TMC”), which consists of three separate legal entities: Flash Partners Ltd. (“Flash Partners”), Flash Alliance Ltd. (“Flash Alliance”), and Flash Forward Ltd. (“Flash Forward”), collectively referred to as “Flash Ventures”. The Company has a 49.9% ownership interest and TMC has a 50.1% ownership interest in each of these entities. Through Flash Ventures, the Company and TMC collaborate in the development and manufacture of flash-based memory wafers, which are manufactured by TMC at its wafer fabrication facilities located in Japan using semiconductor manufacturing equipment individually owned or leased by each Flash Ventures entity. Each Flash Ventures entity purchases wafers from TMC at cost and then resells those wafers to the Company and TMC at cost plus a markup.

Flash Partners. Flash Partners was formed in 2004 in connection with the construction of TMC’s “Y3” 300-millimeter wafer fabrication facility located in Yokkaichi, Japan.

Flash Alliance. Flash Alliance was formed in 2006 in connection with the construction of TMC’s “Y4” 300-millimeter wafer fabrication facility located in Yokkaichi, Japan.

Flash Forward. Flash Forward was formed in 2010 in connection with the construction of TMC’s “Y5” 300-millimeter wafer fabrication facility located in Yokkaichi, Japan. Y5 was built in two phases of approximately equal size.

New Y2. The Company has a facility agreement with TMC related to the construction and operation of TMC’s “New Y2” 300-millimeter wafer fabrication facility located in Yokkaichi, Japan. New Y2 primarily provided additional clean room space to convert a portion of 2-dimensional (“2D”) flash-based wafer production capacity to 3-dimensional (“3D”) flash-based wafer production capacity. Production of flash-based wafers in New Y2 started in 2016.

Y6. The Company also has a facility agreement with TMC related to the construction and operation of TMC’s “Y6” 300-millimeter wafer fabrication facility in Yokkaichi, Japan. Y6 is primarily intended to provide clean room space to continue the transition of existing 2D flash-based wafer capacity to 3D flash-based wafer production capacity. Production of flash-based wafers in Y6 started for Flash Ventures started in 2018.

K1. In May 2019, the Company entered into additional agreements to extend Flash Ventures to a new wafer fabrication facility, referred to as “K1.” K1 is currently under construction at a site in Kitakami, Iwate, Japan. The Company is committed to pay, among other items, future building depreciation prepayments of $358 million as follows: $156 million in fiscal year 2020, $124 million in fiscal year 2021 and $78 million in fiscal 2022, to be credited against future wafer charges. The primary purpose of K1 is to provide clean room space to continue the transition of existing flash-based wafer capacity to newer flash technology nodes. Output from the initial production line at K1 is expected in the second half of fiscal year 2020. Meaningful output from K1 is not expected to begin until the first half of fiscal year 2021.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the notes receivable from, and equity investments in, Flash Ventures as of June 28, 2019 and June 29, 2018:

	June 28, 2019	June 29, 2018
	(in millions)
Notes receivable, Flash Partners	$551	$767
Notes receivable, Flash Alliance	878	48
Notes receivable, Flash Forward	743	700
Investment in Flash Partners	200	191
Investment in Flash Alliance	296	283
Investment in Flash Forward	123	116
Total notes receivable and investments in Flash Ventures	$2,791	$2,105

During 2019 and 2018, the Company made net payments to Flash Ventures of $4.13 billion and $3.79 billion, respectively, for purchased flash-based memory wafers and net loans and investments.

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

As of June 28, 2019 and June 29, 2018, the Company had accounts payable balances due to Flash Ventures of $331 million and $259 million, respectively.

The Company’s maximum reasonably estimable loss exposure (excluding lost profits) as a result of its involvement with Flash Ventures, based upon the Japanese yen to U.S. dollar exchange rate at June 28, 2019, is presented below. Investments in Flash Ventures are denominated in Japanese yen, and the maximum estimable loss exposure excludes any cumulative translation adjustment due to revaluation from the Japanese yen to the U.S. dollar.

June 28, 2019

Notes receivable	$2,172
Equity investments	619
Operating lease guarantees	1,575
Inventory	197
Maximum estimable loss exposure	$4,563

As of June 28, 2019 and June 29, 2018, the Company’s retained earnings included undistributed earnings of Flash Ventures of $14 million and $8 million, respectively.

The Company is obligated to pay for variable costs incurred in producing its share of Flash Ventures’ flash-based memory wafer supply, based on its three month forecast, which generally equals 50% of Flash Ventures’ output. In addition, the Company is obligated to pay for half of Flash Ventures’ fixed costs regardless of the output the Company chooses to purchase. The Company is not able to estimate its total wafer purchase commitment obligation beyond its rolling three-month purchase commitment because the price is determined by reference to the future cost of producing the semiconductor wafers. In addition, the Company is committed to fund 49.9% to 50.0% of each Flash Ventures entity’s capital investments to the extent that each Flash Ventures entity’s operating cash flow is insufficient to fund these investments.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Flash Ventures has historically operated near 100% of its manufacturing capacity. As a result of flash business conditions, the Company temporarily reduced its utilization of its share of Flash Ventures’ manufacturing capacity to an abnormally low level to more closely align the Company’s flash-based wafer supply with the projected demand. In 2019, the Company incurred costs of $264 million associated with the reduction in utilization, which was recorded as a charge to cost of revenue.

In June 2019, an unexpected power outage incident occurred at the flash-based memory manufacturing facilities operated by Flash Ventures in Yokkaichi, Japan. The power outage incident impacted the facilities and process tools and resulted in the damage of flash wafers in production. As a result of the incident, the Company incurred charges of $145 million recorded in cost of revenue for the year ended June 28, 2019, which primarily consisted of the write-off of damaged inventory and unabsorbed manufacturing overhead costs. The Company is pursuing recovery of its losses associated with this event; however, the amount of any recovery cannot be estimated at this time.

Inventory Purchase Commitments with Flash Ventures. Purchase orders placed under Flash Ventures for up to three months are binding and cannot be canceled.

Research and Development Activities. The Company participates in common R&D activities with TMC and is contractually committed to a minimum funding level. R&D commitments are immaterial to the Consolidated Financial Statements.

Off-Balance Sheet Liabilities

Flash Ventures sells to and leases back from a consortium of financial institutions a portion of its tools and has entered into equipment lease agreements of which the Company guarantees half or all of the outstanding obligations under each lease agreement. The lease agreements are subject to customary covenants and cancellation events related to Flash Ventures and each of the guarantors. The occurrence of a cancellation event could result in an acceleration of Flash Ventures’ obligations and a call on the Company’s guarantees.

The following table presents the Company’s portion of the remaining guarantee obligations under the Flash Ventures’ lease facilities in both Japanese yen and U.S. dollar-equivalent, based upon the Japanese yen to U.S. dollar exchange rate as of June 28, 2019.

	Lease Amounts
	(Japanese yen, in billions)	(U.S. dollar, in millions)
Total guarantee obligations	¥170	$1,575

The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the end of the term of the Flash Ventures lease agreements, in annual installments as of June 28, 2019 in U.S. dollars, based upon the Japanese yen to U.S. dollar exchange rate as of June 28, 2019:

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
	(in millions)
2020	$419	$66	$485
2021	321	109	430
2022	235	50	285
2023	137	67	204
2024	51	120	171
Thereafter	—	—	—
Total guarantee obligations	$1,163	$412	$1,575

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company and TMC have agreed to mutually contribute to, and indemnify each other and Flash Ventures for, environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances. The Company has not made any indemnification payments, nor recorded any indemnification receivables, under any such agreements. As of June 28, 2019, no amounts have been accrued in the Consolidated Financial Statements with respect to these indemnification agreements.

Unis Venture

The Company has a joint venture with Unisplendour Corporation Limited and Unissoft (Wuxi) Group Co. Ltd. (“Unis”), referred to as the “Unis Venture”, to market and sell the Company’s products in China and to develop data storage systems for the Chinese market in the future. The Unis Venture is 49% owned by the Company and 51% owned by Unis. The Company accounts for its investment in the Unis Venture under the equity method of accounting. Revenue on products distributed by the Unis Venture is recognized upon sell through to third-party customers. For the years ended June 28, 2019 and June 29, 2018, the Company recognized less than 1% of its consolidated revenue on products distributed by the Unis Venture. The outstanding accounts receivable due from and investment in the Unis Venture were not material to the Consolidated Financial Statements as of June 28, 2019 or June 29, 2018.

Sale-Leaseback

In April 2019, the Company completed a sale and leaseback of its manufacturing facility in Fremont, California. The Company received proceeds from the sale of $115 million and recognized a loss of $25 million. The property is being leased back over a term of 15 years at an annual lease rate of $7 million for the first year and increasing by 3% per year thereafter. The lease includes four 5-year renewal options for the ability to extend up to 20 years.

Lease Commitments

The Company leases certain facilities and equipment under long-term, non-cancelable operating leases. The Company’s operating leases consist of leased property and equipment that expire at various dates through 2034. Future minimum lease payments under operating leases that have initial non-cancelable lease terms in excess of one year at June 28, 2019 are as follows:

Lease Amounts
(in millions)
Fiscal year
2020	$59
2021	45
2022	33
2023	22
2024	16
Thereafter	116
Total future minimum lease payments	$291

Net rent expense was as follows:

	2019	2018	2017
	(In millions)
Rent expense, net	$47	$49	$56

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase Agreements and Other Commitments

In the normal course of business, the Company enters into purchase orders with suppliers for the purchase of components used to manufacture its products. These purchase orders generally cover forecasted component supplies needed for production during the next quarter, are recorded as a liability upon receipt of the components, and generally may be changed or canceled at any time prior to shipment of the components. The Company also enters into long-term agreements with suppliers that contain fixed future commitments, which are contingent on certain conditions such as performance, quality and technology of the vendor’s components. As of June 28, 2019, the Company had the following minimum long-term commitments:

Long-term purchase commitments
(in millions)
Fiscal year
2020	$136
2021	244
2022	263
2023	154
2024	40
Thereafter	210
Total	$1,047

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Business Segment, Revenue Information, Geographic Information and Concentration of Risk

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

The following table summarizes the Company’s revenue by end market product category, between Client Devices (mobile, desktop, gaming and digital video hard drives, SSDs, embedded products and wafers); Data Center Devices and Solutions (capacity and performance enterprise HDDs, enterprise SSDs, data center software and system solutions); and Client Solutions (removable products, hard drive content solutions and flash content solutions):

	2019	2018	2017
	(in millions)
Client Devices	$8,095	$10,108	$9,520
Data Center Devices & Solutions	5,038	6,075	5,505
Client Solutions	3,436	4,464	4,068
Total revenue	$16,569	$20,647	$19,093

The following table summarizes the Company’s revenue by form factor category, between HDD and flash-based products:

	2019	2018	2017
	(in millions)
HDD	$8,746	$10,698	$10,640
Flash-based	7,823	9,949	8,453
Total revenue	$16,569	$20,647	$19,093

The Company’s operations outside the United States include manufacturing facilities in China, Japan, Malaysia, the Philippines and Thailand, as well as sales offices throughout the Americas, Asia Pacific, Europe and the Middle East. The following tables summarize the Company’s operations by geographic area:

	2019	2018	2017
	(in millions)
Net revenue(1)
United States	$3,602	$4,640	$3,881
China	3,861	4,393	4,271
Hong Kong	3,122	4,022	3,257
Rest of Asia	2,116	2,752	3,181
Europe, Middle East and Africa	3,109	3,858	3,276
Other	759	982	1,227
Total	$16,569	$20,647	$19,093

(1)
Net revenue is attributed to geographic regions based on the ship-to location of the customer. License and royalty revenue is attributed to countries based upon the location of the headquarters of the licensee.

(2)
Prior year information is presented in accordance with the accounting guidance in effect during that period and has not been updated for Topic 606. The impact of the adoption of Topic 606 was not material

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 28, 2019	June 29, 2018
	(in millions)
Long-lived assets(1)
United States	$962	$1,187
Malaysia	667	737
China	420	427
Thailand	405	349
Rest of Asia	335	336
Europe, Middle East and Africa	54	59
Total	$2,843	$3,095

(1)	Long-lived assets include property, plant and equipment and are attributed to the geographic location in which they are located.

Customer Concentration and Credit Risk

The Company sells its products to computer manufacturers, resellers and retailers throughout the world. For each of 2019, 2018 and 2017, no customer accounted for 10% or more of the Company’s net revenue. For 2019, 2018 and 2017, the Company’s top 10 customers accounted for 45%, 42%, and 36%, respectively, of the Company’s net revenue.

The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral. The Company maintains allowances for potential credit losses, and such losses have historically been within management’s expectations. At any given point in time, the total amount outstanding from any one of a number of its customers may be individually significant to the Company’s financial results. As of June 28, 2019, two customers, Dell Technologies Inc. and Huawei Investment & Holding Co., accounted for 14% and 10%, respectively, of the Company’s net accounts receivable. As of June 29, 2018, two customers, Apple, Inc. and Dell Inc., accounted for 13% and 10%, respectively, of the Company’s net accounts receivable. As of June 28, 2019 and June 29, 2018, the Company had net accounts receivable of $1.20 billion and $2.20 billion, respectively, and reserves for potential credit losses were not material as of each period end.

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

For 2019, 2018 and 2017, the Company made Plan contributions of $34 million, $35 million and $36 million, respectively.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Shareholders’ Equity

2017 Performance Incentive Plan

The types of awards that may be granted under the Western Digital Corporation Amended and Restated 2017 Performance Incentive Plan (“2017 Performance Incentive Plan”) include stock options, stock appreciation rights (“SARs”) , RSUs, PSUs, stock bonuses and other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock, as well as cash bonus awards. Persons eligible to receive awards under the 2017 Performance Incentive Plan include officers and employees of the Company or any of its subsidiaries, directors of the Company and certain consultants and advisors to the Company or any of its subsidiaries. The vesting of awards under the 2017 Performance Incentive Plan is determined at the date of grant. Each award expires on a date determined at the date of grant; however, the maximum term of options and SARs under the 2017 Performance Incentive Plan is ten years after the grant date of the award. RSUs granted under the 2017 Performance Incentive Plan typically vest over periods ranging from one to four years from the date of grant. PSUs are granted to certain employees and vest only after the achievement of pre-determined performance metrics and completion of requisite service periods. Once the performance metrics are met, vesting of PSUs is generally subject to continued service by the employee. To the extent available, the Company issues shares out of treasury stock upon the vesting of awards, the exercise of employee stock options and the purchase of shares pursuant to the ESPP.

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

As of June 28, 2019, the maximum number of shares of the Company’s common stock that was authorized for award grants under the 2017 Performance Incentive Plan was 88.7 million shares. Shares issued in respect of stock options and SARs granted under the 2017 Performance Incentive Plan count against the plan’s share limit on a one-for-one basis, whereas currently, shares issued in respect of any other type of award granted count against the plan’s share limit as 1.72 shares for every one share issued in connection with such award. The 2017 Performance Incentive Plan was extended in 2013 and will terminate on August 4, 2025 unless terminated earlier by the Company’s Board of Directors (the “Board”).

Employee Stock Purchase Plan

Under the Company’s ESPP, eligible employees may authorize payroll deductions of up to 10% of their eligible compensation, subject to IRS limitations, during prescribed offering periods to purchase shares of the Company’s common stock at 95% of the fair market value of common stock either at the beginning of that offering period or on the applicable exercise date, whichever is less. A participant may participate in only one offering period at a time, and a new offering period generally begins each June 1st and December 1st. Each offering period is generally 24 months and consists of four exercise dates (each, generally six months following the start of the offering period or the preceding exercise date, as the case may be). If the fair market value of the Company’s common stock is less on a given exercise date than on the date of grant, employee participation in that offering period ends and participants are automatically re-enrolled in the next new offering period.

During 2019, 2018 and 2017, the Company issued 2.6 million, 2.5 million, and 2.3 million shares, respectively, for aggregate purchase amounts of $102 million, $119 million and $105 million, respectively.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based Compensation Expense

The following tables present the Company’s stock-based compensation for equity-settled awards by type and financial statement line as well as the related tax benefit included in the Company’s Consolidated Statements of Operations:

	2019	2018	2017
	(in millions)
Options	$16	$25	$41
Restricted and performance stock units	263	325	330
Employee stock purchase plan	27	27	23
Total	$306	$377	$394

	2019	2018	2017
	(in millions)
Cost of revenue	$48	$49	$49
Research and development	155	170	173
Selling, general and administrative	103	157	161
Employee termination, asset impairment, and other charges	—	1	11
Subtotal	306	377	394
Tax benefit	(50)	(66)	(105)
Total	$256	$311	$289

Compensation cost related to unvested stock options, RSUs, PSUs, and rights to purchase shares of common stock under the Company’s ESPP will generally be amortized on a straight-line basis over the remaining average service period. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of June 28, 2019:

	Unamortized Compensation Costs	Weighted Average Service Period
	(in millions)	(years)
Options	$7	1.0
RSUs and PSUs (1)	485	2.4
ESPP	65	1.9
Total unamortized compensation cost	$557

(1)	Weighted average service period assumes the performance metrics are met for the PSUs.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Activities

Stock Options

The following table summarizes stock option activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Options outstanding at July 1, 2016	9.0	$55.74
Granted	2.8	44.83
Exercised	(3.5)	37.72		$120
Canceled or expired	(0.9)	71.31
Options outstanding at June 30, 2017	7.4	58.14
Exercised	(2.2)	44.52		$99
Canceled or expired	(0.4)	60.85
Options outstanding at June 29, 2018	4.8	64.23
Exercised	(0.4)	39.58		$8
Canceled or expired	(0.5)	74.79
Options outstanding at June 28, 2019	3.9	$65.72	2.6	$8
Exercisable at June 28, 2019	3.3	$68.97	2.3	$6

RSUs and PSUs

The following table summarizes RSU and PSU activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value at Vest Date
	(in millions)		(in millions)
RSUs and PSUs outstanding at July 1, 2016	15.7	$41.92
Granted	6.0	44.13
Vested	(5.9)	46.98	$399
Forfeited	(2.1)	43.89
RSUs and PSUs outstanding at June 30, 2017	13.7	45.01
Granted	6.3	74.68
Vested	(6.3)	45.20	$552
Forfeited	(1.1)	50.35
RSUs and PSUs outstanding at June 29, 2018	12.6	58.31
Granted	7.3	54.82
Vested	(6.3)	53.21	$360
Forfeited	(2.0)	58.63
RSUs and PSUs outstanding at June 28, 2019	11.6	$62.07

RSUs and PSUs are generally settled in an equal number of shares of the Company’s common stock at the time of vesting of the units.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Valuation Assumptions

Stock Option Grants — Binomial Model

The fair value of stock options granted is estimated using a binomial option-pricing model. The binomial model requires the input of assumptions. The Company uses historical data to estimate exercise, employee termination and expected stock price volatility within the binomial model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. No options were granted in 2019 or 2018. The fair value of stock options granted in 2017 was estimated using the following weighted average assumptions:

2017
Suboptimal exercise factor	2.69
Range of risk-free interest rates	0.59% to 1.42%
Range of expected stock price volatility	0.35 to 0.49
Weighted-average expected volatility	0.40
Post-vesting termination rate	1.71%
Dividend yield	3.42%
Fair value	$13.72
Weighted-average expected term (in years)	3.6

RSU and PSU Grants

The fair value of the Company’s RSU and PSU awards granted, excluding unvested RSU awards assumed through acquisitions, was based upon the closing price of the Company’s stock price on the date of grant.

ESPP — Black-Scholes-Merton Model

The fair value of ESPP purchase rights issued is estimated at the date of grant of the purchase rights using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model requires the input of assumptions such as the expected stock price volatility and the expected period until options are exercised. Purchase rights under the ESPP are generally granted on either June 1st or December 1st of each year.

The fair values of all outstanding ESPP purchase rights have been estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	2019	2018	2017
Weighted-average expected term (in years)	1.26	1.24	1.26
Risk-free interest rate	2.39%	2.25%	0.81%
Stock price volatility	0.41	0.35	0.42
Dividend yield	4.92%	2.42%	4.02%
Fair value	$8.28	$16.89	$10.06

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Repurchase Program

The Company’s Board of Directors previously authorized $5.00 billion for the repurchase of the Company’s common stock. On July 25, 2018, the Company’s Board of Directors authorized a new $5.00 billion share repurchase program that is effective through July 25, 2023, replacing all prior programs. For the three months ended June 28, 2019, the Company did not make any stock repurchases. For the year ended June 28, 2019, the Company repurchased 0.8 million shares for a total cost of $61 million under the previous authorization and 7.6 million shares for a total cost of $502 million under the new authorization. Therefore, the Company’s stock repurchases under all stock repurchase authorizations in effect for the year ended June 28, 2019 totaled $563 million. The remaining amount available to be repurchased under the Company’s current stock repurchase program as of June 28, 2019 was $4.50 billion. Repurchases under the stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Company expects stock repurchases to be funded principally by operating cash flows.

Stock Reserved for Issuance

The following table summarizes all common stock reserved for issuance at June 28, 2019:

Number of Shares
(in millions)
Outstanding awards and shares available for award grants	33
ESPP	12
Total	45

Dividends to Shareholders

Since the first quarter of 2013, the Company has issued a quarterly cash dividend. During the twelve months ended June 28, 2019, the Company declared aggregate cash dividends of $2.00 per share on its outstanding common stock totaling $583 million, including $147 million that was paid on July 15, 2019.

On August 7, 2019, the Board declared a cash dividend of $0.50 per share to shareholders of record as of October 4, 2019, which will be paid on October 22, 2019. The Company may modify, suspend or cancel its cash dividend policy in any manner and at any time. The amount of future dividends under the Company’s cash dividend policy, and the declaration and payment thereof, will be based upon all relevant factors, including the Company’s financial position, results of operations, cash flows, capital requirements and restrictions under the Company’s Credit Agreement and other financing agreements, and shall be in compliance with applicable law.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Income Tax Expense

Income (loss) Before Taxes

The domestic and foreign components of Income (loss) before taxes were as follows:

	2019	2018	2017
	(in millions)
Foreign	$(642)	$2,398	$560
Domestic	355	(313)	209
Income (loss) before taxes	$(287)	$2,085	$769

Income Tax Expense (Benefit)

The components of the income tax expense (benefit) were as follows:

	2019	2018	2017
	(in millions)
Current:
Foreign	$181	$166	$127
Domestic - Federal	(91)	1,597	229
Domestic - State	3	(5)	4
	93	1,758	360
Deferred:
Foreign	226	(39)	56
Domestic - Federal	141	(300)	(44)
Domestic - State	7	(9)	—
	374	(348)	12
Income tax expense	$467	$1,410	$372

The 2017 Act includes a broad range of tax reform proposals affecting businesses, including a reduction in the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, a one-time mandatory deemed repatriation tax on earnings of certain foreign subsidiaries that were previously tax deferred and the creation of new taxes on certain foreign earnings.

When initially accounting for the tax effects of the enactment of the 2017 Act, the Company applied the applicable SEC guidance and made a reasonable estimate of the effects on the Company’s existing deferred tax balances and the one-time mandatory deemed repatriation tax required by the 2017 Act. As the Company finalized the accounting for the tax effects of the enactment of the 2017 Act during the one-year measurement period permitted by applicable SEC guidance, the Company reflected adjustments to the recorded provisional amounts. During the second quarter of fiscal 2019, the Company completed its accounting for the tax effects of the enactment of the 2017 Act. Although the U.S. Treasury and the IRS have issued tax guidance on certain provisions of the 2017 Act since the enactment date, the Company anticipates the issuance of additional regulatory and interpretive guidance. The Company applied a reasonable interpretation of the law along with any available guidance in finalizing its accounting for the tax effects of the 2017 Act. However, any additional regulatory or interpretive guidance would constitute new information which may require further refinements to its estimates in future periods.

Additional information regarding the significant provisions of the 2017 Act that impacted the Company is provided below.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Re-measurement of deferred taxes

The Company recorded a provisional income tax benefit of $65 million for the year ended June 29, 2018, which related to the re-measurements of the Company’s deferred tax balances and was based primarily on the rates at which the deferred tax assets and liabilities are expected to reverse in the current and future fiscal years, which were generally 29% and 22%, respectively. As of December 28, 2018, the Company had finalized the accounting for the tax effects related to the re-measurements of the Company’s deferred tax balances with no material change. During the third quarter of fiscal 2019, the Company finalized the filing of its U.S. federal income tax return for the year ended June 29, 2018, which resulted in an additional income tax benefit of $5 million for the re-measurement of the Company’s deferred tax assets and liabilities that are expected to reverse at 22%.

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

The Company had finalized the accounting for the tax effects of the mandatory deemed repatriation tax during the one-year measurement period permitted by applicable SEC guidance. During the first half of fiscal 2019, the Company reduced its mandatory deemed repatriation tax liability by $302 million, of which $250 million was for the utilization of recorded deferred tax assets related to existing tax attributes. The utilization of the deferred tax assets was a reclassification that did not have an impact on the Company’s income tax provision for the year ended June 28, 2019. The remaining $52 million reduction to the mandatory deemed repatriation tax primarily related to the Company’s decision to no longer carry forward its 2018 operating loss and, instead, apply it against the mandatory deemed repatriation tax. The $52 million benefit resulted from utilizing the fiscal year 2018 operating losses at a 28% tax rate on the Company’s 2018 tax return as compared to the carryforward tax rate of 21%. The Company also finalized its post-1986 earnings and profits calculation along with the amount of earnings held in cash and other specified assets and increased its mandatory deemed repatriation tax liability by $95 million.

Subsequent to the one-year measurement period, the Company finalized the filing of its U.S. federal income tax return for the year ended June 29, 2018, which resulted in a decrease to its mandatory repatriation tax liability by $105 million, of which $41 million related to the utilization of recorded deferred tax assets related to existing tax attributes. The utilization of the deferred tax assets resulted in an income tax benefit of $19 million for the third quarter of fiscal 2019 with the remaining amount being a reclassification that did not have an impact on the Company’s income tax provision. The remaining $64 million benefit is attributable primarily to the issuance by the IRS of final regulations on January 15, 2019 with respect to the mandatory deemed repatriation tax liability. These regulations favorably impacted certain positions previously taken with respect to amounts recorded in the Company’s Consolidated Financial Statements. The Company’s estimate of the mandatory deemed repatriation tax liability after these refinements was $1.25 billion, excluding a $146 million liability for unrecognized tax benefits.

During the one-year measurement period, the Company evaluated the expected manner of recovery to determine whether or not to continue to assert indefinite reinvestment on a part or all the foreign undistributed earnings. This required the Company to re-evaluate its existing short and long-term capital allocation policies in light of the 2017 Act and calculate the tax cost that is incremental to the deemed repatriation tax of repatriating cash to the U.S. The provisional tax expense recorded by the Company as of June 28, 2018 was based upon an assumption at the time that all of its foreign undistributed earnings would be indefinitely reinvested.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the second quarter of fiscal 2019, the Company finalized the accounting for the tax effects of the mandatory deemed repatriation tax on its indefinite reinvestment assertion. At that time, the Company removed its indefinite reinvestment assertion with the intention to repatriate all of its foreign undistributed earnings. As a result, the Company recorded a foreign income tax expense of $253 million related to foreign withholding taxes partially offset by foreign tax credits of $55 million. In addition, a state income tax expense of $30 million was recorded, partially offset by a decrease to the Company’s valuation allowance of $21 million. The Company’s decision to change its indefinite reinvestment assertion was based on interpretative guidance issued by the IRS at the time related to the ordering and taxation of a repatriation of the Company’s foreign undistributed earnings. During the fourth quarter of fiscal 2019, the IRS issued additional interpretative guidance affecting the taxation of a certain portion of the Company’s foreign undistributed earnings, which could result in additional federal tax. After consideration of this additional interpretative guidance, the Company made the determination that it no longer intends to repatriate this portion of its foreign undistributed earnings and did not establish an accrual for the potential related federal tax liability of $1.25 billion.

Deferred taxes on foreign earnings

As a result of the shift to a territorial system for U.S. taxation, the new minimum tax on certain foreign earnings (“global intangible low-tax income”) provision of the 2017 Act imposes a tax on foreign earnings and profits in excess of a deemed return on tangible assets of foreign subsidiaries. This provision became effective for the Company with the fiscal year ended June 28, 2019. During the one-year measurement period permitted by applicable SEC guidance, the Company evaluated its accounting policy regarding whether to make an election to account for the effects of this provision either as a component of future income tax expense in the period in which the tax arises or as a component of deferred taxes on the related investments. Accordingly, no deferred tax assets and liabilities were established for timing differences between foreign U.S. GAAP income and U.S. taxable income that would be expected to reverse under the new minimum tax in future years for the year ended June 29, 2018.

Subsequent to June 29, 2018, the Company made the election to account for the effects of the global intangible low-tax income provision as a component of future income tax expense in the period in which the tax arises. There was no change in the Company’s accounting as a result of this election.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Taxes

Temporary differences and carryforwards, which give rise to a significant portion of deferred tax assets and liabilities were as follows:

	June 28, 2019	June 29, 2018
	(in millions)
Deferred tax assets:
Sales related reserves and accrued expenses not currently deductible	$48	$53
Accrued compensation and benefits not currently deductible	124	145
Net operating loss carryforward	285	443
Business credit carryforward	410	448
Long-lived assets	144	161
Other	135	118
Total deferred tax assets	1,146	1,368
Deferred tax liabilities:
Long-lived assets	(413)	(491)
Unremitted earnings of certain non-U.S. entities	(220)	(5)
Other	(32)	(43)
Total deferred tax liabilities	(665)	(539)
Valuation allowances	(619)	(614)
Deferred tax assets (liabilities), net	$(138)	$215

The change from a net deferred tax asset to a net deferred tax liability is primarily due to a decrease in the deferred tax asset for the utilization of U.S. net operating losses and business credits of $250 million. These assets were utilized to reduce the mandatory repatriation tax liability. In addition, there was an increase in the deferred tax liability with respect to the decision to change the Company’s indefinite reinvestment assertion on its foreign undistributed earnings of $228 million. These amounts are offset in part by the 2019 reversal of the deferred tax liability associated with purchase accounting intangibles of $78 million.

The net deferred tax asset valuation allowance increased by $5 million and $96 million in 2019 and 2018, respectively. The valuation allowance increase in 2019 is primarily attributable to the current year generation of state tax credits, net of current year utilization of $23 million, which the Company does not anticipate being able to utilize in future periods. This increase is partially offset by a valuation allowance decrease attributable to a change in the indefinite reinvestment assertion of $21 million for state tax credits, which the Company now anticipates being able to utilize in future periods. The valuation allowance increase in 2018 is primarily attributable to the 2018 generation of foreign net operating loss carryforwards of $54 million and state tax credits of $33 million, which the Company does not anticipate being able to utilize in future periods. The assessment of valuation allowances against deferred tax assets requires estimations and significant judgment. The Company continues to assess and adjust its valuation allowance based on operating results and market conditions. After weighing both the positive and negative evidence available, including, but not limited to, earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets, the Company determined that it is able to realize most of its deferred tax assets with the exception of certain loss and credit carryforwards.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective Tax Rate

Under the 2017 Act, the reduction of the U.S. federal corporate tax rate from 35% to 21% is effective January 1, 2018, requiring companies to use a blended rate for their fiscal 2018 tax year by applying a pro-rated percentage of the number of days before and after the January 1, 2018 effective date. This results in the use of an estimated annual effective tax rate of approximately 21% for the Company’s U.S. federal corporate tax rate for fiscal year 2018. For fiscal year 2019 and beyond, the Company will utilize the enacted U.S. federal corporate tax rate of 21%.

Reconciliation of the U.S. Federal statutory rate to the Company’s effective tax rate is as follows:

	2019	2018	2017
U.S. Federal statutory rate	21%	28%	35%
Tax rate differential on international income	(75)	(34)	(27)
Tax effect of U.S. foreign income inclusion	(7)	1	4
Tax effect of U.S. foreign minimum tax	(38)	—	—
Tax effect of U.S. foreign derived intangible income	11	—	—
Tax effect of U.S. non-deductible stock-based compensation	(1)	1	1
Tax effect of U.S. permanent differences	(3)	(1)	(1)
State income tax, net of federal tax	—	—	1
Impact of 2017 Act:
One-time mandatory deemed repatriation tax	(41)	75	—
Re-measurement of deferred taxes	2	(3)	—
Change in valuation allowance	(2)	5	29
Unremitted earnings of certain non-U.S. entities	(79)	—	5
Tax related to SanDisk integration	—	—	12
Foreign income tax credits	23	—	—
Federal R&D credits	24	(4)	(12)
Other	2	—	1
Effective tax rate	(163)%	68%	48%

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax Holidays and Carryforwards

A substantial portion of the Company’s manufacturing operations in Malaysia, the Philippines and Thailand operate under various tax holidays and tax incentive programs which expired or will expire in whole or in part at various dates during fiscal years 2020 through 2030. Certain of the holidays may be extended if specific conditions are met. The net impact of these tax holidays and tax incentives was an increase to the Company’s net earnings by $393 million, or $1.33 per diluted share, $519 million, or $1.69 per diluted share, and $467 million, or $1.58 per diluted share, in 2019, 2018, and 2017, respectively.

As of June 28, 2019, the Company had varying amounts of federal and state NOL/tax credit carryforwards that do not expire or, if not used, expire in various years. Following is a summary of the Company’s federal and state NOL/tax credit carryforwards and the related expiration dates of these NOL/tax credit carryforwards:

Jurisdiction	NOL/Tax Credit Carryforward Amount	Expiration
	(in millions)
Federal NOL (Pre 2017 Act Generation)	$700	2021 to 2037
Federal NOL (Post 2017 Act Generation)	—	No expiration
State NOL	619	2021 to 2038
Federal tax credits	59	2020 to 2034
State tax credits	578	No expiration

The federal and state NOLs and credits relating to various acquisitions are subject to limitations under Sections 382 and 383 of the Internal Revenue Code. The Company expects the total amount of federal and state NOLs ultimately realized will be reduced as a result of these provisions by $128 million and $361 million, respectively. The Company expects the total amount of federal and state credits ultimately realized will be reduced as a result of these provisions by $28 million and $2 million, respectively.

As of June 28, 2019, the Company had varying amounts of foreign NOL carryforwards that do not expire or, if not used, expire in various years, depending on the country. The major jurisdictions that the Company receives foreign NOL carryforwards and the related amounts and expiration dates of these NOL carryforwards are as follows:

Jurisdiction	NOL Carryforward Amount	Expiration
	(in millions)
Japan	$132	2024 to 2026
Belgium	105	No expiration
China	133	2023 to 2024
Spain	52	No expiration

Uncertain Tax Positions

With the exception of certain unrecognized tax benefits that are directly associated with the tax position taken, unrecognized tax benefits are presented gross in the Consolidated Balance Sheets. Interest and penalties related to unrecognized tax benefits are recognized in liabilities recorded for uncertain tax positions and are recorded in the provision for income taxes. Accrued interest and penalties included in the Company’s liability related to unrecognized tax benefits as of June 28, 2019, June 29, 2018 and June 30, 2017 was $123 million, $110 million and $89 million, respectively.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits excluding accrued interest and penalties:

	2019	2018	2017
	(in millions)
Unrecognized tax benefit, beginning balance	$551	$522	$491
Gross increases related to current year tax positions	172	38	35
Gross increases related to prior year tax positions	8	30	3
Gross decreases related to prior year tax positions	(24)	(9)	(8)
Settlements	(1)	(19)	(8)
Lapse of statute of limitations	(11)	(11)	(19)
Acquisitions	—	—	28
Unrecognized tax benefit, ending balance	$695	$551	$522

Included within long-term liabilities in the Consolidated Balance Sheets are the Company’s payable related to unrecognized tax benefits including accrued interest and penalties of $699 million, $508 million, and $493 million as of June 28, 2019, June 29, 2018 and June 30, 2017, respectively. The entire balance of the gross unrecognized tax benefits as of June 28, 2019, June 29, 2018 and June 30, 2017, if recognized, would affect the effective tax rate.

The Company files U.S. Federal, U.S. state and foreign tax returns. For both federal and state tax returns, with few exceptions, the Company is subject to examination for fiscal years 2013 through 2018. The Company is no longer subject to examination by the IRS for periods prior to 2012, although carry forwards generated prior to those periods may still be adjusted upon examination by the IRS or state taxing authority if they either have been or will be used in a subsequent period. In the major foreign jurisdictions, the Company could be subject to examination in China for calendar years 2009 through 2018, in Ireland for calendar years 2014 through 2018, in India for fiscal years 2014 through 2018, in Israel for fiscal years 2014 through 2018 and in Japan for fiscal years 2012 through 2018.

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

The Company believes that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. If any issues addressed in the Company’s tax examinations are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of June 28, 2019, it was not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of the Company’s liability for unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of the Company’s tax returns.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Net Income (Loss) Per Common Share

The following table presents the computation of basic and diluted income (loss) per common share:

	2019	2018	2017
	(in millions, except per share data)
Net income (loss)	$(754)	$675	$397
Weighted average shares outstanding:
Basic	292	297	288
Employee stock options, RSUs, PSUs and ESPP	—	10	8
Diluted	292	307	296
Income (loss) per common share
Basic	$(2.58)	$2.27	$1.38
Diluted	$(2.58)	$2.20	$1.34

The Company computes basic income (loss) per common share using net income (loss) and the weighted average number of common shares outstanding during the period. Diluted income per common share is computed using net income and the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include dilutive outstanding employee stock options, RSUs and PSUs, and rights to purchase shares of common stock under the Company’s ESPP. For 2018 and 2017, the Company excluded 2 million and 3 million common shares, respectively, subject to outstanding equity awards from the calculation of diluted shares because their impact would have been anti-dilutive based on the Company’s average stock price during the period. For 2019, the Company reported a net loss, and all outstanding equity awards have been excluded from such periods because including them would be anti-dilutive.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Employee Termination, Asset Impairment and Other Charges

The Company recorded the following charges related to employee terminations benefits, asset impairment, and other charges:

	2019	2018	2017
	(in millions)
Employee termination and other charges:
Closure of Foreign Manufacturing Facilities	$22	$56	$10
Business Realignment	144	50	72
Restructuring Plan 2016	—	92	128
Total employee termination and other charges	166	198	210
Asset impairment:
Restructuring Plan 2016	—	16	—
Closure of Foreign Manufacturing Facility	—	—	11
Total asset impairment	—	16	11
Stock-based compensation accelerations and adjustments:
Business Realignment	—	1	11
Total stock-based compensation accelerations and adjustments	—	1	11
Total employee termination, asset impairment, and other charges	$166	$215	$232

Closure of Foreign Manufacturing Facilities

In July 2018, the Company announced the closing of its HDD manufacturing facility in Kuala Lumpur, Malaysia, in order to reduce its manufacturing costs and consolidate HDD operations into Thailand. The Company substantially completed the closure as of June 28, 2019. The Company incurred charges of $10 million in employee termination benefits and $12 million in contract termination and other charges in the year ended June 28, 2019 and $56 million of employee termination benefits in the year ended June 29, 2018.

The following table presents an analysis of the components of the restructuring charges, payments and adjustments made against the reserve during the year ended June 28, 2019:

	Employee Termination Benefits	Contract Termination and Other	Total
	(in millions)
Accrual balance at June 29, 2018	$56	$—	$56
Charges	10	12	22
Cash payments	(36)	(10)	(46)
Accrual balance at June 28, 2019	$30	$2	$32

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Realignment

The Company periodically incurs charges as part of the integration process of recent acquisitions and to realign its operations with anticipated market demand, primarily consisting organization rationalization designed to streamline our business, reduce our cost structure and focus our resources.

The following table presents an analysis of the components of the activity against the reserve during the year ended June 28, 2019:

	Employee Termination Benefits	Contract Termination and Other	Total
	(in millions)
Accrual balance at June 29, 2018	$31	$5	$36
Charges	131	13	144
Cash payments	(125)	(10)	(135)
Accrual balance at June 28, 2019	$37	$8	$45

Restructuring Plan 2016

In 2016, the Company initiated a set of actions relating to the restructuring plan associated with the integration of substantial portions of its HGST and WD subsidiaries (“Restructuring Plan 2016”). Restructuring Plan 2016 consisted of asset and footprint reductions, product road map consolidation and organization rationalization. These actions were substantially completed in fiscal year 2018.

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

Intellectual Property Litigation

In May 2016, Lambeth Magnetic Structures, LLC (“Lambeth”) filed a complaint with the U.S. District Court for the Western District of Pennsylvania against WD and certain of its subsidiaries alleging infringement of U.S. Patent No. 7,128,988. The complaint seeks unspecified monetary damages and injunctive relief. The ’988 patent, entitled “Magnetic Material Structures, Devices and Methods,” allegedly relates to a magnetic material structure for hard disk drive devices. Mediation in this matter was held on August 16, 2019, and the parties reached an agreement in principle to settle the case for an immaterial amount, a portion of which has been previously accrued in the Company’s financial statements. The parties expect to formalize the settlement and obtain court dismissal of the litigation during the first half of fiscal 2020. In the event the settlement is not formalized and the agreement in principle is deemed not enforceable, the Company intends to continue to defend itself vigorously in this matter.

Securities

Beginning in March 2015, SanDisk and two of its officers, Sanjay Mehrotra and Judy Bruner, were named in three putative class action lawsuits filed with the U.S. District Court for the Northern District of California. Two complaints are brought on behalf of a purported class of purchasers of SanDisk’s securities between October 2014 and March 2015, and one is brought on behalf of a purported class of purchasers of SanDisk’s securities between April 2014 and April 2015. The complaints generally allege violations of federal securities laws arising out of alleged misstatements or omissions by the defendants during the alleged class periods. The complaints seek, among other things, damages and fees and costs. In July 2015, the District Court consolidated the cases and appointed Union Asset Management Holding AG and KBC Asset Management NV as lead plaintiffs. The lead plaintiffs filed an amended complaint in August 2015. In January 2016, the District Court granted the defendants’ motion to dismiss and dismissed the amended complaint with leave to amend. In February 2016, the District Court issued an order appointing as new lead plaintiffs Bristol Pension Fund; City of Milford, Connecticut Pension & Retirement Board; Pavers and Road Builders Pension, Annuity and Welfare Funds; the Newport News Employees’ Retirement Fund; and Massachusetts Laborers’ Pension Fund (collectively, the “Institutional Investor Group”). In March 2016, the Institutional Investor Group filed an amended complaint. In June 2016, the District Court granted the defendants’ motion to dismiss and dismissed the amended complaint with leave to amend. In July 2016, the Institutional Investor Group filed a further amended complaint. In June 2017, the District Court denied the defendants’ motion to dismiss. In September 2018, the District Court granted the Institutional Investor Group’s motion to certify a class of all persons and entities who purchased or otherwise acquired SanDisk’s publicly traded common stock between October 2014 and April 2015, excluding those who purchased or otherwise acquired SanDisk’s publicly traded common stock during the class period but who sold their stock prior to the first corrective disclosure in March 2015. The Institutional Investor Group alleged artificial inflation in the price of SanDisk’s publicly traded common stock of $9.04 per share from October 16, 2014 through March 25, 2015, $2.26 per share on March 26, 2015, and $1.35 per share from March 27, 2015 through April 15, 2015. In March 2019, the parties reached a settlement of all claims in this matter, subject to formal ratification by party representatives and approval by the court. In May 2019, the court granted the motion for preliminary approval and scheduled a hearing on the final approval for September 2019. The charge related to the settlement was recorded in Selling, general and administrative expense.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax

For disclosures regarding statutory notices of deficiency issued by the IRS on June 28, 2018 and December 10, 2018, and petitions filed by the Company with the U.S. Tax Court in September 2018 and March 2019, see Note 13, Income Tax Expense.

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

The Company’s 2026 Senior Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, subject to certain customary guarantor release conditions, by certain 100% owned material domestic subsidiaries of the Company (or the “Guarantor Subsidiaries”). The guarantee by a Guarantor Subsidiary will be released in the event of (i) the release of a Guarantor Subsidiary from its guarantee of indebtedness under the Credit Agreement or other indebtedness that would have required the Guarantor Subsidiary to guarantee the 2026 Senior Unsecured Notes, (ii) the sale, issuance or other disposition of capital stock of a Guarantor Subsidiary such that it is no longer a restricted subsidiary under the indenture governing the 2026 Senior Unsecured Notes, (iii) the sale of all or substantially all of a Guarantor Subsidiary’s assets, (iv) the Company’s exercise of its defeasance options under the indenture governing the 2026 Senior Unsecured Notes, (v) the dissolution or liquidation of a Guarantor Subsidiary or (vi) the sale of all the equity interest in a Guarantor Subsidiary. The Company’s other domestic subsidiaries and its foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) do not guarantee the 2026 Senior Unsecured Notes. The following condensed consolidating financial information reflects the summarized financial information of Western Digital Corporation (“Parent”), the Guarantor Subsidiaries on a combined basis, and the Non-Guarantor Subsidiaries on a combined basis.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet
As of June 28, 2019

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$8	$985	$2,462	$—	$3,455
Accounts receivable, net	—	779	425	—	1,204
Intercompany receivables	2,409	5,808	1,581	(9,798)	—
Inventories	—	990	2,438	(145)	3,283
Loans due from consolidated affiliates	—	—	50	(50)	—
Other current assets	2	251	282	—	535
Total current assets	2,419	8,813	7,238	(9,993)	8,477
Property, plant and equipment, net	—	873	1,970	—	2,843
Notes receivable and investments in Flash Ventures	—	—	2,791	—	2,791
Goodwill	—	388	9,688	—	10,076
Other intangible assets, net	—	23	1,688	—	1,711
Investments in consolidated subsidiaries	20,772	16,355	—	(37,127)	—
Loans due from consolidated affiliates	—	674	—	(674)	—
Other non-current assets	60	51	361	—	472
Total assets	$23,251	$27,177	$23,736	$(47,794)	$26,370

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$195	$1,372	$—	$1,567
Accounts payable to related parties	—	—	331	—	331
Intercompany payables	1,871	3,515	4,412	(9,798)	—
Accrued expenses	195	522	579	—	1,296
Accrued compensation	—	214	133	—	347
Loans due to consolidated affiliates	—	50	—	(50)	—
Current portion of long-term debt	276	—	—	—	276
Total current liabilities	2,342	4,496	6,827	(9,848)	3,817
Long-term debt	10,213	—	33	—	10,246
Loans due to consolidated affiliates	674	—	—	(674)	—
Other liabilities	55	1,795	490	—	2,340
Total liabilities	13,284	6,291	7,350	(10,522)	16,403
Total shareholders’ equity	9,967	20,886	16,386	(37,272)	9,967
Total liabilities and shareholders’ equity	$23,251	$27,177	$23,736	$(47,794)	$26,370

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

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations
For the year ended June 28, 2019

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Revenue, net	$—	$12,860	$17,189	$(13,480)	$16,569
Cost of revenue	—	11,237	15,138	(13,558)	12,817
Gross profit	—	1,623	2,051	78	3,752
Operating expenses:
Research and development	—	1,376	806	—	2,182
Selling, general and administrative	2	865	450	—	1,317
Intercompany operating expense (income)	16	(1,523)	1,507	—	—
Employee termination, asset impairment, and other charges	—	85	81	—	166
Total operating expenses	18	803	2,844	—	3,665
Operating income (loss)	(18)	820	(793)	78	87
Interest and other income (expense):
Interest income	10	25	46	(24)	57
Interest expense	(478)	(9)	(6)	24	(469)
Other income (expense), net	1	(6)	43	—	38
Total interest and other income (expense), net	(467)	10	83	—	(374)
Income (loss) before taxes	(485)	830	(710)	78	(287)
Equity in earnings from subsidiaries	(418)	(867)	—	1,285	—
Income tax expense (benefit)	(149)	457	159	—	467
Net loss	$(754)	$(494)	$(869)	$1,363	$(754)

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations
For the year ended June 29, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Revenue, net	$—	$14,913	$20,155	$(14,421)	$20,647
Cost of revenue	—	12,913	14,573	(14,544)	12,942
Gross profit	—	2,000	5,582	123	7,705
Operating expenses:
Research and development	—	1,551	849	—	2,400
Selling, general and administrative	8	1,044	421	—	1,473
Intercompany operating expense (income)	—	(1,626)	1,626	—	—
Employee termination, asset impairment, and other charges	1	47	167	—	215
Total operating expenses	9	1,016	3,063	—	4,088
Operating income (loss)	(9)	984	2,519	123	3,617
Interest and other income (expense):
Interest income	211	8	51	(210)	60
Interest expense	(674)	(21)	(191)	210	(676)
Other expense, net	(905)	(9)	(2)	—	(916)
Total interest and other expense, net	(1,368)	(22)	(142)	—	(1,532)
Income (loss) before taxes	(1,377)	962	2,377	123	2,085
Equity in earnings from subsidiaries	1,698	2,223	—	(3,921)	—
Income tax expense (benefit)	(354)	1,633	131	—	1,410
Net income	$675	$1,552	$2,246	$(3,798)	$675

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations
For the year ended June 30, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Revenue, net	$—	$14,732	$16,381	$(12,020)	$19,093
Cost of revenue	—	12,786	12,203	(11,968)	13,021
Gross profit	—	1,946	4,178	(52)	6,072
Operating expenses:
Research and development	—	1,619	822	—	2,441
Selling, general and administrative	6	1,006	433	—	1,445
Intercompany operating expense (income)	—	(1,736)	1,736	—	—
Employee termination, asset impairment, and other charges	—	88	144	—	232
Total operating expenses	6	977	3,135	—	4,118
Operating income (loss)	(6)	969	1,043	(52)	1,954
Interest and other income (expense):
Interest income	347	11	22	(354)	26
Interest expense	(843)	(10)	(348)	354	(847)
Other income (expense), net	(290)	49	(61)	(62)	(364)
Total interest and other income (expense), net	(786)	50	(387)	(62)	(1,185)
Income (loss) before taxes	(792)	1,019	656	(114)	769
Equity in earnings from subsidiaries	907	287	—	(1,194)	—
Income tax expense (benefit)	(282)	259	395	—	372
Net income	$397	$1,047	$261	$(1,308)	$397

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the year ended June 28, 2019

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Net loss	$(754)	$(494)	$(869)	$1,363	$(754)
Other comprehensive income (loss), before tax:
Actuarial pension loss	(39)	(39)	(39)	78	(39)
Foreign currency translation adjustment	28	31	31	(62)	28
Net unrealized gain (loss), on derivative contracts and available-for-sale securities	(39)	40	38	(78)	(39)
Total other comprehensive income (loss), before tax	(50)	32	30	(62)	(50)
Income tax benefit related to items of other comprehensive income (loss)	21	1	2	(3)	21
Other comprehensive income (loss), net of tax	(29)	33	32	(65)	(29)
Total comprehensive loss	$(783)	$(461)	$(837)	$1,298	$(783)

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the year ended June 29, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Net income	$675	$1,552	$2,246	$(3,798)	$675
Other comprehensive income, before tax:
Actuarial pension loss	(2)	(2)	(2)	4	(2)
Foreign currency translation adjustment	18	15	15	(30)	18
Net unrealized gain on derivative contracts and available-for-sale securities	7	(10)	(6)	16	7
Total other comprehensive income, before tax	23	3	7	(10)	23
Income tax benefit (expense) related to items of other comprehensive income	(4)	1	(1)	—	(4)
Other comprehensive income, net of tax	19	4	6	(10)	19
Total comprehensive income	$694	$1,556	$2,252	$(3,808)	$694

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the year ended June 30, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Net income	$397	$1,047	$261	$(1,308)	$397
Other comprehensive loss, before tax:					—
Actuarial pension gain	39	39	39	(78)	39
Foreign currency translation adjustment	(115)	(113)	(136)	249	(115)
Net unrealized loss on derivative contracts and available-for-sale securities	(75)	(75)	(73)	148	(75)
Total other comprehensive loss, before tax	(151)	(149)	(170)	319	(151)
Income tax expense related to items of other comprehensive loss	(10)	(10)	(8)	18	(10)
Other comprehensive loss, net of tax	(161)	(159)	(178)	337	(161)
Total comprehensive income	$236	$888	$83	$(971)	$236

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
For the year ended June 28, 2019

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$160	$(1,286)	$2,723	$(50)	$1,547
Cash flows from investing activities
Purchases of property, plant and equipment	—	(250)	(626)	—	(876)
Proceeds from the sale of property, plant and equipment	—	116	3	—	119
Purchases of investments	—	(11)	(68)	—	(79)
Proceeds from sale of investments	—	—	175	—	175
Proceeds from maturities of investments	—	—	7	—	7
Notes receivable issuances to Flash Ventures	—	—	(1,364)	—	(1,364)
Notes receivable proceeds from Flash Ventures	—	—	766	—	766
Strategic investments and other, net	—	2	(22)	—	(20)
Intercompany loan from (to) consolidated affiliates	943	(659)	1	(285)	—
Advances from (to) parent and consolidated affiliates	(342)	342	—	—	—
Net cash provided by (used in) investing activities	601	(460)	(1,128)	(285)	(1,272)
Cash flows from financing activities				—
Issuance of stock under employee stock plans	118	—	—	—	118
Taxes paid on vested stock awards under employee stock plans	(115)	—	—	—	(115)
Repurchases of common stock	(563)	—	—	—	(563)
Dividends paid to shareholders	(584)	—	—	—	(584)
Repayment of debt	(181)	—	—	—	(181)
Repayment of revolving credit facility	(500)	—	—	—	(500)
Debt issuance costs	(4)	—	—	—	(4)
Intercompany loan from (to) consolidated affiliates	674	(377)	(582)	285	—
Change in investment in consolidated subsidiaries	362	2,440	(2,852)	50	—
Net cash provided by (used in) financing activities	(793)	2,063	(3,434)	335	(1,829)
Effect of exchange rate changes on cash	—	—	4	—	4
Net increase (decrease) in cash and cash equivalents	(32)	317	(1,835)	—	(1,550)
Cash and cash equivalents, beginning of year	40	668	4,297	—	5,005
Cash and cash equivalents, end of period	$8	$985	$2,462	$—	$3,455

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
For the year ended June 29, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(144)	$211	$4,158	$(20)	$4,205
Cash flows from investing activities
Purchases of property, plant and equipment	—	(220)	(615)	—	(835)
Proceeds from the sale of property, plant and equipment	—	—	26	—	26
Acquisitions, net of cash acquired	—	(94)	(6)	—	(100)
Purchases of investments	—	(21)	(68)	—	(89)
Proceeds from sale of investments	—	—	48	—	48
Proceeds from maturities of investments	—	—	19	—	19
Notes receivable issuances to Flash Ventures	—	—	(1,313)	—	(1,313)
Notes receivable proceeds from Flash Ventures	—	—	571	—	571
Strategic investments and other, net	—	(2)	20	—	18
Intercompany loan from consolidated affiliates	3,757	—	—	(3,757)	—
Advances from (to) parent and consolidated affiliates	(86)	86	—	—	—
Net cash provided by (used in) investing activities	3,671	(251)	(1,318)	(3,757)	(1,655)
Cash flows from financing activities
Issuance of stock under employee stock plans	220	—	—	—	220
Taxes paid on vested stock awards under employee stock plans	(171)	—	—	—	(171)
Repurchases of common stock	(591)	—	—	—	(591)
Dividends paid to shareholders	(593)	—	—	—	(593)
Settlement of debt hedge contracts	28	—	—	—	28
Repayment of debt	(17,074)	—	—	—	(17,074)
Proceeds from debt	13,840	—	—	—	13,840
Proceeds from revolving credit facility	500	—	—	—	500
Debt issuance costs	(59)	—	—	—	(59)
Intercompany loan to consolidated affiliates	—	(119)	(3,638)	3,757	—
Change in investment in consolidated subsidiaries	395	(385)	(30)	20	—
Net cash used in financing activities	(3,505)	(504)	(3,668)	3,777	(3,900)
Effect of exchange rate changes on cash	—	—	1	—	1
Net increase (decrease) in cash and cash equivalents	22	(544)	(827)	—	(1,349)
Cash and cash equivalents, beginning of year	18	1,212	5,124	—	6,354
Cash and cash equivalents, end of year	$40	$668	$4,297	$—	$5,005

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
For the year ended June 30, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(360)	$(836)	$4,593	$40	$3,437
Cash flows from investing activities
Purchases of property, plant and equipment	—	(240)	(338)	—	(578)
Proceeds from the sale of property, plant and equipment	—	—	21	—	21
Purchases of investments	—	—	(281)	—	(281)
Proceeds from sale of investments	—	—	94	—	94
Proceeds from maturities of investments	—	—	417	—	417
Investments in Flash Ventures	—	—	(20)	—	(20)
Notes receivable issuances to Flash Ventures	—	—	(549)	—	(549)
Notes receivable proceeds from Flash Ventures	—	—	292	—	292
Strategic investments and other, net	—	(1)	(31)	—	(32)
Intercompany loans from consolidated affiliates	1,300	39	—	(1,339)	—
Advances from (to) consolidated affiliates	(158)	166	—	(8)	—
Net cash provided by (used in) investing activities	1,142	(36)	(395)	(1,347)	(636)
Cash flows from financing activities
Issuance of stock under employee stock plans	235	—	—	—	235
Taxes paid on vested stock awards under employee stock plans	(124)	—	—	—	(124)
Excess tax benefits from employee stock plans	119	—	—	—	119
Proceeds from acquired call option	—	—	61	—	61
Settlement of convertible debt	—	—	(492)	—	(492)
Dividends paid to shareholders	(574)	—	—	—	(574)
Settlement of debt hedge contracts	—	(21)	—	—	(21)
Repayment of debt	(8,702)	(2,995)	—	—	(11,697)
Proceeds from debt	7,908	—	—	—	7,908
Debt issuance costs	(10)	—	—	—	(10)
Intercompany loan to consolidated affiliates	—	(5,454)	4,115	1,339	—
Change in investment in consolidated subsidiaries	384	9,348	(9,700)	(32)	—
Net cash provided by (used in) financing activities	(764)	878	(6,016)	1,307	(4,595)
Effect of exchange rate changes on cash	—	—	(3)	—	(3)
Net increase (decrease) in cash and cash equivalents	18	6	(1,821)	—	(1,797)
Cash and cash equivalents, beginning of year	—	1,206	6,945	—	8,151
Cash and cash equivalents, end of year	18	1,212	5,124	—	6,354

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18.	Quarterly Results of Operations (unaudited)

	First	Second	Third	Fourth
	(in millions, except per share amounts)
2019
Revenue, net	$5,028	$4,233	$3,674	$3,634
Gross profit	1,664	1,044	579	465
Operating income (loss)	686	176	(394)	(381)
Net income (loss)	511	(487)	(581)	(197)

Basic income (loss) per common share	$1.75	$(1.68)	$(1.99)	$(0.67)
Diluted income (loss) per common share	$1.71	$(1.68)	$(1.99)	$(0.67)

	First	Second	Third	Fourth
	(in millions, except per share amounts)
2018
Revenue, net	$5,181	$5,336	$5,013	$5,117
Gross profit	1,913	2,013	1,927	1,852
Operating income (loss)	905	955	914	843
Net income (loss)	681	(823)	61	756

Basic income (loss) per common share	$2.31	$(2.78)	$0.20	$2.53
Diluted income (loss) per common share	$2.23	$(2.78)	$0.20	$2.46

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth fiscal quarter ended June 28, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.Other Information

None.

PART III

Item 10.Director, Executive Officers and Corporate Governance

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended June 28, 2019. In addition, our Board of Directors has adopted a Code of Business Ethics that applies to all of our directors, employees and officers, including our Chief Executive Officer and Chief Financial Officer. The current version of the Code of Business Ethics is available on our website under the Corporate Governance section at www.wdc.com. To the extent required by rules adopted by the SEC and The Nasdaq Stock Market LLC, we intend to promptly disclose future amendments to certain provisions of the Code of Business Ethics, or waivers of such provisions granted to executive officers and directors, on our website under the Corporate Governance section at www.wdc.com.

Item 11.Executive Compensation

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended June 28, 2019.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended June 28, 2019.

Item 13.Certain Relationships and Related Transactions, and Director Independence

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended June 28, 2019.

Item 14.Principal Accounting Fees and Services

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended June 28, 2019.

PART IV

Item 15.Exhibits, Financial Statement Schedules

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

4.1	Description of Western Digital Corporation’s Capital Stock†
4.2
Indenture (including Form of 0.5% Convertible Senior Notes due 2020), dated as of October 29, 2013, by and between SanDisk Corporation and The Bank of New York Mellon Trust Company, N.A. (Filed as Exhibit 4.1 to SanDisk Corporation’s Current Report on Form 8-K (File No. 000-26734) with the Securities and Exchange Commission on October 29, 2013)

4.3
First Supplemental Indenture to the Indenture filed as Exhibit 4.2 hereto, dated as of May 12, 2016, among SanDisk Corporation, The Bank of New York Mellon Trust Company, N.A., as trustee, and Western Digital Corporation (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on May 12, 2016)

4.4
Indenture (including Form of 4.750% Senior Notes due 2026), dated as of February 13, 2018, among Western Digital Corporation; HGST, Inc., WD Media, LLC, Western Digital (Fremont), LLC and Western Digital Technologies, Inc., as guarantors; and U.S. Bank National Association, as trustee (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 333-222762) with the Securities and Exchange Commission on February 13, 2018)

4.5
Indenture (including Form of 1.50% Convertible Senior Notes due 2024), dated as of February 13, 2018, among Western Digital Corporation; HGST, Inc., WD Media, LLC, Western Digital (Fremont), LLC and Western Digital Technologies, Inc., as guarantors; and U.S. Bank National Association, as trustee (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 333-222762) with the Securities and Exchange Commission on February 13, 2018)

10.1
Western Digital Corporation Amended and Restated 2017 Performance Incentive Plan (formerly named the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan), amended and restated as of August 2, 2018 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on November 7, 2018)*

10.1.1
Form of Notice of Grant of Stock Option and Option Agreement - Executives, under the Western Digital Corporation 2017 Performance Incentive Plan (Filed as Exhibit 10.1.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 6, 2018)*

10.1.2
Form of Notice of Grant of Stock Option and Option Agreement - Non-Executives, under the Western Digital Corporation 2017 Performance Incentive Plan (Filed as Exhibit 10.1.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 6, 2018)*

10.1.3
Form of Notice of Grant of Stock Units and Stock Unit Award Agreement - Executives, under the Western Digital Corporation 2017 Performance Incentive Plan (Filed as Exhibit 10.1.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 6, 2018)*

10.1.4
Form of Notice of Grant of Stock Units and Stock Unit Award Agreement, under the Western Digital Corporation 2017 Performance Incentive Plan (Filed as Exhibit 10.1.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 6, 2018)*

10.1.5
Form of Notice of Grant of Performance Stock Units and Performance Stock Unit Award Agreement - Executives, under the Western Digital Corporation 2017 Performance Incentive Plan (Filed as Exhibit 10.1.5 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 6, 2018)*

10.1.6
Form of Notice of Grant of Performance Stock Units and Performance Stock Unit Award Agreement - Financial Measures, under the Western Digital Corporation 2017 Performance Incentive Plan (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 6, 2018)*

10.1.7
Form of Notice of Grant of Performance Stock Units and Performance Stock Unit Award Agreement - TSR Measure, under the Western Digital Corporation 2017 Performance Incentive Plan (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 6, 2018)*

10.1.8
Form of Notice of Grant of Stock Option and Option Agreement - Executives, as amended on November 3, 2015, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan (now named the Western Digital Corporation 2017 Performance Incentive Plan) (Filed as Exhibit 10.1.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 10, 2016)*

10.1.9
Form of Notice of Grant of Stock Option and Option Agreement - Non-Executives, as amended on November 3, 2015, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan (now named the Western Digital Corporation 2017 Performance Incentive Plan) (Filed as Exhibit 10.1.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 10, 2016)*

10.1.10
Form of Notice of Grant of Stock Units and Stock Unit Award Agreement - Executives, as amended on November 3, 2015, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan (now named the Western Digital Corporation 2017 Performance Incentive Plan) (Filed as Exhibit 10.1.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 10, 2016)*

Exhibit Number	Description
10.1.11
Form of Notice of Grant of Stock Units and Stock Unit Award Agreement, as amended on November 3, 2015, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan (now named the Western Digital Corporation 2017 Performance Incentive Plan) (Filed as Exhibit 10.1.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 10, 2016)*

10.1.12
Form of Notice of Grant of Performance Stock Units and Performance Stock Unit Award Agreement for Mark Long, dated September 17, 2015, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan (now named the Western Digital Corporation 2017 Performance Incentive Plan) (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 10, 2015)*

10.1.13
Form of Notice of Grant of Performance Stock Units and Performance Stock Unit Award Agreement (revised March 2016) under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan (now named the Western Digital Corporation 2017 Performance Incentive Plan) (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 9, 2016)*

10.1.14
Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan (now named the Western Digital Corporation 2017 Performance Incentive Plan) Non-Employee Director Option Grant Program, as amended September 6, 2012, and Form of Notice of Grant of Stock Option and Option Agreement - Non-Employee Directors (Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 2, 2012)*

10.1.15
Western Digital Corporation 2017 Performance Incentive Plan Non-Employee Director Restricted Stock Unit Grant Program, as amended November 1, 2017 (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 6, 2018)*

10.1.16
Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Award Agreement - Vice President and Above under the Western Digital Corporation 2017 Performance Incentive Plan (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 6, 2018)*

10.1.17
Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Award Agreement under the Western Digital Corporation 2017 Performance Incentive Plan (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 6, 2018)*

10.1.18
Western Digital Corporation Incentive Compensation Plan, as Amended and Restated August 5, 2015 (Filed as Exhibit 10.1.8 to the Company’s Annual Report on Form 10‑K (File No. 1-08703) with the Securities and Exchange Commission on August 21, 2015)*

10.2
Western Digital Corporation Amended and Restated 2005 Employee Stock Purchase Plan, as amended August 2, 2018 (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on November 7, 2018)*

10.3	SanDisk Corporation 2013 Incentive Plan (Filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-211420) with the Securities and Exchange Commission on May 17, 2016)*
10.4
Amended and Restated Deferred Compensation Plan, amended and restated effective January 1, 2013 (Filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 2, 2012)*

10.5
Western Digital Corporation Amended and Restated Change of Control Severance Plan, amended and restated as of November 3, 2015 (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on November 5, 2015)*

10.6
Western Digital Corporation Executive Severance Plan, amended and restated as of February 2, 2017 (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 7, 2017)*

10.7
Form of Indemnity Agreement for Directors of Western Digital Corporation (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 8, 2002)*

10.8
Form of Indemnity Agreement for Officers of Western Digital Corporation (Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 8, 2002)*

10.9
Form of Indemnification Agreement entered into between SanDisk Corporation and its directors and officers (Filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K (File No. 1-08703) with the Securities and Exchange Commission on August 24, 2018)*

10.10
Offer Letter, dated as of April 1, 2019, to Robert Eulau (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 7, 2019)*

10.11	Severance Agreement, dated as of June 15, 2019, by and between Western Digital Corporation and Mark Long*†
10.12
Loan Agreement, dated as of April 29, 2016, by and among Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders and financial institutions from time to time party thereto (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 9, 2016)

10.12.1
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

Exhibit Number	Description
10.12.2
Amendment No. 2, dated as of September 22, 2016, to the Loan Agreement dated as of April 29, 2016, by and among Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the lenders party thereto and the other loan parties thereto (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on September 22, 2016)

10.12.3
Amendment No. 3, dated as of March 14, 2017, to the Loan Agreement dated as of April 29, 2016, by and among Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the lenders party thereto and the other loan parties thereto (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on March 14, 2017)

10.12.4
Amendment No. 4, dated as of March 23, 2017, to the Loan Agreement dated as of April 29, 2016, by and among Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the lenders party thereto and the other loan parties thereto (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on March 23, 2017)

10.12.5
Amendment No. 5, dated as of November 8, 2017, to the Loan Agreement dated as of April 29, 2016, by and among Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the lenders party thereto and the other loan parties thereto (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on November 8, 2017)

10.12.6
Amendment No. 6, dated as of November 29, 2017, to the Loan Agreement dated as of April 29, 2016, by and among Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the lenders party thereto and the other loan parties thereto (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on November 29, 2017)

10.12.7
Amendment No. 7, dated as of February 27, 2018, to the Loan Agreement dated as of April 29, 2016, by and among Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the lenders party thereto and the other loan parties thereto (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on February 27, 2018)

10.12.8
Amendment No. 8, dated as of May 15, 2018, to the Loan Agreement dated as of April 29, 2016, by and among Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the lenders party thereto and the other loan parties thereto (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on May 15, 2018)

10.12.9
Amendment No. 9, dated as of April 29, 2019, to the Loan Agreement dated as of April 29, 2016, by and among Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the lenders party thereto and the other loan parties thereto (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-26734) with the Securities and Exchange Commission on May 7, 2019)

10.13
Guaranty Agreement, dated as of April 29, 2016, by and among Western Digital Corporation, the subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the guaranteed creditors (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No.1-08703) with the Securities and Exchange Commission on April 29, 2016)

10.14
Security Agreement, dated as of May 12, 2016, by and among the debtors (as defined therein) party thereto and JPMorgan Chase Bank, N.A., as collateral agent (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on May 12, 2016)

10.15
Flash Alliance Master Agreement, dated as of July 7, 2006, by and among SanDisk Corporation, Toshiba Corporation and SanDisk (Ireland) Limited (Filed as Exhibit 10.1 to SanDisk Corporation’s Quarterly Report on Form 10-Q (File No. 000-26734) with the Securities and Exchange Commission on November 8, 2006)#

10.16
Operating Agreement of Flash Alliance, Ltd., dated as of July 7, 2006, by and between Toshiba Corporation and SanDisk (Ireland) Limited (Filed as Exhibit 10.2 to SanDisk Corporation’s Quarterly Report on Form 10-Q (File No. 000-26734) with the Securities and Exchange Commission on November 8, 2006)#

10.17
Joint Venture Restructure Agreement, dated as of January 29, 2009, by and among SanDisk Corporation, SanDisk (Ireland) Limited, SanDisk (Cayman) Limited, Toshiba Corporation, Flash Partners Limited and Flash Alliance Limited (Filed as Exhibit 10.1 to SanDisk Corporation’s Quarterly Report on Form 10-Q (File No. 000-26734) with the Securities and Exchange Commission on May 7, 2009)#

10.18
New Y2 Facility Agreement, dated October 20, 2015, by and among SanDisk Corporation, SanDisk (Ireland) Limited, SanDisk (Cayman) Limited, SanDisk Flash B.V., Toshiba Corporation, Flash Partners Limited, Flash Alliance Limited and Flash Forward Limited (Filed as Exhibit 10.37 to SanDisk Corporation’s Annual Report on Form 10‑K (File No. 000-26734) with the Securities and Exchange Commission on February 12, 2016)#

10.19
FAL Commitment and Extension Agreement, dated as of December 12, 2017, by and among Western Digital Corporation, SanDisk LLC, SanDisk (Ireland) Limited and Toshiba Memory Corporation (Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 6, 2018)#

10.20
Y6 Facility Agreement, dated as of December 12, 2017, by and among Western Digital Corporation, SanDisk LLC, SanDisk (Cayman) Limited, SanDisk (Ireland) Limited, SanDisk Flash B.V., Flash Partners, Ltd., Flash Alliance, Ltd., Flash Forward, Ltd. and Toshiba Memory Corporation (Filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 6, 2018)#

10.21
K1 Facility Agreement, dated as of May 15, 2019, by and among Western Digital, SanDisk LLC, SanDisk (Cayman) Limited, SanDisk (Ireland) Limited, SanDisk Flash B.V., Flash Partners, Ltd., Flash Alliance, Ltd., Flash Forward Ltd., Toshiba Memory Corporation and Toshiba Memory Corporation Iwate†##

Exhibit Number	Description
10.22
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

10.23
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

##
As permitted by Regulation S-K, Item 601(b)(10)(iv) of the Securities Exchange Act of 1934, as amended, certain confidential portions of this exhibit have been redacted from the publicly filed document.

Item 16.Form 10‑K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10‑K to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN DIGITAL CORPORATION

By:	/s/ ROBERT K. EULAU
Robert K. Eulau
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Dated: August 27, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10‑K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN D. MILLIGAN	Chief Executive Officer, Director (Principal Executive Officer)	August 27, 2019
Stephen D. Milligan

/s/ ROBERT K. EULAU	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 27, 2019
Robert K. Eulau

/s/ MATTHEW E. MASSENGILL	Chairman of the Board	August 27, 2019
Matthew E. Massengill

/s/ KIMBERLY E. ALEXY	Director	August 27, 2019
Kimberly E. Alexy

/s/ MARTIN I. COLE	Director	August 27, 2019
Martin I. Cole

/s/ KATHLEEN A. COTE	Director	August 27, 2019
Kathleen A. Cote

/s/ HENRY T. DENERO	Director	August 27, 2019
Henry T. DeNero

/s/ TUNҪ DOLUCA	Director	August 27, 2019
Tunҫ Doluca

/s/ MICHAEL D. LAMBERT	Director	August 27, 2019
Michael D. Lambert

/s/ LEN J. LAUER	Director	August 27, 2019
Len J. Lauer

/s/ STEPHANIE A. STREETER	Director	August 27, 2019
Stephanie A. Streeter