Form 10-Q
period 2019-10-04
WESTERN DIGITAL CORP
filed 2019-11-12
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 4, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of the close of business on November 1, 2019, 297,404,535 shares of common stock, par value $0.01 per share, were outstanding.

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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning:

•	expectations regarding our Flash Ventures joint venture with Kioxia Corporation (formerly known as Toshiba Memory Corporation), the flash industry and our flash wafer output plans;

•	our quarterly cash dividend policy and share repurchase program;

•	expectations regarding our product development and technology plans;

•	expectations regarding our future results of operations;

•	expectations regarding the outcome of legal proceedings in which we are involved;

•	expectations regarding the repatriation of funds from our foreign operations;

•	our beliefs regarding tax benefits and the timing of future payments, if any, relating to the unrecognized tax benefits, and the adequacy of our tax provisions;

•	expectations regarding capital investments and sources of funding for those investments; and

•	our beliefs regarding the sufficiency of our available liquidity to meet our working capital, debt and capital expenditure needs as well as our dividend plans.

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

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	October 4, 2019	June 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$3,248	$3,455
Accounts receivable, net	1,448	1,204
Inventories	3,287	3,283
Other current assets	517	535
Total current assets	8,500	8,477
Property, plant and equipment, net	2,796	2,843
Notes receivable and investments in Flash Ventures	2,629	2,791
Goodwill	10,090	10,076
Other intangible assets, net	1,514	1,711
Other non-current assets	751	472
Total assets	$26,280	$26,370
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,724	$1,567
Accounts payable to related parties	507	331
Accrued expenses	1,374	1,296
Accrued compensation	432	347
Current portion of long-term debt	251	276
Total current liabilities	4,288	3,817
Long-term debt	9,961	10,246
Other liabilities	2,465	2,340
Total liabilities	16,714	16,403
Commitments and contingencies (Notes 7, 9, 12 and 15)
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized — 5 shares; issued and outstanding — none	—	—
Common stock, $0.01 par value; authorized — 450 shares; issued — 312 shares; outstanding — 298 shares and 295 shares, respectively	3	3
Additional paid-in capital	3,728	3,851
Accumulated other comprehensive loss	(90)	(68)
Retained earnings	7,012	7,449
Treasury stock — common shares at cost; 14 shares and 17 shares, respectively	(1,087)	(1,268)
Total shareholders’ equity	9,566	9,967
Total liabilities and shareholders’ equity	$26,280	$26,370

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	October 4, 2019	September 28, 2018
Revenue, net	$4,040	$5,028
Cost of revenue	3,282	3,364
Gross profit	758	1,664
Operating expenses:
Research and development	574	576
Selling, general and administrative	305	356
Employee termination, asset impairment, and other charges	8	46
Total operating expenses	887	978
Operating income (loss)	(129)	686
Interest and other income (expense):
Interest income	12	15
Interest expense	(122)	(116)
Other income (expense), net	2	(2)
Total interest and other expense, net	(108)	(103)
Income (loss) before taxes	(237)	583
Income tax expense	39	72
Net income (loss)	$(276)	$511

Income (loss) per common share
Basic	$(0.93)	$1.75
Diluted	$(0.93)	$1.71
Weighted average shares outstanding:
Basic	296	292
Diluted	296	298

Cash dividends declared per share	$0.50	$0.50

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended
	October 4, 2019	September 28, 2018
Net income (loss)	$(276)	$511
Other comprehensive loss, before tax:
Actuarial pension gain	1	—
Foreign currency translation adjustment	5	(37)
Net unrealized loss on derivative contracts and available-for-sale securities	(33)	(1)
Total other comprehensive loss, before tax	(27)	(38)
Income tax benefit related to items of other comprehensive loss, before tax	5	1
Other comprehensive loss, net of tax	(22)	(37)
Total comprehensive income (loss)	$(298)	$474

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	October 4, 2019	September 28, 2018
Cash flows from operating activities
Net income (loss)	$(276)	$511
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	406	480
Stock-based compensation	77	79
Deferred income taxes	(27)	201
Loss on disposal of assets	2	2
Write-off of issuance costs and amortization of debt discounts	10	9
Other non-cash operating activities, net	(21)	20
Changes in:
Accounts receivable, net	(243)	(22)
Inventories	(5)	(175)
Accounts payable	155	(77)
Accounts payable to related parties	176	27
Accrued expenses	100	34
Accrued compensation	75	20
Other assets and liabilities, net	(176)	(404)
Net cash provided by operating activities	253	705
Cash flows from investing activities
Purchases of property, plant and equipment	(145)	(277)
Acquisitions, net of cash acquired	(22)	—
Purchases of investments	—	(11)
Proceeds from sale of investments	—	6
Proceeds from maturities of investments	—	3
Notes receivable issuances to Flash Ventures	(171)	(115)
Notes receivable proceeds from Flash Ventures	357	144
Strategic investments and other, net	15	(9)
Net cash provided by (used in) investing activities	34	(259)
Cash flows from financing activities
Issuance of stock under employee stock plans	26	8
Taxes paid on vested stock awards under employee stock plans	(52)	(66)
Repurchases of common stock	—	(563)
Dividends paid to shareholders	(147)	(148)
Repayment of debt	(319)	(38)
Net cash used in financing activities	(492)	(807)
Effect of exchange rate changes on cash	(2)	2
Net decrease in cash and cash equivalents	(207)	(359)
Cash and cash equivalents, beginning of year	3,455	5,005
Cash and cash equivalents, end of period	$3,248	$4,646
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$67	$191
Cash paid for interest	$143	$139

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 28, 2019	312	$3	(17)	$(1,268)	$3,851	$(68)	$7,449	$9,967
Net loss	—	—	—	—	—	—	(276)	(276)
Adoption of New Accounting Standard	—	—	—	—	—	—	(5)	(5)
Employee stock plans	—	—	3	181	(207)	—	—	(26)
Stock-based compensation	—	—	—	—	77	—	—	77
Dividends to shareholders	—	—	—	—	7	—	(156)	(149)
Actuarial pension gain	—	—	—	—	—	1	—	1
Foreign currency translation adjustment	—	—	—	—	—	4	—	4
Net unrealized loss on derivative contracts	—	—	—	—	—	(27)	—	(27)
Balance at October 4, 2019	312	$3	(14)	$(1,087)	$3,728	$(90)	$7,012	$9,566

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 29, 2018	312	$3	(16)	$(1,444)	$4,254	$(39)	$8,757	$11,531
Net income	—	—	—	—	—	—	511	511
Adoption of New Accounting Standards	—	—	—	—	—	—	56	56
Employee stock plans	—	—	1	198	(256)	—	—	(58)
Stock-based compensation	—	—		—	79	—	—	79
Repurchases of common stock	—	—	(8)	(563)	—	—	—	(563)
Dividends to shareholders	—	—	—	—	8	—	(152)	(144)
Foreign currency translation adjustment	—	—	—	—	—	(37)	—	(37)
Balance at September 28, 2018	312	$3	(23)	$(1,809)	$4,085	$(76)	$9,172	$11,375

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

The accounting policies followed by the Company are set forth in Part II, Item 8, Note 1, Organization and Basis of Presentation, of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10‑K for the fiscal year ended June 28, 2019. In the opinion of management, all adjustments necessary to fairly state the Condensed Consolidated Financial Statements have been made. All such adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in the Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10‑K for the fiscal year ended June 28, 2019. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

Fiscal Year

The Company’s fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every five to six years, the Company reports a 53-week fiscal year to align the fiscal year with the foregoing policy. Fiscal year 2020, which ends on July 3, 2020, will be comprised of 53 weeks, with the first quarter consisting of 14 weeks and the remaining quarters consisting of 13 weeks each. Fiscal year 2019, which ended on June 28, 2019, was comprised of 52 weeks, with all quarters presented consisting of 13 weeks.

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

Accounting Pronouncements Recently Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 supersedes ASC 840 “Leases”. The amendments in this update require, among other things, that lessees recognize the following for all leases (unless a policy election is made by class of underlying asset to exclude short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or the direct use of, a specified asset for the lease term. The FASB issued ASU 2018-11 on July 30, 2018, which allows entities to apply the provisions of ASC 842 at the effective date without adjusting comparative periods. The Company adopted this standard effective June 29, 2019, the first day of the fiscal year ending July 3, 2020, and has elected the transition method provided in ASU 2018-11 to apply Topic 842 as of the date of adoption without adjusting comparative periods. The Company has elected the package of practical expedients and did not reassess prior conclusions including (a) whether its contracts are or contain a lease, (b) lease classification and (c) capitalization of initial direct costs. The adoption of Topic 842 resulted in an increase in lease assets and a corresponding increase in lease liabilities on the Condensed Consolidated Balance Sheet of $221 million. The cumulative effect of adopting Topic 842 also included an after-tax decrease to opening retained earnings of $5 million as of June 29, 2019, which was primarily related to previously recorded sublease proceeds on lease exit liabilities for which there was no expected future economic benefit at transition. See Note 10, Leases and Other Commitments, for additional disclosures related to this standard.

In October 2018, the FASB issued ASU No. 2018-16, “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes” (“ASU 2018-16”). ASU 2018-16 allows for the use of the OIS rate based on the SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, Derivatives and Hedging. The Company adopted this standard in the first quarter of 2020. The Company’s adoption of ASU 2018-16 did not have a material impact on its Condensed Consolidated Financial Statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2018, the FASB issued ASU No. 2018-18, “Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606” (“ASU 2018-18”). ASU 2018-18 clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. This ASU requires retrospective adoption to the date the Company adopted ASC 606 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings of the earliest annual period presented. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, which for the Company is the first quarter of fiscal 2021. The Company does not expect this update to have a material impact on its Condensed Consolidated Financial Statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 seeks to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, including trade receivables, and other commitments to extend credit held by a reporting entity at each reporting date. The amendments require an entity to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects current expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, which for the Company is the first quarter of fiscal 2021. The Company is currently evaluating the impact this update will have on its Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Revenues

Contract assets represent the Company’s rights to consideration where performance obligations are completed but the customer payments are not due until another performance obligation is satisfied. The Company did not have any contract assets as of either October 4, 2019 or June 28, 2019.

The Company incurs sales commissions and other direct incremental costs to obtain sales contracts. The Company has applied the practical expedient to recognize the direct incremental costs of obtaining contracts as an expense when incurred if the amortization period is expected to be one year or less or the amount is not material, with these costs charged to selling, general and administrative expenses. Direct incremental costs to obtain contracts that have an expected benefit of greater than one year are amortized over the period of expected cash flows from the related contracts, and the amortization expense is recorded as a reduction to revenue. Total capitalized contract costs as of October 4, 2019 and June 28, 2019 as well as the related amortization for the three months ended October 4, 2019 and September 28, 2018 were not material.

Contract liabilities relate to customers’ payments in advance of performance under the contract and primarily relate to remaining performance obligations under support and maintenance contracts. As of October 4, 2019 and June 28, 2019, contract liabilities were not material.

The Company applies the practical expedients and does not disclose transaction price allocated to the remaining performance obligations for (i) arrangements that have an original expected duration of one year or less, which mainly consist of the support and maintenance contracts, and (ii) variable consideration amounts for sale-based or usage-based royalties for IP license arrangements, which typically range longer than one year. Remaining performance obligations are mainly attributed to right-to-access patent license arrangements and customer support and service contracts which will be recognized over the remaining contract period. The transaction price allocated to the remaining performance obligations as of October 4, 2019 was $182 million, which is mainly attributable to the functional IP license and service arrangements. The Company expects to recognize this amount as revenue as follows: $50 million during the remainder of fiscal 2020, $50 million in fiscal 2021, $45 million in fiscal 2022 and $37 million thereafter.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s disaggregated revenue information is as follows:

	Three Months Ended
	October 4, 2019	September 28, 2018
	(in millions, except percentages)
Revenue by Product
Hard disk drives (“HDD”)	$2,408	$2,494
Flash-based	1,632	2,534
Total Revenue	$4,040	$5,028

Revenue by End Market
Client Devices	$1,616	$2,650
Data Center Devices & Solutions	1,532	1,446
Client Solutions	892	932
Total Revenue	$4,040	$5,028

Revenue by Geography
Americas	$1,313	$1,281
Europe, Middle East and Africa	779	884
Asia	1,948	2,863
Total Revenue	$4,040	$5,028

For the three months ended October 4, 2019, one customer accounted for 11% of the Company’s net revenue and for the three months ended September 28, 2018, two customers accounted for 11% and 10%, respectively, of the Company’s net revenue. For the three months ended October 4, 2019 and September 28, 2018, the Company’s top 10 customers accounted for 43% and 48% of its net revenue, respectively.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Supplemental Financial Statement Data

Accounts receivable, net

From time to time, in connection with factoring agreements, the Company sells trade accounts receivable without recourse to third party purchasers in exchange for cash. During the three months ended October 4, 2019 and September 28, 2018, the Company sold trade accounts receivable and received cash proceeds of $85 million and $243 million, respectively. The discounts on the trade accounts receivable sold during the periods were not material and were recorded within Other income (expense), net in the Condensed Consolidated Financial Statements. As of October 4, 2019 and June 28, 2019, the amount of factored receivables that remained outstanding was $85 million and $318 million, respectively.

Inventories

	October 4, 2019	June 28, 2019
	(in millions)
Inventories:
Raw materials and component parts	$1,370	$1,142
Work-in-process	900	968
Finished goods	1,017	1,173
Total inventories	$3,287	$3,283

Property, plant and equipment, net

	October 4, 2019	June 28, 2019
	(in millions)
Property, plant, and equipment:
Land	$294	$294
Buildings and improvements	1,783	1,743
Machinery and equipment	7,184	7,267
Computer equipment and software	450	441
Furniture and fixtures	55	56
Construction-in-process	190	202
Property, plant and equipment, gross	9,956	10,003
Accumulated depreciation	(7,160)	(7,160)
Property, plant, and equipment, net	$2,796	$2,843

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

Carrying Amount
(in millions)
Balance at June 28, 2019	$10,076
Goodwill recorded in connection with an acquisition	14
Balance at October 4, 2019	$10,090

On September 10, 2019, the Company acquired substantially all the assets of Kazan Networks, Inc., an innovator in high-performance networking and non-volatile memory express over fabrics technology ("NVMe-oF"), and an industry leader in application-specific integrated circuit and adapter solutions to connect storage platforms and systems over ethernet fabrics. The purchase price of this acquisition was $22 million in cash, with net assets acquired primarily consisting of in-process research and development (“IPR&D”) of $8 million and $14 million allocated to goodwill. Goodwill is primarily attributable to the benefits the Company expects to derive from diversifying product offerings in its Data Center Devices and Solutions and Client Solutions end markets as well as the acquired workforce. During the three months ended October 4, 2019, the expenses incurred by the Company related to the acquisition were not material. Revenues and earnings related to this acquisition were not material.

Intangible assets

	October 4, 2019	June 28, 2019
	(in millions)
Finite-lived intangible assets	$5,823	$5,824
In-process research and development	80	72
Accumulated amortization	(4,389)	(4,185)
Intangible assets, net	$1,514	$1,711

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

Product warranty liability

Changes in the warranty accrual were as follows:

	Three Months Ended
	October 4, 2019	September 28, 2018
	(in millions)
Warranty accrual, beginning of period	$350	$318
Charges to operations	49	34
Utilization	(48)	(26)
Changes in estimate related to pre-existing warranties	6	(3)
Warranty accrual, end of period	$357	$323

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The current portion of the warranty accrual is classified in Accrued expenses and the long-term portion is classified in Other liabilities as noted below:

	October 4, 2019	June 28, 2019
	(in millions)
Warranty accrual
Current portion (included in Accrued expenses)	$182	$188
Long-term portion (included in Other liabilities)	175	162
Total warranty accrual	$357	$350

Other liabilities

	October 4, 2019	June 28, 2019
	(in millions)
Other non-current liabilities:
Non-current net tax payable	$839	$928
Payables related to unrecognized tax benefits	698	699
Other non-current liabilities	928	713
Total other non-current liabilities	$2,465	$2,340

Accumulated other comprehensive income (loss)

Other comprehensive income (loss) (“OCI”), net of tax refers to expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income. The following table illustrates the changes in the balances of each component of Accumulated other comprehensive income (loss) (“AOCI”):

	Actuarial Pension Gains (Losses)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivative Contracts	Total Accumulated Comprehensive Income (Loss)
	(in millions)
Balance at June 28, 2019	(53)	4	(19)	(68)
Other comprehensive income (loss) before reclassifications	1	5	(26)	(20)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(7)	(7)
Income tax benefit (expense) related to items of other comprehensive income (loss)	—	(1)	6	5
Net current-period other comprehensive loss	1	4	(27)	(22)
Balance at October 4, 2019	$(52)	$8	$(46)	$(90)

During the three months ended October 4, 2019 and September 28, 2018, the amounts reclassified out of AOCI related to derivative contracts were not material and substantially all were charged to Cost of revenue in the Condensed Consolidated Statements of Operations.

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

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of October 4, 2019 and June 28, 2019, and indicate the fair value hierarchy of the valuation techniques utilized to determine such values:

	October 4, 2019
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents - Money market funds	$889	$—	$—	$889
Foreign exchange contracts	—	22	—	22
Total assets at fair value	$889	$22	$—	$911
Liabilities:
Foreign exchange contracts	$—	$18	$—	$18
Interest rate swap contract	—	88	—	88
Total liabilities at fair value	$—	$106	$—	$106

	June 28, 2019
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents:
Money market funds	$1,388	$—	$—	$1,388
Certificates of deposit	—	17	—	17
Total cash equivalents	1,388	17	—	1,405
Foreign exchange contracts	—	44	—	44
Interest rate swap contracts	—	2	—	2
Total assets at fair value	$1,388	$63	$—	$1,451
Liabilities:
Foreign exchange contracts	$—	$40	$—	$40
Interest rate swap contract	—	65	—	65
Total liabilities at fair value	$—	$105	$—	$105

During the three months ended October 4, 2019 and September 28, 2018, the Company had no transfers of financial assets and liabilities between levels.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments Not Carried at Fair Value

The carrying value of the Company’s revolving credit facility approximates its fair value given the revolving nature of the balance and the variable market interest rate. For financial instruments where the carrying value (which includes principal adjusted for any unamortized issuance costs, and discounts or premiums) differs from fair value (which is based on quoted market prices), the following table represents the related carrying value and fair value for each of the Company’s outstanding financial instruments. Each of the financial instruments presented below was categorized as Level 2 for all periods presented, based on the frequency of trading immediately prior to the end of the first quarter of 2020 and the fourth quarter of 2019, respectively.

	October 4, 2019		June 28, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
0.50% convertible senior notes due 2020	$33	$33	$33	$31
Variable interest rate Term Loan A-1 maturing 2023	4,762	4,774	4,824	4,780
Variable interest rate U.S. Term Loan B-4 maturing 2023	2,168	2,167	2,424	2,370
1.50% convertible notes due 2024	965	1,058	958	986
4.750% senior unsecured notes due 2026	2,284	2,351	2,283	2,263
Total	$10,212	$10,383	$10,522	$10,430

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Derivative Instruments and Hedging Activities

As of October 4, 2019, the Company had outstanding foreign exchange forward contracts that were designated as either cash flow hedges or non-designated hedges. Substantially all of the contract maturity dates of these foreign exchange forward contracts do not exceed 12 months. In addition, the Company had outstanding pay-fixed interest rate swaps that were designated as cash flow hedges of variable rate interest payments on a portion of its term loans through February 2023.

As of October 4, 2019, the amount of existing net losses related to cash flow hedges recorded in AOCI included $70 million related to the Company’s interest rate swaps that is expected to be reclassified to earnings after twelve months. In addition, as of October 4, 2019, the Company did not have any foreign exchange forward contracts with credit-risk-related contingent features.

Changes in fair values of the non-designated foreign exchange contracts are recognized in Other income (expense), net and are largely offset by corresponding changes in the fair values of the foreign currency denominated monetary assets and liabilities. For each of the three months ended October 4, 2019 and September 28, 2018, total net realized and unrealized transaction and foreign exchange contract currency gains and losses were not material to the Company’s Condensed Consolidated Financial Statements.

Netting Arrangements

Under certain provisions and conditions within agreements with counterparties to the Company’s foreign exchange forward contracts, subject to applicable requirements, the Company has the right of offset associated with the Company’s foreign exchange forward contracts and is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. As of October 4, 2019 and June 28, 2019, the effect of rights of offset was not material and the Company did not offset or net the fair value amounts of derivative instruments in its Condensed Consolidated Balance Sheets.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Debt

Debt consisted of the following as of October 4, 2019 and June 28, 2019:

	October 4, 2019	June 28, 2019
	(in millions)
0.50% convertible senior notes due 2020	$35	$35
Revolving credit facility maturing 2023	—	—
Variable interest rate Term Loan A-1 maturing 2023	4,771	4,834
Variable interest rate U.S. Term Loan B-4 maturing 2023	2,168	2,425
1.50% convertible notes due 2024	1,100	1,100
4.750% senior unsecured notes due 2026	2,300	2,300
Total debt	10,374	10,694
Issuance costs and debt discounts	(162)	(172)
Subtotal	10,212	10,522
Less current portion of long-term debt	(251)	(276)
Long-term debt	$9,961	$10,246

The credit agreement governing the revolving credit facility and Term Loan A-1 requires the Company to comply with certain financial covenants, consisting of a leverage ratio and an interest coverage ratio. As of October 4, 2019, the Company was in compliance with these financial covenants.

During the three months ended October 4, 2019, the Company made a voluntary prepayment of $250 million on its U.S. Term Loan B-4, which was applied toward the remaining scheduled amortization and the remainder towards the principal due at maturity. As of October 4, 2019, there are no longer any scheduled amortization payments due under the U.S. Term Loan B-4 prior to its maturity on April 29, 2023.

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

Obligations and Funded Status

The following table presents the unfunded status of the benefit obligations for the Japanese Plan:

	October 4, 2019	June 28, 2019
	(in millions)
Benefit obligations	$281	$280
Fair value of plan assets	211	208
Unfunded status	$70	$72

The following table presents the unfunded amounts related to the Japanese Plan as recognized on the Company’s Condensed Consolidated Balance Sheets:

	October 4, 2019	June 28, 2019
	(in millions)
Current liabilities	$1	$1
Non-current liabilities	69	71
Net amount recognized	$70	$72

Net periodic benefit costs were not material for the three months ended October 4, 2019 or September 28, 2018.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Related Parties and Related Commitments and Contingencies

Flash Ventures

The Company’s business ventures with Kioxia Corporation (formerly known as Toshiba Memory Corporation) (“Kioxia”) consist of three separate legal entities: Flash Partners Ltd. (“Flash Partners”), Flash Alliance Ltd. (“Flash Alliance”), and Flash Forward Ltd. (“Flash Forward”), collectively referred to as “Flash Ventures”.

The following table presents the notes receivable from, and equity investments in, Flash Ventures as of October 4, 2019 and June 28, 2019:

	October 4, 2019	June 28, 2019
	(in millions)
Notes receivable, Flash Partners	$482	$551
Notes receivable, Flash Alliance	905	878
Notes receivable, Flash Forward	617	743
Investment in Flash Partners	202	200
Investment in Flash Alliance	299	296
Investment in Flash Forward	124	123
Total notes receivable and investments in Flash Ventures	$2,629	$2,791

During the three months ended October 4, 2019 and September 28, 2018, the Company made net payments to Flash Ventures of $682 million and $744 million, respectively, for purchased flash-based memory wafers and net loans and investments.

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

As of October 4, 2019 and June 28, 2019, the Company had accounts payable balances due to Flash Ventures of $507 million and $331 million, respectively.

The Company’s maximum reasonably estimable loss exposure (excluding lost profits) as a result of its involvement with Flash Ventures, based upon the Japanese yen to U.S. dollar exchange rate at October 4, 2019, is presented below. Investments in Flash Ventures are denominated in Japanese yen, and the maximum estimable loss exposure excludes any cumulative translation adjustment due to revaluation from the Japanese yen to the U.S. dollar.

October 4, 2019

Notes receivable	$2,004
Equity investments	625
Operating lease guarantees	1,694
Inventory and prepayments	359
Maximum estimable loss exposure	$4,682

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

In June 2019, an unexpected power outage incident occurred at the flash-based memory manufacturing facilities operated by Flash Ventures in Yokkaichi, Japan. The power outage incident impacted the facilities and process tools and resulted in the damage of flash wafers in production and a reduction in the Company’s flash wafer availability. For the three months ended October 4, 2019, the Company incurred charges of $68 million recorded in cost of revenue as a result of this incident, which amount primarily consisted of unabsorbed manufacturing overhead costs. The Company is pursuing recovery of its losses associated with this event; however, the amount of any recovery cannot be estimated at this time.

In May 2019, the Company entered into additional agreements with Kioxia to extend Flash Ventures to a new wafer fabrication facility, known as “K1,” located in Kitakami, Japan. The primary purpose of K1 is to provide clean room space to continue the transition of existing flash-based wafer capacity to newer technology nodes. Output from the initial production line at K1 is expected in the second half of fiscal year 2020. Meaningful output from K1 is not expected to begin until the first half of fiscal year 2021. The Company committed to pay, among other items, future building depreciation prepayments of approximately $360 million over a 3-year period beginning in the first half of fiscal year 2020 toward K1 building depreciation, to be credited against future wafer charges.

Inventory Purchase Commitments with Flash Ventures. Purchase orders placed under Flash Ventures for up to three months are binding and cannot be canceled.

Research and Development Activities. The Company participates in common R&D activities with Kioxia and is contractually committed to a minimum funding level. R&D commitments are immaterial to the Condensed Consolidated Financial Statements.

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

The following table presents the Company’s portion of the remaining guarantee obligations under the Flash Ventures’ lease facilities in both Japanese yen and U.S. dollar-equivalent, based upon the Japanese yen to U.S. dollar exchange rate as of October 4, 2019.

	Lease Amounts
	(Japanese yen, in billions)	(U.S. dollar, in millions)
Total guarantee obligations	¥181	$1,694

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the end of the term of the Flash Ventures lease agreements, in annual installments as of October 4, 2019 in U.S. dollars, based upon the Japanese yen to U.S. dollar exchange rate as of October 4, 2019:

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
	(in millions)
Remaining nine months of 2020	$343	$56	$399
2021	369	110	479
2022	284	50	334
2023	177	67	244
2024	74	121	195
Thereafter	4	39	43
Total guarantee obligations	$1,251	$443	$1,694

The Company and Kioxia have agreed to mutually contribute to, and indemnify each other and Flash Ventures for, environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances. The Company has not made any indemnification payments, nor recorded any indemnification receivables, under any such agreements. As of October 4, 2019, no amounts have been accrued in the Condensed Consolidated Financial Statements with respect to these indemnification agreements.

Unis Venture

The Company has a joint venture with Unisplendour Corporation Limited and Unissoft (Wuxi) Group Co. Ltd. (“Unis”), referred to as the “Unis Venture”, to market and sell the Company’s products in China and to develop data storage systems for the Chinese market in the future. The Unis Venture is 49% owned by the Company and 51% owned by Unis. The Company accounts for its investment in the Unis Venture under the equity method of accounting. Revenue on products distributed by the Unis Venture is recognized upon sell through to third-party customers. For both the three months ended October 4, 2019 and September 28, 2018, the Company recognized approximately 1% of its consolidated revenue on products distributed by the Unis Venture. The outstanding accounts receivable due from and investment in the Unis Venture were not material to the Condensed Consolidated Financial Statements as of October 4, 2019 or June 28, 2019.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Leases and Other Commitments

Leases

The Company leases certain domestic and international facilities and data center space under long-term, non-cancelable operating leases that expire at various dates through 2034. These leases include no variable or contingent lease payments. Operating lease assets and liabilities are recognized based on the present value of the remaining lease payments discounted using the Company’s incremental borrowing rate. Operating lease assets also include prepaid lease payments minus any lease incentives. Extension or termination options present in the Company’s lease agreements are included in determining the right-of-use asset and lease liability when it is reasonably certain the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. The following table summarizes supplemental balance sheet information related to operating leases as of October 4, 2019:

Lease Amounts
Minimum lease payments by fiscal year:	(in millions)
Remaining nine months of 2020	$37
2021	40
2022	28
2023	24
2024	27
Thereafter	163
Total future minimum lease payments	319
Less: Imputed Interest	(62)
Present value of lease liabilities	257
Less: Current portion (included in Accrued expenses)	40
Long-term operating lease liabilities (included in Other liabilities)	$217

Operating lease right-of-use assets (included in Other non-current assets)	$243

Weighted average remaining lease term in years	9.5
Weighted average discount rate	4.1%

The following table summarizes supplemental disclosures of operating cost and cash flow information related to operating leases for the three months ended October 4, 2019:

Three Months Ended
October 4, 2019
(in millions)
Cost of operating leases	$12
Cash paid for operating leases	16
Operating lease assets obtained in exchange for operating lease liabilities	49

Purchase Agreements and Other Commitments

In the normal course of business, the Company enters into purchase orders with suppliers for the purchase of components used to manufacture its products. These purchase orders generally cover forecasted component supplies needed for production during the next quarter, are recorded as a liability upon receipt of the components, and generally may be changed or canceled at any time prior to shipment of the components. The Company also enters into long-term agreements with suppliers that contain fixed future commitments, which are contingent on certain conditions such as performance, quality and technology of the vendor’s components. As of October 4, 2019, the Company had the following minimum long-term commitments:

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term commitments
(in millions)
Fiscal year:
Remaining nine months of 2020	$70
2021	183
2022	250
2023	267
2024	40
Thereafter	210
Total	$1,020

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Shareholders’ Equity

Stock-based Compensation Expense

The following tables present the Company’s stock-based compensation for equity-settled awards by type and financial statement line as well as the related tax benefit included in the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended
	October 4, 2019	September 28, 2018
	(in millions)
Options	$2	$5
Restricted and performance stock units	66	67
Employee stock purchase plan	9	7
Total	$77	$79

	Three Months Ended
	October 4, 2019	September 28, 2018
	(in millions)
Cost of revenue	$12	$11
Research and development	41	39
Selling, general and administrative	24	29
Subtotal	77	79
Tax benefit	(12)	(11)
Total	$65	$68

Compensation cost related to unvested stock options, restricted stock units (“RSUs”), performance-based stock units (“PSUs”), and rights to purchase shares of common stock under the Company’s Employee Stock Purchase Plan (“ESPP”) will generally be amortized on a straight-line basis over the remaining average service period. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of October 4, 2019:

	Unamortized Compensation Costs	Weighted Average Service Period
	(in millions)	(years)
Options	$5	0.8
RSUs and PSUs (1)	722	2.9
ESPP	56	1.7
Total unamortized compensation cost	$783

(1)	Weighted average service period assumes the performance metrics are met for the PSUs.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Activities

Stock Options

The following table summarizes stock option activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Options outstanding at June 28, 2019	3.9	65.72
Exercised	(0.6)	43.50		$7
Canceled or expired	(0.2)	94.55
Options outstanding at October 4, 2019	3.1	$67.75	2.8	$21
Exercisable at October 4, 2019	2.6	$71.51	2.6	$15

RSUs and PSUs

The following table summarizes RSU and PSU activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value at Vest Date
	(in millions)		(in millions)
RSUs and PSUs outstanding at June 28, 2019	11.6	62.07
Granted	5.4	59.31
Vested	(3.1)	63.67	$177
Forfeited	(0.4)	62.66
RSUs and PSUs outstanding at October 4, 2019	13.5	$61.01

RSUs and PSUs are generally settled in an equal number of shares of the Company’s common stock at the time of vesting of the units.

Stock Repurchase Program

The Company’s Board of Directors has authorized a stock repurchase program for the repurchase of up to $5.00 billion of the Company’s common stock, which authorization is effective through July 25, 2023. For the three months ended October 4, 2019, the Company did not make any stock repurchases. The remaining amount available to be repurchased under the Company’s current stock repurchase program as of October 4, 2019 was $4.50 billion. Repurchases under the stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Company expects stock repurchases to be funded principally by operating cash flows.

Dividends to Shareholders

Since the first quarter of 2013, the Company has issued a quarterly cash dividend. During the three months ended October 4, 2019, the Company declared aggregate cash dividends of $0.50 per share on its outstanding common stock totaling $149 million, which was paid on October 22, 2019. The Company may modify, suspend or cancel its cash dividend policy in any manner and at any time.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Income Tax Expense

The Tax Cuts and Jobs Act (the “2017 Act”), enacted on December 22, 2017, includes a broad range of tax reform proposals affecting businesses. The Company completed its accounting for the tax effects of the enactment of the 2017 Act during the second quarter of fiscal 2019. However, the U.S. Treasury and the Internal Revenue Service (“IRS”) have issued tax guidance on certain provisions of the 2017 Act since the enactment date, and the Company anticipates the issuance of additional regulatory and interpretive guidance. The Company applied a reasonable interpretation of the 2017 Act along with the then-available guidance in finalizing its accounting for the tax effects of the 2017 Act. However, any additional regulatory or interpretive guidance would constitute new information, which may require further refinements to the Company’s estimates in future periods.

The following table presents the Company’s income tax expense and the effective tax rate:

	Three Months Ended
	October 4, 2019	September 28, 2018
	(in millions)
Income (loss) before taxes	$(237)	$583
Income tax expense	$39	$72
Effective tax rate	(16)%	12%

The primary drivers of the difference between the effective tax rate for the three months ended October 4, 2019 and the
U.S. Federal statutory rate of 21% are the relative mix of earnings and losses by jurisdiction, the deduction for foreign derived intangible income, credits and tax holidays in Malaysia, Philippines and Thailand that will expire at various dates during fiscal years 2020 through 2030.

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

The Company believes that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. If any issues addressed in the Company’s tax examinations are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of October 4, 2019, it was not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of the Company’s liability for unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of the Company’s tax returns.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of October 4, 2019, the liability for unrecognized tax benefits (excluding accrued interest and penalties) was approximately $691 million. Accrued interest and penalties related to unrecognized tax benefits as of October 4, 2019 was approximately $126 million. Of these amounts, approximately $698 million could result in potential cash payments. The Company is not able to provide a reasonable estimate of the timing of future tax payments related to these obligations.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Net Income (Loss) Per Common Share

The following table presents the computation of basic and diluted income (loss) per common share:

	Three Months Ended
	October 4, 2019	September 28, 2018
	(in millions, except per share data)
Net income (loss)	$(276)	$511
Weighted average shares outstanding:
Basic	296	292
Employee stock options, RSUs, PSUs and ESPP	—	6
Diluted	296	298
Income (loss) per common share
Basic	$(0.93)	$1.75
Diluted	$(0.93)	$1.71

The Company computes basic income (loss) per common share using net income (loss) and the weighted average number of common shares outstanding during the period. Diluted income per common share is computed using net income and the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include dilutive outstanding employee stock options, RSUs and PSUs, and rights to purchase shares of common stock under the Company’s ESPP. For the three months ended September 28, 2018, the Company excluded 3 million common shares subject to outstanding equity awards from the calculation of diluted shares because their impact would have been anti-dilutive based on the Company’s average stock price during the period. For the three months ended October 4, 2019, the Company recorded a net loss, and all shares subject to outstanding equity awards have been excluded for the period because including them would be anti-dilutive.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Employee Termination, Asset Impairment and Other Charges

The Company recorded the following charges related to employee terminations benefits, asset impairment, and other charges:

	Three Months Ended
	October 4, 2019	September 28, 2018
	(in millions)
Employee termination and other charges:
Closure of Foreign Manufacturing Facilities	$4	$4
Business Realignment	4	42
Total employee termination and other charges	$8	$46

Closure of Foreign Manufacturing Facilities

In July 2018, the Company announced the closing of its HDD manufacturing facility in Kuala Lumpur, Malaysia, in order to reduce its manufacturing costs and consolidate HDD operations into Thailand. The Company substantially completed the closure in fiscal year 2019.

The following table presents an analysis of the components of the restructuring charges, payments and adjustments made against the reserve during the three months ended October 4, 2019:

	Employee Termination Benefits	Contract Termination and Other	Total
	(in millions)
Accrual balance at June 28, 2019	$30	$2	$32
Charges	2	2	4
Cash payments	(18)	(3)	(21)
Accrual balance at October 4, 2019	$14	$1	$15

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Realignment

The Company periodically incurs charges as part of the integration process of recent acquisitions and to realign its operations with anticipated market demand, primarily consisting of organization rationalization designed to streamline its business, reduce its cost structure and focus its resources.

The following table presents an analysis of the components of the activity against the reserve during the three months ended October 4, 2019:

	Employee Termination Benefits	Contract Termination and Other	Total
	(in millions)
Accrual balance at June 28, 2019	$37	$8	$45
Charges	3	1	4
Cash payments	(16)	(8)	(24)
Accrual balance at October 4, 2019	$24	$1	$25

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Legal Proceedings

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

Intellectual Property Litigation

In May 2016, Lambeth Magnetic Structures, LLC (“Lambeth”) filed a complaint with the U.S. District Court for the Western District of Pennsylvania against the Company and certain of its subsidiaries alleging infringement of U.S. Patent No. 7,128,988. The complaint seeks unspecified monetary damages and injunctive relief. The ’988 patent, entitled “Magnetic Material Structures, Devices and Methods,” allegedly relates to a magnetic material structure for hard disk drive devices. Mediation in this matter was held on August 16, 2019, and the parties reached an agreement in principle to settle the case for an immaterial amount, a portion of which was previously accrued in the Company’s financial statements. The parties formalized the settlement and filed a joint stipulation of dismissal with prejudice in October 2019. The matter is now closed.

Securities

Beginning in March 2015, SanDisk Corporation (“SanDisk”), which was acquired by the Company in May 2016, and two of SanDisk’s former officers, Sanjay Mehrotra and Judy Bruner, were named in three putative class action lawsuits filed with the U.S. District Court for the Northern District of California. Two complaints are brought on behalf of a purported class of purchasers of SanDisk’s securities between October 2014 and March 2015, and one is brought on behalf of a purported class of purchasers of SanDisk’s securities between April 2014 and April 2015. The complaints generally allege violations of federal securities laws arising out of alleged misstatements or omissions by the defendants during the alleged class periods. The complaints seek, among other things, damages and fees and costs. In July 2015, the District Court consolidated the cases and appointed Union Asset Management Holding AG and KBC Asset Management NV as lead plaintiffs. The lead plaintiffs filed an amended complaint in August 2015. In January 2016, the District Court granted the defendants’ motion to dismiss and dismissed the amended complaint with leave to amend. In February 2016, the District Court issued an order appointing as new lead plaintiffs Bristol Pension Fund; City of Milford, Connecticut Pension & Retirement Board; Pavers and Road Builders Pension, Annuity and Welfare Funds; the Newport News Employees’ Retirement Fund; and Massachusetts Laborers’ Pension Fund (collectively, the “Institutional Investor Group”). In March 2016, the Institutional Investor Group filed an amended complaint. In June 2016, the District Court granted the defendants’ motion to dismiss and dismissed the amended complaint with leave to amend. In July 2016, the Institutional Investor Group filed a further amended complaint. In June 2017, the District Court denied the defendants’ motion to dismiss. In September 2018, the District Court granted the Institutional Investor Group’s motion to certify a class of all persons and entities who purchased or otherwise acquired SanDisk’s publicly traded common stock between October 2014 and April 2015, excluding those who purchased or otherwise acquired SanDisk’s publicly traded common stock during the class period but who sold their stock prior to the first corrective disclosure in March 2015. The Institutional Investor Group alleged artificial inflation in the price of SanDisk’s publicly traded common stock of $9.04 per share from October 16, 2014 through March 25, 2015, $2.26 per share on March 26, 2015, and $1.35 per share from March 27, 2015 through April 15, 2015. In March 2019, the parties reached a settlement of all claims in this matter. In May 2019, the court granted the motion for preliminary approval, and in October 2019, the court issued its final order and judgment approving the settlement.

Tax

For disclosures regarding statutory notices of deficiency issued by the IRS on June 28, 2018 and December 10, 2018, and petitions filed by the Company with the U.S. Tax Court in September 2018 and March 2019, see Note 12, Income Tax Expense.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16.	Separate Financial Information of Guarantor Subsidiaries

The Company’s 4.750% senior unsecured notes due 2026 (the “2026 Senior Unsecured Notes”) are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, subject to certain customary guarantor release conditions, by certain 100% owned material domestic subsidiaries of the Company (or the “Guarantor Subsidiaries”). The guarantee by a Guarantor Subsidiary will be released in the event of (i) the release of a Guarantor Subsidiary from its guarantee of indebtedness under the credit agreement governing the revolving credit facility and term loans or other indebtedness that would have required the Guarantor Subsidiary to guarantee the 2026 Senior Unsecured Notes, (ii) the sale, issuance or other disposition of capital stock of a Guarantor Subsidiary such that it is no longer a restricted subsidiary under the indenture governing the 2026 Senior Unsecured Notes, (iii) the sale of all or substantially all of a Guarantor Subsidiary’s assets, (iv) the Company’s exercise of its defeasance options under the indenture governing the 2026 Senior Unsecured Notes, (v) the dissolution or liquidation of a Guarantor Subsidiary or (vi) the sale of all the equity interest in a Guarantor Subsidiary. The Company’s other domestic subsidiaries and its foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) do not guarantee the 2026 Senior Unsecured Notes. The following condensed consolidating financial information reflects the summarized financial information of Western Digital Corporation (“Parent”), the Guarantor Subsidiaries on a combined basis, and the Non-Guarantor Subsidiaries on a combined basis.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet
As of October 4, 2019

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$7	$579	$2,662	$—	$3,248
Accounts receivable, net	—	1,031	417	—	1,448
Intercompany receivables	2,514	6,248	1,738	(10,500)	—
Inventories	—	797	2,602	(112)	3,287
Loans due from consolidated affiliates	—	—	58	(58)	—
Other current assets	—	263	254	—	517
Total current assets	2,521	8,918	7,731	(10,670)	8,500
Property, plant and equipment, net	—	857	1,939	—	2,796
Notes receivable and investments in Flash Ventures	—	—	2,629	—	2,629
Goodwill	—	390	9,700	—	10,090
Other intangible assets, net	—	19	1,495	—	1,514
Investments in consolidated subsidiaries	20,616	15,884	—	(36,500)	—
Loans due from consolidated affiliates	—	1,164	—	(1,164)	—
Other non-current assets	58	237	456	—	751
Total assets	$23,195	$27,469	$23,950	$(48,334)	$26,280

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$166	$1,558	$—	$1,724
Accounts payable to related parties	—	42	465	—	507
Intercompany payables	2,067	3,702	4,731	(10,500)	—
Accrued expenses	174	689	511	—	1,374
Accrued compensation	—	263	169	—	432
Loans due to consolidated affiliates	—	58	—	(58)	—
Current portion of long-term debt	251	—	—	—	251
Total current liabilities	2,492	4,920	7,434	(10,558)	4,288
Long-term debt	9,927	—	34	—	9,961
Loans due to consolidated affiliates	1,141	—	23	(1,164)	—
Other liabilities	69	1,853	543	—	2,465
Total liabilities	13,629	6,773	8,034	(11,722)	16,714
Total shareholders’ equity	9,566	20,696	15,916	(36,612)	9,566
Total liabilities and shareholders’ equity	$23,195	$27,469	$23,950	$(48,334)	$26,280

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations
For the three months ended October 4, 2019

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Revenue, net	$—	$3,361	$3,984	$(3,305)	$4,040
Cost of revenue	—	2,952	3,690	(3,360)	3,282
Gross profit	—	409	294	55	758
Operating expenses:
Research and development	—	364	210	—	574
Selling, general and administrative	1	203	101	—	305
Intercompany operating expense (income)	3	(425)	422	—	—
Employee termination, asset impairment, and other charges	—	—	8	—	8
Total operating expenses	4	142	741	—	887
Operating income (loss)	(4)	267	(447)	55	(129)
Interest and other income (expense):
Interest income	—	12	10	(10)	12
Interest expense	(131)	—	(1)	10	(122)
Other income, net	—	—	2	—	2
Total interest and other income (expense), net	(131)	12	11	—	(108)
Income (loss) before taxes	(135)	279	(436)	55	(237)
Equity in earnings from subsidiaries	(164)	(460)	—	624	—
Income tax expense (benefit)	(23)	39	23	—	39
Net loss	$(276)	$(220)	$(459)	$679	$(276)

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations
For the three months ended September 28, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Revenue, net	$—	$3,485	$4,996	$(3,453)	$5,028
Cost of revenue	—	3,005	3,824	(3,465)	3,364
Gross profit	—	480	1,172	12	1,664
Operating expenses:
Research and development	—	363	213	—	576
Selling, general and administrative	1	251	104	—	356
Intercompany operating expense (income)	—	(407)	407	—	—
Employee termination, asset impairment, and other charges	—	32	14	—	46
Total operating expenses	1	239	738	—	978
Operating income (loss)	(1)	241	434	12	686
Interest and other income (expense):
Interest income	8	3	12	(8)	15
Interest expense	(116)	(6)	(2)	8	(116)
Other income (expense), net	1	—	(1)	(2)	(2)
Total interest and other income (expense), net	(107)	(3)	9	(2)	(103)
Income (loss) before taxes	(108)	238	443	10	583
Equity in earnings from subsidiaries	475	345	—	(820)	—
Income tax expense (benefit)	(144)	118	98	—	72
Net income	$511	$465	$345	$(810)	$511

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the three months ended October 4, 2019

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Net loss	$(276)	$(220)	$(459)	$679	$(276)
Other comprehensive loss, before tax:
Actuarial pension gain	1	1	1	(2)	1
Foreign currency translation adjustment	5	5	5	(10)	5
Net unrealized loss, on derivative contracts and available-for-sale securities	(33)	(8)	(9)	17	(33)
Total other comprehensive loss, before tax	(27)	(2)	(3)	5	(27)
Income tax benefit (expense) related to items of other comprehensive loss	5	(1)	(1)	2	5
Other comprehensive loss, net of tax	(22)	(3)	(4)	7	(22)
Total comprehensive loss	$(298)	$(223)	$(463)	$686	$(298)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the three months ended September 28, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Net income	$511	$465	$345	$(810)	$511
Other comprehensive loss, before tax:
Foreign currency translation adjustment	(37)	(34)	(34)	68	(37)
Net unrealized loss, on derivative contracts and available-for-sale securities	(1)	(8)	(10)	18	(1)
Total other comprehensive loss, before tax	(38)	(42)	(44)	86	(38)
Income tax benefit related to items of other comprehensive loss	1	—	1	(1)	1
Other comprehensive loss, net of tax	(37)	(42)	(43)	85	(37)
Total comprehensive income	$474	$423	$302	$(725)	$474

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
For the three months ended October 4, 2019

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(178)	$204	$200	$27	$253
Cash flows from investing activities
Purchases of property, plant and equipment	—	(46)	(99)	—	(145)
Acquisitions, net of cash acquired	—	(2)	(20)	—	(22)
Notes receivable issuances to Flash Ventures	—	—	(171)	—	(171)
Notes receivable proceeds from Flash Ventures	—	—	357	—	357
Strategic investments and other, net	—	—	15	—	15
Intercompany loan from (to) consolidated affiliates	—	(490)	(8)	498	—
Advances from (to) parent and consolidated affiliates	126	(126)	—	—	—
Net cash provided by (used in) investing activities	126	(664)	74	498	34
Cash flows from financing activities				—
Issuance of stock under employee stock plans	26	—	—	—	26
Taxes paid on vested stock awards under employee stock plans	(52)	—	—	—	(52)
Dividends paid to shareholders	(147)	—	—	—	(147)
Repayment of debt	(319)	—	—	—	(319)
Intercompany loan from (to) consolidated affiliates	467	8	23	(498)	—
Change in investment in consolidated subsidiaries	76	46	(95)	(27)	—
Net cash provided by (used in) financing activities	51	54	(72)	(525)	(492)
Effect of exchange rate changes on cash	—	—	(2)	—	(2)
Net increase (decrease) in cash and cash equivalents	(1)	(406)	200	—	(207)
Cash and cash equivalents, beginning of year	8	985	2,462	—	3,455
Cash and cash equivalents, end of period	$7	$579	$2,662	$—	$3,248

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
For the three months ended September 28, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(101)	$(691)	$1,244	$253	$705
Cash flows from investing activities
Purchases of property, plant and equipment	—	(63)	(214)	—	(277)
Purchases of investments	—	(2)	(9)	—	(11)
Proceeds from sale of investments	—	—	6	—	6
Proceeds from maturities of investments	—	—	3	—	3
Notes receivable issuances to Flash Ventures	—	—	(115)	—	(115)
Notes receivable proceeds from Flash Ventures	—	—	144	—	144
Strategic investments and other, net	—	—	(9)	—	(9)
Intercompany loan from (to) consolidated affiliates	696	—	—	(696)	—
Advances from (to) parent and consolidated affiliates	97	(97)	—	—	—
Net cash provided by (used in) investing activities	793	(162)	(194)	(696)	(259)
Cash flows from financing activities
Issuance of stock under employee stock plans	8	—	—	—	8
Taxes paid on vested stock awards under employee stock plans	(66)	—	—	—	(66)
Repurchases of common stock	(563)	—	—	—	(563)
Dividends paid to shareholders	(148)	—	—	—	(148)
Repayment of debt	(38)	—	—	—	(38)
Intercompany loan from (to) consolidated affiliates	—	(180)	(516)	696	—
Change in investment in consolidated subsidiaries	80	1,426	(1,253)	(253)	—
Net cash provided by (used in) financing activities	(727)	1,246	(1,769)	443	(807)
Effect of exchange rate changes on cash	—	—	2	—	2
Net increase (decrease) in cash and cash equivalents	(35)	393	(717)	—	(359)
Cash and cash equivalents, beginning of year	40	668	4,297	—	5,005
Cash and cash equivalents, end of period	$5	$1,061	$3,580	$—	$4,646

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws, and should be read in conjunction with the disclosures we make concerning risks and other factors that may affect our business and operating results. You should read this information in conjunction with the unaudited Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited Consolidated Financial Statements and notes thereto and Part II, Item 8, contained in our Annual Report on Form 10‑K for the fiscal year ended June 28, 2019. See also “Forward-Looking Statements” immediately prior to Part I, Item 1 in this Quarterly Report on Form 10-Q.

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

Our fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every five to six years, we report a 53-week fiscal year to align the fiscal year with the foregoing policy. Fiscal year 2020, which ends on July 3, 2020, will be comprised of 53 weeks, with the first quarter consisting of 14 weeks and the remaining quarters consisting of 13 weeks each. Fiscal year 2019, which ended on June 28, 2019, was comprised of 52 weeks, with all quarters presented consisting of 13 weeks.

Key Developments

Flash Ventures

Through our three business ventures with Kioxia Corporation (formerly known as Toshiba Memory Corporation) (“Kioxia”), referred to as “Flash Ventures”, we and Kioxia operate flash-based memory wafer manufacturing facilities in Japan. We are obligated to pay for variable costs incurred in producing our share of Flash Ventures’ flash-based memory wafer supply, based on our three month forecast, which generally equals 50% of Flash Ventures’ output. In addition, we are obligated to pay for half of Flash Ventures’ fixed costs regardless of the output we choose to purchase. We are also obligated to fund 49.9% to 50% of Flash Ventures’ capital investments to the extent that Flash Ventures’ operating cash flow is insufficient to fund these investments.

Since its inception, Flash Ventures has been based in a manufacturing site in Yokkaichi, Japan, which currently includes five wafer fabrication facilities. Production levels at the Yokkaichi site were temporarily reduced as a result of an unexpected power outage incident that occurred in the Yokkaichi region on June 15, 2019. The power outage incident impacted the facilities and process tools and resulted in the damage of flash wafers in production. The incident resulted in a reduction of our flash wafer availability by approximately 4 exabytes, the majority of which was contained in the first quarter of fiscal year 2020. As a result of this power outage incident, we incurred aggregate charges of $68 million and $145 million recorded in cost of revenue in the quarters ended October 4, 2019 and June 28, 2019, respectively, which primarily consisted of the write-off of damaged inventory and unabsorbed manufacturing overhead costs. We are pursuing recovery of our losses associated with this event; however, the amount of any recovery cannot be estimated at this time.

In May 2019, we entered into additional agreements with Kioxia to extend Flash Ventures to a new wafer fabrication facility, known as “K1,” located in Kitakami, Japan. The primary purpose of K1 is to provide clean room space to continue the transition of existing flash-based wafer capacity to newer technology nodes. Output from the initial production line at K1 is expected in the second half of fiscal year 2020. Meaningful output from K1 is not expected to begin until the first half of fiscal year 2021. Our share of the initial commitment for K1 is expected to result in equipment investments, relocation costs and start-up costs totaling approximately $660 million, to be incurred primarily through the second half of fiscal year 2020. We also agreed to prepay an aggregate of approximately $360 million over a 3-year period beginning in the first half of fiscal year 2020 toward K1 building depreciation, to be credited against future wafer charges.

Exit of Storage Systems Business

In September 2019, we announced the sale of our IntelliFlash business and our strategic intention to exit Storage Systems, which consists of IntelliFlash and ActiveScale. These actions will allow us to redirect investments to other higher value priorities.

Results of Operations

First Quarter Overview

The following table sets forth, for the periods presented, selected summary information from our Condensed Consolidated Statements of Operations by dollars and percentage of net revenue(1):

	Three Months Ended
	October 4, 2019		September 28, 2018		$ Change	% Change
	($ in millions)
Revenue, net	$4,040	100.0%	$5,028	100.0%	$(988)	(20)%
Cost of revenue	3,282	81.2	3,364	66.9	(82)	(2)
Gross profit	758	18.8	1,664	33.1	(906)	(54)
Operating Expenses:
Research and development	574	14.2	576	11.5	(2)	—
Selling, general and administrative	305	7.5	356	7.1	(51)	(14)
Employee termination, asset impairment, and other charges	8	0.2	46	0.9	(38)	(83)
Total operating expenses	887	22.0	978	19.5	(91)	(9)
Operating income (loss)	(129)	(3.2)	686	13.6	(815)	(119)
Interest and other income (expense):
Interest income	12	0.3	15	0.3	(3)	(20)
Interest expense	(122)	(3.0)	(116)	(2.3)	(6)	5
Other income (expense), net	2	—	(2)	—	4	(200)
Total interest and other expense, net	(108)	(2.7)	(103)	(2.0)	(5)	5
Income (loss) before taxes	(237)	(5.9)	583	11.6	(820)	(141)
Income tax expense	39	1.0	72	1.4	(33)	(46)
Net income (loss)	$(276)	(6.8)	$511	10.2	$(787)	(154)

(1)	Percentages may not total due to rounding.

The following table sets forth, for the periods presented, summary information regarding our revenue:

	Three Months Ended
	October 4, 2019	September 28, 2018
	(in millions)
Revenue by Product
Hard disk drives (“HDD”)	$2,408	$2,494
Flash-based	1,632	2,534
Total Revenue	$4,040	$5,028

Revenue by End Market
Client Devices	$1,616	$2,650
Data Center Devices & Solutions	1,532	1,446
Client Solutions	892	932
Total Revenue	$4,040	$5,028

Revenue by Geography
Americas	$1,313	$1,281
Europe, Middle East and Africa	779	884
Asia	1,948	2,863
Total Revenue	$4,040	$5,028

Net Revenue

Net revenue decreased $988 million, or 20%, in the three months ended October 4, 2019 from the comparable period in the prior year. Lower average selling prices generated approximately 34 percentage points of the year-over-year decline, with approximately two thirds of that decline attributed to flash-based products and the remainder from HDD. This decline was partially offset by growth in HDD volumes, which contributed approximately 11 percentage points of growth while higher volumes of flash products contributed approximately three percentage points of growth. Client Devices revenue decreased 39% year over year, with approximately 30 percentage points due to lower average selling prices and the balance coming from lower volumes of flash-based mobile products and client compute HDD. Our revenue for Data Center Devices and Solutions increased 6% year over year, resulting from an approximately 50-percentage point increase in volume, predominantly from capacity enterprise HDD, partially offset by lower average selling prices. Client Solutions revenue decreased 4% year over year, which predominantly reflects lower prices on retail products. We anticipate flash pricing to improve during fiscal 2020, if supply and demand become more closely aligned as expected.

The changes in our revenue by geography reflect a decrease in Asia primarily driven by our decision to limit our participation in the mobile market resulting in lower sales to manufacturers in the Asia region and a slight increase in the Americas driven by increased sales of capacity enterprise HDD.

One customer accounted for 11% of our net revenue for the three months ended October 4, 2019, and two customers accounted for 11% and 10%, respectively, of our net revenue for the three months ended September 28, 2018. For the three month ended October 4, 2019 and September 28, 2018, our top 10 customers accounted for 43% and 48% of our net revenue, respectively.

Consistent with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. For the three months ended October 4, 2019 and September 28, 2018, these programs represented 15% and 12%, respectively, of gross revenues. The amounts attributed to our sales incentive and marketing programs generally vary according to several factors including industry conditions, list pricing strategies, seasonal demand, competitor actions, channel mix and overall availability of products. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue.

Gross Profit and Gross Margin

Substantially all of the decrease in gross profit in the three months ended October 4, 2019 from the comparable period in the prior year was due to the lower revenues noted above. In addition, amortization expense on acquired intangible assets decreased by $71 million, partially offset by $68 million of additional charges related to the power outage incident. Gross margin declined 14 percentage points year over year, substantially all of which is attributable to the lower average selling prices for flash-based products noted above.

Operating Expenses

Research and development (“R&D”) expense for the three months ended October 4, 2019 was essentially flat relative to the comparable period in the prior year but reflects approximately $30 million of additional expense related to the additional week in the current year quarter and approximately $10 million related to increased variable compensation, all of which was more than offset by the savings from our cost reduction actions.

Selling, general and administrative (“SG&A”) expense for the three months ended October 4, 2019 decreased by $51 million, or 14%, from the comparable period in the prior year, primarily due to savings realized from our cost reduction actions, partially offset by approximately $10 million of additional expense related to the additional week in the current year quarter.

Employee termination, asset impairment and other charges decreased from the comparable period in the prior year as many of the actions initiated in the prior year have been substantially completed. For additional information regarding employee termination, asset impairment and other charges, see Part I, Item 1, Note 14, Employee Termination, Asset Impairment and Other Charges, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Interest and Other Income (Expense)

The increase in total interest and other expense, net primarily reflects a $6 million increase in interest expense resulting from the additional week in the current year quarter.

Income Tax Expense

The Tax Cuts and Jobs Act (the “2017 Act”) includes a broad range of tax reform proposals affecting businesses. We completed our accounting for the tax effects of the enactment of the 2017 Act during the second quarter of fiscal 2019. However, the U.S. Treasury and the Internal Revenue Service (“IRS”) have issued tax guidance on certain provisions of the 2017 Act since the enactment date, and we anticipate the issuance of additional regulatory and interpretive guidance. We applied a reasonable interpretation of the 2017 Act along with the then-available guidance in finalizing our accounting for the tax effects of the 2017 Act. However, any additional regulatory or interpretive guidance would constitute new information, which may require further refinements to our estimates in future periods.

The following table sets forth income tax information from our Condensed Consolidated Statements of Operations by dollar and effective tax rate:

	Three Months Ended
	October 4, 2019	September 28, 2018
	(in millions, except percentages)
Income (loss) before taxes	$(237)	$583
Income tax expense (benefit)	39	72
Effective tax rate	(16)%	12%

The primary drivers of the difference between the effective tax rate for the three months ended October 4, 2019 and the U.S. Federal statutory rate of 21% are the relative mix of earnings and losses by jurisdiction, the deduction for foreign derived intangible income, credits and tax holidays in Malaysia, Philippines and Thailand that will expire at various dates during fiscal years 2020 through 2030.

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

For additional information regarding income tax expense (benefit), see Part I, Item 1, Note 12, Income Tax Expense, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

The following table summarizes our statements of cash flows:

	Three Months Ended
	October 4, 2019	September 28, 2018
	(in millions)
Net cash provided by (used in):
Operating activities	$253	$705
Investing activities	34	(259)
Financing activities	(492)	(807)
Effect of exchange rate changes on cash	(2)	2
Net decrease in cash and cash equivalents	$(207)	$(359)

We believe our cash, cash equivalents and cash generated from operations as well as our available credit facilities will be sufficient to meet our working capital, debt, dividend and capital expenditure needs for at least the next twelve months. Our ability to sustain our working capital position is subject to a number of risks that we discuss in Part I, Item 1A, Risk Factors, in this Quarterly Report on Form 10-Q.

During fiscal 2020, we expect cash used for purchases of property, plant and equipment and net activity in notes receivable and equity investments relating to our Flash Ventures joint venture with Kioxia to be less than $500 million. The total expected cash to be used could vary depending on the timing and completion of various capital projects and the availability, timing and terms of related financing.

A total of $2.60 billion and $2.37 billion of our cash and cash equivalents was held outside of the U.S. as of October 4, 2019 and June 28, 2019, respectively. During fiscal 2019, the IRS issued interpretative guidance affecting the taxation of a certain portion of our foreign undistributed earnings, which could result in additional federal taxes. After consideration of this interpretative guidance, we made the determination that we do not intend to repatriate this portion of our foreign undistributed earnings and did not establish an accrual for this liability.

Operating Activities

Cash flow from operating activities primarily consists of net income, adjusted for non-cash charges, plus or minus changes in operating assets and liabilities. This represents our principal source of cash. Net cash provided by changes in operating assets and liabilities was $82 million for the three months ended October 4, 2019, as compared to $597 million net cash used for changes in operating assets and liabilities for the three months ended September 28, 2018. Changes in our operating assets and liabilities are largely affected by our working capital requirements, which are dependent on the effective management of our cash conversion cycle as well as timing of payments for taxes. Our cash conversion cycle measures how quickly we can convert our products into cash through sales. The cash conversion cycles were as follows:

	Three Months Ended
	October 4, 2019	September 28, 2018
	(in days)
Days sales outstanding	35	40
Days in inventory	98	84
Days payables outstanding	(67)	(64)
Cash conversion cycle	66	60

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

For the three months ended October 4, 2019, DSO decreased by 5 days over the prior year, primarily reflecting the timing of shipments and customer collections. DIO increased by 14 days over the prior year, primarily reflecting increased stocking levels of hard drive inventory in response to the plant closure in Kuala Lumpur, Malaysia and additional flash inventory based on timing of receipts of wafers as production resumed this quarter. DPO increased by 3 days over the prior year, primarily reflecting resumptions of normal flash production volumes as well as routine variations in timing of purchases and payments during the period.

Investing Activities

Net cash provided by investing activities for the three months ended October 4, 2019 primarily consisted of a $186 million net decrease in notes receivable issuances to Flash Ventures, partially offset by $145 million of capital expenditures and $22 million for acquisitions. Net cash used in investing activities for the three months ended September 28, 2018 primarily consisted of $277 million of capital expenditures partially offset by a $29 million net decrease in notes receivable issuances to Flash Ventures.

Our cash equivalents are primarily invested in money market funds that invest in U.S. Treasury securities and U.S. Government agency securities. In addition, from time to time, we invest directly in U.S. Treasury securities, U.S. and international government agency securities, certificates of deposit, asset backed securities and corporate and municipal notes and bonds.

Financing Activities

During the three months ended October 4, 2019, net cash used in financing activities primarily consisted of $319 million for repayment of debt, $147 million to pay dividends on our common stock and $52 million for taxes paid on vested stock awards under employee stock plans. Net cash used in financing activities for the three months ended September 28, 2018 consisted of $563 million for share repurchases, $148 million to pay dividends on our common stock, $66 million for taxes paid on vested stock awards under employee stock plans and $38 million for repayment of debt.

Off-Balance Sheet Arrangements

Other than the commitments related to Flash Ventures, facility lease commitments incurred in the normal course of business and certain indemnification provisions (see “Short and Long-term Liquidity-Contractual Obligations and Commitments” below), we do not have any other material off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets, or any other obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not included in the Condensed Consolidated Financial Statements. Additionally, with the exception of Flash Ventures and our joint venture with Unisplendour Corporation Limited and Unissoft (Wuxi) Group Co. Ltd. (“Unis”), referred to as the “Unis Venture”, we do not have an interest in, or relationships with, any variable interest entities. For additional information regarding our off-balance sheet arrangements, see Part I, Item 1, Note 9, Related Parties and Related Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Short and Long-term Liquidity

Contractual Obligations and Commitments

The following is a summary of our known contractual cash obligations and commercial commitments as of October 4, 2019:

	Total	1 Year (Remaining 9 months of 2020)	2-3 Years (2021-2022)	4-5 Years (2023-2024)	More than 5 Years (Beyond 2024)
	(in millions)
Long-term debt, including current portion(1)	$10,374	$188	$537	$7,349	$2,300
Interest on debt	1,664	259	760	426	219
Flash Ventures related commitments(2)	6,010	2,260	2,628	1,009	113
Operating leases	319	37	68	51	163
Purchase obligations and other commitments	2,770	1,805	448	307	210
Mandatory Deemed Repatriation Tax	1,042	—	199	285	558
Total	$22,179	$4,549	$4,640	$9,427	$3,563

(1)	Principal portion of debt, excluding discounts and issuance costs.

(2)
Includes reimbursement for depreciation and lease payments on owned and committed equipment, funding commitments for loans and equity investments and payments for other committed expenses, including R&D and building depreciation. Funding commitments assume no additional operating lease guarantees. Additional operating lease guarantees can reduce funding commitments.

Debt

Additional information regarding our indebtedness, including information about availability under our revolving credit facility and the principal repayment terms, interest rates, covenants and other key terms of our outstanding indebtedness, is included in Part I, Item 1, Note 7, Debt, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and in Part II, Item 8, Note 6, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 28, 2019. The credit agreement governing our revolving credit facility and Term Loan A-1 requires us to comply with certain financial covenants, consisting of a leverage ratio and an interest coverage ratio. As of October 4, 2019, we were in compliance with these financial covenants.

Flash Ventures

Flash Ventures sells to and leases back from a consortium of financial institutions a portion of its tools and has entered into equipment lease agreements of which we guarantee half or all of the outstanding obligations under each lease agreement. The leases are subject to customary covenants and cancellation events that relate to Flash Ventures and each of the guarantors. The occurrence of a cancellation event could result in an acceleration of the lease obligations and a call on our guarantees. As of October 4, 2019, we were in compliance with all covenants under these Japanese lease facilities. See Part I, Item 1, Note 9, Related Parties and Related Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding Flash Ventures.

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

Mandatory Deemed Repatriation Tax

The following is a summary of our estimated mandatory deemed repatriation tax obligations that are payable in the following fiscal years (in millions):

October 4, 2019
Remaining nine months of 2020	$—
2021	99
2022	100
2023	99
2024	186
2025	248
2026	310
Total	$1,042

For additional information regarding our estimate of the total tax liability for the mandatory deemed repatriation tax, see Part II, Item 8, Note 13, Income Tax Expense, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 28, 2019.

Unrecognized Tax Benefits

As of October 4, 2019, the liability for unrecognized tax benefits (excluding accrued interest and penalties) was approximately $691 million. Accrued interest and penalties related to unrecognized tax benefits as of October 4, 2019 was approximately $126 million. Of these amounts, approximately $698 million could result in potential cash payments. We are not able to provide a reasonable estimate of the timing of future tax payments related to these obligations.

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

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program for the repurchase of up to $5.00 billion of our common stock, which authorization is effective through July 25, 2023. For the three months ended October 4, 2019, we did not make any stock repurchases. The remaining amount available to be repurchased under our current stock repurchase program as of October 4, 2019 was $4.50 billion. Repurchases under the stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. We expect stock repurchases to be funded principally by operating cash flows.

Cash Dividend

Since the first quarter of 2013, we have issued a quarterly cash dividend. During the three months ended October 4, 2019, we declared aggregate cash dividends of $0.50 per share on our outstanding common stock totaling $149 million, which was paid on October 22, 2019. We may modify, suspend, or cancel our cash dividend policy in any manner and at any time.

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

Critical Accounting Policies and Estimates

We have prepared the accompanying unaudited Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The preparation of the financial statements requires the use of judgments and estimates that affect the reported amounts of revenues, expenses, assets, liabilities and shareholders’ equity. We have adopted accounting policies and practices that are generally accepted in the industry in which we operate. If these estimates differ significantly from actual results, the impact to the Condensed Consolidated Financial Statements may be material.

See Part I, Item 1, Note 2, Recent Accounting Pronouncements, and Note 10, Leases and Other Commitments, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a discussion of a recently adopted accounting pronouncement that affects our accounting for lease obligations. There have been no other material changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10‑K for the fiscal year ended June 28, 2019. Please refer to Part II, Item 7 of our Annual Report on Form 10‑K for the fiscal year ended June 28, 2019 for a discussion of our critical accounting policies and estimates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risk during the three months ended October 4, 2019. For a discussion of our exposure to market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 28, 2019.

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

For a description of our legal proceedings, see Part I, Item 1, Note 15, Legal Proceedings, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this item.

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

A large portion of our revenue is derived from our international operations, and many of our products and components are produced overseas. As a result, our business, results of operations and financial condition depend significantly on global and regional conditions. Adverse changes in global or regional economic conditions, including, but not limited to, volatility in the financial markets, tighter credit, slower growth in certain geographic regions, political uncertainty, other macroeconomic factors, and changes to social conditions, policies, rules and regulations, could significantly harm demand for our products, increase credit and collectability risks, result in revenue reductions, cause us to change our business practices, increase manufacturing and operating costs or result in impairment charges or other expenses.

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

We rely substantially on our business ventures with Kioxia Corporation (“Kioxia”) for the development and supply of flash-based memory, which subjects us to risks and uncertainties that could harm our business, financial condition and operating results.

We depend on our ventures with Kioxia to develop and manufacture our flash-based memory. We partner with Kioxia on the development of flash-based technology, including future generations of 3D NAND, as well as other non-volatile memory technology in support of Flash Ventures. Flash Ventures is subject to various risks that could harm the value of our investments, our revenue and costs, our future rate of spending, our technology plans and our future growth opportunities.

Substantially all of our flash-based memory is supplied by Flash Ventures, which limits our ability to respond to market demand and supply changes. A failure to accurately forecast demand could cause us to over-invest or under-invest in technology transitions or the expansion of Flash Ventures’ capacity. Over-investment by us or our competitors could result in excess supply, which could cause significant decreases in our product prices, significant excess, obsolete inventory or inventory write-downs or under-utilization charges, and the potential impairment of our investments in Flash Ventures. On the other hand, if we under-invest in Flash Ventures or otherwise grow or transition Flash Ventures’ capacity more slowly than we expect or than the rest of the industry, we may not have enough supply of the right type of memory or at all to meet demand on a timely and cost effective basis and we may lose opportunities for revenue, gross margin and market share as a result. If our supply is limited, we may make strategic decisions with respect to the allocation of our supply among our products and customers, and these strategic allocation decisions may result in less favorable gross margin or damage certain customer relationships. We are contractually obligated to pay for 50% of the fixed costs of Flash Ventures regardless of whether we purchase any wafers from Flash Ventures. Furthermore, purchase orders placed with Flash Ventures and under the foundry arrangements with Kioxia for up to three months are binding and cannot be canceled. Therefore, once our purchase decisions have been made, our production costs for flash memory are fixed, and we may be unable to reduce costs to match any subsequent declines in pricing or demand, which would harm our gross margin. Our limited ability to react to fluctuations in flash memory supply and demand makes our financial results particularly susceptible to variations from our forecasts and expectations.

Under the Flash Ventures agreements, we have limited power to unilaterally direct most of the activities that most significantly impact Flash Ventures’ performance and we have limited ability to source or fabricate flash-based memory outside of Flash Ventures. Lack of alignment with Kioxia with respect to Flash Ventures could adversely impact our ability to stay at the forefront of technological advancement and our investment in Flash Ventures and otherwise harm our business. Misalignment could arise due to changes in Kioxia’s strategic priorities and/or ownership, which has changed significantly recently and could continue to change. Kioxia’s stakeholders may include, or have included in the past, flash and HDD competitors, customers, a private equity firm and a bank owned by the Government of Japan. Kioxia’s ownership and capital structure could lead to delays in decision-making, disputes, or changes in strategic direction that could adversely impact Flash Ventures and/or adversely affect our business prospects, results of operations and financial condition. There may exist conflicts of interest between Kioxia’s stakeholders and Flash Ventures or us with respect to, among other things, protecting and growing Flash Ventures’ business, IP and competitively sensitive confidential information.

Flash Ventures requires significant investments by both Kioxia and us for technology transitions, including the transition to 3D NAND, and capacity expansions. In May 2019, Kioxia’s parent company, Kioxia Holdings Corporation (“KHC”, formerly known as Toshiba Memory Holdings Corporation), announced new financing in the amount of 1.2 trillion Japanese yen. KHC’s financing agreements and/or its high level of debt could limit Kioxia’s ability to timely fund or finance investments in Flash Ventures or our joint development efforts, as well as limit Flash Ventures’ ability to enter into lease financings. Availability of lease financings for Flash Ventures could also be limited by our and/or Kioxia’s financial performance. To the extent that lease financings for Flash Ventures are not accessible on favorable terms or at all, more cash would be required to fund investments. If Kioxia does not or we do not provide sufficient resources, or have adequate access to credit, to timely fund investments in Flash Ventures, our investments could be delayed or reduced. Delayed or reduced investment in manufacturing capacity or R&D could harm Flash Ventures’ competitiveness and/or our investment in Flash Ventures. In addition, KHC’s financing arrangements might be secured by Kioxia’s equity interests in Flash Ventures, permitting the lenders to foreclose on those equity interests under certain circumstances.

In May 2019, we entered into definitive agreements with Kioxia regarding a new 3D NAND wafer fabrication facility in Kitakami, Iwate, Japan, known as “K1.” Under the K1 agreement, we agreed to, among other things, fund 50% of K1’s initial production line. Output from the initial production line, which is expected in the first half of calendar year 2020, could be delayed, reduced or otherwise fail to meet our expectations. As K1 is located at a new manufacturing site, K1 could be particularly susceptible to delays and other challenges in the production ramp and yields, qualification of wafers, shipment of samples to customers and customer approval process. Further, although we intend to continue to jointly invest with Kioxia to ramp up manufacturing capacity at K1, there is no certainty as to when, and on what terms, we will do so. If and for so long as our share of the K1 capacity falls below a specified threshold, we will be responsible for bearing fixed costs associated with K1’s operations at that threshold, which could adversely affect our financial results.

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

For additional technology transition risks related to Flash Ventures, see the risk factor entitled “We rely substantially on our business ventures with Kioxia Corporation (“Kioxia”) for the development and supply of flash-based memory, which subjects us to risks and uncertainties that could harm our business, financial condition and operating results.”

Our strategic relationships subject us to risks that could adversely affect our business, financial condition and results of operations.

We have entered into strategic relationships with various partners for future product development, sales growth and the supply of technologies, components, equipment and materials for use in our product design and manufacturing, including our partnership with Kioxia for flash-based memory development and manufacturing. These strategic relationships are subject to various risks that could adversely affect the value of our investments and our results of operations and financial condition. These risks include, but are not limited to, the following:

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

We may incur losses beyond the limits of, or outside the scope of, the coverage of our insurance policies. There can be no assurance that in the future we will be able to maintain existing insurance coverage or that premiums will not increase substantially. Due to market availability, pricing or other reasons, we may elect not to purchase insurance coverage or to purchase only limited coverage. We maintain limited insurance coverage and, in some cases, no coverage at all, for natural disasters and environmental damages, as these types of insurance are sometimes not available or available only at a prohibitive cost. We depend upon Kioxia to obtain and maintain sufficient property, business interruption and other insurance for Flash Ventures. If Kioxia fails to do so, we could suffer significant unreimbursable losses, and such failure could also cause Flash Ventures to breach various financing covenants.

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

Our success depends upon the continued contributions of our key management, staff and skilled employees, many of whom would be extremely difficult to replace. Changes in our key management team can result in loss of continuity, loss of accumulated knowledge, departure of other key employees, disruptions to our operations and inefficiency during transitional periods. Global competition for skilled employees in the technology related industry is intense, and our business success becomes increasingly dependent on our ability to retain our key staff and skilled employees, to implement succession plans for our key management and staff, to attract, integrate and retain new skilled employees, including employees from acquisitions, and to make decisions to realign our business to take advantage of efficiencies or reduce redundancies. Additionally, because a substantial portion of our key employees’ compensation is placed “at risk” and linked to the performance of our business, including through equity compensation, when our operating results are negatively impacted, we may be at a competitive disadvantage for retaining and hiring key management, staff and skilled employees versus other companies that may pay a relatively higher portion of base compensation. If we are unable to hire and retain key management, staff or skilled employees, our operating results would likely be harmed.

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

As of October 4, 2019, our total indebtedness was $10.37 billion in aggregate principal, and we had $2.25 billion of additional borrowing availability under our revolving credit facility.

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

Our credit agreement uses LIBOR as a reference rate for our term loans and revolving credit facility, such that the applicable interest rate may, at our option, be calculated based on LIBOR. In July 2017, the U.K.’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. In April 2018, the Federal Reserve Bank of New York began publishing a Secured Overnight Funding Rate, which is intended to replace U.S. dollar LIBOR. Plans for alternative reference rates for other currencies have also been announced. At this time, we cannot predict how markets will respond to these proposed alternative rates or the effect of any changes to LIBOR or the discontinuation of LIBOR. If LIBOR is no longer available or if our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows. In addition, replacing LIBOR with an alternative reference rate for any of our debt could be a taxable event.

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

Our determination of our tax liability in the U.S. and other jurisdictions is subject to review by applicable domestic and foreign tax authorities. For example, as disclosed in Part I, Item 1, Note 12, Income Tax Expense, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, we are under examination by the Internal Revenue Service for certain fiscal years and in connection with that examination, we received statutory notices of deficiency seeking certain adjustments to income and have filed petitions with the U.S. Tax Court. Although we believe our tax positions are properly supported, the final timing and resolution of any tax examinations are subject to significant uncertainty and could result in litigation or the payment of significant amounts to the applicable tax authority in order to resolve examination of our tax positions, which could result in an increase or decrease of our current estimate of unrecognized tax benefits and may negatively impact our financial position, results of operations or cash flows.

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

During the three months ended October 4, 2019, 43% of our revenue came from sales to our top 10 customers. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, often resulting in the allocation of risk to us as the supplier. Our ability to maintain strong relationships with our principal customers is essential to our future performance. We have experienced and may in the future experience events such as the loss of a key customer, prohibition or restriction of sales to a key customer by law, regulation or other government action, reductions in orders of our products by a key customer, customer requirements to reduce our prices before we are able to reduce costs or the acquisition of a key customer by one of our competitors. These events would likely harm our operating results and financial condition.

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

Flash Ventures sells to and leases back a portion of its equipment from a consortium of financial institutions. Most of the lease obligations are guaranteed 50% by us and 50% by Kioxia. Some of the lease obligations are guaranteed in full by us. As of October 4, 2019, the portion of outstanding obligations covered by our guarantees totaled approximately $1.69 billion, based upon the Japanese yen to U.S. dollar exchange rate at October 4, 2019. The leases are subject to customary covenants and cancellation events that relate to Flash Ventures and each of the guarantors. Cancellation events include, among other things, an assignment of all or a substantial part of a guarantor’s business and acceleration of other monetary debts of Flash Ventures or a guarantor above a specified threshold. If a cancellation event were to occur, Flash Ventures would be required to negotiate a resolution with the other parties to the lease transactions to avoid cancellation and acceleration of the lease obligations. Such resolution could include, among other things, supplementary security to be supplied by us, increased interest rates or waiver fees. If a resolution is not reached, we may be required to pay all of the outstanding lease obligations covered by our guarantees, which would significantly reduce our cash position and may force us to seek additional financing, which may not be available on terms acceptable to us, if at all.

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

We have made and continue to make a number of estimates and assumptions relating to our consolidated financial reporting. The highly technical nature of our products and the rapidly changing market conditions with which we deal means that actual results may differ significantly from our estimates and assumptions. These changes have impacted our financial results in the past and may continue to do so in the future. Key estimates and assumptions for us include:

•	price protection adjustments and other sales promotions and allowances on products sold to retailers, resellers and distributors;

•	inventory adjustments for write-down of inventories to lower of cost or net realizable value;

•	testing of goodwill and other long-lived assets for impairment;

•	accruals for product returns;

•	accruals for litigation and other contingencies;

•	valuation allowances on deferred tax assets;

•	liabilities for unrecognized tax benefits; and

•	provisional estimates related to tax reform.

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

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the quarter ended October 4, 2019.

Issuer Purchases of Equity Securities

There were no repurchases of shares of our common stock during the quarter ended October 4, 2019.

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

10.1	Form of Notice of Grant of Performance Stock Units and Performance Stock Unit Award Agreement - Financial Measures, under the Western Digital Corporation 2017 Performance Incentive Plan†*
10.2	Form of Notice of Grant of Performance Stock Units and Performance Stock Unit Award Agreement - TSR Measure, under the Western Digital Corporation 2017 Performance Incentive Plan†*
10.3	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Award Agreement - Vice President and Above under the Western Digital Corporation 2017 Performance Incentive Plan†*
10.4	Western Digital Corporation Executive Short-Term Incentive Plan, dated August 7, 2019 (supersedes the Western Digital Corporation Incentive Compensation Plan)†*
10.5	Special Advisor Letter Agreement, dated August 7, 2019, to Martin Fink†*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document - formatted in Inline XBRL†
101.SCH	XBRL Taxonomy Extension Schema Document†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

†	Filed with this report.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

**	Furnished with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN DIGITAL CORPORATION

By:	/s/ Robert K. Eulau
Robert K. Eulau
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Dated: November 12, 2019