Form 10-Q
period 2020-01-03
WESTERN DIGITAL CORP
filed 2020-02-11
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 3, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of the close of business on February 4, 2020, 298,931,536 shares of common stock, par value $0.01 per share, were outstanding.

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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning:

•	expectations regarding our Flash Ventures joint venture with Kioxia Corporation, the flash industry and our flash wafer output plans;

•	expectations regarding pricing conditions for flash products;

•	the exit from our Storage Systems business;

•	expectations regarding our product development and technology plans;

•	expectations regarding the outcome of legal proceedings in which we are involved;

•	our quarterly cash dividend policy and share repurchase program;

•	expectations regarding the repatriation of funds from our foreign operations;

•	our beliefs regarding tax benefits and the timing of future payments, if any, relating to the unrecognized tax benefits, and the adequacy of our tax provisions;

•	expectations regarding capital investments and sources of funding for those investments; and

•	our beliefs regarding the sufficiency of our available liquidity to meet our working capital, debt and capital expenditure needs as well as our dividend plans.

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

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	January 3, 2020	June 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$3,137	$3,455
Accounts receivable, net	1,791	1,204
Inventories	3,122	3,283
Other current assets	577	535
Total current assets	8,627	8,477
Property, plant and equipment, net	2,722	2,843
Notes receivable and investments in Flash Ventures	2,321	2,791
Goodwill	10,069	10,076
Other intangible assets, net	1,311	1,711
Other non-current assets	810	472
Total assets	$25,860	$26,370
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,736	$1,567
Accounts payable to related parties	364	331
Accrued expenses	1,559	1,296
Accrued compensation	537	347
Current portion of long-term debt	286	276
Total current liabilities	4,482	3,817
Long-term debt	9,547	10,246
Other liabilities	2,452	2,340
Total liabilities	16,481	16,403
Commitments and contingencies (Notes 9, 10, 12 and 15)
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized — 5 shares; issued and outstanding — none	—	—
Common stock, $0.01 par value; authorized — 450 shares; issued — 312 shares; outstanding — 299 shares and 295 shares, respectively	3	3
Additional paid-in capital	3,731	3,851
Accumulated other comprehensive loss	(110)	(68)
Retained earnings	6,717	7,449
Treasury stock — common shares at cost; 13 shares and 17 shares, respectively	(962)	(1,268)
Total shareholders’ equity	9,379	9,967
Total liabilities and shareholders’ equity	$25,860	$26,370

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	January 3, 2020	December 28, 2018	January 3, 2020	December 28, 2018
Revenue, net	$4,234	$4,233	$8,274	$9,261
Cost of revenue	3,299	3,189	6,581	6,553
Gross profit	935	1,044	1,693	2,708
Operating expenses:
Research and development	578	539	1,152	1,115
Selling, general and administrative	298	309	603	665
Employee termination, asset impairment, and other charges	9	20	17	66
Total operating expenses	885	868	1,772	1,846
Operating income (loss)	50	176	(79)	862
Interest and other income (expense):
Interest income	8	15	20	30
Interest expense	(105)	(118)	(227)	(234)
Other income, net	7	8	9	6
Total interest and other expense, net	(90)	(95)	(198)	(198)
Income (loss) before taxes	(40)	81	(277)	664
Income tax expense	99	568	138	640
Net income (loss)	$(139)	$(487)	$(415)	$24

Income (loss) per common share
Basic	$(0.47)	$(1.68)	$(1.40)	$0.08
Diluted	$(0.47)	$(1.68)	$(1.40)	$0.08
Weighted average shares outstanding:
Basic	298	290	297	291
Diluted	298	290	297	296

Cash dividends declared per share	$0.50	$0.50	$1.00	$1.00

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	January 3, 2020	December 28, 2018	January 3, 2020	December 28, 2018
Net income (loss)	$(139)	$(487)	$(415)	$24
Other comprehensive income (loss), before tax:
Actuarial pension gain	2	1	3	1
Foreign currency translation adjustment	(15)	31	(10)	(6)
Net unrealized gain (loss) on derivative contracts and available-for-sale securities	(6)	7	(39)	6
Total other comprehensive income (loss), before tax	(19)	39	(46)	1
Income tax benefit (expense) related to items of other comprehensive income (loss), before tax	(1)	2	4	3
Other comprehensive income (loss), net of tax	(20)	41	(42)	4
Total comprehensive income (loss)	$(159)	$(446)	$(457)	$28

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	January 3, 2020	December 28, 2018
Cash flows from operating activities
Net income (loss)	$(415)	$24
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	805	952
Stock-based compensation	154	158
Deferred income taxes	(42)	281
Loss (gain) on disposal of assets	(12)	1
Amortization of debt discounts	20	19
Other non-cash operating activities, net	(20)	37
Changes in:
Accounts receivable, net	(587)	482
Inventories	155	(483)
Accounts payable	170	(256)
Accounts payable to related parties	33	51
Accrued expenses	327	254
Accrued compensation	191	(134)
Other assets and liabilities, net	(269)	(212)
Net cash provided by operating activities	510	1,174
Cash flows from investing activities
Purchases of property, plant and equipment	(305)	(500)
Proceeds from the sale of property, plant and equipment	—	3
Acquisitions, net of cash acquired	(22)	—
Purchases of investments	—	(33)
Proceeds from sale of investments	—	13
Proceeds from maturities of investments	—	7
Notes receivable issuances to Flash Ventures	(224)	(508)
Notes receivable proceeds from Flash Ventures	690	312
Strategic investments and other, net	21	(19)
Net cash provided by (used in) investing activities	160	(725)
Cash flows from financing activities
Issuance of stock under employee stock plans	72	61
Taxes paid on vested stock awards under employee stock plans	(54)	(69)
Repurchases of common stock	—	(563)
Dividends paid to shareholders	(296)	(292)
Repayment of debt	(707)	(75)
Repayment of revolving credit facility	—	(500)
Net cash used in financing activities	(985)	(1,438)
Effect of exchange rate changes on cash	(3)	(3)
Net decrease in cash and cash equivalents	(318)	(992)
Cash and cash equivalents, beginning of year	3,455	5,005
Cash and cash equivalents, end of period	$3,137	$4,013
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$181	$264
Cash paid for interest	$206	$216

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 28, 2019	312	$3	(17)	$(1,268)	$3,851	$(68)	$7,449	$9,967
Net loss	—	—	—	—	—	—	(276)	(276)
Adoption of New Accounting Standard	—	—	—	—	—	—	(5)	(5)
Employee stock plans	—	—	3	181	(207)	—	—	(26)
Stock-based compensation	—	—	—	—	77	—	—	77
Dividends to shareholders	—	—	—	—	7	—	(156)	(149)
Actuarial pension gain	—	—	—	—	—	1	—	1
Foreign currency translation adjustment	—	—	—	—	—	4	—	4
Net unrealized loss on derivative contracts	—	—	—	—	—	(27)	—	(27)
Balance at October 4, 2019	312	3	(14)	(1,087)	3,728	(90)	7,012	9,566
Net loss	—	—	—	—	—	—	(139)	(139)
Employee stock plans	—	—	1	125	(81)	—	—	44
Stock-based compensation	—	—	—	—	77	—	—	77
Dividends to shareholders	—	—	—	—	7	—	(156)	(149)
Actuarial pension gain	—	—	—	—	—	1	—	1
Foreign currency translation adjustment	—	—	—	—	—	(13)	—	(13)
Net unrealized loss on derivative contracts	—	—	—	—	—	(8)	—	(8)
Balance at January 3, 2020	312	$3	(13)	$(962)	$3,731	$(110)	$6,717	$9,379

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 29, 2018	312	$3	(16)	$(1,444)	$4,254	$(39)	$8,757	$11,531
Net income	—	—	—	—	—	—	511	511
Adoption of New Accounting Standards	—	—	—	—	—	—	56	56
Employee stock plans	—	—	1	198	(256)	—	—	(58)
Stock-based compensation	—	—		—	79	—	—	79
Repurchases of common stock	—	—	(8)	(563)	—	—	—	(563)
Dividends to shareholders	—	—	—	—	8	—	(152)	(144)
Foreign currency translation adjustment	—	—	—	—	—	(37)	—	(37)
Balance at September 28, 2018	312	3	(23)	(1,809)	4,085	(76)	9,172	11,375
Net loss	—	—	—	—	—	—	(487)	(487)
Employee stock plans	—	—	2	159	(109)	—	—	50
Stock-based compensation	—	—	—	—	79	—	—	79
Dividends to shareholders	—	—	—	—	7	—	(153)	(146)
Actuarial pension gain	—	—	—	—	—	1	—	1
Foreign currency translation adjustment	—	—	—	—	—	29	—	29
Net unrealized gain on derivative contracts	—	—	—	—	—	11	—	11
Balance at December 28, 2018	312	$3	(21)	$(1,650)	$4,062	$(35)	$8,532	$10,912

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

The Company’s broad portfolio of technology and products address the following key end markets: Client Devices; Data Center Devices and Solutions; and Client Solutions. The Company also generates license and royalty revenue from its extensive intellectual property (“IP”), which is included in each of these three end market categories.

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

Accounting Pronouncements Recently Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 supersedes ASC 840 “Leases”. The amendments in this update require, among other things, that lessees recognize the following for all leases (unless a policy election is made by class of underlying asset to exclude short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or the direct use of, a specified asset for the lease term. The FASB issued ASU 2018-11 on July 30, 2018, which allows entities to apply the provisions of ASC 842 at the effective date without adjusting comparative periods. The Company adopted this standard effective June 29, 2019, the first day of the fiscal year ending July 3, 2020, and has elected the transition method provided in ASU 2018-11 to apply Topic 842 as of the date of adoption without adjusting comparative periods. The Company has elected the package of practical expedients and did not reassess prior conclusions including (a) whether its contracts are or contain a lease, (b) lease classification and (c) capitalization of initial direct costs. The adoption of Topic 842 resulted in an increase in lease assets and a corresponding increase in lease liabilities on the Condensed Consolidated Balance Sheet of $221 million as of June 29, 2019. The cumulative effect of adopting Topic 842 also included an after-tax decrease to opening retained earnings of $5 million as of June 29, 2019, which was primarily related to previously recorded sublease proceed assumptions on lease exit liabilities for which there was no expected future economic benefit at transition. See Note 10, Leases and Other Commitments, for additional disclosures related to this standard.

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

Contract assets represent the Company’s rights to consideration where performance obligations are completed but the customer payments are not due until another performance obligation is satisfied. The Company did not have any contract assets as of either January 3, 2020 or June 28, 2019.

The Company incurs sales commissions and other direct incremental costs to obtain sales contracts. The Company has applied the practical expedient to recognize the direct incremental costs of obtaining contracts as an expense when incurred if the amortization period is expected to be one year or less or the amount is not material, with these costs charged to Selling, general and administrative expenses. Direct incremental costs to obtain contracts that have an expected benefit of greater than one year are amortized over the period of expected cash flows from the related contracts, and the amortization expense is recorded as a reduction to revenue. Total capitalized contract costs as of January 3, 2020 and June 28, 2019 as well as the related amortization for the three and six months ended January 3, 2020 and December 28, 2018 were not material.

Contract liabilities relate to customers’ payments in advance of performance under the contract and primarily relate to remaining performance obligations under support and maintenance contracts. As of January 3, 2020 and June 28, 2019, contract liabilities were not material.

The Company applies the practical expedients and does not disclose transaction price allocated to the remaining performance obligations for (i) arrangements that have an original expected duration of one year or less, which mainly consist of the support and maintenance contracts, and (ii) variable consideration amounts for sale-based or usage-based royalties for IP license arrangements, which typically range longer than one year. Remaining performance obligations are mainly attributed to right-to-access patent license arrangements and customer support and service contracts which will be recognized over the remaining contract period. The transaction price allocated to the remaining performance obligations as of January 3, 2020 was $140 million, which is mainly attributable to the functional IP license and service arrangements. The Company expects to recognize this amount as revenue as follows: $24 million during the remainder of fiscal 2020, $43 million in fiscal 2021, $40 million in fiscal 2022 and $33 million thereafter.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s disaggregated revenue information is as follows:

	Three Months Ended		Six Months Ended
	January 3, 2020	December 28, 2018	January 3, 2020	December 28, 2018
	(in millions)
Revenue by Product
Hard disk drives (“HDD”)	$2,396	$2,060	$4,804	$4,554
Flash-based	1,838	2,173	3,470	4,707
Total Revenue	$4,234	$4,233	$8,274	$9,261

Revenue by End Market
Client Devices	$1,797	$2,214	$3,413	$4,864
Data Center Devices & Solutions	1,489	1,074	3,021	2,520
Client Solutions	948	945	1,840	1,877
Total Revenue	$4,234	$4,233	$8,274	$9,261

Revenue by Geography
Americas	$1,296	$1,015	$2,609	$2,296
Europe, Middle East and Africa	811	817	1,590	1,701
Asia	2,127	2,401	4,075	5,264
Total Revenue	$4,234	$4,233	$8,274	$9,261

The Company’s top 10 customers accounted for 44% and 43% of its net revenue for the three and six months ended January 3, 2020, respectively, and 47% of its net revenue for both the three and six months ended December 28, 2018. For the three and six months ended January 3, 2020 and December 28, 2018, no single customer accounted for 10% or more of the Company’s net revenue.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Supplemental Financial Statement Data

Accounts receivable, net

From time to time, in connection with factoring agreements, the Company sells trade accounts receivable without recourse to third party purchasers in exchange for cash. During the six months ended January 3, 2020 and December 28, 2018, the Company sold trade accounts receivable and received cash proceeds of $198 million and $370 million, respectively. The discounts on the trade accounts receivable sold during the periods were not material and were recorded within Other income, net in the Condensed Consolidated Statements of Operations. As of January 3, 2020 and June 28, 2019, the amount of factored receivables that remained outstanding was $113 million and $318 million, respectively.

Inventories

	January 3, 2020	June 28, 2019
	(in millions)
Inventories:
Raw materials and component parts	$1,334	$1,142
Work-in-process	847	968
Finished goods	941	1,173
Total inventories	$3,122	$3,283

Property, plant and equipment, net

	January 3, 2020	June 28, 2019
	(in millions)
Property, plant and equipment:
Land	$294	$294
Buildings and improvements	1,806	1,743
Machinery and equipment	7,171	7,267
Computer equipment and software	447	441
Furniture and fixtures	55	56
Construction-in-process	184	202
Property, plant and equipment, gross	9,957	10,003
Accumulated depreciation	(7,235)	(7,160)
Property, plant and equipment, net	$2,722	$2,843

Goodwill

Carrying Amount
(in millions)
Balance at June 28, 2019	$10,076
Goodwill recorded in connection with an acquisition	14
Reduction in goodwill in connection with disposition of business	(20)
Foreign currency translation adjustment	(1)
Balance at January 3, 2020	$10,069

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition

On September 10, 2019, the Company acquired substantially all the assets of Kazan Networks, Inc., an innovator in high-performance networking and non-volatile memory express over fabrics technology ("NVMe-oF"), and an industry leader in application-specific integrated circuit and adapter solutions to connect storage platforms and systems over ethernet fabrics. The purchase price of this acquisition was $22 million in cash, with net assets acquired primarily consisting of in-process research and development (“IPR&D”) of $8 million and $14 million allocated to Goodwill. Goodwill is primarily attributable to the benefits the Company expects to derive from diversifying product offerings in its Data Center Devices and Solutions and Client Solutions end markets as well as the acquired workforce. The expenses incurred by the Company related to the acquisition as well as the revenues and earnings related to the acquisition were not material to the Condensed Consolidated Financial Statements.

Dispositions

In September 2019, the Company announced the sale of its IntelliFlash business and intention to exit Storage Systems, which consists of IntelliFlash and ActiveScale. These actions will allow the Company to redirect investments to other high value priorities. In November 2019, the Company completed its sale of IntelliFlash for a price of $28 million, to be collected over the next three years. The sale of the IntelliFlash business included an immaterial amount of inventory, other tangible and intangible assets, and goodwill and resulted in a gain of approximately $17 million recorded in Employee termination, asset impairment, and other charges in the Condensed Consolidated Statements of Operations for both the three and six months ended January 3, 2020. Additionally, in February 2020, the Company entered into an agreement for the sale of ActiveScale. The net assets sold and the proceeds from the sale of ActiveScale were not material. The revenues and expenses related to these businesses were not material to the Condensed Consolidated Financial Statements and did not qualify to be reported as discontinued operations. The operating results of these businesses have and will be reflected in the Company’s results from continuing operations in the Condensed Consolidated Statements of Operations for all periods presented through the date of disposition.

Intangible assets

	January 3, 2020	June 28, 2019
	(in millions)
Finite-lived intangible assets	$5,798	$5,824
In-process research and development	80	72
Accumulated amortization	(4,567)	(4,185)
Intangible assets, net	$1,311	$1,711

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product warranty liability

Changes in the warranty accrual were as follows:

	Three Months Ended		Six Months Ended
	January 3, 2020	December 28, 2018	January 3, 2020	December 28, 2018
	(in millions)
Warranty accrual, beginning of period	$357	$323	$350	$318
Charges to operations	50	47	99	81
Utilization	(35)	(42)	(83)	(68)
Changes in estimate related to pre-existing warranties	6	9	12	6
Warranty accrual, end of period	$378	$337	$378	$337

The current portion of the warranty accrual is classified in Accrued expenses and the long-term portion is classified in Other liabilities as noted below:

	January 3, 2020	June 28, 2019
	(in millions)
Warranty accrual
Current portion (included in Accrued expenses)	$193	$188
Long-term portion (included in Other liabilities)	185	162
Total warranty accrual	$378	$350

Other liabilities

	January 3, 2020	June 28, 2019
	(in millions)
Other liabilities:
Non-current net tax payable	$839	$928
Payables related to unrecognized tax benefits	708	699
Other non-current liabilities	905	713
Total other liabilities	$2,452	$2,340

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated other comprehensive income (loss)

Other comprehensive income (loss) (“OCI”), net of tax refers to expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income. The following table illustrates the changes in the balances of each component of Accumulated other comprehensive income (loss) (“AOCI”):

	Actuarial Pension Gains (Losses)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivative Contracts	Total Accumulated Comprehensive Income (Loss)
	(in millions)
Balance at June 28, 2019	$(53)	$4	$(19)	$(68)
Other comprehensive income (loss) before reclassifications	3	(10)	(20)	(27)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(19)	(19)
Income tax benefit (expense) related to items of other comprehensive income (loss)	(1)	1	4	4
Net current-period other comprehensive income (loss)	2	(9)	(35)	(42)
Balance at January 3, 2020	$(51)	$(5)	$(54)	$(110)

During the three and six months ended January 3, 2020 and December 28, 2018, the amounts reclassified out of AOCI related to derivative contracts were not material and substantially all were charged to Cost of revenue in the Condensed Consolidated Statements of Operations.

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

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of January 3, 2020 and June 28, 2019, and indicate the fair value hierarchy of the valuation techniques utilized to determine such values:

	January 3, 2020
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents - Money market funds	$1,051	$—	$—	$1,051
Foreign exchange contracts	—	31	—	31
Total assets at fair value	$1,051	$31	$—	$1,082
Liabilities:
Foreign exchange contracts	$—	$14	$—	$14
Interest rate swap contract	—	69	—	69
Total liabilities at fair value	$—	$83	$—	$83

	June 28, 2019
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents:
Money market funds	$1,388	$—	$—	$1,388
Certificates of deposit	—	17	—	17
Total cash equivalents	1,388	17	—	1,405
Foreign exchange contracts	—	44	—	44
Interest rate swap contracts	—	2	—	2
Total assets at fair value	$1,388	$63	$—	$1,451
Liabilities:
Foreign exchange contracts	$—	$40	$—	$40
Interest rate swap contract	—	65	—	65
Total liabilities at fair value	$—	$105	$—	$105

During the three and six months ended January 3, 2020, the Company had no transfers of financial assets and liabilities between levels and there were no changes in valuation techniques and the inputs used in the fair value measurement.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments Not Carried at Fair Value

The carrying value of the Company’s revolving credit facility approximates its fair value given the revolving nature of the balance and the variable market interest rate. For financial instruments where the carrying value (which includes principal adjusted for any unamortized issuance costs, and discounts or premiums) differs from fair value (which is based on quoted market prices), the following table represents the related carrying value and fair value for each of the Company’s outstanding financial instruments. Each of the financial instruments presented below was categorized as Level 2 for all periods presented, based on the frequency of trading immediately prior to the end of the second quarter of 2020 and the fourth quarter of 2019, respectively.

	January 3, 2020		June 28, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
0.50% convertible senior notes due 2020	$33	$33	$33	$31
Variable interest rate Term Loan A-1 maturing 2023	4,700	4,720	4,824	4,780
Variable interest rate U.S. Term Loan B-4 maturing 2023	1,843	1,857	2,424	2,370
1.50% convertible notes due 2024	973	1,085	958	986
4.75% senior unsecured notes due 2026	2,284	2,419	2,283	2,263
Total	$9,833	$10,115	$10,522	$10,430

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Derivative Instruments and Hedging Activities

As of January 3, 2020, the Company had outstanding foreign exchange forward contracts that were designated as either cash flow hedges or non-designated hedges. Substantially all of the contract maturity dates of these foreign exchange forward contracts do not exceed 12 months. In addition, the Company had outstanding pay-fixed interest rate swaps that were designated as cash flow hedges of variable rate interest payments on a portion of its term loans through February 2023.

As of January 3, 2020, the amount of existing net losses related to cash flow hedges recorded in AOCI included $51 million related to the Company’s interest rate swaps that is expected to be reclassified to earnings after twelve months. In addition, as of January 3, 2020, the Company did not have any foreign exchange forward contracts with credit-risk-related contingent features.

Changes in fair values of the non-designated foreign exchange contracts are recognized in Other income, net and are largely offset by corresponding changes in the fair values of the foreign currency denominated monetary assets and liabilities. For each of the three and six months ended January 3, 2020 and December 28, 2018, total net realized and unrealized transaction and foreign exchange contract currency gains and losses were not material to the Company’s Condensed Consolidated Financial Statements.

Netting Arrangements

Under certain provisions and conditions within agreements with counterparties to the Company’s foreign exchange forward contracts, subject to applicable requirements, the Company has the right of offset associated with the Company’s foreign exchange forward contracts and is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. As of January 3, 2020 and June 28, 2019, the effect of rights of offset was not material and the Company did not offset or net the fair value amounts of derivative instruments in its Condensed Consolidated Balance Sheets.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Debt

Debt consisted of the following as of January 3, 2020 and June 28, 2019:

	January 3, 2020	June 28, 2019
	(in millions)
0.50% convertible senior notes due 2020	$35	$35
Variable interest rate Term Loan A-1 maturing 2023	4,708	4,834
Variable interest rate U.S. Term Loan B-4 maturing 2023	1,843	2,425
1.50% convertible notes due 2024	1,100	1,100
4.75% senior unsecured notes due 2026	2,300	2,300
Total debt	9,986	10,694
Issuance costs and debt discounts	(153)	(172)
Subtotal	9,833	10,522
Less current portion of long-term debt	(286)	(276)
Long-term debt	$9,547	$10,246

The credit agreement governing the revolving credit facility and Term Loan A-1 requires the Company to comply with certain financial covenants, consisting of a leverage ratio and an interest coverage ratio. As of January 3, 2020, the Company was in compliance with these financial covenants.

On October 4, 2019 and January 3, 2020, the Company made voluntary prepayments of $250 million and $325 million, respectively, on its U.S. Term Loan B-4, which were applied toward the remaining scheduled amortization and the remainder towards the principal due at maturity. As of January 3, 2020, there are no longer any scheduled amortization payments due under the U.S. Term Loan B-4 prior to its maturity on April 29, 2023. On January 31, 2020, the Company made an incremental voluntary prepayment of $150 million on its Term Loan B-4.

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

Obligations and Funded Status

The following table presents the unfunded status of the benefit obligations for the Japanese Plan:

	January 3, 2020	June 28, 2019
	(in millions)
Benefit obligation at end of period	$278	$280
Fair value of plan assets at end of period	210	208
Unfunded status	$68	$72

The following table presents the unfunded amounts related to the Japanese Plan as recognized on the Company’s Condensed Consolidated Balance Sheets:

	January 3, 2020	June 28, 2019
	(in millions)
Current liabilities	$1	$1
Non-current liabilities	67	71
Net amount recognized	$68	$72

Net periodic benefit costs were not material for either the three or six months ended January 3, 2020.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Related Parties and Related Commitments and Contingencies

Flash Ventures

The Company’s business ventures with Kioxia Corporation (“Kioxia”) consist of three separate legal entities: Flash Partners Ltd. (“Flash Partners”), Flash Alliance Ltd. (“Flash Alliance”), and Flash Forward Ltd. (“Flash Forward”), collectively referred to as “Flash Ventures”.

The following table presents the notes receivable from, and equity investments in, Flash Ventures as of January 3, 2020 and June 28, 2019:

	January 3, 2020	June 28, 2019
	(in millions)
Notes receivable, Flash Partners	$412	$551
Notes receivable, Flash Alliance	625	878
Notes receivable, Flash Forward	663	743
Investment in Flash Partners	200	200
Investment in Flash Alliance	297	296
Investment in Flash Forward	124	123
Total notes receivable and investments in Flash Ventures	$2,321	$2,791

During the three and six months ended January 3, 2020 and during the three and six months ended December 28, 2018, the Company made net payments to Flash Ventures of $648 million and $1.33 billion, and $1.12 billion and $1.86 billion respectively, for purchased flash-based memory wafers and net loans and investments.

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

As of January 3, 2020 and June 28, 2019, the Company had Accounts payable balances due to Flash Ventures of $364 million and $331 million, respectively.

The Company’s maximum reasonably estimable loss exposure (excluding lost profits) as a result of its involvement with Flash Ventures, based upon the Japanese yen to U.S. dollar exchange rate at January 3, 2020, is presented below. Investments in Flash Ventures are denominated in Japanese yen, and the maximum estimable loss exposure excludes any cumulative translation adjustment due to revaluation from the Japanese yen to the U.S. dollar.

January 3, 2020

Notes receivable	$1,700
Equity investments	621
Operating lease guarantees	1,746
Inventory and prepayments	462
Maximum estimable loss exposure	$4,529

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is obligated to pay for variable costs incurred in producing its share of Flash Ventures’ flash-based memory wafer supply, based on its three-month forecast, which generally equals 50% of Flash Ventures’ output. In addition, the Company is obligated to pay for half of Flash Ventures’ fixed costs regardless of the output the Company chooses to purchase. The Company is not able to estimate its total wafer purchase commitment obligation beyond its rolling three-month purchase commitment because the price is determined by reference to the future cost of producing the semiconductor wafers. In addition, the Company is committed to fund 49.9% to 50.0% of each Flash Ventures entity’s capital investments to the extent that each Flash Ventures entity’s operating cash flow is insufficient to fund these investments.

In June 2019, an unexpected power outage incident occurred at the flash-based memory manufacturing facilities operated by Flash Ventures in Yokkaichi, Japan. The power outage incident impacted the facilities and process tools and resulted in the damage of flash wafers in production and a reduction in the Company’s flash wafer availability. As a result of this incident, the Company incurred charges of $68 million in its fiscal 2020, all incurred in the three months ended October 4, 2019, which were recorded in Cost of revenue and primarily consisted of unabsorbed manufacturing overhead costs. The Company is pursuing recovery of its losses associated with this event; however, the amount of any recovery cannot be estimated at this time.

In May 2019, the Company entered into additional agreements with Kioxia to extend Flash Ventures to a new wafer fabrication facility, known as “K1,” located in Kitakami, Japan. The primary purpose of K1 is to provide clean room space to continue the transition of existing flash-based wafer capacity to newer technology nodes. Output from the initial production line at K1 began in the second half of fiscal year 2020, although meaningful output from K1 is not expected to begin until the first half of fiscal year 2021. The Company’s share of the initial commitment for K1 will result in equipment investments, relocation and other start-up costs which are expected to be incurred primarily through the second half of fiscal year 2020. The Company also agreed to prepay an aggregate of approximately $360 million over a 3-year period beginning in the first half of fiscal year 2020 toward K1 building depreciation, to be credited against future wafer charges. As of January 3, 2020, remaining committed prepayments totaled $265 million.

Inventory Purchase Commitments with Flash Ventures. Purchase orders placed under Flash Ventures for up to three months are binding and cannot be canceled.

Research and Development Activities. The Company participates in common Research and development (“R&D”) activities with Kioxia and is contractually committed to a minimum funding level. R&D commitments are immaterial to the Condensed Consolidated Financial Statements.

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

The following table presents the Company’s portion of the remaining guarantee obligations under the Flash Ventures’ lease facilities in both Japanese yen and U.S. dollar-equivalent, based upon the Japanese yen to U.S. dollar exchange rate as of January 3, 2020.

	Lease Amounts
	(Japanese yen, in billions)	(U.S. dollar, in millions)
Total guarantee obligations	¥189	$1,746

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the end of the term of the Flash Ventures lease agreements, in annual installments as of January 3, 2020 in U.S. dollars, based upon the Japanese yen to U.S. dollar exchange rate as of January 3, 2020:

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
	(in millions)
Remaining six months of 2020	$239	$35	$274
2021	406	108	514
2022	323	49	372
2023	215	67	282
2024	98	120	218
Thereafter	12	74	86
Total guarantee obligations	$1,293	$453	$1,746

The Company and Kioxia have agreed to mutually contribute to, and indemnify each other and Flash Ventures for, environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances. The Company has not made any indemnification payments, nor recorded any indemnification receivables, under any such agreements. As of January 3, 2020, no amounts have been accrued in the Condensed Consolidated Financial Statements with respect to these indemnification agreements.

Unis Venture

The Company has a joint venture with Unisplendour Corporation Limited and Unissoft (Wuxi) Group Co. Ltd. (“Unis”), referred to as the “Unis Venture”, to market and sell the Company’s products in China and to develop data storage systems for the Chinese market in the future. The Unis Venture is 49% owned by the Company and 51% owned by Unis. The Company accounts for its investment in the Unis Venture under the equity method of accounting. Revenue on products distributed by the Unis Venture is recognized upon sell through to third-party customers. For both the three and six months ended January 3, 2020 and December 28, 2018, the Company recognized approximately 1% of its consolidated revenue on products distributed by the Unis Venture. The outstanding accounts receivable due from and investment in the Unis Venture were not material to the Condensed Consolidated Financial Statements as of January 3, 2020 or June 28, 2019.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Leases and Other Commitments

Leases

The Company leases certain domestic and international facilities and data center space under long-term, non-cancelable operating leases that expire at various dates through 2034. These leases include no material variable or contingent lease payments. Operating lease assets and liabilities are recognized based on the present value of the remaining lease payments discounted using the Company’s incremental borrowing rate. Operating lease assets also include prepaid lease payments minus any lease incentives. Extension or termination options present in the Company’s lease agreements are included in determining the right-of-use asset and lease liability when it is reasonably certain the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. The following table summarizes supplemental balance sheet information related to operating leases as of January 3, 2020:

Lease Amounts
Minimum lease payments by fiscal year:	(in millions)
Remaining six months of 2020	$26
2021	45
2022	30
2023	25
2024	27
Thereafter	168
Total future minimum lease payments	321
Less: Imputed Interest	(63)
Present value of lease liabilities	258
Less: Current portion (included in Accrued expenses)	41
Long-term operating lease liabilities (included in Other liabilities)	$217

Operating lease right-of-use assets (included in Other non-current assets)	$242

Weighted average remaining lease term in years	9.4
Weighted average discount rate	4.2%

The following table summarizes supplemental disclosures of operating cost and cash flow information related to operating leases for the three and six months ended January 3, 2020:

	Three Months Ended	Six Months Ended
	January 3, 2020	January 3, 2020
	(in millions)
Cost of operating leases	$18	$30
Cash paid for operating leases	13	29
Operating lease assets obtained in exchange for operating lease liabilities	1	50

Purchase Agreements and Other Commitments

In the normal course of business, the Company enters into purchase orders with suppliers for the purchase of components used to manufacture its products. These purchase orders generally cover forecasted component supplies needed for production during the next quarter, are recorded as a liability upon receipt of the components, and generally may be changed or canceled at any time prior to shipment of the components. The Company also enters into long-term agreements with suppliers that contain fixed future commitments, which are contingent on certain conditions such as performance, quality and technology of the vendor’s components. As of January 3, 2020, the Company had the following minimum long-term commitments:

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term commitments
(in millions)
Fiscal year:
Remaining six months of 2020	$123
2021	304
2022	390
2023	407
2024	180
Thereafter	338
Total	$1,742

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Shareholders’ Equity

Stock-based Compensation Expense

The following tables present the Company’s stock-based compensation for equity-settled awards by type and financial statement line as well as the related tax benefit included in the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	January 3, 2020	December 28, 2018	January 3, 2020	December 28, 2018
	(in millions)
Options	$2	$4	$4	$9
Restricted and performance stock units	70	70	136	137
Employee stock purchase plan	5	5	14	12
Total	$77	$79	$154	$158

	Three Months Ended		Six Months Ended
	January 3, 2020	December 28, 2018	January 3, 2020	December 28, 2018
	(in millions)
Cost of revenue	$13	$13	$25	$24
Research and development	41	42	82	81
Selling, general and administrative	23	24	47	53
Subtotal	77	79	154	158
Tax benefit	(11)	(14)	(23)	(25)
Total	$66	$65	$131	$133

Windfall tax benefits related to the vesting and exercise of stock-based awards, which are recognized as a component of the Company’s Income tax expense, were immaterial for the periods presented.

Compensation cost related to unvested stock options, restricted stock units (“RSUs”), performance-based stock units (“PSUs”), and rights to purchase shares of common stock under the Company’s Employee Stock Purchase Plan (“ESPP”) will generally be amortized on a straight-line basis over the remaining average service period. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of January 3, 2020:

	Unamortized Compensation Costs	Weighted Average Service Period
	(in millions)	(years)
Options	$3	0.6
RSUs and PSUs (1)	640	2.7
ESPP	50	1.4
Total unamortized compensation cost	$693

(1)	Weighted average service period assumes the performance metrics are met for the PSUs.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Activities

Stock Options

The following table summarizes stock option activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Options outstanding at June 28, 2019	3.9	$65.72
Exercised	(0.6)	43.48		$8
Canceled or expired	(0.3)	93.23
Options outstanding at January 3, 2020	3.0	67.85	2.6	$28
Exercisable at January 3, 2020	2.7	70.60	2.5	$22

RSUs and PSUs

The following table summarizes RSU and PSU activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value at Vest Date
	(in millions)		(in millions)
RSUs and PSUs outstanding at June 28, 2019	11.6	$62.07
Granted	5.8	58.13
Vested	(3.3)	63.15	$186
Forfeited	(0.8)	63.37
RSUs and PSUs outstanding at January 3, 2020	13.3	60.88

RSUs and PSUs are generally settled in an equal number of shares of the Company’s common stock at the time of vesting of the units.

Stock Repurchase Program

The Company’s Board of Directors has authorized a stock repurchase program for the repurchase of up to $5.00 billion of the Company’s common stock, which authorization is effective through July 25, 2023. For the six months ended January 3, 2020, the Company did not make any stock repurchases. The remaining amount available to be repurchased under the Company’s current stock repurchase program as of January 3, 2020 was $4.50 billion. Repurchases under the stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Company expects stock repurchases to be funded principally by operating cash flows.

Dividends to Shareholders

Since the first quarter of 2013, the Company has issued a quarterly cash dividend. During the six months ended January 3, 2020, the Company declared aggregate cash dividends of $1.00 per share on its outstanding common stock totaling $298 million, of which $149 million was paid on January 21, 2020. The Company may modify, suspend or cancel its cash dividend policy in any manner and at any time.

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

The following table presents the Company’s Income tax expense and the effective tax rate:

	Three Months Ended		Six Months Ended
	January 3, 2020	December 28, 2018	January 3, 2020	December 28, 2018
	(in millions)
Income (loss) before taxes	$(40)	$81	$(277)	$664
Income tax expense	99	568	138	640
Effective tax rate	(248)%	701%	(50)%	96%

The primary drivers of the difference between the effective tax rate for the three and six months ended January 3, 2020 and the U.S. Federal statutory rate of 21% are the relative mix of earnings and losses by jurisdiction, the deduction for foreign derived intangible income, credits and tax holidays in Malaysia, Philippines and Thailand that will expire at various dates during fiscal years 2020 through 2030. In addition, the effective tax rate for the six months ended January 3, 2020 includes the discrete effect of a de-recognition of $33 million for certain deferred tax assets associated with the Company’s creditable foreign withholding taxes due to the issuance of final regulatory guidance. The regulatory guidance does not preclude the Company from potentially claiming these creditable taxes as a period benefit when paid.

The primary drivers of the difference between the effective tax rate for the three and six months ended December 28, 2018 and the U.S. Federal statutory rate of 21% is the discrete effect of the finalization of the accounting for the tax effects of the enactment of the 2017 Act. For the three months ended December 28, 2018, these discrete effects consist of $230 million related to the mandatory deemed repatriation tax and $134 million related to the Company’s decision to change its indefinite reinvestment assertion. For the six months ended December 28, 2018, these discrete effects consist of $178 million related to the mandatory deemed repatriation tax and $144 million related to the Company’s decision to change its indefinite reinvestment assertion. For both periods, the remaining difference is attributable primarily to the changes in the relative mix of our U.S. earnings compared to foreign earnings.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The IRS previously completed its field examination of the Company’s federal income tax returns for fiscal years 2008 through 2012 and proposed certain adjustments. As previously disclosed, the Company received Revenue Agent Reports from the IRS for fiscal years 2008 through 2009, proposing adjustments relating to transfer pricing with the Company’s foreign subsidiaries and intercompany payable balances. The Company disagrees with the proposed adjustments and in September 2015, filed a protest with the IRS Appeals Office and received the IRS rebuttal in July 2016. The Company and the IRS Appeals Office did not reach a settlement on the disputed matters. On June 28, 2018, the IRS issued a statutory notice of deficiency with respect to the disputed matters for fiscal years 2008 through 2009, seeking to increase the Company’s U.S. taxable income by an amount that would result in additional federal tax through fiscal year 2009 totaling approximately $516 million, subject to interest. The Company filed a petition with the U.S. Tax Court in September 2018. On December 10, 2018, the IRS issued a statutory notice of deficiency with respect to fiscal years 2010 through 2012, seeking to increase the Company’s U.S. taxable income by an amount that would result in additional federal tax for fiscal years 2010 through 2012 totaling approximately $549 million, subject to interest. Approximately $535 million of the total additional federal tax for fiscal years 2010 through 2012 relates to proposed adjustments for transfer pricing with the Company’s foreign subsidiaries, intercompany payable balances and the utilization of certain tax attributes. The Company filed a petition with the U.S. Tax Court in March 2019. The U.S. Tax Court consolidated the case for fiscal years 2008 through 2009 with the case for fiscal years 2010 through 2012. The Company believes that its tax positions are properly supported and will vigorously contest the position taken by the IRS.

The Company believes that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. If any issues addressed in the Company’s tax examinations are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of January 3, 2020, it was not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of the Company’s liability for unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of the Company’s tax returns.

As of January 3, 2020, the liability for unrecognized tax benefits (excluding accrued interest and penalties) was approximately $696 million. Accrued interest and penalties related to unrecognized tax benefits as of January 3, 2020 was approximately $131 million. Of these amounts, approximately $708 million could result in potential cash payments. The Company is not able to provide a reasonable estimate of the timing of future tax payments related to these obligations.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Net Income (Loss) Per Common Share

The following table presents the computation of basic and diluted income (loss) per common share:

	Three Months Ended		Six Months Ended
	January 3, 2020	December 28, 2018	January 3, 2020	December 28, 2018
	(in millions, except per share data)
Net income (loss)	$(139)	$(487)	$(415)	$24
Weighted average shares outstanding:
Basic	298	290	297	291
Employee stock options, RSUs, PSUs and ESPP	—	—	—	5
Diluted	298	290	297	296
Income (loss) per common share
Basic	$(0.47)	$(1.68)	$(1.40)	$0.08
Diluted	$(0.47)	$(1.68)	$(1.40)	$0.08
Anti-dilutive potential common shares excluded	15	19	15	8

The Company computes basic income (loss) per common share using Net income (loss) and the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is computed using Net income (loss) and the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include dilutive outstanding employee stock options, RSUs and PSUs, and rights to purchase shares of common stock under the Company’s ESPP. For the six months ended December 28, 2018, the Company excluded common shares subject to outstanding equity awards from the calculation of diluted shares because their impact would have been anti-dilutive based on the Company’s average stock price during the period. For the three and six months ended January 3, 2020, and the three months ended December 28, 2018, the Company recorded net losses, and all shares subject to outstanding equity awards have been excluded for those periods because including them would be anti-dilutive.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Employee Termination, Asset Impairment and Other Charges

The Company recorded the following charges related to employee terminations benefits, asset impairment, and other charges:

	Three Months Ended		Six Months Ended
	January 3, 2020	December 28, 2018	January 3, 2020	December 28, 2018
	(in millions)
Employee termination and other charges:
Closure of Foreign Manufacturing Facilities	$—	$7	$4	$11
Business Realignment	26	13	30	55
Total employee termination and other charges	26	20	34	66
Gain on disposition of assets:
Business Realignment	(17)	—	(17)	—
Total gain on disposition of assets	(17)	—	(17)	—
Total employee termination, asset impairment, and other charges	$9	$20	$17	$66

Closure of Foreign Manufacturing Facilities

In July 2018, the Company announced the closing of its HDD manufacturing facility in Kuala Lumpur, Malaysia, in order to reduce its manufacturing costs and consolidate HDD operations into Thailand. The Company substantially completed the closure in fiscal year 2019.

The following table presents an analysis of the components of the restructuring charges, payments and adjustments made against the reserve during the six months ended January 3, 2020:

	Employee Termination Benefits	Contract Termination and Other	Total
	(in millions)
Accrual balance at June 28, 2019	$30	$2	$32
Charges	2	2	4
Cash payments	(21)	(4)	(25)
Accrual balance at January 3, 2020	$11	$—	$11

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Realignment

The Company periodically incurs charges as part of the integration process of recent acquisitions and to realign its operations with anticipated market demand, primarily consisting of organization rationalization designed to streamline its business, reduce its cost structure and focus its resources. In addition to the amounts recognized under Business Realignment as presented above, the Company recognized $5 million of accelerated depreciation on facility assets in Cost of revenue and Operating expenses in the Condensed Consolidated Statements of Operations for the six months ended January 3, 2020.

The following table presents an analysis of the components of the activity against the reserve during the six months ended January 3, 2020:

	Employee Termination Benefits	Contract Termination and Other	Total
	(in millions)
Accrual balance at June 28, 2019	$37	$8	$45
Charges	26	4	30
Cash payments	(35)	(11)	(46)
Accrual balance at January 3, 2020	$28	$1	$29

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Legal Proceedings

Tax

For disclosures regarding statutory notices of deficiency issued by the IRS on June 28, 2018 and December 10, 2018, and petitions filed by the Company with the U.S. Tax Court in September 2018 and March 2019, see Note 12, Income Tax Expense.

Other Matters

In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims. Although the ultimate aggregate amount of probable monetary liability or financial impact with respect to these other matters is subject to many uncertainties, management believes that any monetary liability or financial impact to the Company from these matters, individually and in the aggregate, would not be material to the Company’s financial condition, results of operations or cash flows. However, any monetary liability and financial impact to the Company from these matters could differ materially from the Company’s expectations.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet
As of January 3, 2020

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$11	$786	$2,340	$—	$3,137
Accounts receivable, net	—	1,172	619	—	1,791
Intercompany receivables	2,617	7,840	2,839	(13,296)	—
Inventories	—	716	2,472	(66)	3,122
Loans due from consolidated affiliates	—	—	258	(258)	—
Other current assets	—	364	213	—	577
Total current assets	2,628	10,878	8,741	(13,620)	8,627
Property, plant and equipment, net	—	820	1,902	—	2,722
Notes receivable and investments in Flash Ventures	—	—	2,321	—	2,321
Goodwill	—	374	9,695	—	10,069
Other intangible assets, net	—	10	1,301	—	1,311
Investments in consolidated subsidiaries	20,637	15,471	—	(36,108)	—
Loans due from consolidated affiliates	—	1,626	—	(1,626)	—
Other non-current assets	56	255	499	—	810
Total assets	$23,321	$29,434	$24,459	$(51,354)	$25,860

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$153	$1,583	$—	$1,736
Accounts payable to related parties	—	364	—	—	364
Intercompany payables	2,285	4,953	6,058	(13,296)	—
Accrued expenses	206	837	516	—	1,559
Accrued compensation	—	356	181	—	537
Loans due to consolidated affiliates	—	258	—	(258)	—
Current portion of long-term debt	251	—	35	—	286
Total current liabilities	2,742	6,921	8,373	(13,554)	4,482
Long-term debt	9,547	—	—	—	9,547
Loans due to consolidated affiliates	1,603	—	23	(1,626)	—
Other liabilities	50	1,843	559	—	2,452
Total liabilities	13,942	8,764	8,955	(15,180)	16,481
Total shareholders’ equity	9,379	20,670	15,504	(36,174)	9,379
Total liabilities and shareholders’ equity	$23,321	$29,434	$24,459	$(51,354)	$25,860

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations
For the three months ended January 3, 2020

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Revenue, net	$—	$3,304	$4,041	$(3,111)	$4,234
Cost of revenue	—	2,881	3,643	(3,225)	3,299
Gross profit	—	423	398	114	935
Operating expenses:
Research and development	—	362	216	—	578
Selling, general and administrative	—	196	102	—	298
Intercompany operating expense (income)	4	(397)	393	—	—
Employee termination, asset impairment, and other charges	—	(5)	14	—	9
Total operating expenses	4	156	725	—	885
Operating income (loss)	(4)	267	(327)	114	50
Interest and other income (expense):
Interest income	—	16	5	(13)	8
Interest expense	(118)	—	—	13	(105)
Other income, net	—	—	7	—	7
Total interest and other income (expense), net	(118)	16	12	—	(90)
Income (loss) before taxes	(122)	283	(315)	114	(40)
Equity in earnings from subsidiaries	(42)	(384)	—	426	—
Income tax expense (benefit)	(25)	55	69	—	99
Net loss	$(139)	$(156)	$(384)	$540	$(139)

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations
For the six months ended January 3, 2020

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Revenue, net	$—	$6,665	$8,025	$(6,416)	$8,274
Cost of revenue	—	5,833	7,333	(6,585)	6,581
Gross profit	—	832	692	169	1,693
Operating expenses:
Research and development	—	726	426	—	1,152
Selling, general and administrative	1	399	203	—	603
Intercompany operating expense (income)	7	(822)	815	—	—
Employee termination, asset impairment, and other charges	—	(5)	22	—	17
Total operating expenses	8	298	1,466	—	1,772
Operating income (loss)	(8)	534	(774)	169	(79)
Interest and other income (expense):
Interest income	—	28	15	(23)	20
Interest expense	(249)	—	(1)	23	(227)
Other income, net	—	—	9	—	9
Total interest and other income (expense), net	(249)	28	23	—	(198)
Income (loss) before taxes	(257)	562	(751)	169	(277)
Equity in earnings from subsidiaries	(206)	(844)	—	1,050	—
Income tax expense (benefit)	(48)	94	92	—	138
Net loss	$(415)	$(376)	$(843)	$1,219	$(415)

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the three months ended January 3, 2020

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Net loss	$(139)	$(156)	$(384)	$540	$(139)
Other comprehensive loss, before tax:
Actuarial pension gain	2	2	2	(4)	2
Foreign currency translation adjustment	(15)	(13)	(13)	26	(15)
Net unrealized loss, on derivative contracts and available-for-sale securities	(6)	(26)	(14)	40	(6)
Total other comprehensive loss, before tax	(19)	(37)	(25)	62	(19)
Income tax benefit (expense) related to items of other comprehensive loss	(1)	4	1	(5)	(1)
Other comprehensive loss, net of tax	(20)	(33)	(24)	57	(20)
Total comprehensive loss	$(159)	$(189)	$(408)	$597	$(159)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the six months ended January 3, 2020

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Net loss	$(415)	$(376)	$(843)	$1,219	$(415)
Other comprehensive loss, before tax:
Actuarial pension gain	3	3	3	(6)	3
Foreign currency translation adjustment	(10)	(8)	(8)	16	(10)
Net unrealized loss, on derivative contracts and available-for-sale securities	(39)	(34)	(23)	57	(39)
Total other comprehensive loss, before tax	(46)	(39)	(28)	67	(46)
Income tax benefit (expense) related to items of other comprehensive loss	4	3	—	(3)	4
Other comprehensive loss, net of tax	(42)	(36)	(28)	64	(42)
Total comprehensive loss	$(457)	$(412)	$(871)	$1,283	$(457)

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the three months ended December 28, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Net income	$(487)	$(422)	$(133)	$555	$(487)
Other comprehensive income, before tax:
Actuarial pension gain	1	1	1	(2)	1
Foreign currency translation adjustment	31	32	32	(64)	31
Net unrealized gain, on derivative contracts and available-for-sale securities	7	30	30	(60)	7
Total other comprehensive income, before tax	39	63	63	(126)	39
Income tax benefit (expense) related to items of other comprehensive income	3	(2)	(2)	3	2
Other comprehensive income, net of tax	42	61	61	(123)	41
Total comprehensive loss	$(445)	$(361)	$(72)	$432	$(446)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the six months ended December 28, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Net income	$24	$43	$212	$(255)	$24
Other comprehensive income, before tax:
Actuarial pension gain	1	1	1	(2)	1
Foreign currency translation adjustment	(6)	(2)	(2)	4	(6)
Net unrealized gain, on derivative contracts and available-for-sale securities	6	22	20	(42)	6
Total other comprehensive income, before tax	1	21	19	(40)	1
Income tax benefit (expense) related to items of other comprehensive income	4	(2)	(1)	2	3
Other comprehensive income, net of tax	5	19	18	(38)	4
Total comprehensive income	$29	$62	$230	$(293)	$28

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
For the six months ended January 3, 2020

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
	(in millions)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(24)	$499	$(125)	$160	$510
Cash flows from investing activities
Purchases of property, plant and equipment	—	(84)	(221)	—	(305)
Acquisitions, net of cash acquired	—	(2)	(20)	—	(22)
Notes receivable issuances to Flash Ventures	—	—	(224)	—	(224)
Notes receivable proceeds from Flash Ventures	—	—	690	—	690
Strategic investments and other, net	—	6	15	—	21
Intercompany loan from (to) consolidated affiliates	—	(952)	(208)	1,160	—
Advances from (to) parent and consolidated affiliates	(71)	71	—	—	—
Net cash provided by (used in) investing activities	(71)	(961)	32	1,160	160
Cash flows from financing activities
Issuance of stock under employee stock plans	72	—	—	—	72
Taxes paid on vested stock awards under employee stock plans	(54)	—	—	—	(54)
Dividends paid to shareholders	(296)	—	—	—	(296)
Repayment of debt	(707)	—	—	—	(707)
Intercompany loan from (to) consolidated affiliates	929	208	23	(1,160)	—
Change in investment in consolidated subsidiaries	154	55	(49)	(160)	—
Net cash provided by (used in) financing activities	98	263	(26)	(1,320)	(985)
Effect of exchange rate changes on cash	—	—	(3)	—	(3)
Net increase (decrease) in cash and cash equivalents	3	(199)	(122)	—	(318)
Cash and cash equivalents, beginning of year	8	985	2,462	—	3,455
Cash and cash equivalents, end of period	$11	$786	$2,340	$—	$3,137

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

Key Developments

Flash Ventures

Through our three business ventures with Kioxia Corporation (“Kioxia”), referred to as “Flash Ventures”, we and Kioxia operate flash-based memory wafer manufacturing facilities in Japan. We are obligated to pay for variable costs incurred in producing our share of Flash Ventures’ flash-based memory wafer supply, based on our three-month forecast, which generally equals 50% of Flash Ventures’ output. In addition, we are obligated to pay for half of Flash Ventures’ fixed costs regardless of the output we choose to purchase. We are also obligated to fund 49.9% to 50% of Flash Ventures’ capital investments to the extent that Flash Ventures’ operating cash flow is insufficient to fund these investments.

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

In May 2019, we entered into additional agreements with Kioxia to extend Flash Ventures to a new wafer fabrication facility, known as “K1,” located in Kitakami, Japan. The primary purpose of K1 is to provide clean room space to continue the transition of existing flash-based wafer capacity to newer technology nodes. Output from the initial production line at K1 began in the second half of fiscal year 2020, although meaningful output from K1 is not expected to begin until the first half of fiscal year 2021. Our share of the initial commitment for K1 is expected to result in equipment investments, relocation costs and start-up costs totaling approximately $660 million, of which $500 million is still expected to be incurred primarily through the second half of fiscal year 2020. We also agreed to prepay an aggregate of approximately $360 million over a 3-year period beginning in the first half of fiscal year 2020 toward K1 building depreciation, to be credited against future wafer charges. As of January 3, 2020, remaining committed prepayments totaled $265 million.

Exit of Storage Systems Business

In September 2019, we announced the sale of our IntelliFlash business and our strategic intention to exit Storage Systems, which consists of IntelliFlash and ActiveScale. These actions will allow us to redirect investments to other higher value priorities. In November 2019, the Company completed its sale of IntelliFlash for a price of $28 million, to be collected over the next three years. The sale of our IntelliFlash business included an immaterial amount of inventory, other tangible and intangible assets, and goodwill and resulted in a gain of approximately $17 million recorded in Employee termination, asset impairment, and other charges in the Condensed Consolidated Statements of Operations for both the three and six months ended January 3, 2020. Additionally, in February 2020, we entered into an agreement for the sale of ActiveScale. The net assets sold and the proceeds from the sale of ActiveScale were not material.

Results of Operations

Second Quarter and First Half Overview

The following table sets forth, for the periods presented, selected summary information from our Condensed Consolidated Statements of Operations by dollars and percentage of net revenue(1):

	Three Months Ended
	January 3, 2020		December 28, 2018		$ Change	% Change
	($ in millions)
Revenue, net	$4,234	100.0%	$4,233	100.0%	$1	—%
Cost of revenue	3,299	77.9	3,189	75.3	110	3
Gross profit	935	22.1	1,044	24.7	(109)	(10)
Operating Expenses:
Research and development	578	13.7	539	12.7	39	7
Selling, general and administrative	298	7.0	309	7.3	(11)	(4)
Employee termination, asset impairment, and other charges	9	0.2	20	0.5	(11)	(55)
Total operating expenses	885	20.9	868	20.5	17	2
Operating income (loss)	50	1.2	176	4.2	(126)	(72)
Interest and other income (expense):
Interest income	8	0.2	15	0.4	(7)	(47)
Interest expense	(105)	(2.5)	(118)	(2.8)	13	(11)
Other income (expense), net	7	0.2	8	0.2	(1)	(13)
Total interest and other expense, net	(90)	(2.1)	(95)	(2.2)	5	(5)
Income (loss) before taxes	(40)	(0.9)	81	1.9	(121)	(149)
Income tax expense	99	2.3	568	13.4	(469)	(83)
Net income (loss)	$(139)	(3.3)	$(487)	(11.5)	348	(71)

(1)	Percentages may not total due to rounding.

	Six Months Ended
	January 3, 2020		December 28, 2018		$ Change	% Change
	($ in millions)
Revenue, net	$8,274	100.0%	$9,261	100.0%	$(987)	(11)%
Cost of revenue	6,581	79.5	6,553	70.8	28	—
Gross profit	1,693	20.5	2,708	29.2	(1,015)	(37)
Operating Expenses:
Research and development	1,152	13.9	1,115	12.0	37	3
Selling, general and administrative	603	7.3	665	7.2	(62)	(9)
Employee termination, asset impairment, and other charges	17	0.2	66	0.7	(49)	(74)
Total operating expenses	1,772	21.4	1,846	19.9	(74)	(4)
Operating income (loss)	(79)	(1.0)	862	9.3	(941)	(109)
Interest and other income (expense):
Interest income	20	0.2	30	0.3	(10)	(33)
Interest expense	(227)	(2.7)	(234)	(2.5)	7	(3)
Other income (expense), net	9	0.1	6	0.1	3	50
Total interest and other expense, net	(198)	(2.4)	(198)	(2.1)	—	—
Income (loss) before taxes	(277)	(3.3)	664	7.2	(941)	(142)
Income tax expense	138	1.7	640	6.9	(502)	(78)
Net income (loss)	$(415)	(5.0)	$24	0.3	(439)	(1,829)

(1)	Percentages may not total due to rounding.

The following table sets forth, for the periods presented, summary information regarding our revenue:

	Three Months Ended		Six Months Ended
	January 3, 2020	December 28, 2018	January 3, 2020	December 28, 2018
	(in millions)
Revenue by Product
Hard disk drives (“HDD”)	$2,396	$2,060	$4,804	$4,554
Flash-based	1,838	2,173	3,470	4,707
Total Revenue	$4,234	$4,233	$8,274	$9,261

Revenue by End Market
Client Devices	$1,797	$2,214	$3,413	$4,864
Data Center Devices & Solutions	1,489	1,074	3,021	2,520
Client Solutions	948	945	1,840	1,877
Total Revenue	$4,234	$4,233	$8,274	$9,261

Revenue by Geography
Americas	$1,296	$1,015	$2,609	$2,296
Europe, Middle East and Africa	811	817	1,590	1,701
Asia	2,127	2,401	4,075	5,264
Total Revenue	$4,234	$4,233	$8,274	$9,261

Net Revenue

Net revenue was essentially flat in the three months ended January 3, 2020 from the comparable period in the prior year. Higher volumes of memory for HDD and flash products contributed approximately 20 and 9 percentage points of growth, respectively, which were largely offset by lower average selling prices. Client Devices revenue decreased 19% year over year, due to lower average selling prices, predominantly in flash products, which drove 33 percentage points of the decrease. The decrease in Client Devices revenue was partially offset by higher volumes of flash and HDD memory, which contributed approximately 10 and 4 percentage points of growth, respectively. Our revenue for Data Center Devices and Solutions increased 39% year over year, with volumes essentially doubling due to strength in both capacity enterprise HDD and SSD, partially offset by lower average selling prices with more efficient form factors. Client Solutions revenue was relatively flat year over year, with higher volumes of HDD and flash products contributing approximately 7 and 19 percentage points of growth, respectively, which were largely offset by lower average selling prices. While pricing for flash products remains down compared to the prior year, pricing has stabilized compared to last quarter and we expect flash pricing to improve during fiscal 2020, if supply and demand become more closely aligned as expected.

Net revenue decreased $987 million, or 11%, in the six months ended January 3, 2020 from the comparable period in the prior year. Lower average selling prices generated approximately 32 percentage points of the year-over-year decline, with the majority of that decline attributed to flash-based products. This decline was partially offset by growth in HDD and flash products volumes, with higher HDD volumes contributing approximately 15 percentage points of growth and higher volumes of flash products contributing approximately 5 percentage points of growth. Client Devices revenue decreased 30% year over year, with approximately 32 percentage points due to lower average selling prices, predominantly related to flash products, partially offset by slightly higher volumes for flash products. Our revenue for Data Center Devices and Solutions increased 20% year over year, resulting from an approximately 27 percentage points of growth in volume of memory, primarily driven by strength in capacity enterprise HDD, partially offset by lower average selling prices in flash products. Client Solutions revenue decreased 2% year over year, which predominantly reflects lower prices on retail products.

The changes in net revenue by geography reflect a decrease in Asia primarily driven by our decision to limit our participation in the mobile market resulting in lower sales to manufacturers in the Asia region and a slight increase in the Americas driven by increased sales of capacity enterprise HDD.

The Company’s top 10 customers accounted for 44% and 43% of its net revenue for the three and six months ended January 3, 2020, respectively, and 47% of its net revenue for both the three and six months ended December 28, 2018. For the three and six months ended January 3, 2020 and December 28, 2018, no single customer accounted for 10% or more of the Company’s net revenue.

Consistent with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. For the three and six months ended January 3, 2020, these programs represented 17% and 16%, respectively, of gross revenues. For the three and six months ended December 28, 2018, these programs represented 16% and 14%, respectively, of gross revenues. The amounts attributed to our sales incentive and marketing programs generally vary according to several factors including industry conditions, list pricing strategies, seasonal demand, competitor actions, channel mix and overall availability of products. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue.

Gross Profit and Gross Margin

Substantially all of the decrease in Gross profit for both the three and six months ended January 3, 2020 from the comparable periods in the prior year was due to the lower average selling prices noted above, partially offset by lower aggregate charges for amortization expense on acquired intangible assets, manufacturing underutilization charges, and charges related to the power outage incident. These charges aggregated $157 million and $264 million for the three-month periods ended January 3, 2020 and December 28, 2018, respectively, and $389 million and $499 million, respectively, for the six-month periods then ended. Gross margin declined 3 and 9 percentage points for the three and six months ended January 3, 2020, respectively, from the comparable periods in the prior year, with substantially all of the decline attributable to the lower average selling prices noted above, partially offset by cost reductions in our manufacturing processes.

Operating Expenses

Research and development (“R&D”) expense increased $39 million for the three months ended January 3, 2020 from the comparable period in the prior year primarily due to increased variable compensation, partially offset by savings from our cost reduction actions. R&D expense increased $37 million for the six months ended January 3, 2020 from the comparable period in the prior year primarily due to approximately $30 million of additional expense related to the additional week in the current year.

Selling, general and administrative (“SG&A”) expense decreased $11 million for the three months ended January 3, 2020 from the comparable period in the prior year primarily due to savings realized from our cost reduction actions. SG&A expense decreased $62 million for the six months ended January 3, 2020 from the comparable period in the prior year primarily due to savings realized from our cost reduction actions, partially offset by approximately $10 million of additional expense related to the additional week in the current year.

Employee termination, asset impairment and other charges decreased from the comparable periods in the prior year as many of the actions initiated in the prior year have been substantially completed. For additional information regarding employee termination, asset impairment and other charges, see Part I, Item 1, Note 14, Employee Termination, Asset Impairment and Other Charges, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Interest and Other Income (Expense)

The decreases in total interest and other expense, net for both the three and six months ended January 3, 2020 primarily reflect decreases in interest expense resulting from the pay-down of principal on our debt and lower index rates, partially offset by decreases in Interest income resulting from lower invested cash.

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

The following table sets forth income tax information from our Condensed Consolidated Statements of Operations by dollar and effective tax rate:

	Three Months Ended		Six Months Ended
	January 3, 2020	December 28, 2018	January 3, 2020	December 28, 2018
	(in millions, except percentages)		(in millions, except percentages)
Income (loss) before taxes	$(40)	$81	$(277)	$664
Income tax expense (benefit)	99	568	138	640
Effective tax rate	(248)%	701%	(50)%	96%

The primary drivers of the difference between the effective tax rate for the three and six months ended January 3, 2020 and the U.S. Federal statutory rate of 21% are the relative mix of earnings and losses by jurisdiction, the deduction for foreign derived intangible income, credits and tax holidays in Malaysia, Philippines and Thailand that will expire at various dates during fiscal years 2020 through 2030. In addition, the effective tax rate for the six months ended January 3, 2020 includes the discrete effect of a de-recognition of $33 million for certain deferred tax assets associated with creditable foreign withholding taxes due to the issuance of final regulatory guidance. The regulatory guidance does not preclude us from potentially claiming these creditable taxes as a period benefit when paid.

The primary drivers of the difference between the effective tax rate for the three and six months ended December 28, 2018 and the U.S. Federal statutory rate of 21% is the discrete effect of the finalization of the accounting for the tax effects of the enactment of the 2017 Act. For the three months ended December 28, 2018, these discrete effects consist of $230 million related to the mandatory deemed repatriation tax and $134 million related to the decision to change our indefinite reinvestment assertion. For the six months ended December 28, 2018, these discrete effects consist of $178 million related to the mandatory deemed repatriation tax and $144 million related to the decision to change our indefinite reinvestment assertion. For both periods, the remaining difference is attributable primarily to the changes in the relative mix of our U.S. earnings compared to foreign earnings.

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

Liquidity and Capital Resources

The following table summarizes our statements of cash flows:

	Six Months Ended
	January 3, 2020	December 28, 2018
	(in millions)
Net cash provided by (used in):
Operating activities	$510	$1,174
Investing activities	160	(725)
Financing activities	(985)	(1,438)
Effect of exchange rate changes on cash	(3)	(3)
Net decrease in cash and cash equivalents	$(318)	$(992)

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

During fiscal 2020, we expect expenditures for property, plant and equipment for our company plus our portion of the capital expenditures by our Flash Ventures joint venture with Kioxia for its operations to aggregate between $2.0 billion and $2.5 billion. After consideration of the Flash Ventures’ lease financing of its capital expenditures and cash flow from operations, we expect the Flash Ventures to continue to return cash to our company through net payments on our notes receivable during the remainder of fiscal 2020. As such, we expect net cash used for our purchases of property, plant and equipment and net activity in notes receivable relating to Flash Ventures to be close to zero. The total expected cash to be used could vary depending on the timing and completion of various capital projects and the availability, timing and terms of related financing.

A total of $2.28 billion and $2.37 billion of our Cash and cash equivalents was held outside of the U.S. as of January 3, 2020 and June 28, 2019, respectively. During fiscal 2019, the IRS issued interpretative guidance affecting the taxation of a certain portion of our foreign undistributed earnings, which could result in additional federal taxes. After consideration of this interpretative guidance, we made the determination that we do not intend to repatriate this portion of our foreign undistributed earnings and did not establish an accrual for this liability.

Operating Activities

Cash flow from operating activities primarily consists of net income, adjusted for non-cash charges, plus or minus changes in operating assets and liabilities. This represents our principal source of cash. Net cash provided by changes in operating assets and liabilities was $20 million for the six months ended January 3, 2020, as compared to $298 million net cash used for changes in operating assets and liabilities for the six months ended December 28, 2018. Changes in our operating assets and liabilities are largely affected by our working capital requirements, which are dependent on the effective management of our cash conversion cycle as well as timing of payments for taxes. Our cash conversion cycle measures how quickly we can convert our products into cash through sales. The cash conversion cycles were as follows:

	Three Months Ended
	January 3, 2020	December 28, 2018
	(in days)
Days sales outstanding	38	37
Days in inventory	86	98
Days payables outstanding	(58)	(64)
Cash conversion cycle	66	71

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

For the three months ended January 3, 2020, DSOs increased by 1 day over the prior year, primarily reflecting the timing of shipments and customer collections. DIOs decreased by 12 days over the prior year, primarily reflecting reduced levels of HDD inventory. DPOs decreased by 6 days over the prior year, primarily reflecting resumptions of normal flash production volumes as well as routine variations in the timing of purchases and payments during the period.

Investing Activities

Net cash provided by investing activities for the six months ended January 3, 2020 primarily consisted of a $466 million net decrease in notes receivable issuances to Flash Ventures, partially offset by $305 million of capital expenditures and $22 million for acquisitions. Net cash used in investing activities for the six months ended December 28, 2018 primarily consisted of $500 million of capital expenditures and a net $196 million increase in notes receivable issuances to Flash Ventures to fund its capital expansion.

Our cash equivalents are primarily invested in money market funds that invest in U.S. Treasury securities and U.S. Government agency securities. In addition, from time to time, we invest directly in U.S. Treasury securities, U.S. and international government agency securities, certificates of deposit, asset backed securities and corporate and municipal notes and bonds.

Financing Activities

During the six months ended January 3, 2020, net cash used in financing activities primarily consisted of $707 million for repayment of debt, $296 million to pay dividends on our common stock and $54 million for taxes paid on vested stock awards under employee stock plans. Net cash used in financing activities for the six months ended December 28, 2018 primarily consisted of $575 million for the repayment of our revolving credit facility and other debt, $563 million for share repurchases and $292 million to pay dividends on our common stock. In the near term, we may use available cash on hand and cash from operations to further reduce our debt. In this regard, on January 31, 2020, we made an incremental voluntary prepayment of $150 million on our Term Loan B-4.

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

Short and Long-term Liquidity

Contractual Obligations and Commitments

The following is a summary of our known contractual cash obligations and commercial commitments as of January 3, 2020:

	Total	1 Year (Remaining 6 months of 2020)	2-3 Years (2021-2022)	4-5 Years (2023-2024)	More than 5 Years (Beyond 2024)
	(in millions)
Long-term debt, including current portion(1)	$9,986	$126	$537	$7,023	$2,300
Interest on debt	1,526	182	716	409	219
Flash Ventures related commitments(2)	5,939	1,542	2,963	1,222	212
Operating leases	321	26	75	52	168
Purchase obligations and other commitments	3,278	1,604	748	588	338
Mandatory Deemed Repatriation Tax	1,056	14	199	285	558
Total	$22,106	$3,494	$5,238	$9,579	$3,795

(1)	Principal portion of debt, excluding discounts and issuance costs.

(2)
Includes reimbursement for depreciation and lease payments on owned and committed equipment, funding commitments for loans and equity investments and payments for other committed expenses, including R&D and building depreciation. Funding commitments assume no additional operating lease guarantees. Additional operating lease guarantees can reduce funding commitments.

Debt

Additional information regarding our indebtedness, including information about availability under our revolving credit facility and the principal repayment terms, interest rates, covenants and other key terms of our outstanding indebtedness, is included in Part I, Item 1, Note 7, Debt, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and in Part II, Item 8, Note 6, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 28, 2019. The credit agreement governing our revolving credit facility and Term Loan A-1 requires us to comply with certain financial covenants, consisting of a leverage ratio and an interest coverage ratio. As of January 3, 2020, we were in compliance with these financial covenants.

Flash Ventures

Flash Ventures sells to and leases back from a consortium of financial institutions a portion of its tools and has entered into equipment lease agreements of which we guarantee half or all of the outstanding obligations under each lease agreement. The leases are subject to customary covenants and cancellation events that relate to Flash Ventures and each of the guarantors. The occurrence of a cancellation event could result in an acceleration of the lease obligations and a call on our guarantees. As of January 3, 2020, we were in compliance with all covenants under these Japanese lease facilities. See Part I, Item 1, Note 9, Related Parties and Related Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding Flash Ventures.

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

Mandatory Deemed Repatriation Tax

The following is a summary of our estimated mandatory deemed repatriation tax obligations that are payable in the following fiscal years (in millions):

January 3, 2020
Remaining six months of 2020	$14
2021	99
2022	100
2023	99
2024	186
2025	248
2026	310
Total	$1,056

For additional information regarding our estimate of the total tax liability for the mandatory deemed repatriation tax, see Part II, Item 8, Note 13, Income Tax Expense, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 28, 2019.

Unrecognized Tax Benefits

As of January 3, 2020, the liability for unrecognized tax benefits (excluding accrued interest and penalties) was approximately $696 million. Accrued interest and penalties related to unrecognized tax benefits as of January 3, 2020 was approximately $131 million. Of these amounts, approximately $708 million could result in potential cash payments. We are not able to provide a reasonable estimate of the timing of future tax payments related to these obligations.

Interest Rate Swap

We have generally held a balance of fixed and variable rate debt. At January 3, 2020, we had $6.55 billion of variable rate debt, comprising 66% of the par value of our debt. To balance the portfolio and moderate our exposure to fluctuations in interest rates underlying our variable debt, we entered into pay-fixed interest rate swaps on $2.00 billion notional amount, which effectively converts a portion of our term loan to fixed rates through February 2023. After giving effect to the $2.00 billion of interest rate swaps, we effectively had $4.55 billion of Long-term debt subject to variations in interest rates and a one percent increase in the variable rate of interest would increase annual expense by $46 million.

Foreign Exchange Contracts

We purchase foreign exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for Operating expenses and product costs denominated in foreign currencies. For a description of our current foreign exchange contract commitments, see Part I, Item 1, Note 6, Derivative Instruments and Hedging Activities, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program for the repurchase of up to $5.00 billion of our common stock, which authorization is effective through July 25, 2023. For the six months ended January 3, 2020, we did not make any stock repurchases. The remaining amount available to be repurchased under our current stock repurchase program as of January 3, 2020 was $4.50 billion. Repurchases under the stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. We expect stock repurchases to be funded principally by operating cash flows.

Cash Dividend

Since the first quarter of 2013, we have issued a quarterly cash dividend. During the six months ended January 3, 2020, we declared aggregate cash dividends of $1.00 per share on our outstanding common stock totaling $298 million, of which $149 million was paid on January 21, 2020. We may modify, suspend, or cancel our cash dividend policy in any manner and at any time.

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

There have been no material changes to our market risk during the six months ended January 3, 2020. For a discussion of our exposure to market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 28, 2019.

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

None.

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

•
trade restrictions, such as export controls, export bans, embargoes, sanctions, license and certification requirements (including semiconductor, encryption and other technology), new or increased tariffs and fees and complex customs regulations; and

•	difficulties in managing international operations, including appropriate internal controls.

As a result of these risks, our business, results of operations or financial condition could be adversely affected.

We rely substantially on our business ventures with Kioxia for the development and supply of flash-based memory, which subjects us to risks and uncertainties that could harm our business, financial condition and operating results.

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

Under the Flash Ventures agreements, we have limited power to unilaterally direct most of the activities that most significantly impact Flash Ventures’ performance and we have limited ability to source or fabricate flash-based memory outside of Flash Ventures. Lack of alignment with Kioxia with respect to Flash Ventures could adversely impact our ability to stay at the forefront of technological advancement and our investment in Flash Ventures and otherwise harm our business. Misalignment could arise due to changes in Kioxia’s strategic priorities, management and/or ownership, which has changed significantly recently and could continue to change. Kioxia’s stakeholders may include, or have included in the past, flash and HDD competitors, customers, a private equity firm and a bank owned by the Government of Japan. Kioxia’s management changes, ownership and capital structure could lead to delays in decision-making, disputes, or changes in strategic direction that could adversely impact Flash Ventures and/or adversely affect our business prospects, results of operations and financial condition. There may exist conflicts of interest between Kioxia’s stakeholders and Flash Ventures or us with respect to, among other things, protecting and growing Flash Ventures’ business, IP and competitively sensitive confidential information.

Flash Ventures requires significant investments by both Kioxia and us for technology transitions, including the transition to 3D NAND, and capacity expansions. In May 2019, Kioxia’s parent company, Kioxia Holdings Corporation (“KHC”), announced new financing in the amount of 1.2 trillion Japanese yen. KHC’s financing agreements and/or its high level of debt could limit Kioxia’s ability to timely fund or finance investments in Flash Ventures or our joint development efforts, as well as limit Flash Ventures’ ability to enter into lease financings. Availability of lease financings for Flash Ventures could also be limited by our and/or Kioxia’s financial performance. To the extent that lease financings for Flash Ventures are not accessible on favorable terms or at all, more cash would be required to fund investments. If Kioxia does not or we do not provide sufficient resources, or have adequate access to credit, to timely fund investments in Flash Ventures, our investments could be delayed or reduced. Delayed or reduced investment in manufacturing capacity or R&D could harm Flash Ventures’ competitiveness and/or our investment in Flash Ventures. In addition, KHC’s financing arrangements might be secured by Kioxia’s equity interests in Flash Ventures, permitting the lenders to foreclose on those equity interests under certain circumstances.

In May 2019, we entered into definitive agreements with Kioxia regarding a new 3D NAND wafer fabrication facility in Kitakami, Iwate, Japan, known as “K1.” Under the K1 agreement, we agreed to, among other things, fund 50% of K1’s initial production line. Output from the initial production line, which began in the second half of fiscal year 2020, could be delayed, reduced or otherwise fail to meet our expectations. As K1 is located at a new manufacturing site, K1 could be particularly susceptible to delays and other challenges in the production ramp and yields, qualification of wafers, shipment of samples to customers and customer approval process. Further, although we intend to continue to jointly invest with Kioxia to ramp up manufacturing capacity at K1, there is no certainty as to when, and on what terms, we will do so. If and for so long as our share of the K1 capacity falls below a specified threshold, we will be responsible for bearing fixed costs associated with K1’s operations at that threshold, which could adversely affect our financial results.

We participate in a highly competitive industry that is subject to declining average selling prices (“ASPs”), volatile demand, rapid technological change and industry consolidation, all of which could adversely affect our operating results and financial condition.

Demand for our devices, software and solutions that we offer to our customers, which we refer to in this Item 1A as our “products”, depends in large part on the demand for systems (including personal computers and mobile devices) manufactured by our customers and on storage upgrades to existing systems. The demand for systems has been volatile in the past and often has had an exaggerated effect on the demand for our products in any given period. The prices of our products are influenced by, among other factors, the balance between supply and demand in the storage market, including the effects of new fab capacity, macroeconomic factors, business conditions, technology transitions and other actions taken by us or our competitors. The storage market has experienced volatile product life cycles, which can adversely affect our ability to recover the cost of product development, and periods of excess capacity, which can lead to liquidation of excess inventories, significant reductions in ASPs and adverse impacts on our revenue and gross margins.

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

For additional technology transition risks related to Flash Ventures, see the risk factor entitled “We rely substantially on our business ventures with Kioxia for the development and supply of flash-based memory, which subjects us to risks and uncertainties that could harm our business, financial condition and operating results.”

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

We depend on an external supply base for technologies, software (including firmware), preamps, controllers, DRAM, components, equipment and materials for use in our product design and manufacturing. We also depend on suppliers for a portion of our wafer testing, chip assembly, product assembly and product testing, and on service suppliers for providing technical support for our products. In addition, we use logistics partners to manage our just-in-time hubs, distribution centers and freight from suppliers to our factories and from our factories to our customers throughout the world. Many of the components and much of the equipment we acquire must be specifically designed to be compatible for use in our products or for developing and manufacturing our future products, and are only available from a limited number of suppliers, some of whom are our sole-source suppliers. We are therefore dependent on these suppliers to be able and willing to meet our business needs including dedicating adequate engineering resources to develop components that can be successfully integrated into our products, technology and equipment.

Our suppliers have in the past been, and may in the future be, unable or unwilling to meet our requirements. If we are unable to purchase sufficient quantities from our current suppliers or qualify and engage additional suppliers, or if we cannot purchase materials at a reasonable price, we may not be able to meet demand for our products. Trade restrictions, including tariffs, quotas and embargoes, demand from other high volume industries for materials or components used in our products, disruptions in supplier relationships or shortages in other components and materials used in our customers’ products could result in increased costs to us or decreased demand for our products, which could negatively impact our operating results. Delays or cost increases experienced by our suppliers in developing or sourcing materials and components for use in our products or incompatibility or quality issues relating to our products, could also harm our financial results as well as business relationships with our customers.

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

As a result of our cost structure and strategy of vertical integration, we conduct our operations at large, high volume, purpose-built facilities in California and throughout Asia. The facilities of many of our customers, our suppliers and our customers’ suppliers are also concentrated in certain geographic locations throughout Asia and elsewhere. A fire, flood, earthquake, tsunami or other natural disaster, condition or event such as a power outage, terrorist attack, political instability, civil unrest, localized labor unrest or other employment issues, or a health epidemic that adversely affects any of these facilities, the employees, the technology infrastructure or logistics operators at these facilities, would significantly affect our ability to manufacture or sell our products and source components, which would result in a substantial loss of sales and revenue and a substantial harm to our operating results. In addition, the geographic concentration of our manufacturing sites could exacerbate the negative impacts resulting from any of these problems. A significant event that impacts any of our manufacturing sites, or the sites of our customers or suppliers, could adversely affect our ability to manufacture or sell our products, and our business, financial condition and results of operations could suffer.

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

As of January 3, 2020, our total indebtedness was $9.99 billion in aggregate principal, and we had $2.25 billion of additional borrowing availability under our revolving credit facility.

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

Our distribution customers typically sell to small computer manufacturers, dealers, systems integrators and other resellers. We face significant competition in this channel as a result of limited product qualification programs and a significant focus on price and availability of product. As a result of the shift to mobile devices, more computing devices are being delivered to the market as complete systems, which could weaken the distribution market. If we fail to respond to changes in demand in the distribution market, our operating results could suffer. Additionally, if the distribution market weakens as a result of technology transitions or a significant change in consumer buying preference, or if we experience significant price declines due to demand changes in the distribution channel, our operating results would be adversely affected. Negative changes in the credit-worthiness or the ability to access credit, or the bankruptcy or shutdown of any of our significant retail or distribution partners would harm our revenue and our ability to collect outstanding receivable balances.

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

During the six months ended January 3, 2020, 43% of our revenue came from sales to our top 10 customers. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, often resulting in the allocation of risk to us as the supplier. Our ability to maintain strong relationships with our principal customers is essential to our future performance. We have experienced and may in the future experience events such as the loss of a key customer, prohibition or restriction of sales to a key customer by law, regulation or other government action, reductions in sales to or orders by a key customer, customer requirements to reduce our prices before we are able to reduce costs or the acquisition of a key customer by one of our competitors. These events would likely harm our operating results and financial condition.

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

We are subject to laws, rules, and regulations relating to the collection, use, and security and privacy of third-party data including data that relates to or identifies an individual person. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, and among us, our subsidiaries and other parties with which we have commercial relations. Our possession and use of third-party data, including personal data and employee data in conducting our business, subjects us to legal and regulatory burdens that may require us to notify vendors, customers or employees or other parties with which we have commercial relations of a data security breach and to respond to regulatory inquiries and to enforcement proceedings. Laws and regulations relating to the collection, use, and security and privacy of third-party data change over time and new laws and regulations become effective from time to time. For example, the California Consumer Privacy Act (“CCPA”), which became effective January 1, 2020, imposes new obligations on certain companies doing business in California with respect to the personal information of California residents. These obligations include new notice and privacy policy requirements, as well as new obligations to respond to requests to know and access personal information, delete personal information and say no to the sale of personal information. Global privacy and data protection legislation, enforcement, and policy activity in this area are rapidly expanding and evolving, and may be inconsistent from jurisdiction to jurisdiction. Compliance requirements and even our inadvertent failure to comply with applicable laws may cause us to incur substantial costs, subject us to proceedings by governmental entities or others, and cause us to incur penalties or other significant legal liability, or lead us to change our business practices.

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

Flash Ventures sells to and leases back a portion of its equipment from a consortium of financial institutions. Most of the lease obligations are guaranteed 50% by us and 50% by Kioxia. Some of the lease obligations are guaranteed in full by us. As of January 3, 2020, the portion of outstanding obligations covered by our guarantees totaled approximately $1.75 billion, based upon the Japanese yen to U.S. dollar exchange rate at January 3, 2020. The leases are subject to customary covenants and cancellation events that relate to Flash Ventures and each of the guarantors. Cancellation events include, among other things, an assignment of all or a substantial part of a guarantor’s business and acceleration of other monetary debts of Flash Ventures or a guarantor above a specified threshold. If a cancellation event were to occur, Flash Ventures would be required to negotiate a resolution with the other parties to the lease transactions to avoid cancellation and acceleration of the lease obligations. Such resolution could include, among other things, supplementary security to be supplied by us, increased interest rates or waiver fees. If a resolution is not reached, we may be required to pay all of the outstanding lease obligations covered by our guarantees, which would significantly reduce our cash position and may force us to seek additional financing, which may not be available on terms acceptable to us, if at all.

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

We attempt to manage the impact of foreign currency exchange rate changes by, among other things, entering into short-term foreign exchange contracts. However, these contracts may not cover our full exposure, and can be canceled by the counterparty if currency controls are put in place. Thus, our decisions and hedging strategy with respect to currency risks may not be successful and harm our operating results. Further, the ability to enter into foreign exchange contracts with financial institutions is based upon our available credit from such institutions and compliance with covenants and other restrictions. Operating losses, third party downgrades of our credit rating or instability in the worldwide financial markets could impact our ability to effectively manage our foreign currency exchange rate risk. Hedging also exposes us to the credit risk of our counterparty financial institutions.

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

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the quarter ended January 3, 2020.

Issuer Purchases of Equity Securities

There were no repurchases of shares of our common stock during the quarter ended January 3, 2020.

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
3.1
Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 8, 2006)

3.2
Amended and Restated By-Laws of Western Digital Corporation, as amended effective as of May 2, 2018 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on May 7, 2018)

10.1
Western Digital Corporation Amended and Restated 2017 Performance Incentive Plan (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on November 14, 2019)*

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

WESTERN DIGITAL CORPORATION

By:	/s/ Gene Zamiska
Gene Zamiska
Vice President, Global Accounting and Chief Accounting Officer
(Principal Accounting Officer)
Dated: February 10, 2020