Form 10-Q
period 2020-04-03
WESTERN DIGITAL CORP
filed 2020-05-08
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of the close of business on May 5, 2020, 299,701,032 shares of common stock, par value $0.01 per share, were outstanding.

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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning:

•expectations regarding the effects of the COVID-19 pandemic and measures intended to reduce its spread;
•expectations regarding our Flash Ventures joint venture with Kioxia Corporation, the flash industry and our flash wafer output plans;
•expectations regarding pricing conditions for flash products;
•expectations regarding our cost saving initiatives;
•expectations regarding our product development and technology plans;
•expectations regarding the outcome of legal proceedings in which we are involved;
•our reinvestment in the business and ongoing deleveraging efforts;
•any changes to our quarterly cash dividend policy and share repurchase program;
•expectations regarding the repatriation of funds from our foreign operations;
•our beliefs regarding tax benefits and the timing of future payments, if any, relating to the unrecognized tax benefits, and the adequacy of our tax provisions;
•expectations regarding capital investments and sources of funding for those investments; and
•our beliefs regarding the sufficiency of our available liquidity to meet our working capital, debt and capital expenditure needs as well as our dividend plans.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	April 3, 2020	June 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$2,943	$3,455
Accounts receivable, net	1,978	1,204
Inventories	3,091	3,283
Other current assets	541	535
Total current assets	8,553	8,477
Property, plant and equipment, net	2,735	2,843
Notes receivable and investments in Flash Ventures	2,157	2,791
Goodwill	10,066	10,076
Other intangible assets, net	1,126	1,711
Other non-current assets	872	472
Total assets	$25,509	$26,370
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,786	$1,567
Accounts payable to related parties	397	331
Accrued expenses	1,569	1,296
Accrued compensation	433	347
Current portion of long-term debt	286	276
Total current liabilities	4,471	3,817
Long-term debt	9,343	10,246
Other liabilities	2,452	2,340
Total liabilities	16,266	16,403
Commitments and contingencies (Notes 9, 10, 12 and 15)
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized — 5 shares; issued and outstanding — none	—	—
Common stock, $0.01 par value; authorized — 450 shares; issued — 312 shares; outstanding — 300 shares and 295 shares, respectively	3	3
Additional paid-in capital	3,743	3,851
Accumulated other comprehensive loss	(183)	(68)
Retained earnings	6,578	7,449
Treasury stock — common shares at cost; 12 shares and 17 shares, respectively	(898)	(1,268)
Total shareholders’ equity	9,243	9,967
Total liabilities and shareholders’ equity	$25,509	$26,370

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
Revenue, net	$4,175	$3,674	$12,449	$12,935
Cost of revenue	3,170	3,095	9,751	9,648
Gross profit	1,005	579	2,698	3,287
Operating expenses:
Research and development	563	544	1,715	1,659
Selling, general and administrative	281	353	884	1,018
Employee termination, asset impairment, and other charges	8	76	25	142
Total operating expenses	852	973	2,624	2,819
Operating income (loss)	153	(394)	74	468
Interest and other income (expense):
Interest income	6	13	26	43
Interest expense	(99)	(118)	(326)	(352)
Other income (expense), net	(14)	22	(5)	28
Total interest and other expense, net	(107)	(83)	(305)	(281)
Income (loss) before taxes	46	(477)	(231)	187
Income tax expense	29	104	167	744
Net income (loss)	$17	$(581)	$(398)	$(557)

Income (loss) per common share
Basic	$0.06	$(1.99)	$(1.34)	$(1.91)
Diluted	$0.06	$(1.99)	$(1.34)	$(1.91)
Weighted average shares outstanding:
Basic	299	292	298	291
Diluted	303	292	298	291

Cash dividends declared per share	$0.50	$0.50	$1.50	$1.50

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
Net income (loss)	$17	$(581)	$(398)	$(557)
Other comprehensive loss, before tax:
Actuarial pension gain	1	—	4	1
Foreign currency translation adjustment	(11)	(2)	(21)	(8)
Net unrealized loss on derivative contracts and available-for-sale securities	(76)	(24)	(115)	(18)
Total other comprehensive loss, before tax	(86)	(26)	(132)	(25)
Income tax benefit related to items of other comprehensive loss, before tax	13	6	17	9
Other comprehensive loss, net of tax	(73)	(20)	(115)	(16)
Total comprehensive loss	$(56)	$(601)	$(513)	$(573)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	April 3, 2020	March 29, 2019
Cash flows from operating activities
Net loss	$(398)	$(557)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	1,189	1,396
Stock-based compensation	232	242
Deferred income taxes	(53)	253
Loss (gain) on disposal of assets	(9)	4
Amortization of debt discounts	30	28
Other non-cash operating activities, net	(8)	19
Changes in:
Accounts receivable, net	(774)	975
Inventories	179	(496)
Accounts payable	131	(549)
Accounts payable to related parties	66	53
Accrued expenses	331	373
Accrued compensation	87	(78)
Other assets and liabilities, net	(351)	(285)
Net cash provided by operating activities	652	1,378
Cash flows from investing activities
Purchases of property, plant and equipment	(432)	(722)
Proceeds from the sale of property, plant and equipment	—	3
Acquisitions, net of cash acquired	(22)	—
Purchases of investments	—	(69)
Proceeds from sale of investments	—	49
Proceeds from maturities of investments	—	7
Notes receivable issuances to Flash Ventures	(353)	(858)
Notes receivable proceeds from Flash Ventures	980	570
Strategic investments and other, net	19	(22)
Net cash provided by (used in) investing activities	192	(1,042)
Cash flows from financing activities
Issuance of stock under employee stock plans	79	66
Taxes paid on vested stock awards under employee stock plans	(69)	(109)
Repurchases of common stock	—	(563)
Dividends paid to shareholders	(445)	(438)
Repayment of debt	(919)	(113)
Repayment of revolving credit facility	—	(500)
Net cash used in financing activities	(1,354)	(1,657)
Effect of exchange rate changes on cash	(2)	(2)
Net decrease in cash and cash equivalents	(512)	(1,323)
Cash and cash equivalents, beginning of year	3,455	5,005
Cash and cash equivalents, end of period	$2,943	$3,682
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$303	$323
Cash paid for interest	$327	$355

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 28, 2019	312	$3	(17)	$(1,268)	$3,851	$(68)	$7,449	$9,967
Net loss	—	—	—	—	—	—	(276)	(276)
Adoption of New Accounting Standard	—	—	—	—	—	—	(5)	(5)
Employee stock plans	—	—	3	181	(207)	—	—	(26)
Stock-based compensation	—	—	—	—	77	—	—	77
Dividends to shareholders	—	—	—	—	7	—	(156)	(149)
Actuarial pension gain	—	—	—	—	—	1	—	1
Foreign currency translation adjustment	—	—	—	—	—	4	—	4
Net unrealized loss on derivative contracts	—	—	—	—	—	(27)	—	(27)
Balance at October 4, 2019	312	3	(14)	(1,087)	3,728	(90)	7,012	9,566
Net loss	—	—	—	—	—	—	(139)	(139)
Employee stock plans	—	—	1	125	(81)	—	—	44
Stock-based compensation	—	—	—	—	77	—	—	77
Dividends to shareholders	—	—	—	—	7	—	(156)	(149)
Actuarial pension gain	—	—	—	—	—	1	—	1
Foreign currency translation adjustment	—	—	—	—	—	(13)	—	(13)
Net unrealized loss on derivative contracts	—	—	—	—	—	(8)	—	(8)
Balance at January 3, 2020	312	3	(13)	(962)	3,731	(110)	6,717	9,379
Net income	—	—	—	—	—	—	17	17
Employee stock plans	—	—	1	64	(72)	—	—	(8)
Stock-based compensation	—	—	—	—	78	—	—	78
Dividends to shareholders	—	—	—	—	6	—	(156)	(150)
Actuarial pension gain	—	—	—	—	—	1	—	1
Foreign currency translation adjustment	—	—	—	—	—	(12)	—	(12)
Net unrealized loss on derivative contracts	—	—	—	—	—	(62)	—	(62)
Balance at April 3, 2020	312	$3	(12)	$(898)	$3,743	$(183)	$6,578	$9,243

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 29, 2018	312	$3	(16)	$(1,444)	$4,254	$(39)	$8,757	$11,531
Net income	—	—	—	—	—	—	511	511
Adoption of New Accounting Standards	—	—	—	—	—	—	56	56
Employee stock plans	—	—	1	198	(256)	—	—	(58)
Stock-based compensation	—	—	—	—	79	—	—	79
Repurchases of common stock	—	—	(8)	(563)	—	—	—	(563)
Dividends to shareholders	—	—	—	—	8	—	(152)	(144)
Foreign currency translation adjustment	—	—	—	—	—	(37)	—	(37)
Balance at September 28, 2018	312	3	(23)	(1,809)	4,085	(76)	9,172	11,375
Net loss	—	—	—	—	—	—	(487)	(487)
Employee stock plans	—	—	2	159	(109)	—	—	50
Stock-based compensation	—	—	—	—	79	—	—	79
Dividends to shareholders	—	—	—	—	7	—	(153)	(146)
Actuarial pension gain	—	—	—	—	—	1	—	1
Foreign currency translation adjustment	—	—	—	—	—	29	—	29
Net unrealized gain on derivative contracts	—	—	—	—	—	11	—	11
Balance at December 28, 2018	312	3	(21)	(1,650)	4,062	(35)	8,532	10,912
Net loss	—	—	—	—	—	—	(581)	(581)
Employee stock plans	—	—	2	226	(261)	—	—	(35)
Stock-based compensation	—	—	—	—	84	—	—	84
Dividends to shareholders	—	—	—	—	6	—	(152)	(146)
Foreign currency translation adjustment	—	—	—	—	—	(1)	—	(1)
Net unrealized loss on available-for-sale securities	—	—	—	—	—	(19)	—	(19)
Balance at March 29, 2019	312	$3	(19)	$(1,424)	$3,891	$(55)	$7,799	$10,214

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

Use of Estimates

Company management has made estimates and assumptions relating to the reporting of certain assets and liabilities in conformity with U.S. GAAP. These estimates and assumptions have been applied using methodologies that are consistent throughout the periods presented with consideration given to the potential impacts of the coronavirus disease 2019 (“COVID-19”) pandemic. However, actual results could differ materially from these estimates and be significantly affected by the severity and duration of the pandemic, the extent of actions to contain or treat COVID-19, how quickly and to what extent normal economic and operating activity can resume, and the severity and duration of the global economic downturn that results from the pandemic.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 supersedes Accounting Standards Codification (“ASC”) 840 “Leases”. The amendments in this update require, among other things, that lessees recognize the following for all leases (unless a policy election is made by class of underlying asset to exclude short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or the direct use of, a specified asset for the lease term. The FASB issued ASU 2018-11 on July 30, 2018, which allows entities to apply the provisions of ASC 842 at the effective date without adjusting comparative periods. The Company adopted this standard effective June 29, 2019, the first day of the fiscal year ending July 3, 2020, and has elected the transition method provided in ASU 2018-11 to apply Topic 842 as of the date of adoption without adjusting comparative periods. The Company has elected the package of practical expedients and did not reassess prior conclusions including (a) whether its contracts are or contain a lease, (b) lease classification and (c) capitalization of initial direct costs. The adoption of Topic 842 resulted in an increase in lease assets and a corresponding increase in lease liabilities on the Condensed Consolidated Balance Sheet of $221 million as of June 29, 2019. The cumulative effect of adopting Topic 842 also included an after-tax decrease to opening retained earnings of $5 million as of June 29, 2019, which was primarily related to previously recorded sublease proceed assumptions on lease exit liabilities for which there was no expected future economic benefit at transition. See Note 10, Leases and Other Commitments, for additional disclosures related to this standard.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. This ASU is effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2020, which for the Company is the first quarter of fiscal 2021. Early adoption is permitted. The Company does not expect this update to have a material impact on its Condensed Consolidated Financial Statements.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Revenues

Contract assets represent the Company’s rights to consideration where performance obligations are completed but the customer payments are not due until another performance obligation is satisfied. The Company did not have any contract assets as of either April 3, 2020 or June 28, 2019.

The Company incurs sales commissions and other direct incremental costs to obtain sales contracts. The Company has applied the practical expedient to recognize the direct incremental costs of obtaining contracts as an expense when incurred if the amortization period is expected to be one year or less or the amount is not material, with these costs charged to Selling, general and administrative expenses. Direct incremental costs to obtain contracts that have an expected benefit of greater than one year are amortized over the period of expected cash flows from the related contracts, and the amortization expense is recorded as a reduction to revenue. Total capitalized contract costs as of April 3, 2020 and June 28, 2019 as well as the related amortization for the three and nine months ended April 3, 2020 and March 29, 2019 were not material.

Contract liabilities relate to customers’ payments in advance of performance under the contract and primarily relate to remaining performance obligations under support and maintenance contracts. As of April 3, 2020 and June 28, 2019, contract liabilities were not material.

The Company applies the practical expedients and does not disclose transaction price allocated to the remaining performance obligations for (i) arrangements that have an original expected duration of one year or less, which mainly consist of the support and maintenance contracts, and (ii) variable consideration amounts for sale-based or usage-based royalties for IP license arrangements, which typically range longer than one year. Remaining performance obligations are mainly attributed to right-to-access patent license arrangements and customer support and service contracts which will be recognized over the remaining contract period. The transaction price allocated to the remaining performance obligations as of April 3, 2020 was $122 million, which is mainly attributable to the functional IP license and service arrangements. The Company expects to recognize this amount as revenue as follows: $11 million during the remainder of fiscal 2020, $41 million in fiscal 2021, $39 million in fiscal 2022 and $31 million thereafter.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s disaggregated revenue information is as follows:

	Three Months Ended		Nine Months Ended
	April 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
	(in millions)
Revenue by Product
Hard disk drives (“HDD”)	$2,114	$2,064	$6,918	$6,618
Flash-based	2,061	1,610	5,531	6,317
Total Revenue	$4,175	$3,674	$12,449	$12,935

Revenue by End Market
Client Devices	$1,831	$1,625	$5,244	$6,489
Data Center Devices & Solutions	1,523	1,245	4,544	3,765
Client Solutions	821	804	2,661	2,681
Total Revenue	$4,175	$3,674	$12,449	$12,935

Revenue by Geography
Americas	$1,325	$1,070	$3,934	$3,367
Europe, Middle East and Africa	770	748	2,360	2,394
Asia	2,080	1,856	6,155	7,174
Total Revenue	$4,175	$3,674	$12,449	$12,935

The Company’s top 10 customers accounted for 44% of its net revenue for both the three and nine months ended April 3, 2020, and 41% and 45% of its net revenue for the three and nine months ended March 29, 2019, respectively. For the three and nine months ended April 3, 2020 and March 29, 2019, no single customer accounted for 10% or more of the Company’s net revenue.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Supplemental Financial Statement Data

Accounts receivable, net

From time to time, in connection with factoring agreements, the Company sells trade accounts receivable without recourse to third party purchasers in exchange for cash. During the nine months ended April 3, 2020 and March 29, 2019, the Company sold trade accounts receivable and received cash proceeds of $298 million and $702 million, respectively. The discounts on the trade accounts receivable sold during the periods were not material and were recorded within Other income (expense), net in the Condensed Consolidated Statements of Operations. As of April 3, 2020 and June 28, 2019, the amount of factored receivables that remained outstanding was $100 million and $318 million, respectively.

Inventories

	April 3, 2020	June 28, 2019
	(in millions)
Inventories:
Raw materials and component parts	$1,302	$1,142
Work-in-process	842	968
Finished goods	947	1,173
Total inventories	$3,091	$3,283

Property, plant and equipment, net

	April 3, 2020	June 28, 2019
	(in millions)
Property, plant and equipment:
Land	$294	$294
Buildings and improvements	1,823	1,743
Machinery and equipment	7,290	7,267
Computer equipment and software	437	441
Furniture and fixtures	51	56
Construction-in-process	190	202
Property, plant and equipment, gross	10,085	10,003
Accumulated depreciation	(7,350)	(7,160)
Property, plant and equipment, net	$2,735	$2,843

Goodwill

Carrying Amount
(in millions)
Balance at June 28, 2019	$10,076
Goodwill recorded in connection with an acquisition	14
Reduction in goodwill in connection with disposition of business	(21)
Foreign currency translation adjustment	(3)
Balance at April 3, 2020	$10,066

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

Dispositions

In September 2019, the Company announced the sale of its IntelliFlash business and intention to exit Storage Systems, which consists of IntelliFlash and ActiveScale. These actions will allow the Company to redirect investments to other high value priorities. In November 2019, the Company completed its sale of IntelliFlash for a price of $28 million, to be collected over the next three years. The sale of the IntelliFlash business included an immaterial amount of inventory, other tangible and intangible assets, and goodwill and resulted in a gain of approximately $17 million recorded in Employee termination, asset impairment, and other charges in the Condensed Consolidated Statements of Operations for both the three and nine months ended April 3, 2020. Additionally, in March 2020, the Company completed the sale of ActiveScale. The net assets sold and the proceeds from the sale of ActiveScale were not material. The revenues and expenses related to these businesses were not material to the Condensed Consolidated Financial Statements and did not qualify to be reported as discontinued operations. The operating results of these businesses have been reflected in the Company’s results from continuing operations in the Condensed Consolidated Statements of Operations for all periods presented through the date of disposition.

Intangible assets

	April 3, 2020	June 28, 2019
	(in millions)
Finite-lived intangible assets	$5,725	$5,824
In-process research and development	80	72
Accumulated amortization	(4,679)	(4,185)
Intangible assets, net	$1,126	$1,711

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product warranty liability

Changes in the warranty accrual were as follows:

	Three Months Ended		Nine Months Ended
	April 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
	(in millions)
Warranty accrual, beginning of period	$378	$337	$350	$318
Charges to operations	45	38	144	119
Utilization	(41)	(40)	(124)	(108)
Changes in estimate related to pre-existing warranties	1	(4)	13	2
Warranty accrual, end of period	$383	$331	$383	$331

The current portion of the warranty accrual is classified in Accrued expenses and the long-term portion is classified in Other liabilities as noted below:

	April 3, 2020	June 28, 2019
	(in millions)
Warranty accrual
Current portion (included in Accrued expenses)	$185	$188
Long-term portion (included in Other liabilities)	198	162
Total warranty accrual	$383	$350

Other liabilities

	April 3, 2020	June 28, 2019
	(in millions)
Other liabilities:
Non-current net tax payable	$830	$928
Payables related to unrecognized tax benefits	716	699
Other non-current liabilities	906	713
Total other liabilities	$2,452	$2,340

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) (“AOCI”), net of tax refers to expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income. The following table illustrates the changes in the balances of each component of AOCI:

	Actuarial Pension Gains (Losses)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivative Contracts	Total Accumulated Comprehensive Income (Loss)
	(in millions)
Balance at June 28, 2019	$(53)	$4	$(19)	$(68)
Other comprehensive income (loss) before reclassifications	4	(21)	(98)	(115)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(17)	(17)
Income tax benefit (expense) related to items of other comprehensive income (loss)	(1)	1	17	17
Net current-period other comprehensive income (loss)	3	(20)	(98)	(115)
Balance at April 3, 2020	$(50)	$(16)	$(117)	$(183)

During the three and nine months ended April 3, 2020 and March 29, 2019, the amounts reclassified out of AOCI related to derivative contracts were substantially all charged to Cost of revenue in the Condensed Consolidated Statements of Operations.

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

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of April 3, 2020 and June 28, 2019, and indicate the fair value hierarchy of the valuation techniques utilized to determine such values:

	April 3, 2020
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents - Money market funds	$1,028	$—	$—	$1,028
Foreign exchange contracts	—	38	—	38
Total assets at fair value	$1,028	$38	$—	$1,066
Liabilities:
Foreign exchange contracts	$—	$28	$—	$28
Interest rate swap contract	—	132	—	132
Total liabilities at fair value	$—	$160	$—	$160

	June 28, 2019
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents:
Money market funds	$1,388	$—	$—	$1,388
Certificates of deposit	—	17	—	17
Total cash equivalents	1,388	17	—	1,405
Foreign exchange contracts	—	44	—	44
Interest rate swap contracts	—	2	—	2
Total assets at fair value	$1,388	$63	$—	$1,451
Liabilities:
Foreign exchange contracts	$—	$40	$—	$40
Interest rate swap contract	—	65	—	65
Total liabilities at fair value	$—	$105	$—	$105

During the three and nine months ended April 3, 2020, the Company had no transfers of financial assets and liabilities between levels and there were no changes in valuation techniques and the inputs used in the fair value measurement.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments Not Carried at Fair Value

The carrying value of the Company’s revolving credit facility approximates its fair value given the revolving nature of the balance and the variable market interest rate. For financial instruments where the carrying value (which includes principal adjusted for any unamortized issuance costs, and discounts or premiums) differs from fair value (which is based on quoted market prices), the following table represents the related carrying value and fair value for each of the Company’s outstanding financial instruments. Each of the financial instruments presented below was categorized as Level 2 for all periods presented, based on the frequency of trading immediately prior to the end of the third quarter of 2020 and the fourth quarter of 2019, respectively.

	April 3, 2020		June 28, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
0.50% convertible senior notes due 2020	$34	$33	$33	$31
Variable interest rate Term Loan A-1 maturing 2023	4,637	4,413	4,824	4,780
Variable interest rate U.S. Term Loan B-4 maturing 2023	1,693	1,640	2,424	2,370
1.50% convertible notes due 2024	980	966	958	986
4.75% senior unsecured notes due 2026	2,285	2,256	2,283	2,263
Total	$9,629	$9,308	$10,522	$10,430

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6. Derivative Instruments and Hedging Activities

As of April 3, 2020, the Company had outstanding foreign exchange forward contracts that were designated as either cash flow hedges or non-designated hedges. Substantially all of the contract maturity dates of these foreign exchange forward contracts do not exceed 12 months. In addition, the Company had outstanding pay-fixed interest rate swaps that were designated as cash flow hedges of variable rate interest payments on a portion of its term loans through February 2023.

As of April 3, 2020, the amount of existing net losses related to cash flow hedges recorded in AOCI included $87 million related to the Company’s interest rate swaps that is expected to be reclassified to earnings after twelve months. In addition, as of April 3, 2020, the Company did not have any foreign exchange forward contracts with credit-risk-related contingent features.

Changes in fair values of the non-designated foreign exchange contracts are recognized in Other income (expense), net and are largely offset by corresponding changes in the fair values of the foreign currency denominated monetary assets and liabilities. For each of the three and nine months ended April 3, 2020 and March 29, 2019, total net realized and unrealized transaction and foreign exchange contract currency gains and losses were not material to the Company’s Condensed Consolidated Financial Statements.

Netting Arrangements

Under certain provisions and conditions within agreements with counterparties to the Company’s foreign exchange forward contracts, subject to applicable requirements, the Company has the right of offset associated with the Company’s foreign exchange forward contracts and is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. As of April 3, 2020 and June 28, 2019, the effect of rights of offset was not material and the Company did not offset or net the fair value amounts of derivative instruments in its Condensed Consolidated Balance Sheets.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7. Debt

Debt consisted of the following as of April 3, 2020 and June 28, 2019:

	April 3, 2020	June 28, 2019
	(in millions)
0.50% convertible senior notes due 2020	$35	$35
Variable interest rate Term Loan A-1 maturing 2023	4,645	4,834
Variable interest rate U.S. Term Loan B-4 maturing 2023	1,694	2,425
1.50% convertible notes due 2024	1,100	1,100
4.75% senior unsecured notes due 2026	2,300	2,300
Total debt	9,774	10,694
Issuance costs and debt discounts	(145)	(172)
Subtotal	9,629	10,522
Less current portion of long-term debt	(286)	(276)
Long-term debt	$9,343	$10,246

The credit agreement governing the revolving credit facility and Term Loan A-1 requires the Company to comply with certain financial covenants, consisting of a leverage ratio and an interest coverage ratio. As of April 3, 2020, the Company was in compliance with these financial covenants.

During the nine months ended April 3, 2020, the Company made aggregate voluntary prepayments of $725 million on its U.S. Term Loan B-4, which were applied toward the remaining scheduled amortization and the remainder towards the principal due at maturity. As of April 3, 2020, there are no longer any scheduled amortization payments due under the U.S. Term Loan B-4 prior to its maturity on April 29, 2023.

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

Obligations and Funded Status

The following table presents the unfunded status of the benefit obligations for the Japanese Plan:

	April 3, 2020	June 28, 2019
	(in millions)
Benefit obligation at end of period	$277	$280
Fair value of plan assets at end of period	211	208
Unfunded status	$66	$72

The following table presents the unfunded amounts related to the Japanese Plan as recognized on the Company’s Condensed Consolidated Balance Sheets:

	April 3, 2020	June 28, 2019
	(in millions)
Current liabilities	$1	$1
Non-current liabilities	65	71
Net amount recognized	$66	$72

Net periodic benefit costs were not material for either the three or nine months ended April 3, 2020.

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

The following table presents the notes receivable from, and equity investments in, Flash Ventures as of April 3, 2020 and June 28, 2019:

	April 3, 2020	June 28, 2019
	(in millions)
Notes receivable, Flash Partners	$335	$551
Notes receivable, Flash Alliance	423	878
Notes receivable, Flash Forward	777	743
Investment in Flash Partners	200	200
Investment in Flash Alliance	297	296
Investment in Flash Forward	125	123
Total notes receivable and investments in Flash Ventures	$2,157	$2,791

During the three and nine months ended April 3, 2020 and during the three and nine months ended March 29, 2019, the Company made net payments to Flash Ventures of $842 million and $2.36 billion, and $1.04 billion and $2.90 billion, respectively, for purchased flash-based memory wafers and net loans and investments.

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

As of April 3, 2020 and June 28, 2019, the Company had Accounts payable balances due to Flash Ventures of $397 million and $331 million, respectively.

The Company’s maximum reasonably estimable loss exposure (excluding lost profits) as a result of its involvement with Flash Ventures, based upon the Japanese yen to U.S. dollar exchange rate at April 3, 2020, is presented below. Investments in Flash Ventures are denominated in Japanese yen, and the maximum estimable loss exposure excludes any cumulative translation adjustment due to revaluation from the Japanese yen to the U.S. dollar.

April 3, 2020
(in millions)
Notes receivable	$1,535
Equity investments	622
Operating lease guarantees	1,827
Inventory and prepayments	468
Maximum estimable loss exposure	$4,452

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

In June 2019, an unexpected power outage incident occurred at the flash-based memory manufacturing facilities operated by Flash Ventures in Yokkaichi, Japan. The power outage incident impacted the facilities and process tools and resulted in the damage of flash wafers in production and a reduction in the Company’s flash wafer availability. As a result of this incident, the Company incurred charges of $68 million in its fiscal 2020, all incurred in the three months ended October 4, 2019, which were recorded in Cost of revenue and primarily consisted of unabsorbed manufacturing overhead costs. The Company continues to pursue recovery of its losses associated with this event; however, the total amount of recovery cannot be estimated at this time.

In May 2019, the Company entered into additional agreements with Kioxia to extend Flash Ventures to a new wafer fabrication facility, known as “K1,” located in Kitakami, Japan. The primary purpose of K1 is to provide clean room space to continue the transition of existing flash-based wafer capacity to newer technology nodes. Output from the initial production line at K1 began in the third quarter of fiscal year 2020, although meaningful output from K1 is not expected to begin until the end of calendar 2020. The Company’s share of the initial commitment for K1 will result in equipment investments, relocation and other start-up costs which are expected to be incurred primarily through the end of fiscal year 2020. The Company also agreed to prepay an aggregate of approximately $360 million over a 3-year period beginning in the first half of fiscal year 2020 toward K1 building depreciation, to be credited against future wafer charges. As of April 3, 2020, remaining committed prepayments totaled $205 million.

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

The following table presents the Company’s portion of the remaining guarantee obligations under the Flash Ventures’ lease facilities in both Japanese yen and U.S. dollar-equivalent, based upon the Japanese yen to U.S. dollar exchange rate as of April 3, 2020.

	Lease Amounts
	(Japanese yen, in billions)	(U.S. dollar, in millions)
Total guarantee obligations	¥198	$1,827

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the end of the term of the Flash Ventures lease agreements, in annual installments as of April 3, 2020 in U.S. dollars, based upon the Japanese yen to U.S. dollar exchange rate as of April 3, 2020:

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
	(in millions)
Remaining three months of 2020	$128	$20	$148
2021	450	108	558
2022	370	49	419
2023	259	67	326
2024	123	120	243
Thereafter	23	110	133
Total guarantee obligations	$1,353	$474	$1,827

The Company and Kioxia have agreed to mutually contribute to, and indemnify each other and Flash Ventures for, environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances. The Company has not made any indemnification payments, nor recorded any indemnification receivables, under any such agreements. As of April 3, 2020, no amounts have been accrued in the Condensed Consolidated Financial Statements with respect to these indemnification agreements.

Unis Venture

The Company has a joint venture with Unisplendour Corporation Limited and Unissoft (Wuxi) Group Co. Ltd. (“Unis”), referred to as the “Unis Venture”, to market and sell the Company’s products in China. The Unis Venture is 49% owned by the Company and 51% owned by Unis. The Company accounts for its investment in the Unis Venture under the equity method of accounting. Revenue on products distributed by the Unis Venture is recognized upon sell through to third-party customers. For both the three and nine months ended April 3, 2020 and March 29, 2019, the Company recognized approximately 1% of its consolidated revenue on products distributed by the Unis Venture. The outstanding accounts receivable due from and investment in the Unis Venture were not material to the Condensed Consolidated Financial Statements as of April 3, 2020 or June 28, 2019.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10. Leases and Other Commitments

Leases

The Company leases certain domestic and international facilities and data center space under long-term, non-cancelable operating leases that expire at various dates through 2034. These leases include no material variable or contingent lease payments. Operating lease assets and liabilities are recognized based on the present value of the remaining lease payments discounted using the Company’s incremental borrowing rate. Operating lease assets also include prepaid lease payments minus any lease incentives. Extension or termination options present in the Company’s lease agreements are included in determining the right-of-use asset and lease liability when it is reasonably certain the Company will exercise those options. Lease expense is recognized on a straight-line basis over the lease term. The following table summarizes supplemental balance sheet information related to operating leases as of April 3, 2020:

Lease Amounts
Minimum lease payments by fiscal year:	(in millions)
Remaining three months of 2020	$12
2021	43
2022	30
2023	26
2024	28
Thereafter	170
Total future minimum lease payments	309
Less: Imputed Interest	(61)
Present value of lease liabilities	248
Less: Current portion (included in Accrued expenses)	34
Long-term operating lease liabilities (included in Other liabilities)	$214

Operating lease right-of-use assets (included in Other non-current assets)	$233

Weighted average remaining lease term in years	9.3
Weighted average discount rate	4.2%

The following table summarizes supplemental disclosures of operating cost and cash flow information related to operating leases for the three and nine months ended April 3, 2020:

	Three Months Ended	Nine Months Ended
	(in millions)
Cost of operating leases	$12	$42
Cash paid for operating leases	12	41
Operating lease assets obtained in exchange for operating lease liabilities	1	51

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase Agreements and Other Commitments

In the normal course of business, the Company enters into purchase orders with suppliers for the purchase of components used to manufacture its products. These purchase orders generally cover forecasted component supplies needed for production during the next quarter, are recorded as a liability upon receipt of the components, and generally may be changed or canceled at any time prior to shipment of the components. The Company also enters into long-term agreements with suppliers that contain fixed future commitments, which are contingent on certain conditions such as performance, quality and technology of the vendor’s components. As of April 3, 2020, the Company had the following minimum long-term commitments:

Long-term commitments
(in millions)
Fiscal year:
Remaining three months of 2020	$61
2021	320
2022	510
2023	563
2024	260
Thereafter	338
Total	$2,052

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.  Shareholders’ Equity

Stock-based Compensation Expense

The following tables present the Company’s stock-based compensation for equity-settled awards by type and financial statement line as well as the related tax benefit included in the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	April 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
	(in millions)
Options	$1	$3	$5	$12
Restricted and performance stock units	68	71	204	208
Employee stock purchase plan	9	10	23	22
Total	$78	$84	$232	$242

	Three Months Ended		Nine Months Ended
	April 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
	(in millions)
Cost of revenue	$13	$13	$38	$37
Research and development	41	41	123	122
Selling, general and administrative	24	30	71	83
Subtotal	78	84	232	242
Tax benefit	(9)	(14)	(32)	(39)
Total	$69	$70	$200	$203

Windfall tax benefits related to the vesting and exercise of stock-based awards, which are recognized as a component of the Company’s Income tax expense, were immaterial for the periods presented.

Compensation cost related to unvested stock options, restricted stock units (“RSUs”), performance-based stock units (“PSUs”), and rights to purchase shares of common stock under the Company’s Employee Stock Purchase Plan (“ESPP”) will generally be amortized on a straight-line basis over the remaining average service period. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of April 3, 2020:

	Unamortized Compensation Costs	Weighted Average Service Period
	(in millions)	(years)
Options	$2	0.3
RSUs and PSUs (1)	610	2.6
ESPP	41	1.2
Total unamortized compensation cost	$653
(1) Weighted average service period assumes the performance metrics are met for the PSUs.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Activities

Stock Options

The following table summarizes stock option activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Options outstanding at June 28, 2019	3.9	$65.72
Exercised	(0.8)	43.39		$11
Canceled or expired	(0.3)	92.67
Options outstanding at April 3, 2020	2.8	68.97	2.3	$—
Exercisable at April 3, 2020	2.6	70.89	2.2	$—

RSUs and PSUs

The following table summarizes RSU and PSU activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value at Vest Date
	(in millions)		(in millions)
RSUs and PSUs outstanding at June 28, 2019	11.6	$62.07
Granted	7.0	56.08
Vested	(4.2)	58.21	$243
Forfeited	(1.1)	63.28
RSUs and PSUs outstanding at April 3, 2020	13.3	61.56

RSUs and PSUs are generally settled in an equal number of shares of the Company’s common stock at the time of vesting of the units.

Stock Repurchase Program

The Company’s Board of Directors has authorized a stock repurchase program for the repurchase of up to $5.0 billion of the Company’s common stock, which authorization is effective through July 25, 2023. For the nine months ended April 3, 2020, the Company did not make any stock repurchases. The remaining amount available to be repurchased under the Company’s current stock repurchase program as of April 3, 2020 was $4.5 billion. Repurchases under the stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Company expects stock repurchases to be funded principally by operating cash flows.

Dividends to Shareholders

Since the first quarter of 2013, the Company has issued a quarterly cash dividend. During the nine months ended April 3, 2020, the Company declared aggregate cash dividends of $1.50 per share on its outstanding common stock totaling $448 million, of which $150 million was paid on April 17, 2020. The Company has since suspended its dividend to reinvest in the business and to support its ongoing deleveraging efforts.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12. Income Tax Expense

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic in the U.S. The CARES Act, among other things, allows NOLs arising in tax years 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes and increases the business interest expense limitation from 30% to 50% of adjusted taxable income for tax years 2019 and 2020. Additionally, countries around the world continue to implement emergency tax measures to provide relief similar to the CARES Act. The Company at present does not expect any of the provisions of the CARES Act or the emergency tax measures around the world would result in a material cash benefit. However, the Company continues to monitor and evaluate the regulatory and interpretive guidance related to the CARES Act as well as in other jurisdictions.

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

The following table presents the Company’s Income tax expense and the effective tax rate:

	Three Months Ended		Nine Months Ended
	April 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
	(in millions)
Income (loss) before taxes	$46	$(477)	$(231)	$187
Income tax expense	29	104	167	744
Effective tax rate	63%	(22)%	(72)%	398%

The primary drivers of the difference between the effective tax rate for the three and nine months ended April 3, 2020 and the U.S. Federal statutory rate of 21% are the relative mix of earnings and losses by jurisdiction, the deduction for foreign derived intangible income, credits and tax holidays in Malaysia, Philippines and Thailand that will expire at various dates during fiscal years 2021 through 2030. In addition, the effective tax rate for the nine months ended April 3, 2020 includes the discrete effect of a de-recognition of $31 million for certain deferred tax assets associated with the Company’s creditable foreign withholding taxes due to the issuance of final regulatory guidance. The regulatory guidance does not preclude the Company from potentially claiming these creditable taxes as a period benefit when paid.

The primary driver of the difference between the effective tax rate for the three and nine months ended March 29, 2019 and the U.S. Federal statutory rate of 21% is the discrete effect of the finalization of the accounting for the tax effects of the enactment of the 2017 Act. For the three months ended March 29, 2019, these discrete effects consist of an income tax benefit of $71 million related to the mandatory deemed repatriation tax. For the nine months ended March 29, 2019, these discrete effects consist of $107 million related to the mandatory deemed repatriation tax and $152 million related to the Company’s decision to change its indefinite reinvestment assertion. For both periods, the remaining difference primarily is attributable to an increase in the estimated effective tax rate due to changes in the relative mix of earnings by jurisdiction, partially offset by credits and tax holidays.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The IRS previously completed its field examination of the Company’s federal income tax returns for fiscal years 2008 through 2012 and proposed certain adjustments. As previously disclosed, the Company received Revenue Agent Reports from the IRS for fiscal years 2008 through 2009, proposing adjustments relating to transfer pricing with the Company’s foreign subsidiaries and intercompany payable balances. The Company disagrees with the proposed adjustments and in September 2015, filed a protest with the IRS Appeals Office and received the IRS rebuttal in July 2016. The Company and the IRS Appeals Office did not reach a settlement on the disputed matters. On June 28, 2018, the IRS issued a statutory notice of deficiency with respect to the disputed matters for fiscal years 2008 through 2009, seeking to increase the Company’s U.S. taxable income by an amount that would result in additional federal tax through fiscal year 2009 totaling approximately $516 million, subject to interest and penalties. The Company filed a petition with the U.S. Tax Court in September 2018. On December 10, 2018, the IRS issued a statutory notice of deficiency with respect to fiscal years 2010 through 2012, seeking to increase the Company’s U.S. taxable income by an amount that would result in additional federal tax for fiscal years 2010 through 2012 totaling approximately $549 million, subject to interest and penalties. Approximately $535 million of the total additional federal tax for fiscal years 2010 through 2012 relates to proposed adjustments for transfer pricing with the Company’s foreign subsidiaries, intercompany payable balances and the utilization of certain tax attributes. The Company filed a petition with the U.S. Tax Court in March 2019. The U.S. Tax Court consolidated the case for fiscal years 2008 through 2009 with the case for fiscal years 2010 through 2012. On May 4, 2020, the IRS filed with the U.S. Tax Court Amendments to Answer to assert penalties totaling $340 million on the proposed adjustments relating to transfer pricing with respect to fiscal years 2008 through 2009 and fiscal years 2010 through 2012. The Company continues to believe that its tax positions are properly supported and will vigorously contest the position taken by the IRS.

The Company believes that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. If any issues addressed in the Company’s tax examinations are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of April 3, 2020, it was not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of the Company’s liability for unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of the Company’s tax returns.

As of April 3, 2020, the liability for unrecognized tax benefits (excluding accrued interest and penalties) was approximately $710 million. Accrued interest and penalties related to unrecognized tax benefits as of April 3, 2020 was approximately $136 million. Of these amounts, approximately $716 million could result in potential cash payments. The Company is not able to provide a reasonable estimate of the timing of future tax payments related to these obligations.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13. Net Income (Loss) Per Common Share

The following table presents the computation of basic and diluted income (loss) per common share:

	Three Months Ended		Nine Months Ended
	April 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
	(in millions, except per share data)
Net income (loss)	$17	$(581)	$(398)	$(557)
Weighted average shares outstanding:
Basic	299	292	298	291
Employee stock options, RSUs, PSUs and ESPP	4	—	—	—
Diluted	303	292	298	291
Income (loss) per common share
Basic	$0.06	$(1.99)	$(1.34)	$(1.91)
Diluted	$0.06	$(1.99)	$(1.34)	$(1.91)
Anti-dilutive potential common shares excluded	3	17	15	17

The Company computes basic income (loss) per common share using Net income (loss) and the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is computed using Net income (loss) and the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include dilutive outstanding employee stock options, RSUs and PSUs, and rights to purchase shares of common stock under the Company’s ESPP. For the three months ended April 3, 2020, the Company excluded common shares subject to outstanding equity awards from the calculation of diluted shares because their impact would have been anti-dilutive based on the Company’s average stock price during the period. For the nine months ended April 3, 2020 and the three and nine months ended March 29, 2019, the Company recorded net losses, and all shares subject to outstanding equity awards have been excluded for those periods because including them would be anti-dilutive.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14. Employee Termination, Asset Impairment and Other Charges

The Company recorded the following charges related to employee termination benefits, asset impairment, and other charges:

	Three Months Ended		Nine Months Ended
	April 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
	(in millions)
Employee termination and other charges:
Closure of Foreign Manufacturing Facilities	$1	$5	$5	$16
Business Realignment	7	71	37	126
Total employee termination and other charges	8	76	42	142
Gain on disposition of assets:
Business Realignment	—	—	(17)	—
Total gain on disposition of assets	—	—	(17)	—
Total employee termination, asset impairment, and other charges	$8	$76	$25	$142

Closure of Foreign Manufacturing Facilities

In July 2018, the Company announced the closing of its HDD manufacturing facility in Kuala Lumpur, Malaysia, in order to reduce its manufacturing costs and consolidate HDD operations into Thailand. The Company substantially completed the closure in fiscal year 2019.

The following table presents an analysis of the components of the restructuring charges, payments and adjustments made against the reserve during the nine months ended April 3, 2020:

	Employee Termination Benefits	Contract Termination and Other	Total
	(in millions)
Accrual balance at June 28, 2019	$30	$2	$32
Charges	3	2	5
Cash payments	(26)	(4)	(30)
Accrual balance at April 3, 2020	$7	$—	$7

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Realignment

The Company periodically incurs charges as part of the integration process of recent acquisitions and to realign its operations with anticipated market demand, primarily consisting of organization rationalization designed to streamline its business, reduce its cost structure and focus its resources. In addition to the amounts recognized under Business Realignment as presented above, the Company recognized $5 million of accelerated depreciation on facility assets in Cost of revenue and Operating expenses in the Condensed Consolidated Statements of Operations for the nine months ended April 3, 2020.

The following table presents an analysis of the components of the activity against the reserve during the nine months ended April 3, 2020:

	Employee Termination Benefits	Contract Termination and Other	Total
	(in millions)
Accrual balance at June 28, 2019	$37	$8	$45
Charges	16	4	20
Cash payments	(39)	(12)	(51)
Accrual balance at April 3, 2020	$14	$—	$14

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

Key Developments

COVID-19 Pandemic

In December 2019, coronavirus disease 2019 (“COVID-19”) was first reported in Wuhan, China, and on March 11, 2020, the World Health Organization declared COVID-19 a pandemic. In recent months, the COVID-19 outbreak has spread globally and has led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to reduce its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business limitations and closures (subject to exceptions for essential operations and businesses), quarantines and shelter-in-place orders. These measures may remain in place for a significant amount of time. In light of these events, we have taken actions to protect the health and safety of our employees while continuing to serve our global customers as an essential business. We have implemented more thorough sanitation practices as outlined by health organizations and instituted social distancing policies at our locations around the world, including working from home, limiting the number of employees attending meetings, reducing the number of people in our sites at any one time, and suspending employee travel. These actions have resulted in some reductions of production levels as we adapt to a more limited number of employees in facilities and, as a result, we incurred charges of approximately $13 million in cost of revenue related to under-absorbed overhead and higher logistics and other costs during the three months ended April 3, 2020. In the near term, we expect COVID-19 related charges to be higher in the fourth quarter, partially offset by increased pricing for our products.

As an essential business, we continue to provide products and solutions that enable the proliferation of data and facilitate the sharing of information remotely, which has become more critical as much of the world is interacting from areas of self-isolation. While we have experienced some reductions of sales in certain areas such as retail in our Client Solutions end market where brick and mortar operations were impacted, we have seen strong demand for capacity enterprise products in our Data Center Devices and Solutions end market as the current environment has accelerated the movement to the Cloud. As such, our net revenue for the third quarter was not significantly impacted by COVID-19. However, we cannot predict the duration of this crisis and how demand may change if it becomes more protracted.

We will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. See “The recent COVID-19 pandemic could adversely affect our business, results of operations and financial condition” in Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q for more information regarding the risks we face as a result of the COVID-19 pandemic.

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

Since its inception, Flash Ventures’ primary manufacturing site has been located in Yokkaichi, Japan, which currently includes five wafer fabrication facilities. These facilities historically operated near 100% of their manufacturing capacity. As a result of supply/demand imbalance for flash-based products arising in the prior year, we temporarily reduced our utilization of our share of Flash Ventures’ manufacturing capacity to an abnormally low level for several quarters to more closely align our flash-based wafer supply with the projected demand. As a result of this temporary reduction to abnormally low production levels, we incurred costs of $148 million and $197 million associated with the reduction in utilization, which was recorded as a charge to cost of revenue in the three and nine months ended March 29, 2019, respectively. In addition, production levels at the Yokkaichi site were temporarily reduced as a result of an unexpected power outage incident that occurred in the Yokkaichi region on June 15, 2019. The power outage incident impacted the facilities and process tools and resulted in the damage of flash wafers in production. The incident resulted in a reduction of our flash wafer availability by approximately 4 exabytes, the majority of which was contained in the first quarter of fiscal year 2020. As a result of this power outage incident, we incurred aggregate charges of $68 million and $145 million recorded in Cost of revenue in the quarters ended October 4, 2019 and June 28, 2019, respectively, which primarily consisted of the write-off of damaged inventory and unabsorbed manufacturing overhead costs. We continue to pursue recovery of our losses associated with this event; however, the total amount of recovery cannot be estimated at this time.

In May 2019, we entered into additional agreements with Kioxia to extend Flash Ventures to a new wafer fabrication facility, known as “K1,” located in Kitakami, Japan. The primary purpose of K1 is to provide clean room space to continue the transition of existing flash-based wafer capacity to newer technology nodes. Output from the initial production line at K1 began in the third quarter of fiscal year 2020, although meaningful output from K1 is not expected to begin until the end of calendar 2020. We have paid for most of our share of initial K1 equipment investments and relocation costs, with approximately $65 million remaining to be paid in the fourth quarter of fiscal year 2020. Other period expenses associated with the initial production ramp at K1 will begin trailing off as output increases toward the end of the calendar year. We also agreed to prepay an aggregate of approximately $360 million over a 3-year period beginning in the first half of fiscal year 2020 toward K1 building depreciation, to be credited against future wafer charges. As of April 3, 2020, remaining committed prepayments totaled $205 million.

Exit of Storage Systems Business

In September 2019, we announced the sale of our IntelliFlash business and our strategic intention to exit Storage Systems, which consists of IntelliFlash and ActiveScale. These actions will allow us to redirect investments to other higher value priorities. In November 2019, the Company completed its sale of IntelliFlash for a price of $28 million, to be collected over the next three years. The sale of our IntelliFlash business included an immaterial amount of inventory, other tangible and intangible assets, and goodwill and resulted in a gain of approximately $17 million recorded in Employee termination, asset impairment, and other charges in the Condensed Consolidated Statements of Operations for both the three and nine months ended January 3, 2020. Additionally, in March 2020, we completed the sale of ActiveScale. The net assets sold and the proceeds from the sale of ActiveScale were not material.

Results of Operations

Third Quarter and Nine Month Overview

The following table sets forth, for the periods presented, selected summary information from our Condensed Consolidated Statements of Operations by dollars and percentage of net revenue(1):

	Three Months Ended
	April 3, 2020		March 29, 2019		$ Change	% Change
	($ in millions)
Revenue, net	$4,175	100.0%	$3,674	100.0%	$501	14%
Cost of revenue	3,170	75.9	3,095	84.2	75	2
Gross profit	1,005	24.1	579	15.8	426	74
Operating Expenses:
Research and development	563	13.5	544	14.8	19	3
Selling, general and administrative	281	6.7	353	9.6	(72)	(20)
Employee termination, asset impairment, and other charges	8	0.2	76	2.1	(68)	(89)
Total operating expenses	852	20.4	973	26.5	(121)	(12)
Operating income (loss)	153	3.7	(394)	(10.7)	547	(139)
Interest and other income (expense):
Interest income	6	0.1	13	0.4	(7)	(54)
Interest expense	(99)	(2.4)	(118)	(3.2)	19	(16)
Other income (expense), net	(14)	(0.3)	22	0.6	(36)	(164)
Total interest and other expense, net	(107)	(2.6)	(83)	(2.3)	(24)	29
Income (loss) before taxes	46	1.1	(477)	(13.0)	523	(110)
Income tax expense	29	0.7	104	2.8	(75)	(72)
Net income (loss)	$17	0.4	$(581)	(15.8)	598	(103)

(1) Percentages may not total due to rounding.

	Nine Months Ended
	April 3, 2020		March 29, 2019		$ Change	% Change
	($ in millions)
Revenue, net	$12,449	100.0%	$12,935	100.0%	$(486)	(4)%
Cost of revenue	9,751	78.3	9,648	74.6	103	1
Gross profit	2,698	21.7	3,287	25.4	(589)	(18)
Operating Expenses:
Research and development	1,715	13.8	1,659	12.8	56	3
Selling, general and administrative	884	7.1	1,018	7.9	(134)	(13)
Employee termination, asset impairment, and other charges	25	0.2	142	1.1	(117)	(82)
Total operating expenses	2,624	21.1	2,819	21.8	(195)	(7)
Operating income	74	0.6	468	3.6	(394)	(84)
Interest and other income (expense):
Interest income	26	0.2	43	0.3	(17)	(40)
Interest expense	(326)	(2.6)	(352)	(2.7)	26	(7)
Other income (expense), net	(5)	—	28	0.2	(33)	(118)
Total interest and other expense, net	(305)	(2.4)	(281)	(2.2)	(24)	9
Income (loss) before taxes	(231)	(1.9)	187	1.4	(418)	(224)
Income tax expense	167	1.3	744	5.8	(577)	(78)
Net loss	$(398)	(3.2)	$(557)	(4.3)	159	(29)
(1) Percentages may not total due to rounding.

The following table sets forth, for the periods presented, summary information regarding our revenue:

	Three Months Ended		Nine Months Ended
	April 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
	(in millions)
Revenue by Product
Hard disk drives (“HDD”)	$2,114	$2,064	$6,918	$6,618
Flash-based	2,061	1,610	5,531	6,317
Total Revenue	$4,175	$3,674	$12,449	$12,935

Revenue by End Market
Client Devices	$1,831	$1,625	$5,244	$6,489
Data Center Devices & Solutions	1,523	1,245	4,544	3,765
Client Solutions	821	804	2,661	2,681
Total Revenue	$4,175	$3,674	$12,449	$12,935

Revenue by Geography
Americas	$1,325	$1,070	$3,934	$3,367
Europe, Middle East and Africa	770	748	2,360	2,394
Asia	2,080	1,856	6,155	7,174
Total Revenue	$4,175	$3,674	$12,449	$12,935

Net Revenue

The increase in net revenue for the three months ended April 3, 2020 from the comparable period in the prior year reflects higher volumes of memory for both HDD and flash products that contributed approximately 15 and 17 percentage points of growth, respectively, which were partially offset by lower average selling prices. Client Devices revenue increased 13% year over year. Higher volumes of memory contributed 16 percentage points of growth, primarily from client compute SSD and mobililty, partially offset by lower HDD pricing. Our revenue for Data Center Devices and Solutions increased 22% year over year, with volumes up 38% due to strength in both capacity enterprise HDD and SSD, partially offset by lower average selling prices with more efficient form factors. Client Solutions revenue increased 2% year over year with volume of memory up approximately 12 percentage points , primarily in flash products, partially offset by lower year-over-year pricing. While pricing for flash products remains down compared to the prior year, pricing has increased compared to last quarter and we expect flash pricing to continue to increase in the near term, if supply and demand become more closely aligned as expected.

The slight decrease in net revenue for the nine months ended April 3, 2020 from the comparable period in the prior year reflects lower average selling prices which generated approximately 31 percentage points of the year-over-year decline, partially offset by higher HDD volumes contributing approximately 17 percentage points of growth and higher volumes of flash products contributing approximately 10 percentage points of growth. Client Devices revenue decreased 19% year over year, with approximately 14 percentage points due to lower average selling prices, predominantly related to flash products, and lower volumes for HDD products. Our revenue for Data Center Devices and Solutions increased 21% year over year, resulting from an approximately 44 percentage points of growth in volume of memory, primarily driven by strength in capacity enterprise HDD, partially offset by lower average selling prices with more efficient form factors. Client Solutions revenue was essentially flat year over year, with approximately 12 percentage points of growth from higher volumes of memory largely offset by lower prices on retail products.

The changes in net revenue by geography for the year to date reflect a decrease in Asia earlier this year primarily driven by our decision to limit our participation in the mobile market resulting in lower sales to manufacturers in the Asia region and a slight increase in the Americas driven by increased sales of capacity enterprise HDD.

Our top 10 customers accounted for 44% of our net revenue for both the three and nine months ended April 3, 2020, and 41% and 45% of our net revenue for the three and nine months ended March 29, 2019, respectively. For the three and nine months ended April 3, 2020 and March 29, 2019, no single customer accounted for 10% or more of the Company’s net revenue.

Consistent with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. For the three and nine months ended April 3, 2020, these programs represented 15% and 16%, respectively, of gross revenues. For the three and nine months ended March 29, 2019, these programs represented 17% and 15%, respectively, of gross revenues. The amounts attributed to our sales incentive and marketing programs generally vary according to several factors including industry conditions, list pricing strategies, seasonal demand, competitor actions, channel mix and overall availability of products. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue.

Gross Profit and Gross Margin

The increase in Gross profit for the three months ended April 3, 2020 from the comparable period in the prior year was primarily due to the increase in revenues for the period as noted above, as well as manufacturing underutilization charges of $148 million incurred in the prior year, a charge to cost of revenue of $110 million in the prior year primarily to reduce component inventory to net realizable value for flash-based multi-chip package products that include externally-sourced dynamic random access memory products, and $43 million of higher charges in the prior year related to amortization expense on acquired intangible assets. Gross margin increased 8 percentage points for the three months ended April 3, 2020 from the comparable period in the prior year, substantially all of which is attributable to these costs in the prior year.

The decrease in Gross profit for the nine months ended April 3, 2020 from the comparable periods in the prior year was due to the decrease in revenues for the period as noted above, partially offset by lower aggregate charges for amortization expense on acquired intangible assets, manufacturing underutilization charges, the charge to reduce inventory to net realizable value, and charges related to the power outage incident. These charges aggregated $534 million and $945 million, or 4% and 7% of net revenue, for the nine-month periods ended April 3, 2020 and March 29, 2019, respectively. Gross margin declined 3 percentage points for the nine months ended April 3, 2020 from the comparable period in the prior year, with substantially all of the decline attributable to the lower aggregate charges noted above.

Operating Expenses

Research and development (“R&D”) expense increased $19 million for the three months ended April 3, 2020 from the comparable period in the prior year primarily due to increased variable compensation. R&D expense increased $56 million for the nine months ended April 3, 2020 from the comparable period in the prior year, reflecting approximately $30 million of additional expense related to the additional week in the current year with the remainder primarily attributable to higher variable compensation.

Selling, general and administrative (“SG&A”) expense decreased $72 million for the three months ended April 3, 2020 from the comparable period in the prior year primarily due to approximately $50 million lower litigation-related and outside services costs as well as savings realized from our cost reduction actions. SG&A expense decreased $134 million for the nine months ended April 3, 2020 from the comparable period in the prior year primarily due to approximately $80 million lower litigation-related and outside services costs, approximately $40 million of savings from the exit of our storage systems business as well as savings from our cost reduction actions, partially offset by approximately $10 million of additional expense related to the additional week in the current year.

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

Interest and Other Income (Expense)

The increases in total interest and other expense, net for both the three and nine months ended April 3, 2020 primarily reflect less Interest income resulting from lower invested cash in the current year and gains on the sales of investments included in Other income (expense), net in the prior year, partially offset by decreases in Interest expense resulting from the pay-down of principal on our debt and lower index rates.

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

The following table sets forth income tax information from our Condensed Consolidated Statements of Operations by dollar and effective tax rate:

	Three Months Ended		Nine Months Ended
	April 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
	($ in millions)
Income (loss) before taxes	$46	$(477)	$(231)	$187
Income tax expense	29	104	167	744
Effective tax rate	63%	(22)%	(72)%	398%

The primary drivers of the difference between the effective tax rate for the three and nine months ended April 3, 2020 and the U.S. Federal statutory rate of 21% are the relative mix of earnings and losses by jurisdiction, the deduction for foreign derived intangible income, credits and tax holidays in Malaysia, Philippines and Thailand that will expire at various dates during fiscal years 2021 through 2030. In addition, the effective tax rate for the nine months ended April 3, 2020 includes the discrete effect of a de-recognition of $31 million for certain deferred tax assets associated with creditable foreign withholding taxes due to the issuance of final regulatory guidance. The regulatory guidance does not preclude us from potentially claiming these creditable taxes as a period benefit when paid.

The primary driver of the difference between the effective tax rate for the three and nine months ended March 29, 2019 and the U.S. Federal statutory rate of 21% is the discrete effect of the finalization of the accounting for the tax effects of the enactment of the 2017 Act. For the three months ended March 29, 2019, these discrete effects consist of income tax benefits of $71 million related to the mandatory deemed repatriation. For the nine months ended March 29, 2019, these discrete effects consist of $107 million related to the mandatory deemed repatriation tax and $152 million related to the decision to change our indefinite reinvestment assertion. For both periods, the remaining difference is attributable primarily to an increase in the estimated effective tax rate due to changes in the relative mix of earnings by jurisdiction, partially offset by credits and tax holidays.

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

Liquidity and Capital Resources

The following table summarizes our statements of cash flows:

	Nine Months Ended
	April 3, 2020	March 29, 2019
	(in millions)
Net cash provided by (used in):
Operating activities	$652	$1,378
Investing activities	192	(1,042)
Financing activities	(1,354)	(1,657)
Effect of exchange rate changes on cash	(2)	(2)
Net decrease in cash and cash equivalents	$(512)	$(1,323)

We believe our cash, cash equivalents and cash generated from operations as well as our available credit facilities will be sufficient to meet our working capital, debt and capital expenditure needs for at least the next twelve months. Our ability to sustain our working capital position is subject to a number of risks that we discuss in Part II, Item 1A, Risk Factors, in this Quarterly Report on Form 10-Q.

During fiscal 2020, we expect expenditures for property, plant and equipment for our company plus our portion of the capital expenditures by our Flash Ventures joint venture with Kioxia for its operations to aggregate approximately $1.7 billion. After consideration of the Flash Ventures’ lease financing of its capital expenditures and cash flow from operations, we expect the Flash Ventures to continue to return cash to our company through net payments on our notes receivable during the remainder of fiscal 2020. As such, we expect net cash used for our purchases of property, plant and equipment and net activity in notes receivable relating to Flash Ventures to be a cash inflow of approximately $250 million. The total expected cash to be used could vary depending on the timing and completion of various capital projects and the availability, timing and terms of related financing.

During fiscal 2019, we made the determination that it was our intention to repatriate all of our foreign undistributed earnings as a result of the 2017 Act, except a portion of our foreign undistributed earnings, which could result in additional federal taxes based on interpretive guidance issued by the IRS. After consideration of this interpretative guidance affecting the taxation of a certain portion of our foreign undistributed earnings, we made the determination that we do not intend to repatriate this portion of our foreign undistributed earnings and did not establish an accrual for this liability.
A total of $2.14 billion and $2.37 billion of our Cash and cash equivalents was held outside of the U.S. as of April 3, 2020 and June 28, 2019, respectively. As a result of the change in our permanent reinvestment assertion, there are no material tax consequences that were not previously accrued for on the repatriation of this cash.

Operating Activities

Cash flow from operating activities primarily consists of net income, adjusted for non-cash charges, plus or minus changes in operating assets and liabilities. This represents our principal source of cash. Net cash used for changes in operating assets and liabilities was $331 million for the nine months ended April 3, 2020, as compared to $7 million of net cash used for changes in operating assets and liabilities for the nine months ended March 29, 2019. Changes in our operating assets and liabilities are largely affected by our working capital requirements, which are dependent on the effective management of our cash conversion cycle as well as timing of payments for taxes. Our cash conversion cycle measures how quickly we can convert our products into cash through sales. The cash conversion cycles were as follows:

	Three Months Ended
	April 3, 2020	March 29, 2019
	(in days)
Days sales outstanding	43	30
Days in inventory	89	101
Days payables outstanding	(63)	(55)
Cash conversion cycle	69	76

Changes in days sales outstanding (“DSO”) are generally due to the linearity of shipments. Changes in days in inventory (“DIO”) are generally related to the timing of inventory builds. Changes in days payables outstanding (“DPO”) are generally related to production volume and the timing of purchases during the period. From time to time, we modify the timing of payments to our vendors. We make modifications primarily to manage our vendor relationships and to manage our cash flows, including our cash balances. Generally, we make the payment term modifications through negotiations with our vendors or by granting to, or receiving from, our vendors’ payment term accommodations.

For the three months ended April 3, 2020, DSO increased by 13 days over the prior year, primarily reflecting lower factoring of receivables and the timing of shipments and customer collections. We have seen no significant deterioration in our receivables as a result of COVID-19. DIO decreased by 12 days over the prior year, reflecting higher stocking levels of HDD inventory in the prior year in response to the plant closure in Kuala Lumpur. DPO increased by 8 days over the prior year, primarily reflecting resumptions of normal flash production volumes as well as routine variations in the timing of purchases and payments during the period.

Investing Activities

Net cash provided by investing activities for the nine months ended April 3, 2020 primarily consisted of a $627 million net decrease in notes receivable issuances to Flash Ventures, partially offset by $432 million of capital expenditures and $22 million for acquisitions. Net cash used in investing activities for the nine months ended March 29, 2019 primarily consisted of $722 million of capital expenditures and a net $288 million increase in notes receivable issuances to Flash Ventures to fund its capital expansion.

Our cash equivalents are primarily invested in money market funds that invest in U.S. Treasury securities and U.S. Government agency securities. In addition, from time to time, we invest directly in U.S. Treasury securities, U.S. and international government agency securities, certificates of deposit, asset backed securities and corporate and municipal notes and bonds.

Financing Activities

During the nine months ended April 3, 2020, net cash used in financing activities primarily consisted of $919 million for repayment of debt, $445 million to pay dividends on our common stock and $69 million for taxes paid on vested stock awards under employee stock plans, partially offset by $79 million of proceeds from the issuance of stock under our employee stock plans. Net cash used in financing activities for the nine months ended March 29, 2019 primarily consisted of $613 million for the repayment of our revolving credit facility and other debt, $563 million for share repurchases, $438 million to pay dividends on our common stock and $109 million for taxes paid on vested stock awards under employee stock plans, partially offset by $66 million of proceeds from the issuance of stock under our employee stock plans. We are suspending our dividend to reinvest in the business and to support our ongoing deleveraging efforts. We will reevaluate our dividend policy as our leverage ratio improves.

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

Short and Long-term Liquidity

Contractual Obligations and Commitments

The following is a summary of our known contractual cash obligations and commercial commitments as of April 3, 2020:

	Total	Remaining three months of 2020	2021-2022	2023-2024	Beyond 2024
	(in millions)
Long-term debt, including current portion(1)	$9,774	$63	$537	$6,874	$2,300
Interest on debt	1,296	50	644	383	219
Flash Ventures related commitments(2)	5,977	991	3,505	1,239	242
Operating leases	309	12	73	54	170
Purchase obligations and other commitments	3,309	1,146	994	831	338
Mandatory Deemed Repatriation Tax	1,039	—	198	285	556
Total	$21,704	$2,262	$5,951	$9,666	$3,825

(1)Principal portion of debt, excluding discounts and issuance costs.
(2)Includes reimbursement for depreciation and lease payments on owned and committed equipment, funding commitments for loans and equity investments and payments for other committed expenses, including R&D and building depreciation. Funding commitments assume no additional operating lease guarantees. Additional operating lease guarantees can reduce funding commitments.

Debt

In addition to our existing debt, we have $2.25 billion available under our revolving credit facility, subject to customary conditions under the credit agreement. Additional information regarding our indebtedness, including information about availability under our revolving credit facility and the principal repayment terms, interest rates, covenants and other key terms of our outstanding indebtedness, is included in Part I, Item 1, Note 7, Debt, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and in Part II, Item 8, Note 6, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 28, 2019. The credit agreement governing our revolving credit facility and Term Loan A-1 requires us to comply with certain financial covenants, consisting of a leverage ratio and an interest coverage ratio. As of April 3, 2020, we were in compliance with these financial covenants.

Flash Ventures

Flash Ventures sells to and leases back from a consortium of financial institutions a portion of its tools and has entered into equipment lease agreements of which we guarantee half or all of the outstanding obligations under each lease agreement. The leases are subject to customary covenants and cancellation events that relate to Flash Ventures and each of the guarantors. The occurrence of a cancellation event could result in an acceleration of the lease obligations and a call on our guarantees. As of April 3, 2020, we were in compliance with all covenants under these Japanese lease facilities. See Part I, Item 1, Note 9, Related Parties and Related Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding Flash Ventures.

Purchase Obligations and Other Commitments

In the normal course of business, we enter into purchase orders with suppliers for the purchase of components used to manufacture our products. These purchase orders generally cover forecasted component supplies needed for production during the next quarter, are recorded as a liability upon receipt of the components, and generally may be changed or canceled at any time prior to shipment of the components. We also enter into long-term agreements with suppliers that contain fixed future commitments, which are contingent on certain conditions such as performance, quality and technology of the vendor’s components. These arrangements are included under “Purchase obligations and other commitments” in the table above.

Mandatory Deemed Repatriation Tax

The following is a summary of our estimated mandatory deemed repatriation tax obligations that are payable in the following fiscal years (in millions):

April 3, 2020
Remaining three months of 2020	$—
2021	99
2022	99
2023	99
2024	186
2025	247
2026	309
Total	$1,039

For additional information regarding our estimate of the total tax liability for the mandatory deemed repatriation tax, see Part II, Item 8, Note 13, Income Tax Expense, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 28, 2019.

Unrecognized Tax Benefits

As of April 3, 2020, the liability for unrecognized tax benefits (excluding accrued interest and penalties) was approximately $710 million. Accrued interest and penalties related to unrecognized tax benefits as of April 3, 2020 was approximately $136 million. Of these amounts, approximately $716 million could result in potential cash payments. We are not able to provide a reasonable estimate of the timing of future tax payments related to these obligations.

Interest Rate Swap

We have generally held a balance of fixed and variable rate debt. At April 3, 2020, we had $6.34 billion of variable rate debt, comprising 65% of the par value of our debt. To balance the portfolio and moderate our exposure to fluctuations in interest rates underlying our variable debt, we entered into pay-fixed interest rate swaps on $2.00 billion notional amount, which effectively converts a portion of our term loan to fixed rates through February 2023. After giving effect to the $2.00 billion of interest rate swaps, we effectively had $4.34 billion of Long-term debt subject to variations in interest rates and a one percent increase in the variable rate of interest would increase annual expense by $43 million.

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

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program for the repurchase of up to $5.0 billion of our common stock, which authorization is effective through July 25, 2023. For the nine months ended April 3, 2020, we did not make any stock repurchases. The remaining amount available to be repurchased under our current stock repurchase program as of April 3, 2020 was $4.5 billion. Repurchases under the stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan.

Cash Dividend

Since the first quarter of 2013, we have issued a quarterly cash dividend. During the nine months ended April 3, 2020, we declared aggregate cash dividends of $1.50 per share on our outstanding common stock totaling $448 million, of which $150 million was paid on April 17, 2020. We are suspending our dividend to reinvest in the business and to support our ongoing deleveraging efforts. We will reevaluate our dividend policy as our leverage ratio improves.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risk during the nine months ended April 3, 2020. For a discussion of our exposure to market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 28, 2019.

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

The recent COVID-19 pandemic could adversely affect our business, results of operations and financial condition.

The COVID-19 pandemic and efforts to control its spread have impacted and will continue to impact our workforce and operations, and those of our strategic partners, customers, suppliers and logistics providers. These impacts have included and may include under-absorbed overhead, increased logistics and other costs and decreased product output. While our manufacturing facilities and those used by Flash Ventures are all currently operational, in some cases with exemptions from government restrictions, this is subject to change based on evolving conditions related to the pandemic.

The effects of the pandemic are uncertain and difficult to predict, but may include:

•Further disruptions to our supply chain, our operations or those of our strategic partners, customers or suppliers caused by employees or others contracting COVID-19, or governmental orders to contain the spread of COVID-19 such as travel restrictions, quarantines, shelter in place orders, trade controls, and business shutdowns;

•A global economic downturn or a recession causing a decrease in short- or long-term demand for our products, resulting in industry oversupply and decreases of average selling prices (“ASPs”), which would impact our profitability;

•Deterioration of worldwide credit markets that may limit our ability or increase our cost to obtain external financing to fund our operations and capital expenditures and result in a higher rate of losses on our accounts receivables due to customer credit defaults;

•Extreme volatility in financial markets which has and may continue to adversely impact our stock price and our ability to access the financial markets on acceptable terms;

•Increased data security and technology risk as many employees transition to work from home arrangements, including possible outages to systems and technologies critical to remote work and increased data privacy risk with cybercriminals attempting to take advantage of the disruption; and

•Management’s ongoing commitment of significant time, attention and resources to respond to the pandemic.

The degree to which the pandemic ultimately impacts our business and results of operations will depend on future developments beyond our control which are highly uncertain and cannot be predicted at this time, including the severity and duration of the pandemic, the extent of actions to contain or treat COVID-19, the effectiveness of government stimulus programs, any possible resurgence of COVID-19 that may occur after the initial outbreak subsides, how quickly and to what extent normal economic and operating activity can resume, and the severity and duration of the global economic downturn that results from the pandemic. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in more detail in this “Risk Factors” section, such as those relating to adverse global or regional conditions, our highly competitive industry, supply chain disruption, demand conditions and our ability to forecast demand, cost saving initiatives, our indebtedness and liquidity, and cyber attacks.

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

Our revenue and future growth are significantly dependent on the growth of international markets, and we may face difficulties in entering or maintaining international sales markets. We are subject to risks associated with our global manufacturing operations and global marketing and sales efforts, as well as risks associated with our utilization of and reliance on contract manufacturers, including:

•obtaining requisite governmental permits and approvals, compliance with foreign laws and regulations and changes in foreign laws and regulations;

•the need to comply with regulations on international business, including the Foreign Corrupt Practices Act, the United Kingdom Bribery Act 2010, the anti-bribery laws of other countries and rules regarding conflict minerals;

•copyright levies or similar fees or taxes imposed in European and other countries;

•exchange, currency and tax controls and reallocations;

•weaker protection of IP rights;

•trade restrictions, such as export controls, export bans, embargoes, sanctions, license and certification requirements (including semiconductor, encryption and other technology), new or increased tariffs and fees and complex customs regulations; and

•difficulties in managing international operations, including appropriate internal controls.

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

In May 2019, we entered into definitive agreements with Kioxia regarding a new 3D NAND wafer fabrication facility in Kitakami, Iwate, Japan, known as “K1.” Under the K1 agreement, we agreed to, among other things, fund 50% of K1’s initial production line. Output from the initial production line, which began in the third quarter of fiscal year 2020, could be delayed, reduced or otherwise fail to meet our expectations. As K1 is located at a new manufacturing site, K1 could be particularly susceptible to delays and other challenges in the production ramp and yields, qualification of wafers, shipment of samples to customers and customer approval process. Further, although we intend to continue to jointly invest with Kioxia to ramp up manufacturing capacity at K1, there is no certainty as to when, and on what terms, we will do so. If and for so long as our share of the K1 capacity falls below a specified threshold, we will be responsible for bearing fixed costs associated with K1’s operations at that threshold, which could adversely affect our financial results.

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

In addition, the success of our technology transitions and product development and introduction depends on a number of other factors, including:

•R&D expenses and results;

•difficulties faced in manufacturing ramp;

•market acceptance/qualification;

•effective management of inventory levels in line with anticipated product demand;

•the vertical integration of some of our products, which may result in more capital expenditures and greater fixed costs than if we were not vertically integrated;

•our ability to cost effectively respond to customer requests for new products or features and software associated with our products;

•our ability to increase our software development capability; and

•the effectiveness of our go-to-market capability in selling new products.

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

We have entered into strategic relationships with various partners for future product development, sales growth and the supply of technologies, components, equipment and materials for use in our product design and manufacturing, including our partnership with Kioxia for flash-based memory development and manufacturing. These strategic relationships are subject to various risks that could adversely affect the value of our investments and our results of operations and financial condition. These risks include, but are not limited to, the following:

•our interests could diverge from our partners’ interests or we may not agree with co-venturers on ongoing activities, technology transitions or on the amount, timing or nature of further investments in the relationship;

•we may experience difficulties and delays in product and technology development at, ramping production at, and transferring technology to, our business ventures;

•our control over the operations of our business ventures is limited;

•due to financial constraints, our co-venturers may be unable to meet their commitments to us or may pose credit risks for our transactions with them;

•due to differing business models, financial constraints or long-term business goals, our partners may decide not to join us in funding capital investment by our business ventures, which may result in higher levels of cash expenditures by us or prevent us from proceeding in the investment;

•we may lose the rights to technology or products being developed by the strategic relationship, including if any of our co-venturers is acquired by another company or otherwise transfers its interest in the business venture, files for bankruptcy or experiences financial or other losses;

•a bankruptcy event involving a co-venturer could result in the early termination or adverse modification of the business venture or agreements governing the business venture;

•we may experience difficulties or delays in collecting amounts due to us from our co-venturers;

•the terms of our arrangements may turn out to be unfavorable; and

•changes in tax, legal or regulatory requirements may necessitate changes in the agreements with our co-venturers.

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

The variety and volume of products we manufacture are based in part on accurately forecasting market and customer demand for our products. Accurately forecasting demand has also become increasingly difficult for us, our customers and our suppliers due to volatility in global economic conditions and industry consolidation, resulting in less availability of historical market data for certain product segments. Further, for many of our original equipment manufacturers (“OEM”) customers utilizing just-in-time inventory, we do not generally require firm order commitments and instead receive a periodic forecast of requirements, which may prove to be inaccurate. In addition, because our products are designed to be largely interchangeable with competitors’ products, our demand forecasts may be impacted significantly by the strategic actions of our competitors. As forecasting demand becomes more difficult, the risk that our forecasts are not in line with demand increases. If our forecasts exceed actual market demand, we could experience periods of product oversupply, excess inventory, and price decreases, which could impact our sales, ASPs and gross margin, thereby adversely affecting our operating results and our financial condition. If market demand increases significantly beyond our forecasts or beyond our ability to add manufacturing capacity, then we may not be able to satisfy customer product needs, possibly resulting in a loss of market share if our competitors are able to meet customer demands. In addition, some of our components have long lead-times, requiring us to place orders several months in advance of anticipated demand. Such long lead-times increase the risk of excess inventory or loss of sales in the event our forecasts vary substantially from actual demand.

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

As of April 3, 2020, our total indebtedness was $9.77 billion in aggregate principal, and we had $2.25 billion of additional borrowing availability under our revolving credit facility, subject to customary conditions under the credit agreement.

Our high level of debt could have significant consequences, which include, but are not limited to, the following:

•limiting our ability to obtain additional financing for working capital, capital expenditures, acquisitions or other general corporate purposes;

•requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes;

•imposing financial and other restrictive covenants on our operations, including limiting our ability to (i) declare or pay dividends or repurchase shares of our common stock; (ii) purchase assets, make investments, complete acquisitions, consolidate or merge with or into, or sell all or substantially all of our assets to, another person; (iii) dispose of assets; (iv) incur liens; and (v) enter into transactions with affiliates; and

•making us more vulnerable to economic downturns and limiting our ability to withstand competitive pressures or take advantage of new opportunities to grow our business.

Our ability to meet our debt service obligations, comply with our debt covenants and deleverage depends on our cash flows and financial performance, which are affected by financial, business, economic and other factors. The rate at which we will be able to or choose to deleverage is uncertain. Failure to meet our debt service obligations or comply with our debt covenants could result in an event of default under the applicable indebtedness. We may be unable to cure, or obtain a waiver of, an event of default or otherwise amend our debt agreements to prevent an event of default thereunder on terms acceptable to us or at all. In that event, the debt holders could accelerate the related debt, which may result in the cross-acceleration or cross-default of other debt, leases or other obligations. We may not have sufficient funds available to repay accelerated indebtedness, and we may be required to refinance all or part of our debt, sell important strategic assets at unfavorable prices, incur additional indebtedness or issue common stock or other equity securities, which we may be unable to do on terms acceptable to us, in amounts sufficient to meet our needs or at all. Our inability to service our debt obligations or refinance our debt could have a material adverse effect on our business, operating results and financial condition. Further, if we are unable to repay, refinance or restructure our secured indebtedness, the holder of such debt could proceed against the collateral securing that indebtedness. Refinancing our indebtedness may also require us to expense previous debt issuance costs or to incur new debt issuance costs.

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

A significant portion of our sales is also made through retailers. Our success in the retail market depends in large part on our ability to maintain our brand image and corporate reputation and to expand into and gain market acceptance of our products in multiple retail market channels. Particularly in the retail market, adverse publicity, whether or not justified, or allegations of product or service quality issues, even if false or unfounded, could damage our reputation and cause our customers to choose products offered by our competitors. Further, changes to the retail environment, such as store closures caused by macroeconomic conditions or changing customer preferences, may reduce the demand for our products. If customers no longer maintain a preference for our product brands or if our retailers are not successful in selling our products, our operating results may be adversely affected.

Loss of market share with or by a key customer, or consolidation among our customer base, could harm our operating results.

During the nine months ended April 3, 2020, 44% of our revenue came from sales to our top 10 customers. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, often resulting in the allocation of risk to us as the supplier. Our ability to maintain strong relationships with our principal customers is essential to our future performance. We have experienced and may in the future experience events such as the loss of a key customer, prohibition or restriction of sales to a key customer by law, regulation or other government action, reductions in sales to or orders by a key customer, customer requirements to reduce our prices before we are able to reduce costs or the acquisition of a key customer by one of our competitors. These events would likely harm our operating results and financial condition.

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

Our quarterly operating results may be subject to significant fluctuations as a result of a number of other factors including:

•weakness in demand for one or more product categories;

•the timing of orders from and shipment of products to major customers or loss of major customers;

•our product mix;

•reductions in the ASPs of our products and lower margins;

•excess output, capacity or inventory, resulting in lower ASPs, financial charges or impairments, or insufficient output, capacity or inventory, resulting in lost revenue opportunities;

•inability to successfully implement technology transitions or other technology developments, or other failure to reduce product costs to keep pace with reduction in ASPs;

•manufacturing delays or interruptions;

•delays in design wins or customer qualifications, acceptance by customers of competing products in lieu of our products;

•variations in the cost of and lead times for components for our products, disruptions of our supply chain;

•increase in costs due to warranty claims; and

•higher costs as a result of currency exchange rate fluctuations.

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

Our standard warranties contain limits on damages and exclusions of liability for consequential damages and for misuse, improper installation, alteration, accident or mishandling while in the possession of someone other than us. We record an accrual for estimated warranty costs at the time revenue is recognized. We may incur additional expenses if our warranty provisions do not reflect the actual cost of resolving issues related to defects in our products, whether as a result of a product recall, epidemic failure or otherwise. If these additional expenses are significant, it could adversely affect our business, financial condition and operating results.

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

Flash Ventures sells to and leases back a portion of its equipment from a consortium of financial institutions. Most of the lease obligations are guaranteed 50% by us and 50% by Kioxia. Some of the lease obligations are guaranteed in full by us. As of April 3, 2020, the portion of outstanding obligations covered by our guarantees totaled approximately $1.83 billion, based upon the Japanese yen to U.S. dollar exchange rate at April 3, 2020. The leases are subject to customary covenants and cancellation events that relate to Flash Ventures and each of the guarantors. Cancellation events include, among other things, an assignment of all or a substantial part of a guarantor’s business and acceleration of other monetary debts of Flash Ventures or a guarantor above a specified threshold. If a cancellation event were to occur, Flash Ventures would be required to negotiate a resolution with the other parties to the lease transactions to avoid cancellation and acceleration of the lease obligations. Such resolution could include, among other things, supplementary security to be supplied by us, increased interest rates or waiver fees. If a resolution is not reached, we may be required to pay all of the outstanding lease obligations covered by our guarantees, which would significantly reduce our cash position and may force us to seek additional financing, which may not be available on terms acceptable to us, if at all.

If we do not resume paying a quarterly cash dividend or repurchasing shares of our common stock, the market price of our common stock could decline.

In April 2020, we suspended our quarterly cash dividend policy. In addition, we have not repurchased shares of our common stock pursuant to our stock repurchase program since the first quarter of fiscal 2019. Although we will reevaluate paying cash dividends and repurchasing shares of our common stock when appropriate, there can be no assurance if, when or at what level we may resume these activities. If we choose not to or are unable to resume paying cash dividends or repurchasing shares of our common stock in the future, the market price of our common stock may decline.

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

We attempt to manage the impact of foreign currency exchange rate changes by, among other things, entering into short-term foreign exchange contracts. However, these contracts may not cover our full exposure, and can be canceled by the counterparty if currency controls are put in place. Thus, our decisions and hedging strategy with respect to currency risks may not be successful and may harm our operating results. Further, the ability to enter into foreign exchange contracts with financial institutions is based upon our available credit from such institutions and compliance with covenants and other restrictions. Operating losses, third party downgrades of our credit rating or instability in the worldwide financial markets could impact our ability to effectively manage our foreign currency exchange rate risk. Hedging also exposes us to the credit risk of our counterparty financial institutions.

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

We have made and continue to make a number of estimates and assumptions relating to our consolidated financial reporting. The highly technical nature of our products and the rapidly changing market conditions with which we deal means that actual results may differ significantly from our estimates and assumptions. These changes have impacted our financial results in the past and may continue to do so in the future. Key estimates and assumptions for us include:

•price protection adjustments and other sales promotions and allowances on products sold to retailers, resellers and distributors;

•inventory adjustments for write-down of inventories to lower of cost or net realizable value;

•testing of goodwill and other long-lived assets for impairment;

•accruals for product returns;

•accruals for litigation and other contingencies;

•valuation allowances on deferred tax assets;

•liabilities for unrecognized tax benefits; and

•provisional estimates related to tax reform.

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

The market price of our common stock has been, and may continue to be, volatile. Factors that may significantly affect the market price of our common stock include the following:

•actual or anticipated fluctuations in our operating results, including those resulting from the seasonality of our business;

•perceptions about our strategic relationships and joint ventures, access to supply of flash-based memory, new technologies and technology transitions;

•announcements of technological innovations or new products by us or our competitors, which may decrease the volume and profitability of sales of our existing products and increase the risk of inventory obsolescence;

•strategic actions by us or competitors, such as acquisitions and restructurings;

•periods of severe pricing pressures due to oversupply or price erosion resulting from competitive pressures or industry consolidation;

•proposed or adopted regulatory changes or developments or anticipated or pending investigations, proceedings or litigation that involve or affect us or our competitors;

•failure to meet analysts’ revenue or earnings estimates or changes in financial estimates or publication of research reports and recommendations by financial analysts relating specifically to us or the storage industry in general;

•announcements relating to dividends and share repurchases; and

•macroeconomic conditions that affect the market generally and, in particular, developments related to market conditions for our industry.

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

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 8, 2006)
3.2	Amended and Restated By-Laws of Western Digital Corporation, as amended effective as of May 2, 2018 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on May 7, 2018)
10.1	Offer Letter, dated February 18, 2020, to David Goeckeler†*
10.2	Notice of Grant of Restricted Stock Units and Restricted Stock Unit Award Agreement – CEO Sign-On Award†*
10.3	Notice of Grant of Performance Stock Units and Performance Stock Unit Award Agreement – TSR Measure (CEO Sign-On Award)†*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document - formatted in Inline XBRL†
101.SCH	XBRL Taxonomy Extension Schema Document†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

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
Dated: May 8, 2020