Form 10-K
period 2020-07-03
WESTERN DIGITAL CORP
filed 2020-08-28
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 3, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on January 3, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $15.7 billion, based on the closing sale price as reported on the Nasdaq Global Select Market.
There were 302,525,787 shares of common stock, par value $0.01 per share, outstanding as of the close of business on August 19, 2020.

Documents Incorporated by Reference
Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2020 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the 2020 fiscal year. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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
•our share repurchase program and resumption of our quarterly cash dividend policy;
•expectations regarding the repatriation of funds from our foreign operations;
•our beliefs regarding tax benefits and the timing of future payments, if any, relating to the unrecognized tax benefits, and the adequacy of our tax provisions;
•expectations regarding capital investments and sources of funding for those investments; and
•our beliefs regarding the sufficiency of our available liquidity to meet our working capital, debt and capital expenditure needs.

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

  PART I

Item 1. Business

General

Western Digital Corporation (“Western Digital”) is a leading developer, manufacturer, and provider of data storage devices and solutions that address the evolving needs of information technology (“IT”) and the infrastructure that enables the proliferation of data in virtually every industry. We create environments for data to thrive. We are driving the innovation needed to help customers capture, preserve, access and transform an ever-increasing diversity of data. Everywhere data lives, from advanced data centers to mobile sensors to personal devices, our industry-leading solutions deliver the possibilities of data.

Our broad portfolio of technology and products address the following key end markets: Client Devices; Data Center Devices and Solutions; and Client Solutions. We also generate license and royalty revenue from our extensive intellectual property (“IP”), which is included in each of these three end market categories.

Founded in 1970 in Santa Ana, California and now headquartered in San Jose, California, Western Digital has one of the technology industry’s most valuable patent portfolios with approximately 13,500 active patents worldwide. Since 2009, we have been a Standard & Poor’s 500 (“S&P 500”) company. We have a rich heritage of innovation and operational excellence, a wide range of IP assets and broad research and development (“R&D”) capabilities. The unabated growth and value of data continues, creating a global need for a larger and more capable storage infrastructure. We continue to transform ourselves to address this growth by providing what we believe to be the broadest range of storage technologies in the industry with a comprehensive product portfolio and global reach. Our devices and solutions are made using either rotating magnetic technology, hard disk drives (“HDD”), or semiconductor technology, referred to as flash-based memory (“flash”).

We enable cloud service providers to build more powerful, cost effective and efficient data centers. We have deep relationships with a large range of original equipment manufacturers (“OEM”) and data center customers currently addressing storage opportunities, such as storage subsystem suppliers, major server OEMs, Internet and social media infrastructure players, and personal computer (“PC”) and Mac™ OEMs. We have also built strong consumer brands by providing effective tools to manage fast-accumulating libraries of personal content. Western Digital data-centric solutions are comprised of the Western Digital®, G-Technology™, SanDisk® and WD® brands. Our products are sold through distribution, retail and direct channels worldwide. We are a vertically integrated company with deep capabilities to transform disk drive and flash-based components into products and solutions. We operate a series of joint ventures with Kioxia Corporation (“Kioxia,” formerly known as Toshiba Memory Corporation) that provide us with industry leading flash-based memory wafers that we use in our products (see “Ventures with Kioxia” section below).

We are well positioned to capitalize on the ongoing expansion in digital content generation and management. This fundamental trend is linked directly to commercial enterprises’ and consumers’ need for data storage and extraction of value from the data. The ways in which people and organizations are creating and using data are changing and the amount of data considered useful to store is expanding. More digital content is being stored and managed in a cloud environment on both HDDs and flash-based solid state drives (“SSD”). With a focus on innovation and value creation, our goal is to grow through strong execution and targeted investments in data center infrastructure, mobility and the cloud.

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

Competition

Our industry is highly competitive. We compete with manufacturers of HDDs and flash-based memory for client devices and solutions, and data center devices and solutions. In HDD, we compete with Seagate Technology plc and Toshiba Electronic Devices & Storage Corporation. In flash, we compete with vertically integrated suppliers such as Intel Corporation, Kioxia, Micron Technology, Inc., Samsung Electronics Co., Ltd., SK hynix, Inc., Yangtze Memory Technologies Co., Ltd. and numerous smaller companies that assemble flash into products.

Business Strategy

Our overall strategy is to leverage our technology, innovation and execution capabilities to be an industry-leading and broad-based developer, manufacturer and provider of storage devices and solutions that support the infrastructure that has enabled the unabated proliferation of data. We believe we are the only company in the world with large-scale capabilities to develop and manufacture a portfolio of integrated data storage solutions that are based on both rotating magnetic and flash memory technologies. We strive to successfully execute our strategy through the following foundational elements in order to deliver the best outcome for our customers, partners, investors and employees:

•Technology Leadership: We continue to innovate and develop advanced technologies across platforms for both HDD and flash to deliver timely new products and solutions to meet growing demands for scale, performance and cost efficiency in the market.

•Broad Product Portfolio: We leverage our capabilities in firmware, software and systems in both HDD and flash to deliver compelling and differentiated integrated storage solutions to our customers that offer the best combinations of performance, cost, power consumption, form factor, quality and reliability, while creating new use cases for our solutions in emerging markets.

•Operational Excellence: We are focused on delivering the best value for our customers in data center, client and consumer markets through a relentless focus on appropriately scaling our operations across both HDD and flash technologies to efficiently support business growth, achieving best in class cost, quality and cycle-time, maintaining industry leading manufacturing capabilities, and having a competitive advantage in supply-chain management.

Our strategy provides the following benefits, which distinguish us in the dynamic and competitive data storage industry:

•differentiates us as the leading developer and manufacturer of integrated products and solutions based on both HDD and flash, making us a more strategic supply partner to our large-scale customers who have storage needs across the data infrastructure ecosystem;

•enables scaling for efficiency and flexibility, allowing us to leverage our HDD and flash R&D and capital expenditures to deliver storage solutions to multiple markets;

•results in continued diversification of our HDD and flash storage solutions portfolio and entry into additional growing adjacent markets; and

•allows us to achieve strong financial performance, including healthy cash generation, thereby enabling organic and inorganic business investments and facilitating our ongoing deleveraging efforts.

Data Storage Solutions

We offer a broad line of data storage solutions to meet the evolving storage needs of end markets which include the following:

Client Devices

Client Devices consist of HDDs and SSDs for computing devices, such as desktop and notebook PCs, smart video systems, gaming consoles and set top boxes; flash-based embedded storage products for mobile phones, tablets, notebook PCs and other portable and wearable devices, automotive, Internet of Things (“IoT”), industrial and connected home applications; and flash-based memory wafers and components. Our HDDs and SSDs are designed for use in devices requiring high performance, reliability and capacity with various attributes such as low cost per gigabyte (“GB”), quiet acoustics, low power consumption and protection against shocks.

Data Center Devices and Solutions

Data Center Devices and Solutions consist of high-capacity enterprise HDDs and high-performance enterprise SSDs, and platforms. Our capacity enterprise helium hard drives provide high capacity storage needs and low total cost of ownership per GB for the growing cloud data center market. These drives are primarily for use in data storage systems, in tiered storage models and where data must be stored reliably for years. Our high-performance enterprise class SSDs include high-performance flash-based SSDs and software solutions which are optimized for performance applications providing a range of capacity and performance levels primarily for use in enterprise servers, supporting high volume on-line transactions, data analysis and other enterprise applications. We also provide higher value data storage platforms to the market.

Client Solutions

Client Solutions consist of HDDs and SSDs embedded into external storage products and removable flash-based products, which include cards, universal serial bus (“USB”) flash drives and wireless drives. Our external HDD storage products in both mobile and desktop form factors provide affordable, high quality, reliable storage for backup and capacity expansion that are designed to keep digital content secure. We offer client portable SSDs with a range of capacities and performance characteristics to address a broad spectrum of the client storage market. Our removable cards are designed primarily for use in consumer devices, such as mobile phones, tablets, imaging systems, still cameras, action video cameras and smart video systems. Our USB flash drives are used in the computing and consumer markets and are designed for high-performance and reliability. Our wireless drive products allow in-field back up of created content, as well as wireless streaming of high-definition movies, photos, music and documents to tablets, smartphones and PCs.

Technology

Rotating Magnetic Storage

HDDs provide non-volatile data storage based on the recording of magnetic information on a rotating disk. We have successfully developed and commercialized HDDs that operate in an enclosed helium environment, instead of air, delivering industry leading HDD capacity and performance attributes. Our improvements in HDD capacity, which lower product costs over time, have been enabled largely through advancements in recording head and magnetic media technology. We develop and manufacture substantially all of the recording heads and magnetic media used in our hard drive products. We invest considerable resources in R&D, manufacturing infrastructure and capital equipment for recording head and media technology, as well as other aspects of the magnetic recording system such as HDD mechanics, controller and firmware technology, in order to secure our competitive position and cost structure. To support our ongoing efforts of driving innovation and continued areal density leadership, we are actively investing in both microwave-assisted magnetic recording (“MAMR”) and heat-assisted magnetic recording (“HAMR”) technology. As part of our energy-assisted recording technology roadmap, in 2019 we introduced our 16-, 18-, and 20-terabyte drives that are using energy-assisted perpendicular magnetic recording (“ePMR”) technology.

Solid State Storage

Solid state storage products provide non-volatile data storage based on flash technology. We develop and manufacture solid state storage products in different form factors for a variety of different markets, including enterprise or cloud storage, client storage, automotive, mobile devices and removable memory devices.

Our solid state storage products utilize our captive flash-based technology which we develop and manufacture through our business ventures with Kioxia. We devote significant research and development resources to the development of highly reliable, high-performance, cost-effective flash-based technology. Over time, we have successfully developed and commercialized an increased number of storage bits per cell in an increasingly smaller form factor, further driving cost reductions. Following our introduction and commercialization in 2018 of products based on 4-bits-per-cell architectures (“QLC technology”) and on 3-dimensional flash technology (“3D NAND”), which we refer to as BiCS4, we started shipping products based on QLC and our 4th generation 96-layer BiCS4 technologies in 2019. Our BiCS4 QLC technology delivers an industry-leading storage capacity of 1.33 terabits on a single chip. We have also begun initial shipments of our 5th generation 112-layer BiCS5 products. In addition, we implemented our advanced UFS and e.MMC interface in a new portfolio of advanced embedded flash drives to empower smartphone users to unlock the full potential of today’s data-driven applications and experiences. We also provide a range of embedded storage solutions for customers developing high-end, highly demanding, and data-intensive automotive applications.

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

Our products generally leverage a common platform for various products within product families, and in some cases across product families, resulting in the commonality of components which reduces our exposure to changes in demand, facilitates inventory management and allows us to achieve lower costs through purchasing economies. This platform strategy also enables our customers to leverage their qualification efforts onto successive product models. For a discussion of associated risks, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K.

Research and Development

We devote substantial resources to the development of new products and the improvement of existing products. We focus our engineering efforts on coordinating our product design and manufacturing processes to bring our products to market in a cost-effective and timely manner. For a discussion of associated risks, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K.

Patents, Licenses and Proprietary Information

We rely on a combination of patents, trademarks, copyright and trade secret laws, confidentiality procedures and licensing arrangements to protect our IP rights.

We have approximately 13,500 active patents worldwide and have many patent applications in process. We continually seek additional United States (“U.S.”) and international patents on our technology. We believe that, although our active patents and patent applications have considerable value, the successful manufacturing and marketing of our products also depends upon the technical and managerial competence of our staff. Accordingly, the patents held and applied for cannot alone ensure our future success.

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

Substantially all of our flash-based supply requirements for our flash-based products is obtained from our business ventures with Kioxia, which provide us with leading-edge, high-quality and low-cost flash memory wafers. This represents our captive supply and we are obligated to take our share of the output from these ventures or pay the fixed costs associated with that capacity. See “Ventures with Kioxia” below for additional information. While substantially all of our flash memory supply utilized for our products is purchased from these ventures, from time-to-time, we also purchase flash memory from other flash manufacturers, which we refer to as non-captive. While we do not unilaterally control the operations of our ventures with Kioxia, we believe that our business venture relationship with Kioxia helps us to reduce the costs of producing our products, increases our ability to control the quality of our products and speeds delivery of our products to our customers. Our vertically integrated manufacturing operations for our flash-based products are concentrated in three locations, with our business ventures with Kioxia located primarily in Yokkaichi, Japan, and our in-house assembly and test operations located in Shanghai, China and Penang, Malaysia.

We also leverage the efficiencies of contract manufacturers when strategically advantageous. For a discussion of associated risks, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K.

Materials and Supplies

HDD consists primarily of recording heads, magnetic media and a printed circuit board assembly. We design and manufacture substantially all of the recording heads and magnetic media required for our products. As a result, we are more dependent upon our own development and execution efforts and less reliant on recording head and magnetic media technologies developed by other manufacturers. We depend on an external supply base for all remaining components and materials for use in our HDD product design, manufacturing, and testing.

Our flash-based products consist of flash memory, controllers and firmwares. Substantially all of our flash-based memory is supplied by our business ventures with Kioxia. Controllers are primarily designed in-house and manufactured by third-party foundries or acquired from third-party suppliers. We believe the use of our in-house assembly and test facilities, as well as contract manufacturers, provides flexibility and gives us access to increased production capacity. We have developed deep relationships with these vendors and Kioxia to establish continuous supply of flash-based memory and controllers.

We generally retain multiple suppliers for our component requirements but, for business or technology reasons, we source some of our components from a limited number of sole or single source providers. Currently, we believe that there are no major issues with component availability. For a discussion of associated risks, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K.

Ventures with Kioxia

We and Kioxia currently operate three business ventures in 300-millimeter flash-based manufacturing facilities in Japan, which provide us leading-edge, cost-competitive flash-based memory wafers for our end products. Through Flash Partners Ltd., Flash Alliance Ltd., and Flash Forward Ltd., which we collectively refer to as Flash Ventures, we and Kioxia collaborate in the development and manufacture of flash-based memory wafers using semiconductor manufacturing equipment owned or leased by each of the Flash Venture entities. We hold a 49.9% ownership position in each of the Flash Venture entities. Each Flash Venture entity purchases wafers from Kioxia at cost and then resells those wafers to us and Kioxia at cost plus a small mark-up. We are obligated to pay for variable costs incurred in producing our share of Flash Ventures’ flash-based memory wafer supply, based on our three-month forecast, which generally equals 50% of Flash Ventures’ output. In addition, we are obligated to pay for half of Flash Ventures’ fixed costs regardless of the output we choose to purchase. We are also obligated to fund 49.9% to 50% of each Flash Ventures entity’s capital investments to the extent that Flash Ventures entity’s operating cash flow is insufficient to fund these investments. We co-develop flash technologies (including process technology and memory design) with Kioxia and contribute IP for Flash Ventures’ use.

The agreements governing the operations of the Flash Venture entities also set out a framework for any investment by the joint venture partners in flash manufacturing capacity. Since its inception, Flash Ventures’ primary manufacturing site has been located in Yokkaichi, Japan. The Yokkaichi site, which is owned and operated by Kioxia, currently includes five wafer fabrication facilities. We have jointly invested, and intend to continue to jointly invest, with Kioxia in manufacturing equipment for the Yokkaichi fabrication facilities. In May 2019, we entered into additional agreements to extend Flash Ventures to a new wafer fabrication facility, known as “K1.” Located in Kitakami, Japan, K1 is operated by Kioxia Iwate Corporation, a wholly owned subsidiary of Kioxia. The primary purpose of K1 is to provide clean room space to continue the transition of existing flash-based wafer capacity to newer technology nodes. Output from the initial production line at K1 began in the third quarter of fiscal year 2020. Meaningful output from K1 is not expected to begin until the end of calendar year 2020.

For a discussion of risks associated with our business ventures with Kioxia, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K.

Sales and Distribution

We maintain sales offices in selected parts of the world including the major geographies of the Americas, Asia Pacific, Europe and the Middle East. Our international sales, which include sales to foreign subsidiaries of U.S. companies but do not include sales to U.S. subsidiaries of foreign companies, represented 72%, 78% and 78% of our net revenue for 2020, 2019 and 2018, respectively. Sales to international customers are subject to certain risks not normally encountered in domestic operations, including exposure to tariffs and various trade regulations. For a discussion of associated risks, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K.

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

Original Equipment Manufacturers. OEMs purchase our products either directly or through a contract manufacturer such as an original design manufacturer and assemble them into the devices they build and market under their own brands. OEMs typically seek to qualify two or more providers for each generation of products and generally will purchase products from those vendors for the life of that product. Many of our OEM customers utilize just-in-time inventory management processes. As a result, for certain OEMs, we maintain a base stock of finished goods inventory in facilities located near or adjacent to the OEM’s operations. In addition, we sell flash storage solutions directly to customers that offer our products under their own brand name in the retail market, which we also classify as OEMs.

Cloud. A large and growing customer base are those who integrate our storage solutions to provide services to other companies and end users primarily through the cloud. This customer base includes hyper-scale users that utilize our storage solutions to provide cloud-based services and infrastructure including information technology services, social media, gaming, streaming media, research and other services to an ever-increasing market. This group of customers purchase either directly, through an integrator, an original design manufacturer (“ODM”), an OEM or a combination of channels.

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

For each of 2020, 2019 and 2018, no single customer accounted for 10% or more of our net revenue. For a discussion of associated risks, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K. For additional information regarding revenue recognition and major customers, see Part II, Item 8, Note 1, Organization and Basis of Presentation, and Note 10, Business Segment, Revenue Information, Geographic Information and Concentration of Risk, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Seasonality

We have historically experienced seasonal fluctuations in our business with higher levels of demand in the first and second quarters of our fiscal year as a result of increased customer spending. Seasonality can also be impacted by the growth in emerging markets and macroeconomic conditions. For a discussion of associated risks, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K.

Service and Warranty

We generally warrant our newly manufactured products against defects in materials and workmanship from one to five years from the date of sale depending on the type of product, with a small number of products having a warranty ranging up to ten years or more. Our warranty obligation is generally limited to repair or replacement. We have engaged third parties in various countries in multiple regions to provide various levels of testing, processing, or recertification of returned products for our customers. For additional information regarding our service and warranty policy, see Part II, Item 8, Note 1, Organization and Basis of Presentation, and Note 3, Supplemental Financial Statement Data, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

For a discussion of associated risks, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K.

Employees

As of July 3, 2020, we employed a total of approximately 63,800 employees worldwide, excluding temporary employees and contractors. Many of our employees are highly skilled and our continued success depends in part upon our ability to attract and retain such employees. Accordingly, we offer our employees compensation and benefit programs that we believe are, in the aggregate, competitive with those offered by our competitors.

While the substantial majority of our employees are not party to a collective bargaining agreement, nearly half of our employees in Japan and China and a portion of our employees in Malaysia are subject to collective bargaining agreements. We consider our employee relations to be good. For a discussion of associated risks, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K.

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

•We seek to protect the human rights and civil liberties of our employees through policies, procedures, and programs that avoid risks of compulsory and child labor, both within our company and throughout our supply chain.

•We foster a workplace of dignity, respect, diversity, and inclusion through our recruiting and advancement practices, internal communications, and employee resource groups.

•We educate our employees annually on relevant ethics and compliance topics, publish accessible guidance on ethical issues and related company resources in our Global Code of Conduct, and encourage reporting of ethical concerns through any of several global and local reporting channels.

•We support local communities throughout the world, focusing on hunger relief, environmental quality, and STEM (science, technology, engineering, and math) education, especially for underrepresented and underprivileged youth.

•We utilize a robust integrated management system, with associated policies and procedures, to evaluate and manage occupational health and safety risks, environmental compliance, and chemical and hazardous substance risks.

•We innovate to reduce the energy used by our products, the energy used to manufacture them, and the amount of new materials required to manufacture them.

•We proactively protect the health and safety of our employees through policies and practices that help employees maintain safe distances from others (including remote work and social distancing at our facilities), ensure our facilities are regularly sanitized, and provide support to employees who have been or are at risk of being infected by dangerous viruses though an emergency leave plan for absences caused directly or indirectly by COVID-19.

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

The COVID-19 pandemic could adversely affect our business, results of operations and financial condition.

The COVID-19 pandemic and efforts to control its spread have impacted and will continue to impact our workforce and operations, and those of our strategic partners, customers, suppliers and logistics providers. These impacts have included and may continue to include under-absorbed overhead, increased logistics and other costs, decreased demand for our products and manufacturing challenges, including decreased product output. While our manufacturing facilities and those used by Flash Ventures are all currently operational, in some cases with exemptions from government restrictions, this is subject to change based on evolving conditions related to the pandemic.

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

•A deepening of the global economic downturn or a recession causing a decrease or shift in short- or long-term demand for our products, resulting in industry oversupply and decreases of average selling prices (“ASPs”), which would adversely impact our profitability;

•Further deterioration of worldwide credit markets that may limit our ability or increase our cost to obtain external financing to fund our operations and capital expenditures and result in a higher rate of losses on our accounts receivables due to customer credit defaults;

•Extreme volatility in financial markets which has and may continue to adversely impact our stock price and our ability to access the financial markets on acceptable terms;

•Increased data security and technology risk as many employees continue to work from home, including possible outages to systems and technologies critical to remote work and increased data privacy risk with cybercriminals attempting to take advantage of the disruption;

•Reduced productivity or other disruptions of our operations if essential workers in our factories or those returning to our worksites are exposed to or spread COVID-19 to other employees; and

•Management’s ongoing commitment of significant time, attention and resources to respond to the pandemic.

The degree to which the pandemic ultimately impacts our business and results of operations will depend on future developments beyond our control which are highly uncertain and cannot be predicted at this time, including the severity and duration of the pandemic, the extent of actions to contain or treat COVID-19, the effectiveness of government stimulus programs, any possible resurgence of COVID-19 that may occur after the current outbreak subsides, how quickly and to what extent normal economic and operating activity can resume, and the severity and duration of the global economic downturn that results from the pandemic. The COVID-19 pandemic may also have the effect of heightening many of the other risks described in more detail in this “Risk Factors” section, such as those relating to adverse global or regional conditions, our highly competitive industry, supply chain disruption, demand conditions and our ability to forecast demand, cost saving initiatives, our indebtedness and liquidity, and cyber attacks.

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

Under the Flash Ventures agreements, we have limited power to unilaterally direct most of the activities that most significantly impact Flash Ventures’ performance and we have limited ability to source or fabricate flash-based memory outside of Flash Ventures. Lack of alignment with Kioxia with respect to Flash Ventures could adversely impact our ability to stay at the forefront of technological advancement and our investment in Flash Ventures and otherwise harm our business. Misalignment could arise due to changes in Kioxia’s strategic priorities, management, ownership and/or access to capital, which has changed significantly recently and could continue to change. Kioxia’s stakeholders may include, or have included in the past, flash and HDD competitors, customers, a private equity firm and a bank owned by the Government of Japan or public shareholders, if Kioxia publicly lists its shares in the future. Kioxia’s management changes, ownership and capital structure could lead to delays in decision-making, disputes, or changes in strategic direction that could adversely impact Flash Ventures and/or adversely affect our business prospects, results of operations and financial condition. There may exist conflicts of interest between Kioxia’s stakeholders and Flash Ventures or us with respect to, among other things, protecting and growing Flash Ventures’ business, IP and competitively sensitive confidential information.

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

In May 2019, we entered into definitive agreements with Kioxia regarding a new 3D NAND wafer fabrication facility in Kitakami, Iwate, Japan, known as “K1.” Output from Flash Ventures’ initial production line at K1 began in the third quarter of fiscal year 2020. As K1 is located at a new manufacturing site, K1 could be particularly susceptible to delays and other challenges in the production ramp and yields, qualification of wafers, shipment of samples to customers and customer approval processes. Further, although we intend to continue to jointly invest with Kioxia to ramp up manufacturing capacity at K1, there is no certainty as to when, and on what terms, we will do so. If and for so long as our share of the K1 capacity falls below a specified threshold, we will be responsible for bearing fixed costs associated with K1’s operations at that threshold, which could adversely affect our financial results.

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

We depend on an external supply base for technologies, software (including firmware), preamps, controllers, dynamic random-access memory, components, equipment and materials for use in our product design and manufacturing. We also depend on suppliers for a portion of our wafer testing, chip assembly, product assembly and product testing, and on service suppliers for providing technical support for our products. In addition, we use logistics partners to manage our just-in-time hubs, distribution centers and freight from suppliers to our factories and from our factories to our customers throughout the world. Many of the components and much of the equipment we acquire must be specifically designed to be compatible for use in our products or for developing and manufacturing our future products, and are only available from a limited number of suppliers, some of whom are our sole-source suppliers. We are therefore dependent on these suppliers to be able and willing to meet our business needs including dedicating adequate engineering resources to develop components that can be successfully integrated into our products, technology and equipment.

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

Our operations, and those of certain of our suppliers and customers, are subject to substantial risk of damage or disruption.

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

Our success depends upon the continued contributions of our key management, staff and skilled employees, many of whom would be extremely difficult to replace. Changes in our key management team can result in loss of continuity, loss of accumulated knowledge, departure of other key employees, disruptions to our operations and inefficiency during transitional periods. Global competition for skilled employees in the technology related industry is intense, and our business success becomes increasingly dependent on our ability to retain our key staff and skilled employees, to implement succession plans for our key management and staff, to attract, integrate and retain new skilled employees, including employees from acquisitions, and to make decisions to realign our business to take advantage of efficiencies or reduce redundancies. Changes in immigration policies may impair our ability to recruit and hire technical and professional talent. Our employee hiring and retention also depend on our ability to build and maintain a diverse and inclusive workplace culture and be viewed as an employer of choice. Additionally, because a substantial portion of our key employees’ compensation is placed “at risk” and linked to the performance of our business, including through equity compensation, when our operating results are negatively impacted, we may be at a competitive disadvantage for retaining and hiring key management, staff and skilled employees versus other companies that may pay a relatively higher portion of base compensation. If we are unable to hire and retain key management, staff or skilled employees, our operating results would likely be harmed.

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

As of July 3, 2020, our total indebtedness was $9.71 billion in aggregate principal, and we had $2.25 billion of additional borrowing availability under our revolving credit facility, subject to customary conditions under the credit agreement.

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

Our credit agreement uses the London Interbank Offered Rate (“LIBOR”) as a reference rate for our term loans and revolving credit facility, such that the applicable interest rate may, at our option, be calculated based on LIBOR. In July 2017, the U.K.’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. In April 2018, the Federal Reserve Bank of New York began publishing a Secured Overnight Funding Rate, which is intended to replace U.S. dollar LIBOR. Plans for alternative reference rates for other currencies have also been announced. At this time, we cannot predict how markets will respond to these proposed alternative rates or the effect of any changes to LIBOR or the discontinuation of LIBOR. If LIBOR is no longer available or if our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows. In addition, replacing LIBOR with an alternative reference rate for any of our debt could be a taxable event.

We may from time to time seek to further refinance our substantial indebtedness by issuing additional shares of common stock, which may dilute our existing shareholders, reduce the value of our common stock, or both.

Loss of revenue from a key customer, or consolidation among our customer base, could harm our operating results.

During the year ended July 3, 2020, 42% of our revenue came from sales to our top 10 customers. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, often resulting in the allocation of risk to us as the supplier. Our ability to maintain strong relationships with our principal customers is essential to our future performance. We have experienced and may in the future experience events such as the loss of a key customer, prohibition or restriction of sales to a key customer by law, regulation or other government action, reductions in sales to or orders by a key customer, customer requirements to reduce our prices before we are able to reduce costs or the acquisition of a key customer by one of our competitors. These events would likely harm our operating results and financial condition. Further, government authorities may implement laws or regulations or take other actions that could result in significant changes to the business or operating models of our customers. Such changes could adversely affect our operating results.

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

Also, the storage ecosystem is constantly evolving, and our traditional customer base is changing. Fewer companies now hold greater market share for certain applications and services, such as cloud storage and computing platforms, mobile, social media, shopping and streaming media. As a result, the competitive landscape is changing, giving these companies increased leverage in negotiating prices and other terms of sale, which could adversely affect our profitability. In addition, the changes in our evolving customer base create new selling and distribution patterns to which we must adapt. To remain competitive, we must respond to these changes by ensuring we have proper scale in this evolving market, as well as offer products that meet the technological requirements of this customer base at competitive pricing points. To the extent we are not successful in adequately responding to these changes, our operating results and financial condition could be harmed.

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

We are subject to laws, rules, and regulations relating to the collection, use, and security and privacy of third-party data including data that relates to or identifies an individual person. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, and among us, our subsidiaries and other parties with which we have commercial relations. Our possession and use of third-party data, including personal data and employee data in conducting our business, subjects us to legal and regulatory burdens that require us to notify vendors, customers or employees or other parties with which we have commercial relations of a data security breach and to respond to regulatory inquiries and to enforcement proceedings. Laws and regulations relating to the collection, use, and security and privacy of third-party data change over time and new laws and regulations become effective from time to time. For example, the California Consumer Privacy Act (“CCPA”), which became effective January 1, 2020, imposes new obligations on certain companies doing business in California with respect to the personal information of California residents. These obligations include new notice and privacy policy requirements, as well as new obligations to respond to requests to know and access personal information, delete personal information and say no to the sale of personal information. Global privacy and data protection legislation, enforcement, and policy activity in this area are rapidly expanding and evolving, and may be inconsistent from jurisdiction to jurisdiction. Compliance requirements and even our inadvertent failure to comply with applicable laws may cause us to incur substantial costs, subject us to proceedings by governmental entities or others, and cause us to incur penalties or other significant legal liability, or lead us to change our business practices.

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

From time to time, we are involved in litigation, including antitrust and commercial matters, putative securities class action suits and other actions. We are the plaintiff in some of these actions and the defendant in others. Some of the actions seek injunctive relief, including injunctions against the sale of our products, and substantial monetary damages, which if granted or awarded, could materially harm our business, financial condition and operating results. From time to time, we may also be the subject of inquiries, requests for information, investigations and actions by government and regulatory agencies regarding our businesses. Any such matters could result in material adverse consequences to our results of operations, financial condition or ability to conduct our business, including fines, penalties or restrictions on our business activities.

Litigation is subject to inherent risks and uncertainties that may cause actual results to differ materially from our expectations. In the event of an adverse outcome in any litigation, investigation or governmental proceeding, we could be required to pay substantial damages, fines or penalties and cease certain practices or activities, including the manufacture, use and sale of products. With or without merit, such matters can be complex, can extend for a protracted period of time, can be very expensive and the expense can be unpredictable. Litigation initiated by us could also result in counter-claims against us, which could increase the costs associated with the litigation and result in our payment of damages or other judgments against us. In addition, litigation, investigations or governmental proceedings and any related publicity may divert the efforts and attention of some of our key personnel, affect demand for our products and harm the market prices of our securities.

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

Flash Ventures sells to and leases back a portion of its equipment from a consortium of financial institutions. Most of the lease obligations are guaranteed 50% by us and 50% by Kioxia. Some of the lease obligations are guaranteed in full by us. As of July 3, 2020, the portion of outstanding obligations covered by our guarantees totaled approximately $1.90 billion, based upon the Japanese yen to U.S. dollar exchange rate at July 3, 2020. The leases are subject to customary covenants and cancellation events that relate to Flash Ventures and each of the guarantors. Cancellation events include, among other things, an assignment of all or a substantial part of a guarantor’s business and acceleration of other monetary debts of Flash Ventures or a guarantor above a specified threshold. If a cancellation event were to occur, Flash Ventures would be required to negotiate a resolution with the other parties to the lease transactions to avoid cancellation and acceleration of the lease obligations. Such resolution could include, among other things, supplementary security to be supplied by us, increased interest rates or waiver fees. If a resolution is not reached, we may be required to pay all of the outstanding lease obligations covered by our guarantees, which would significantly reduce our cash position and may force us to seek additional financing, which may not be available on terms acceptable to us, if at all.

If we do not resume paying a quarterly cash dividend or repurchasing shares of our common stock, the market price for our common stock could decline.

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

Some of our OEM customers have adopted a subcontractor model that requires us to contract directly with companies, such as ODMs, that provide manufacturing and fulfillment services to our OEM customers. Because these subcontractors are generally not as well capitalized as our direct OEM customers, this subcontractor model exposes us to increased credit risks. Our agreements with our OEM customers may not permit us to increase our product prices to alleviate this increased credit risk. Additionally, as we attempt to expand our OEM and distribution channel sales into emerging economies such as Brazil, Russia, India and China, the customers with the most success in these regions may have relatively short operating histories, making it more difficult for us to accurately assess the associated credit risks. Our customers’ credit risk may also be exacerbated by an economic downturn or other adverse global or regional economic conditions. Any credit losses we may suffer as a result of these increased risks, or as a result of credit losses from any significant customer, especially in situations where there are term extensions under existing contracts with such customers, would increase our operating costs, which may negatively impact our operating results.

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

•adverse publicity, whether or not justified;

•failure to meet analysts’ revenue or earnings estimates or changes in financial estimates or publication of research reports and recommendations by financial analysts relating specifically to us or the storage industry in general;

•announcements relating to dividends and share repurchases; and

•macroeconomic conditions or other events that affect the market generally and, in particular, developments or events impacting our industry.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal executive offices are located in San Jose, California. Our leased facilities are occupied under leases that expire at various times through 2034. Our principal manufacturing, R&D, marketing and administrative facilities as of July 3, 2020 were as follows:

Location	Buildings Owned or Leased	Approximate Square Footage	Description
United States
California
Fremont	Leased	290,000	Manufacturing of head wafers and R&D
Irvine	Leased	434,000	R&D, administrative, marketing and sales
Milpitas	Owned	589,000	R&D, marketing and sales, and administrative
San Jose	Owned and Leased	2,561,000	Manufacturing of head wafers, head, media and product development, R&D, administrative, marketing and sales
Colorado
Longmont	Leased	87,000	R&D
Colorado Springs	Leased	59,000	R&D
Minnesota
Rochester	Leased	121,000	Product development
Asia
China
Shanghai	Owned	774,000	Assembly and test of SSDs
Shenzhen	Owned and Leased	563,000	Manufacturing of media
Japan
Fujisawa	Owned	661,000	Product development
Malaysia
Johor	Owned	277,000	Manufacturing of substrates
Kuala Lumpur	Owned	145,000	R&D and administrative
Kuching	Owned	285,000	Manufacturing and development of substrates
Penang	Owned	1,683,000	Assembly and test of SSDs, manufacturing of media, and R&D
Philippines
Laguna	Owned	632,000	Manufacturing of HGAs and slider fabrication
Thailand
Bang Pa-In	Owned	1,578,000	Slider fabrication, manufacturing of HDDs and HGAs, and R&D
Prachinburi	Owned	838,000	Manufacturing of HDDs
India
Bangalore	Owned and Leased	638,000	R&D and administrative
Middle East
Israel
Kfar Saba	Owned	167,000	R&D
Tefen	Owned	64,000	R&D

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is listed on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “WDC.” The approximate number of holders of record of our common stock as of August 19, 2020 was 920.

Repurchases of Equity Securities

We have not repurchased shares of our common stock pursuant to our stock repurchase program since the first quarter of fiscal 2019. For additional information about our share repurchase program see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Stock Repurchase Program.

Dividends

In April 2020, we suspended our quarterly cash dividend policy. For more information about our dividend policy see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Cash Dividends.

Stock Performance Graph

The following graph compares the cumulative total stockholder return of our common stock with the cumulative total return of the S&P 500 Index and the Dow Jones U.S. Technology Hardware & Equipment Index for the five years ended July 3, 2020. The graph assumes that $100 was invested in our common stock at the close of market on July 2, 2015 and that all dividends were reinvested. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.
TOTAL RETURN TO STOCKHOLDERS
(Assumes $100 investment on July 2, 2015)

Total Return Analysis

	July 2, 2015	July 1, 2016	June 30, 2017	June 29, 2018	June 28, 2019	July 3, 2020
Western Digital Corporation	$100.00	$59.58	$116.72	$104.45	$67.05	$61.61
S&P 500 Index	$100.00	$103.99	$122.60	$140.23	$154.83	$166.45
Dow Jones U.S. Technology Hardware & Equipment Index	$100.00	$92.31	$130.38	$169.84	$183.12	$266.37

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

	July 3, 2020	June 28, 2019	June 29, 2018	June 30, 2017	July 1, 2016
	(in millions, except per share and employee data)
Revenue, net	$16,736	$16,569	$20,647	$19,093	$12,994
Gross profit	3,781	3,752	7,705	6,072	3,435
Net income (loss)	(250)	(754)	675	397	242

Income (loss) per common share:
Basic	$(0.84)	$(2.58)	$2.27	$1.38	$1.01
Diluted	$(0.84)	$(2.58)	$2.20	$1.34	$1.00

Cash dividends declared per common share	$1.50	$2.00	$2.00	$2.00	$2.00

Working capital	$4,642	$4,660	$6,182	$6,712	$5,635
Total assets	$25,662	$26,370	$29,235	$29,860	$32,862
Long-term debt	$9,289	$10,246	$10,993	$12,918	$13,660
Shareholders’ equity	$9,551	$9,967	$11,531	$11,418	$11,145

Number of employees (1)	63,800	61,800	71,600	67,600	72,900

(1) Excludes temporary employees and contractors.

Results for Kazan Networks, Inc., Tegile Systems, Inc., Upthere, Inc., and SanDisk Corporation, which were acquired on September 10, 2019, September 15, 2017, August 25, 2017 and May 12, 2016, respectively, are included in our operating results only after their respective dates of acquisition.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws, and should be read in conjunction with the disclosures we make concerning risks and other factors that may affect our business and operating results. You should read this information in conjunction with the Consolidated Financial Statements and the notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K. See also “Forward-Looking Statements” immediately prior to Part I, Item 1 of this Annual Report on Form 10-K.

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

Our fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every five to six years, we report a 53-week fiscal year to align the fiscal year with the foregoing policy. Fiscal year 2020, which ended on July 3, 2020, is comprised of 53 weeks, with the first quarter consisting of 14 weeks and the remaining quarters consisting of 13 weeks each. Fiscal years 2019, which ended on June 28, 2019, and 2018, which ended on June 29, 2018, were each comprised of 52 weeks, with all quarters presented consisting of 13 weeks.

Key Developments

COVID-19 Pandemic

In March 2020, the World Health Organization declared COVID-19 a pandemic, and the United States declared a national emergency. In the intervening months, COVID-19 has spread globally and led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to reduce its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business limitations and closures (subject to exceptions for essential operations and businesses), quarantines and shelter-in-place orders.
Although some of these governmental restrictions have since been lifted or scaled back, a recent surge of COVID-19 infections has resulted in the re-imposition of certain restrictions and may lead to other restrictions being re-implemented in response to efforts to reduce the spread of COVID-19. These measures may remain in place for a significant amount of time. In light of these events, we have taken actions to protect the health and safety of our employees while continuing to serve our global customers as an essential business. We have implemented more thorough sanitation practices as outlined by health organizations and instituted social distancing policies at our locations around the world, including working from home, limiting the number of employees attending meetings, reducing the number of people in our sites at any one time, and suspending employee travel. These actions have resulted in some reductions of production levels, particularly impacting our manufacture of hard drives, as we adapt to a more limited number of employees in facilities and, as a result, we have incurred charges of approximately $110 million in costs related to under-absorbed overhead and higher logistics and other costs during the year ended July 3, 2020.

As an essential business, we continue to provide products and solutions that enable the proliferation of data and facilitate the sharing of information remotely, which has become more critical as much of the world is interacting from areas of self-isolation. While we have experienced some reductions of sales in certain areas such as retail in our Client Solutions end market where brick and mortar operations have been impacted, we have seen strong demand for capacity enterprise products in our Data Center Devices and Solutions end market as the current environment has accelerated the movement to the cloud. As such, our net revenue for the year ended July 3, 2020 was not significantly impacted by COVID-19. We currently expect some softening in Cloud demand as these customers absorb recent capacity expansions, but expect some improvement in retail demand as countries begin to ease their lockdown restrictions and as brick and mortar locations shift more of their operations online. However, we cannot predict the duration of this crisis and how demand may change if it becomes more protracted.

We will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. See “The COVID-19 pandemic could adversely affect our business, results of operations and financial condition” in Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K for more information regarding the risks we face as a result of the COVID-19 pandemic.

Flash Ventures

Through our three business ventures with Kioxia Corporation (“Kioxia”), referred to as “Flash Ventures”, we and Kioxia operate flash-based memory wafer manufacturing facilities in Japan. We are obligated to pay for variable costs incurred in producing our share of Flash Ventures’ flash-based memory wafer supply, based on our three-month forecast, which generally equals 50% of Flash Ventures’ output. In addition, we are obligated to pay for half of Flash Ventures’ fixed costs regardless of the output we choose to purchase. We are also obligated to fund 49.9% to 50% of each Flash Ventures entity’s capital investments to the extent that Flash Ventures entity’s operating cash flow is insufficient to fund these investments.

Since its inception, Flash Ventures’ primary manufacturing site has been located in Yokkaichi, Japan, which currently includes five wafer fabrication facilities. These facilities historically operated near 100% of their manufacturing capacity. As a result of supply/demand imbalance for flash-based products arising in the prior year, we temporarily reduced our utilization of our share of Flash Ventures’ manufacturing capacity to an abnormally low level for several quarters to more closely align our flash-based wafer supply with the projected demand. As a result of this temporary reduction to abnormally low production levels, we incurred $264 million associated with the reduction in utilization, which was recorded as a charge to cost of revenue in the year ended June 28, 2019. In addition, levels at the Yokkaichi site were temporarily reduced as a result of an unexpected power outage incident that occurred in the Yokkaichi region on June 15, 2019. The power outage incident impacted the facilities and process tools and resulted in the damage of flash wafers in production. The incident resulted in a reduction of our flash wafer availability by approximately 4 exabytes, the majority of which was contained in the first quarter of fiscal year 2020. As a result of this power outage incident, we incurred aggregate charges of $68 million and $145 million recorded in Cost of revenue in the years ended July 3, 2020 and June 28, 2019, respectively, which primarily consisted of the write-off of damaged inventory and unabsorbed manufacturing overhead costs. We continue to pursue recovery of our losses associated with this event; however, the total amount of recovery cannot be estimated at this time.

In May 2019, we entered into additional agreements with Kioxia to extend Flash Ventures to a new wafer fabrication facility, known as “K1,” located in Kitakami, Japan. The primary purpose of K1 is to provide clean room space to continue the transition of existing flash-based wafer capacity to newer technology nodes. Output from the initial production line at K1 began in the third quarter of fiscal year 2020, although meaningful output from K1 is not expected to begin until the end of calendar 2020. We have paid for most of our share of initial K1 equipment investments and relocation costs. Other period expenses associated with the initial production ramp at K1 will begin trailing off as output increases toward the end of the calendar year. We also agreed to prepay an aggregate of approximately $360 million over a 3-year period beginning in the first half of fiscal year 2020 toward K1 building depreciation, to be credited against future wafer charges. As of July 3, 2020, remaining committed prepayments totaled $206 million.

Exit of Storage Systems Business

In September 2019, we announced our intention to exit Storage Systems, which consisted of IntelliFlash and ActiveScale. These actions allow us to redirect investments to other higher value priorities. In November 2019, we completed the sale of IntelliFlash for a price of $28 million, to be collected over the next three years. The sale of our IntelliFlash business included an immaterial amount of inventory, other tangible and intangible assets, and goodwill and resulted in a gain of approximately $17 million recorded in Employee termination, asset impairment, and other charges in the Consolidated Statements of Operations for the year ended July 3, 2020. Additionally, in March 2020, we completed the sale of ActiveScale. The net assets sold and the proceeds from the sale of ActiveScale were not material.

Results of Operations

Summary Comparison of 2020, 2019 and 2018

The following table sets forth, for the periods presented, selected summary information from our Consolidated Statements of Operations by dollars and percentage of net revenue(1):

	2020		2019		2018
	(in millions, except percentages)
Revenue, net	$16,736	100.0%	$16,569	100.0%	$20,647	100.0%
Cost of revenue	12,955	77.4	12,817	77.4	12,942	62.7
Gross profit	3,781	22.6	3,752	22.6	7,705	37.3
Operating Expenses:
Research and development	2,261	13.5	2,182	13.2	2,400	11.6
Selling, general and administrative	1,153	6.9	1,317	7.9	1,473	7.1
Employee termination, asset impairment, and other charges	32	0.2	166	1.0	215	1.0
Total operating expenses	3,446	20.6	3,665	22.1	4,088	19.8
Operating income	335	2.0	87	0.5	3,617	17.5
Interest and other income (expense):
Interest income	28	0.2	57	0.3	60	0.3
Interest expense	(413)	(2.5)	(469)	(2.8)	(676)	(3.3)
Other income (expense), net	4	—	38	0.2	(916)	(4.4)
Total interest and other expense, net	(381)	(2.3)	(374)	(2.3)	(1,532)	(7.4)
Income (loss) before taxes	(46)	(0.3)	(287)	(1.7)	2,085	10.1
Income tax expense	204	1.2	467	2.8	1,410	6.8
Net income (loss)	$(250)	(1.5)%	$(754)	(4.6)%	$675	3.3%
(1) Percentages may not total due to rounding.

The following table sets forth, for the periods presented, summary information regarding our revenue(1):

	Year Ended
	2020	2019	2018
	(in millions)
Revenue by Product
Hard disk drives (“HDD”)	$8,967	$8,746	$10,698
Flash-based	7,769	7,823	9,949
Total Revenue	$16,736	$16,569	$20,647

Revenue by End Market
Client Devices	$7,160	$8,095	$10,108
Data Center Devices & Solutions	6,228	5,038	6,075
Client Solutions	3,348	3,436	4,464
Total Revenue	$16,736	$16,569	$20,647

Revenue by Geography
Americas	$5,444	$4,361	$5,622
Europe, Middle East and Africa	2,926	3,109	3,858
Asia	8,366	9,099	11,167
Total Revenue	$16,736	$16,569	$20,647
Exabytes Shipped	518	383	389

(1) Revenue for 2020 and 2019 are presented in accordance with Accounting Standards Codification (“ASC”) Topic 606. Revenue for 2018 is presented in accordance with ASC Topic 605. For information related to our transition from Topic 605 to Topic 606, see Part II, Item 8, Note 1, Organization and Basis of Presentation, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Net Revenue

Net revenue was relatively flat in 2020 compared to 2019. Higher volumes of memory generated approximately 30 percentage points of exabyte growth year over year, split relatively evenly between HDD and Flash products, which was largely offset by lower average selling prices. Our revenue for Data Center Devices and Solutions increased 24% year over year, reflecting approximately 46 percentage points of growth in exabytes of storage, primarily driven by strength in capacity enterprise HDD and Flash, which we believe reflects an acceleration in the movement to cloud driven by remote working conditions as a result of COVID-19. This growth was partially offset by lower average selling prices. Client Devices revenue declined 12% year over year, which primarily reflects lower average selling prices in HDD and mobility products. Client Solutions revenue declined 3% year over year, which reflects a decline of approximately 12 percentage points due to lower average selling prices, primarily on retail products, partially offset by an increase in volume of Flash products.

The changes in net revenue by geography reflect a decrease in Asia in 2020 primarily driven by our decision to limit our participation in the mobile market and our exit from multi-chip package solutions sales, resulting in lower sales to manufacturers in the Asia region, and a slight increase in the Americas driven by increased sales of capacity enterprise HDD.

For 2020, 2019 and 2018, our top 10 customers accounted for 42%, 45% and 42%, respectively, of our net revenue. For each of 2020, 2019 and 2018, no single customer accounted for 10% or more of our net revenue.

Consistent with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. For 2020, 2019 and 2018, these programs represented 16%, 15% and 12%, respectively, of gross revenues, and adjustments to revenue due to changes in accruals for these programs have generally averaged less than 1% of gross revenue over the last three fiscal years. The amounts attributed to our sales incentive and marketing programs generally vary according to several factors including industry conditions, list pricing strategies, seasonal demand, competitor actions, channel mix and overall availability of products. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue.

Gross Profit and Gross Margin

Gross profit and gross margin for 2020 were relatively flat compared to 2019, which reflected lower aggregate charges for amortization expense on acquired intangible assets, manufacturing underutilization charges, and charges related to the power outage incident, which aggregated $678 million for 2020 compared to $1.2 billion for 2019. These lower costs were offset by the impact of lower average selling prices, as noted above; the impact of COVID-related costs; and higher per-unit overhead costs in HDD as we ramp up production on our new 18-terabyte drives. We expect gross margins to be constrained in the near term as we continue to ramp up production on our new drives and continue to incur COVID-related costs.

Operating Expenses

Research and development (“R&D”) expense increased $79 million in 2020 compared to 2019 primarily due to approximately $30 million of additional expense related to the additional week in the current year and increased variable compensation, partially offset by savings from our exit from the storage systems business and lower outside services and travel and entertainment (“T&E”) spending.

Selling, general and administrative (“SG&A”) expense decreased $164 million in 2020 compared to 2019 primarily due to savings realized from our exit from the storage systems business, lower outside services and T&E spending, partially offset by approximately $10 million of additional expense related to the additional week in the current year and increased variable compensation.

Employee termination, asset impairment and other charges decreased from the prior year as many of the actions initiated in the prior year have been substantially completed. For additional information regarding employee termination, asset impairment and other charges, see Part II, Item 8, Note 15, Employee Termination, Asset Impairment and Other Charges, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Interest and Other Income (Expense)

The decreases in total interest and other expense, net in 2020 compared to 2019 primarily reflect decreases in interest expense resulting from the pay-down of principal on our debt and lower index rates, partially offset by decreases in Interest income resulting from lower invested cash and lower rates of return, as well as lower gains on foreign currency transactions.

Income Tax Expense

The following table sets forth income tax information from our Consolidated Statements of Operations by dollar and effective tax rate:

	2020	2019	2018
	(in millions, except percentages)
Income (loss) before taxes	$(46)	$(287)	$2,085
Income tax expense	204	467	1,410
Effective tax rate	(443)%	(163)%	68%

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

The primary drivers of the difference between the effective tax rate for 2020 and the U.S. Federal statutory rate of 21% are the relative mix of earnings and losses by jurisdiction, the deduction for foreign derived intangible income, credits and tax holidays in Malaysia, Philippines and Thailand that will expire at various dates during fiscal years 2021 through 2030. In addition, the effective tax rate for 2020 includes the discrete effect of a de-recognition of $31 million for certain deferred tax assets associated with creditable foreign withholding taxes due to the issuance of final regulatory guidance. The regulatory guidance does not preclude us from potentially claiming these creditable taxes as a period benefit when paid.

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

A discussion of our results of operations for 2018, including a comparison of such results of operations to 2019, is included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended June 28, 2019 filed with the Securities and Exchange Commission on August 27, 2019.

Liquidity and Capital Resources

The following table summarizes our statements of cash flows:

	2020	2019	2018
	(in millions)
Net cash provided by (used in):
Operating activities	$824	$1,547	$4,205
Investing activities	278	(1,272)	(1,655)
Financing activities	(1,508)	(1,829)	(3,900)
Effect of exchange rate changes on cash	(1)	4	1
Net decrease in cash and cash equivalents	$(407)	$(1,550)	$(1,349)

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

During fiscal 2021, we expect expenditures for property, plant and equipment for our company plus our portion of the capital expenditures by our Flash Ventures joint venture with Kioxia for its operations to aggregate approximately $3.1 billion. After consideration of the Flash Ventures’ lease financing of its capital expenditures and net operating cash flow, we expect net cash used for our purchases of property, plant and equipment and net activity in notes receivable relating to Flash Ventures to be a cash outflow of approximately $1.3 billion during fiscal 2021. The total expected cash to be used could vary depending on the timing and completion of various capital projects and the availability, timing and terms of related financing.

During fiscal 2019, we made the determination that it was our intention to repatriate all of our foreign undistributed earnings as a result of the 2017 Act, except a portion of our foreign undistributed earnings, which could result in additional federal taxes based on interpretive guidance issued by the IRS. After consideration of this interpretative guidance affecting the taxation of a certain portion of our foreign undistributed earnings, we made the determination that we do not intend to repatriate this portion of our foreign undistributed earnings and did not establish an accrual for this liability of $1.25 billion.
A total of $2.12 billion and $2.37 billion of our Cash and cash equivalents was held outside of the U.S. as of July 3, 2020 and June 28, 2019, respectively. As a result of the change in our permanent reinvestment assertion, there are no material tax consequences that were not previously accrued for on the repatriation of this cash.

Operating Activities

Cash flow from operating activities primarily consists of net income, adjusted for non-cash charges, plus or minus changes in operating assets and liabilities. This represents our principal source of cash. Net cash used for changes in operating assets and liabilities was $757 million for 2020, as compared to $260 million net cash used for changes in operating assets and liabilities for 2019. Changes in our operating assets and liabilities are largely affected by our working capital requirements, which are dependent on the effective management of our cash conversion cycle as well as timing of payments for taxes. Our cash conversion cycle measures how quickly we can convert our products into cash through sales. The cash conversion cycles were as follows:

	2020	2019	2018
	(in days)
Days sales outstanding	52	26	39
Days in inventory	85	93	83
Days payables outstanding	(66)	(54)	(71)
Cash conversion cycle	71	65	51

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

For 2020, DSO increased by 26 days over the prior year, reflecting 6 days for lower factoring of receivables, and 4 days resulting from balance sheet reclassifications of certain customer incentives in connection with the adoption of ASC Topic 606 related to recognition of agreements with customers. The additional increase primarily reflects the timing of shipments and customer collections. We have seen no significant deterioration in our receivables as a result of COVID-19. DIO decreased by 8 days over the prior year, reflecting higher stocking levels of HDD inventory in the prior year in response to the plant closure in Kuala Lumpur. DPO increased by 12 days over the prior year, primarily reflecting resumptions of flash production volumes as well as routine variations in the timing of purchases and payments during the period.

Investing Activities

Net cash provided by investing activities in 2020 primarily consisted of a $931 million net decrease in notes receivable issuances to Flash Ventures, partially offset by $647 million of capital expenditures and $22 million for acquisitions. Net cash used in investing activities in 2019 primarily consisted of $876 million of capital expenditures and a net $598 million increase in notes receivable issuances to Flash Ventures to fund its capital expansion.

Our cash equivalents are primarily invested in money market funds that invest in U.S. Treasury securities and U.S. Government agency securities. In addition, from time to time, we invest directly in U.S. Treasury securities, U.S. and international government agency securities, certificates of deposit, asset backed securities and corporate and municipal notes and bonds.

Financing Activities

During 2020, net cash used in financing activities primarily consisted of $982 million for repayment of debt (of which $257 million was for scheduled principal payments and $725 million was for voluntary prepayments), $595 million to pay dividends on our common stock and $72 million for taxes paid on vested stock awards under employee stock plans, partially offset by $141 million of cash from the issuance of stock under our employee stock plans. Net cash used in financing activities in 2019 primarily consisted of $681 million for the repayment of our revolving credit facility and other debt, $584 million to pay dividends on our common stock, and $563 million for share repurchases. On July 31, 2020, we made an incremental voluntary prepayment of $150 million on our Term Loan B-4.

In April 2020, we suspended our dividend policy to reinvest in the business and to support our ongoing deleveraging efforts. We will reevaluate our dividend policy as our leverage ratio improves.

A discussion of our cash flows for the year ended June 29, 2018 is included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, included in our Annual Report on Form 10-K for the year ended June 28, 2019 filed with the Securities and Exchange Commission on August 27, 2019.

Off-Balance Sheet Arrangements

Other than the commitments related to Flash Ventures incurred in the normal course of business and certain indemnification provisions (see “Short and Long-term Liquidity-Contractual Obligations and Commitments” below), we do not have any other material off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets, or any other obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not included in the Consolidated Financial Statements. Additionally, with the exception of Flash Ventures and our joint venture with Unisplendour Corporation Limited and Unissoft (Wuxi) Group Co. Ltd. (“Unis”), referred to as the “Unis Venture”, we do not have an interest in, or relationships with, any variable interest entities. For additional information regarding our off-balance sheet arrangements, see Part II, Item 8, Note 8, Related Parties and Related Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Short and Long-term Liquidity

Contractual Obligations and Commitments

The following is a summary of our known contractual cash obligations and commercial commitments as of July 3, 2020:

	Total	1 Year (2021)	2-3 Years (2022-2023)	4-5 Years (2024-2025)	More than 5 Years (Beyond 2025)
	(in millions)
Long-term debt, including current portion(1)	$9,711	$286	$6,025	$1,100	$2,300
Interest on debt	1,152	289	519	235	109
Flash Ventures related commitments(2)	5,786	2,793	2,171	688	134
Operating leases	304	45	60	55	144
Purchase obligations and other commitments	3,657	1,851	1,146	470	190
Mandatory Deemed Repatriation Tax	1,029	106	208	417	298
Total	$21,639	$5,370	$10,129	$2,965	$3,175

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

Debt

In addition to our existing debt, we have $2.25 billion available under our revolving credit facility, subject to customary conditions under the credit agreement. Additional information regarding our indebtedness, including information about availability under our revolving credit facility and the principal repayment terms, interest rates, covenants and other key terms of our outstanding indebtedness, is included in Part II, Item 8, Note 6, Debt, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. The credit agreement governing our revolving credit facility and our term loan A-1 due 2023 requires us to comply with certain financial covenants, consisting of a leverage ratio and an interest coverage ratio. As of July 3, 2020, we were in compliance with these financial covenants.

Flash Ventures

Flash Ventures sells to and leases back from a consortium of financial institutions a portion of its tools and has entered into equipment lease agreements of which we guarantee half or all of the outstanding obligations under each lease agreement. The leases are subject to customary covenants and cancellation events that relate to Flash Ventures and each of the guarantors. The occurrence of a cancellation event could result in an acceleration of the lease obligations and a call on our guarantees. As of July 3, 2020, we were in compliance with all covenants under these Japanese lease facilities. See Part II, Item 8, Note 8, Related Parties and Related Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding Flash Ventures.

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

2021	106
2022	104
2023	104
2024	179
2025	238
2026	298
Total	$1,029

For additional information regarding our estimate of the total tax liability for the mandatory deemed repatriation tax, see Part II, Item 8, Note 13, Income Tax Expense, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 28, 2019.

Unrecognized Tax Benefits

As of July 3, 2020, the liability for unrecognized tax benefits (excluding accrued interest and penalties) was approximately $717 million. Accrued interest and penalties related to unrecognized tax benefits as of July 3, 2020 was approximately $137 million. Of these amounts, approximately $720 million could result in potential cash payments. We are not able to provide a reasonable estimate of the timing of future tax payments related to these obligations.

Interest Rate Swap

We have generally held a balance of fixed and variable rate debt. At July 3, 2020, we had $6.28 billion of variable rate debt, comprising 65% of the par value of our debt. To balance the portfolio and moderate our exposure to fluctuations in interest rates underlying our variable debt, we entered into pay-fixed interest rate swaps on $2.00 billion notional amount, which effectively converts a portion of our term loan to fixed rates through February 2023. After giving effect to the $2.00 billion of interest rate swaps, we effectively had $4.28 billion of Long-term debt subject to variations in interest rates and a one percent increase in the variable rate of interest would increase annual interest expense by $43 million.

Foreign Exchange Contracts

We purchase foreign exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for Operating expenses and product costs denominated in foreign currencies. For a description of our current foreign exchange contract commitments, see Part II, Item 8, Note 5, Derivative Instruments and Hedging Activities, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program for the repurchase of up to $5.00 billion of our common stock, which authorization is effective through July 25, 2023. For the year ended July 3, 2020, we did not make any stock repurchases and have not repurchased any shares of our common stock pursuant to our stock repurchase program since the first quarter of fiscal 2019. Although we will reevaluate the repurchasing of our common stock when appropriate, there can be no assurance if, when or at what level we may resume such activity. The remaining amount available to be repurchased under our current stock repurchase program as of July 3, 2020 was $4.50 billion. Repurchases under the stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan.

Cash Dividend

We issued a quarterly cash dividend from the first quarter of fiscal 2013 up to the third quarter of fiscal 2020. During the year ended July 3, 2020, we declared aggregate cash dividends of $1.50 per share on our outstanding common stock totaling $449 million. In April 2020, we suspended our dividend to reinvest in the business and to support our ongoing deleveraging efforts. We will reevaluate our dividend policy as our leverage ratio improves.

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

Revenue

We provide distributors and retailers (collectively referred to as “resellers”) with limited price protection for inventories held by resellers at the time of published list price reductions. We also provide resellers and original equipment manufacturers (“OEMs”) with other sales incentive programs. The Company records estimated variable consideration related to these items as a reduction to revenue at the time of revenue recognition. We use judgment in our assessment of variable consideration in contracts to be included in the transaction price. We use the expected value method to arrive at the amount of variable consideration. The Company is constraining variable consideration until the likelihood of a significant revenue reversal is not probable and believes that the expected value method is the appropriate estimate of the amount of variable consideration based on the fact that we have a large number of contracts with similar characteristics.

For sales to OEMs, the Company’s methodology for estimating variable consideration is based on the amount of consideration expected to be earned based on the OEMs’ volume of purchases from the Company or other agreed upon sales incentive programs. For sales to resellers, the methodology for estimating variable consideration is based on several factors including historical pricing information, current pricing trends and channel inventory levels. Differences between the estimated and actual amounts of variable consideration are recognized as adjustments to revenue.

Marketing development program costs are typically recorded as a reduction of the transaction price and, therefore, of revenue. We net sales rebates against open customer receivable balances if the criteria to offset are met, otherwise they are recorded within other accrued liabilities.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Disclosure About Foreign Currency Risk

Although the majority of our transactions are in U.S. dollars, some transactions are based in various foreign currencies. We purchase short-term foreign exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, liabilities and commitments for product costs and Operating expenses denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on our results of operations. Substantially all of the contract maturity dates do not exceed 12 months. We do not purchase foreign exchange contracts for speculative or trading purposes. For additional information, see Part II, Item 8, Note 4, Fair Value Measurements and Investments, and Note 5, Derivative Instruments and Hedging Activities, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Due to macroeconomic changes and volatility experienced in the foreign exchange market recently, we believe sensitivity analysis is more informative in representing the potential impact to the portfolio as a result of market movement. Therefore, we have performed sensitivity analyses for 2020 and 2019, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our foreign currency derivative contracts used to offset the underlying exposures. The foreign currency exchange rates used in performing the sensitivity analyses were based on market rates in effect at July 3, 2020 and June 28, 2019. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar would result in a foreign exchange fair value loss of $135 million and $82 million at July 3, 2020 and June 28, 2019, respectively.

During 2020, 2019 and 2018, total net realized and unrealized transaction and foreign exchange contract currency gains and losses were not material to our Consolidated Financial Statements.

Notwithstanding our efforts to mitigate some foreign exchange risks, we do not hedge all of our foreign currency exposures, and there can be no assurance that our mitigating activities related to the exposures that we hedge will adequately protect us against risks associated with foreign currency fluctuations.

Disclosure About Interest Rate Risk

Variable Interest Rate Risk

Borrowings under our revolving credit facility and our term loan A-1 due 2023 bear interest at a rate per annum, at our option, of either an adjusted London Interbank Offered Rate (“LIBOR”) (subject to a 0.0% floor) plus an applicable margin varying from 1.125% to 2.000% or a base rate plus an applicable margin varying from 0.125% to 1.000%, in each case depending on our corporate credit ratings. As of July 3, 2020, the applicable margin based on our current credit ratings was 1.5%. Borrowings under our term loan B-4 due 2023 bear interest at a rate per annum, at our option, of either an adjusted LIBOR (subject to a 0.0% floor) plus a margin of 1.75% or a base rate plus a margin of 0.75%.

We have generally held a balance of fixed and variable rate debt. At July 3, 2020, 65% of the par value of our debt was at variable rates. To balance the portfolio and moderate our exposure to fluctuations in interest rates underlying our variable debt, we entered into pay-fixed interest rate swaps on $2.00 billion notional amount, which effectively converts a portion of our term loan to fixed rates through February 2023. As of July 3, 2020, we had $6.28 billion of variable rate debt. After giving effect to the $2.00 billion of interest rate swaps, we effectively had $4.28 billion of Long-term debt subject to variations in interest rates and a one percent increase in the variable rate of interest would increase annual interest expense by $43 million.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Western Digital Corporation and subsidiaries (the Company) as of July 3, 2020 and June 28, 2019, the related consolidated statements of operations, comprehensive income (loss), cash flows, and shareholders’ equity for each of the years in the three-year period ended July 3, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of July 3, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 3, 2020 and June 28, 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended July 3, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 3, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A Controls and Procedures - Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of variable consideration for sales to resellers

As discussed in Note 1 to the consolidated financial statements, the Company provides resellers with price protection and other sales incentive programs. The Company uses judgment in its assessment of variable consideration in contracts to be included in the transaction price. The Company’s estimate of variable consideration for sales to resellers is based on several factors, including historical pricing information, current pricing trends, and channel inventory levels.

We identified the assessment of variable consideration for sales to resellers as a critical audit matter. Evaluating the assumptions used by the Company to estimate the variable consideration, specifically anticipated price decreases based on historical pricing information, current pricing trends, and channel inventory levels during the expected reseller holding period, required a higher degree of auditor judgment due to the uncertainty involved in the estimate.

The primary procedures performed to address this critical audit matter include the following. We tested certain internal controls over the Company’s process of determining the variable consideration, including controls related to the development of the assumption of anticipated price decreases during the reseller holding period. We evaluated the Company’s ability to accurately estimate the assumptions used to determine the variable consideration by comparing historically recorded variable consideration to actual subsequent payments and credits. We developed an expectation of the variable consideration for resellers based on historically recorded variable consideration and compared it to the actual variable consideration. We developed an expectation of the variable consideration for resellers based on subsequent payments and credits issued and compared it to the actual variable consideration.

/s/ KPMG LLP

We have served as the Company’s auditor since 1970.

Santa Clara, California
August 27, 2020

WESTERN DIGITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	July 3, 2020	June 28, 2019

ASSETS
Current assets:
Cash and cash equivalents	$3,048	$3,455
Accounts receivable, net	2,379	1,204
Inventories	3,070	3,283
Other current assets	551	535
Total current assets	9,048	8,477
Property, plant and equipment, net	2,854	2,843
Notes receivable and investments in Flash Ventures	1,875	2,791
Goodwill	10,067	10,076
Other intangible assets, net	941	1,711
Other non-current assets	877	472
Total assets	$25,662	$26,370
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,945	$1,567
Accounts payable to related parties	407	331
Accrued expenses	1,296	1,296
Accrued compensation	472	347
Current portion of long-term debt	286	276
Total current liabilities	4,406	3,817
Long-term debt	9,289	10,246
Other liabilities	2,416	2,340
Total liabilities	16,111	16,403
Commitments and contingencies (Notes 8, 9, 13 and 16)
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized — 5 shares; issued and outstanding — none	—	—
Common stock, $0.01 par value; authorized — 450 shares; issued — 312 shares in 2020 and 2019; outstanding — 302 shares in 2020 and 295 shares in 2019	3	3
Additional paid-in capital	3,717	3,851
Accumulated other comprehensive loss	(157)	(68)
Retained earnings	6,725	7,449
Treasury stock — common shares at cost; 10 shares in 2020 and 17 shares in 2019	(737)	(1,268)
Total shareholders’ equity	9,551	9,967
Total liabilities and shareholders’ equity	$25,662	$26,370

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended
	July 3, 2020	June 28, 2019	June 29, 2018
Revenue, net	$16,736	$16,569	$20,647
Cost of revenue	12,955	12,817	12,942
Gross profit	3,781	3,752	7,705
Operating expenses:
Research and development	2,261	2,182	2,400
Selling, general and administrative	1,153	1,317	1,473
Employee termination, asset impairment, and other charges	32	166	215
Total operating expenses	3,446	3,665	4,088
Operating income	335	87	3,617
Interest and other income (expense):
Interest income	28	57	60
Interest expense	(413)	(469)	(676)
Other income (expense), net	4	38	(916)
Total interest and other expense, net	(381)	(374)	(1,532)
Income (loss) before taxes	(46)	(287)	2,085
Income tax expense	204	467	1,410
Net income (loss)	$(250)	$(754)	$675

Income (loss) per common share
Basic	$(0.84)	$(2.58)	$2.27
Diluted	$(0.84)	$(2.58)	$2.20
Weighted average shares outstanding:
Basic	298	292	297
Diluted	298	292	307

Cash dividends declared per share	$1.50	$2.00	$2.00

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended
	July 3, 2020	June 28, 2019	June 29, 2018
Net income (loss)	$(250)	$(754)	$675
Other comprehensive income (loss), before tax:
Actuarial pension loss	(1)	(39)	(2)
Foreign currency translation adjustment	(7)	28	18
Net unrealized gain (loss) on derivative contracts and available-for-sale securities	(93)	(39)	7
Total other comprehensive income (loss), before tax	(101)	(50)	23
Income tax benefit (expense) related to items of other comprehensive income (loss), before tax	12	21	(4)
Other comprehensive income (loss), net of tax	(89)	(29)	19
Total comprehensive income (loss)	$(339)	$(783)	$694

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended
	July 3, 2020	June 28, 2019	June 29, 2018
Cash flows from operating activities
Net income (loss)	$(250)	$(754)	$675
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	1,566	1,812	2,056
Stock-based compensation	308	306	377
Deferred income taxes	(82)	374	(348)
Loss (gain) on disposal of assets	(7)	39	21
Non-cash portion of employee termination, asset impairment and other charges	—	—	16
Amortization of debt discounts	40	38	221
Cash premium on extinguishment of debt	—	—	720
Other non-cash operating activities, net	6	(8)	(19)
Changes in:
Accounts receivable, net	(1,175)	993	(244)
Inventories	200	(339)	(598)
Accounts payable	192	(588)	(15)
Accounts payable to related parties	75	72	53
Accrued expenses	184	(42)	(17)
Accrued compensation	124	(135)	(26)
Other assets and liabilities, net	(357)	(221)	1,333
Net cash provided by operating activities	824	1,547	4,205
Cash flows from investing activities
Purchases of property, plant and equipment	(647)	(876)	(835)
Proceeds from the sale of property, plant and equipment	—	119	26
Acquisitions, net of cash acquired	(22)	—	(100)
Purchases of investments	—	(79)	(89)
Proceeds from sale of investments	—	175	48
Proceeds from maturities of investments	—	7	19
Notes receivable issuances to Flash Ventures	(353)	(1,364)	(1,313)
Notes receivable proceeds from Flash Ventures	1,284	766	571
Strategic investments and other, net	16	(20)	18
Net cash provided by (used in) investing activities	278	(1,272)	(1,655)
Cash flows from financing activities
Issuance of stock under employee stock plans	141	118	220
Taxes paid on vested stock awards under employee stock plans	(72)	(115)	(171)
Repurchases of common stock	—	(563)	(591)
Dividends paid to shareholders	(595)	(584)	(593)
Settlement of debt hedge contracts	—	—	28
Repayment of debt	(982)	(181)	(17,074)
Proceeds from debt	—	—	13,840
Borrowings from (repayment of) revolving credit facility	—	(500)	500
Debt issuance costs	—	(4)	(59)
Net cash used in financing activities	(1,508)	(1,829)	(3,900)
Effect of exchange rate changes on cash	(1)	4	1
Net decrease in cash and cash equivalents	(407)	(1,550)	(1,349)
Cash and cash equivalents, beginning of year	3,455	5,005	6,354
Cash and cash equivalents, end of year	$3,048	$3,455	$5,005
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$341	$377	$220
Cash paid for interest	$372	$431	$708

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2017	312	3	(18)	(1,666)	4,506	(58)	8,633	11,418
Net income	—	—	—	—	—	—	675	675
Adoption of new accounting standards	—	—	—	—	(19)	—	70	51
Employee stock plans	—	—	9	813	(764)	—	—	49
Stock-based compensation	—	—	—	—	377	—	—	377
Equity value of convertible debt issuance, net of deferred taxes	—	—	—	—	125	—	—	125
Repurchases of common stock	—	—	(7)	(591)	—	—	—	(591)
Dividends to shareholders	—	—	—	—	29	—	(621)	(592)
Actuarial pension loss	—	—	—	—	—	(1)	—	(1)
Foreign currency translation adjustment	—	—	—	—	—	18	—	18
Net unrealized gain on derivative contracts and available-for-sale securities	—	—	—	—	—	2	—	2
Balance at June 29, 2018	312	3	(16)	(1,444)	4,254	(39)	8,757	11,531
Net loss	—	—	—	—	—	—	(754)	(754)
Employee stock plans	—	—	7	739	(736)	—	—	3
Adoption of new accounting standards	—	—	—	—	—	—	56	56
Stock-based compensation	—	—	—	—	306	—	—	306
Repurchases of common stock	—	—	(8)	(563)	—	—	—	(563)
Dividends to shareholders	—	—	—	—	27	—	(610)	(583)
Actuarial pension loss	—	—	—	—	—	(34)	—	(34)
Foreign currency translation adjustment	—	—	—	—	—	25	—	25
Net unrealized loss on derivative contracts	—	—	—	—	—	(20)	—	(20)
Balance at June 28, 2019	312	3	(17)	(1,268)	3,851	(68)	7,449	9,967
Net loss	—	—	—	—	—	—	(250)	(250)
Employee stock plans	—	—	7	531	(462)	—	—	69
Adoption of new accounting standards	—	—	—	—	—	—	(5)	(5)
Stock-based compensation	—	—	—	—	308	—	—	308
Dividends to shareholders	—	—	—	—	20	—	(469)	(449)
Actuarial pension loss	—	—	—	—	—	(5)	—	(5)
Foreign currency translation adjustment	—	—	—	—	—	(6)	—	(6)
Net unrealized loss on derivative contracts	—	—	—	—	—	(78)	—	(78)
Balance at July 3, 2020	312	$3	(10)	$(737)	$3,717	$(157)	$6,725	$9,551

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

Fiscal Year

The Company’s fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every five to six years, the Company reports a 53-week fiscal year to align the fiscal year with the foregoing policy. Fiscal year 2020, which ended on July 3, 2020, is comprised of 53 weeks, with the first quarter consisting of 14 weeks and the remaining quarters consisting of 13 weeks each. Fiscal years 2019, which ended on June 28, 2019, and 2018, which ended on June 29, 2018, are each comprised of 52 weeks, with all quarters presented consisting of 13 weeks.

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

If the Company’s ownership interest is less than 20% and the Company does not have the ability to exercise significant influence over operating and financial policies of the investee, the Company accounts for these investments at fair value, or if these equity securities do not have a readily determinable fair value, these securities are measured and recorded using the measurement alternative under Accounting Standards Update (“ASU”) No. 2016-01, “Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which is cost minus impairment, if any, plus or minus changes resulting from observable price changes. Previously, these investments were accounted for under the cost method of accounting. These investments are recorded within Other non-current assets in the Consolidated Balance Sheets and are periodically analyzed to determine whether or not there are indicators of impairment.

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

Property, Plant and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. The cost of property, plant and equipment is depreciated over the estimated useful lives of the respective assets. The Company’s buildings and improvements are depreciated over periods ranging from fifteen to thirty years. The majority of the Company’s machinery and equipment, software, and furniture and fixtures, are depreciated on a straight-line basis over a period of two to seven years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the related lease terms.

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

Goodwill and Other Long-Lived Assets

Goodwill is not amortized. Instead, it is tested for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that goodwill may be impaired. The Company performs an annual impairment test as of the beginning of its fiscal fourth quarter. The Company uses qualitative factors to determine whether goodwill is more likely than not impaired and whether a quantitative test for impairment is considered necessary. If the Company concludes from the qualitative assessment that goodwill is more likely than not impaired, the Company is required to perform a quantitative approach to determine the amount of impairment. The Company’s assessment resulted in no impairment of goodwill in 2020, 2019, or 2018.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other long-lived intangible assets are amortized over their estimated useful lives based on the pattern in which the economic benefits are expected to be received. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If impairment is indicated, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The estimates of fair value require evaluation of future market conditions and product lifecycles as well as projected revenue, earnings and cash flow. See Note 3, Supplemental Financial Statement Data, for additional disclosures related to the Company’s other intangible assets.

Revenue and Accounts Receivable

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which superseded the requirements in Accounting Standards Codification (“ASC”) 605 “Revenue Recognition (Topic 605)”. Topic 606 outlines a comprehensive five-step revenue recognition model based on the principle that an entity should recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Topic 606 also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted Topic 606 effective June 30, 2018, using the modified retrospective method to all contracts that were not completed contracts as of the beginning of the fiscal year. Results for reporting periods beginning with fiscal year 2019 are presented under Topic 606, while prior period information presented on the financial statements or elsewhere in this Annual Report on Form 10-K is reported under the Company’s historic accounting policies under Topic 605 in effect for those periods and is not adjusted to reflect the retrospective effect of the adoption of Topic 606. The cumulative effect of adopting Topic 606 was a post-tax increase to the opening retained earnings of $56 million as of June 30, 2018, which was primarily related to the Company’s license and royalty revenue arrangements. These arrangements had no remaining performance obligations but were previously recognized under Topic 605 when they were reported to the Company by its licensees, which was generally one quarter in arrears from the licensees’ sales of the licensed products. Adoption of the standard did not have a material impact on the Company’s financial position, results of operations, and cash flows.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s customer payment terms are typically less than two months from the date control over the product or service is transferred to the customer. The Company uses the practical expedient and does not recognize a significant financing component for payment considerations of less than one year. The financing components of contracts with payment terms were not material.

The Company provides distributors and retailers (collectively referred to as “resellers”) with limited price protection for inventories held by resellers at the time of published list price reductions. The Company also provides resellers and original equipment manufacturers (“OEMs”) with other sales incentive programs. The Company records estimated variable consideration related to these items as a reduction to revenue at the time of revenue recognition. The Company uses judgment in its assessment of variable consideration in contracts to be included in the transaction price. The Company uses the expected value method to arrive at the amount of variable consideration. The Company is constraining variable consideration until the likelihood of a significant revenue reversal is not probable and believes that the expected value method is the appropriate estimate of the amount of variable consideration based on the fact that the Company has a large number of contracts with similar characteristics.

For sales to OEMs, the Company’s methodology for estimating variable consideration is based on the amount of consideration expected to be earned based on the OEMs’ volume of purchases from the Company or other agreed upon sales incentive programs. For sales to resellers, the Company’s methodology for estimating variable consideration is based on several factors including historical pricing information, current pricing trends and channel inventory levels. Differences between the estimated and actual amounts of variable consideration are recognized as adjustments to revenue.

Marketing development program costs are typically recorded as a reduction of the transaction price and, therefore, of revenue. The Company nets sales rebates against open customer receivable balances if the criteria to offset are met; otherwise they are recorded within other accrued liabilities.

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

Contract assets represent the Company’s rights to consideration where performance obligations are completed but the customer payments are not due until another performance obligation is satisfied. The Company did not have any contract assets as of either July 3, 2020 or June 28, 2019.

The Company incurs sales commissions and other direct incremental costs to obtain sales contracts. The Company has applied the practical expedient to recognize the direct incremental costs of obtaining contracts as an expense when incurred if the amortization period is expected to be one year or less or the amount is not material, with these costs charged to Selling, general and administrative expenses. Other direct incremental costs to obtain contracts that have an expected benefit of greater than one year are amortized over the period of expected cash flows from the related contracts, and the amortization expense is recorded as a reduction to revenue. Total capitalized contract costs and the related amortization as of July 3, 2020 and June 28, 2019 and for the years then ended were not material.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contract liabilities relate to customers’ payments in advance of performance under the contract and primarily relate to remaining performance obligations under support and maintenance contracts. As of July 3, 2020 and June 28, 2019, contract liabilities were $3 million and $43 million, respectively, and were reflected in Accrued expenses. Changes in the contract liability balance during fiscal years 2020 and 2019 include $24 million and $104 million, respectively, of revenue recognized during the respective periods, of which the substantial majority relates to the balances that were deferred at the end of the respective previous years, June 28, 2019 and June 29, 2018, partially offset by payments received and billings in advance of satisfying performance obligations.

The Company applies the practical expedients and does not disclose transaction price allocated to the remaining performance obligations for (i) arrangements that have an original expected duration of one year or less, which mainly consist of the support and maintenance contracts, and (ii) variable consideration amounts for sale-based or usage-based royalties for IP license arrangements, which typically range longer than one year. Remaining performance obligations are mainly attributed to right-to-access patent license arrangements and customer support and service contracts which will be recognized over the remaining contract period. The transaction price allocated to the remaining performance obligations as of July 3, 2020 was $112 million, which is mainly attributable to the functional IP license and service arrangements. The Company expects to recognize this amount as revenue as follows: $41 million in fiscal 2021, $40 million in fiscal 2022, $31 million in fiscal 2023 and thereafter.

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

Advertising Expense

Advertising costs are expensed as incurred and amounted to $93 million, $107 million and $112 million in 2020, 2019 and 2018, respectively. These expenses are included in Selling, general and administrative in the Consolidated Statements of Operations.

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

Income per Common Share

The Company computes basic income per common share using net income and the weighted average number of common shares outstanding during the period. Diluted income per common share is computed using net income and the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include dilutive outstanding employee stock options, restricted stock unit awards (“RSU”), restricted stock unit awards with performance conditions or market conditions (“PSU”), rights to purchase shares of common stock under the Company’s Employee Stock Purchase Plan (“ESPP”) and shares issuable in connection with convertible debt.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based Compensation

The Company accounts for all stock-based compensation at fair value. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. The fair values of RSUs and PSUs with a performance condition are determined based on the closing market price of the Company’s stock on the date of the grant. The fair values of all ESPP purchase rights are estimated using the Black-Scholes-Merton option-pricing model and require the input of highly subjective assumptions. The fair values of PSUs with a market condition are estimated using a Monte Carlo simulation model. PSUs are granted to certain employees and vest only after the achievement of pre-determined performance or market conditions. Once these conditions are met, vesting of PSUs is subject to continued service by the employee. At the end of each reporting period, the Company evaluates the probability that PSUs with a performance condition will be earned and records the related stock-based compensation expense over the service period. Compensation expense for PSUs with market conditions is recognized ratably over the required service period regardless of expected or actual achievement.

Other Comprehensive Income (Loss), Net of Tax

Other comprehensive income (loss), net of tax refers to revenue, expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income (loss), net of tax is primarily comprised of unrealized gains or losses on foreign exchange contracts and interest rate swap agreements designated as cash flow hedges, foreign currency translation, and actuarial gains or losses related to pensions.

Derivative Contracts

The majority of the Company’s transactions are in U.S. dollars; however, some transactions are based in various foreign currencies. The Company purchases foreign exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, liabilities and commitments for Operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedging transactions is to minimize the impact of foreign currency fluctuations on the Company’s results of operations. Substantially all of these contract maturity dates do not exceed 12 months. All foreign exchange contracts are for risk management purposes only. The Company does not purchase foreign exchange contracts for speculative or trading purposes. The Company had foreign exchange contracts with commercial banks for British pound sterling, European euro, Japanese yen, Malaysian ringgit, Philippine peso, Singapore dollar and Thai baht, which had an aggregate notional amount of $4.62 billion and $5.71 billion at July 3, 2020 and June 28, 2019, respectively.

If the derivative is designated as a cash flow hedge and is determined to be highly effective, the change in fair value of the derivative is initially deferred in Other comprehensive income (loss), net of tax. These amounts are subsequently recognized into earnings when the underlying cash flow being hedged is recognized into earnings. Recognized gains and losses on foreign exchange contracts are reported in Cost of revenue and Operating expenses, and presented within cash flows from operating activities. The Company accounts for its interest rate swaps as designated cash flow hedges to mitigate variations in interest payments under a portion of its LIBOR-based term loans due to variations in the LIBOR index. The Company pays interest monthly at a fixed rate and receives interest monthly at the LIBOR rate on the notional amount of the contract with realized gains or losses recognized in Interest expense. Hedge effectiveness is measured by comparing the hedging instrument’s cumulative change in fair value from inception to maturity to the underlying exposure’s terminal value. The Company determined the ineffectiveness associated with its cash flow hedges to be immaterial to the Consolidated Financial Statements for all years presented.

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

The Company reports the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. In addition, the other components of net benefit cost are presented in Other income (expense), net in the Consolidated Statements of Operations.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 supersedes ASC 840 “Leases”. The amendments in this update require, among other things, that lessees recognize the following for all leases (unless a policy election is made by class of underlying asset to exclude short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or the direct use of, a specified asset for the lease term. The FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”), on July 30, 2018, which allows entities to apply the provisions of ASC 842 at the effective date without adjusting comparative periods. The Company adopted this standard effective June 29, 2019, the first day of the fiscal year ending July 3, 2020, and has elected the transition method provided in ASU 2018-11 to apply Topic 842 as of the date of adoption without adjusting comparative periods. The Company has elected the package of practical expedients and did not reassess prior conclusions including (a) whether its contracts are or contain a lease, (b) lease classification and (c) capitalization of initial direct costs. The adoption of Topic 842 resulted in an increase in lease assets and a corresponding increase in lease liabilities on the Consolidated Balance Sheet of $221 million as of June 29, 2019. The cumulative effect of adopting Topic 842 also included an after-tax decrease to opening retained earnings of $5 million as of June 29, 2019, which was primarily related to previously recorded sublease proceed assumptions on lease exit liabilities for which there was no expected future economic benefit at transition. See Note 9, Leases and Other Commitments, for additional disclosures related to this standard.

In October 2018, the FASB issued ASU No. 2018-16, “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes” (“ASU 2018-16”). ASU 2018-16 allows for the use of the OIS rate based on the SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, Derivatives and Hedging. The Company adopted this standard in the first quarter of 2020. The Company’s adoption of ASU 2018-16 did not have a material impact on its Consolidated Financial Statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. This ASU is effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2020, which for the Company is the first quarter of fiscal 2022. Early adoption is permitted. The Company does not expect this update to have a material impact on its Consolidated Financial Statements.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 seeks to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, including trade receivables, and other commitments to extend credit held by a reporting entity at each reporting date. The amendments require an entity to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects current expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, which for the Company is the first quarter of fiscal 2021. The Company does not expect this update to have a material impact on its Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Supplemental Financial Statement Data

Accounts receivable, net

From time to time, in connection with factoring agreements, the Company sells trade accounts receivable without recourse to third party purchasers in exchange for cash. In 2020, 2019 and 2018, the Company sold trade accounts receivable and received cash proceeds of $411 million, $1.02 billion and $57 million, respectively. The discounts on the trade accounts receivable sold during the periods were not material and were recorded within Other income (expense), net in the Consolidated Statements of Operations. As of July 3, 2020 and June 28, 2019, the amount of factored receivables that remained outstanding was $113 million and $318 million, respectively.

Inventories

	July 3, 2020	June 28, 2019
	(in millions)
Inventories:
Raw materials and component parts	$1,306	$1,142
Work-in-process	956	968
Finished goods	808	1,173
Total inventories	$3,070	$3,283

Property, plant and equipment, net

	July 3, 2020	June 28, 2019
	(in millions)
Property, plant and equipment:
Land	$294	$294
Buildings and improvements	1,837	1,743
Machinery and equipment	7,391	7,267
Computer equipment and software	429	441
Furniture and fixtures	52	56
Construction-in-process	297	202
Property, plant and equipment, gross	10,300	10,003
Accumulated depreciation	(7,446)	(7,160)
Property, plant and equipment, net	$2,854	$2,843

Depreciation expense of property, plant and equipment totaled $797 million, $844 million and $871 million in 2020, 2019 and 2018, respectively.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

Carrying Amount
(in millions)
Balance at June 29, 2018	$10,075
Foreign currency translation adjustment	1
Balance at June 28, 2019	$10,076
Goodwill recorded in connection with an acquisition	14
Reduction in goodwill in connection with disposition of business	(21)
Foreign currency translation adjustment	(2)
Balance at July 3, 2020	$10,067

Acquisition

On September 10, 2019, the Company acquired substantially all the assets of Kazan Networks, Inc., an innovator in high-performance networking and non-volatile memory express over fabrics technology ("NVMe-oF"), and an industry leader in application-specific integrated circuit and adapter solutions to connect storage platforms and systems over ethernet fabrics. The purchase price of this acquisition was $22 million in cash, with net assets acquired primarily consisting of IPR&D of $8 million and $14 million allocated to Goodwill. Goodwill is primarily attributable to the benefits the Company expects to derive from diversifying product offerings in its Data Center Devices and Solutions and Client Solutions end markets as well as the acquired workforce. The expenses incurred by the Company related to the acquisition as well as the revenues and earnings related to the acquisition were not material to the Consolidated Financial Statements.

Dispositions

In September 2019, the Company announced its intention to exit storage systems, which consisted of IntelliFlash and ActiveScale. These actions allow the Company to redirect investments to other high value priorities. In November 2019, the Company completed its sale of IntelliFlash for a price of $28 million, to be collected over the next three years. The sale of the IntelliFlash business included an immaterial amount of inventory, other tangible and intangible assets, and goodwill; and resulted in a gain of approximately $17 million recorded in Employee termination, asset impairment, and other charges in the Consolidated Statements of Operations for the year ended July 3, 2020. Additionally, in March 2020, the Company completed the sale of ActiveScale. The net assets sold and the proceeds from the sale of ActiveScale were not material. The revenues and expenses related to these businesses were not material to the Consolidated Financial Statements and did not qualify to be reported as discontinued operations. The operating results of these businesses have been reflected in the Company’s results from continuing operations in the Consolidated Statements of Operations for all periods presented through the date of disposition.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets

The following tables present intangible assets as of July 3, 2020 and June 28, 2019:

	July 3, 2020
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in millions)
Finite:
Existing technology	3	4,248	(3,852)	396
Trade names and trademarks	7	648	(398)	250
Customer relationships	6	616	(423)	193
Leasehold interests	31	29	(7)	22
Total finite intangible assets		5,541	(4,680)	861
In-process research and development		80	—	80
Total intangible assets		5,621	(4,680)	941

	June 28, 2019
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in millions)
Finite:
Existing technology	3	4,332	(3,316)	1,016
Trade names and trademarks	7	648	(310)	338
Customer relationships	6	635	(372)	263
Other	2	180	(180)	—
Leasehold interests	31	29	(7)	22
Total finite intangible assets		5,824	(4,185)	1,639
In-process research and development		72	—	72
Total intangible assets		5,896	(4,185)	1,711

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

During 2020, 2019 and 2018, the Company did not record any impairment charges related to intangible assets.

Intangible assets are amortized over the estimated useful lives based on the pattern in which the economic benefits are expected to be received. Intangible asset amortization was as follows:

	2020	2019	2018
	(in millions)
Intangible asset amortization	$769	$968	$1,185

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents estimated future amortization expense for intangible assets currently subject to amortization as of July 3, 2020:

Future Intangible Asset Amortization Expenses
(in millions)
Fiscal year:
2021	$489
2022	220
2023	133
2024 and thereafter	19
Total future amortization expense	$861

Product warranty liability

Changes in the warranty accrual were as follows:

	2020	2019	2018
	(in millions)
Warranty accrual, beginning of period	$350	$318	$311
Charges to operations	203	162	176
Utilization	(151)	(142)	(151)
Changes in estimate related to pre-existing warranties	6	12	(18)
Warranty accrual, end of period	$408	$350	$318

The current portion of the warranty accrual is classified in Accrued expenses and the long-term portion is classified in Other liabilities as noted below:

	2020	2019
	(in millions)
Warranty accrual
Current portion (included in Accrued expenses)	$205	$188
Long-term portion (included in Other liabilities)	203	162
Total warranty accrual	$408	$350

Other liabilities

	2020	2019
	(in millions)
Other liabilities:
Non-current net tax payable	$815	$928
Payables related to unrecognized tax benefits	720	699
Other non-current liabilities	881	713
Total other liabilities	$2,416	$2,340

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) (“AOCI”), net of tax refers to expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income. The following table illustrates the changes in the balances of each component of AOCI:

	Actuarial Pension Gains (Losses)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivative Contracts	Total Accumulated Comprehensive Income (Loss)
	(in millions)
Balance at June 29, 2018	$(19)	$(21)	$1	$(39)
Other comprehensive income (loss) before reclassifications	(39)	28	(48)	(59)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	9	9
Income tax benefit (expense) related to items of other comprehensive income (loss)	5	(3)	19	21
Net current-period other comprehensive income (loss)	(34)	25	(20)	(29)
Balance at June 28, 2019	$(53)	$4	$(19)	$(68)
Other comprehensive loss before reclassifications	(1)	(7)	(87)	(95)
Amounts reclassified from accumulated other comprehensive loss	—	—	(6)	(6)
Income tax benefit (expense) related to items of other comprehensive loss	(4)	1	15	12
Net current-period other comprehensive loss	(5)	(6)	(78)	(89)
Balance at July 3, 2020	$(58)	$(2)	$(97)	$(157)

During 2020, 2019 and 2018, the amounts reclassified out of AOCI related to derivative contracts were substantially all charged to Cost of revenue in the Consolidated Statements of Operations.

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

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of July 3, 2020 and June 28, 2019, and indicate the fair value hierarchy of the valuation techniques utilized to determine such values:

	July 3, 2020
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents - Money market funds	$1,079	$—	$—	$1,079
Foreign exchange contracts	—	28	—	28
Total assets at fair value	$1,079	$28	$—	$1,107
Liabilities:
Foreign exchange contracts	$—	$9	$—	$9
Interest rate swap contract	—	133	—	133
Total liabilities at fair value	$—	$142	$—	$142

	June 28, 2019
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents:
Money market funds	$1,388	$—	$—	$1,388
Certificates of deposit	—	17	—	17
Total cash equivalents	1,388	17	—	1,405
Foreign exchange contracts	—	44	—	44
Interest rate swap contracts	—	2	—	2
Total assets at fair value	$1,388	$63	$—	$1,451
Liabilities:
Foreign exchange contracts	$—	$40	$—	$40
Interest rate swap contract	—	65	—	65
Total liabilities at fair value	$—	$105	$—	$105

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

Interest Rate Swaps. The Company’s interest rate swaps are long-term contracts to hedge the Company’s variable rate debt risk. Interest rate swaps are valued based on estimated present value of future cash flows model. The market-based observable inputs for the model include interest rate curves and credit valuation adjustments based on published credit default swap curves.

During 2020 and 2019, the Company had no transfers of financial assets and liabilities between levels and there were no changes in valuation techniques and the inputs used in the fair value measurement.

Financial Instruments Not Carried at Fair Value

For financial instruments where the carrying value (which includes principal adjusted for any unamortized issuance costs, and discounts or premiums) differs from fair value (which is based on quoted market prices), the following table represents the related carrying value and fair value for each of the Company’s outstanding financial instruments. Each of the financial instruments presented below was categorized as Level 2 for all periods presented, based on the frequency of trading immediately prior to the end of the fourth quarter of 2020 and the fourth quarter of 2019, respectively.

	July 3, 2020		June 28, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
0.50% convertible senior notes due 2020	$34	$30	$33	$31
Variable interest rate Term Loan A-1 maturing 2023	4,576	4,474	4,824	4,780
Variable interest rate Term Loan B-4 maturing 2023	1,692	1,656	2,424	2,370
1.50% convertible notes due 2024	987	1,036	958	986
4.75% senior unsecured notes due 2026	2,286	2,428	2,283	2,263
Total	$9,575	$9,624	$10,522	$10,430

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5. Derivative Instruments and Hedging Activities

As of July 3, 2020, the Company had outstanding foreign exchange forward contracts that were designated as either cash flow hedges or non-designated hedges. Substantially all of the contract maturity dates of these foreign exchange forward contracts do not exceed 12 months. In addition, the Company had outstanding pay-fixed interest rate swaps that were designated as cash flow hedges of variable rate interest payments on a portion of its term loans through February 2023.

As of July 3, 2020, the amount of existing net losses related to cash flow hedges recorded in AOCI included $83 million related to the Company’s interest rate swaps that is expected to be reclassified to earnings after twelve months. In addition, as of July 3, 2020, the Company did not have any foreign exchange forward contracts with credit-risk-related contingent features.

Changes in fair values of the non-designated foreign exchange contracts are recognized in Other income (expense), net and are largely offset by corresponding changes in the fair values of the foreign currency denominated monetary assets and liabilities. For each of 2020, 2019 and 2018, total net realized and unrealized transaction and foreign exchange contract currency gains and losses were not material to the Company’s Consolidated Financial Statements.

Netting Arrangements

Under certain provisions and conditions within agreements with counterparties to the Company’s foreign exchange forward contracts, subject to applicable requirements, the Company has the right of offset associated with the Company’s foreign exchange forward contracts and is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. As of July 3, 2020 and June 28, 2019, the effect of rights of offset was not material and the Company did not offset or net the fair value amounts of derivative instruments in its Consolidated Balance Sheets.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6. Debt

Debt consisted of the following as of July 3, 2020 and June 28, 2019:

	July 3, 2020	June 28, 2019
	(in millions)
0.50% convertible senior notes due 2020	$35	$35
Variable interest rate Term Loan A-1 maturing 2023	4,583	4,834
Variable interest rate Term Loan B-4 maturing 2023	1,693	2,425
1.50% convertible notes due 2024	1,100	1,100
4.75% senior unsecured notes due 2026	2,300	2,300
Total debt	9,711	10,694
Issuance costs and debt discounts	(136)	(172)
Subtotal	9,575	10,522
Less current portion of long-term debt	(286)	(276)
Long-term debt	$9,289	$10,246

The Company has a credit agreement originally entered into on April 29, 2016 and most recently amended in July 2020 (as amended, the “Credit Agreement”), that provides for, among other things, (i) a $2.25 billion revolving credit facility maturing in 2023 (the “Revolving Facility”), (ii) a term loan A-1 due 2023 (the “Term Loan A-1”), and (iii) a term loan B-4 due 2023 (the “Term Loan B-4”).

Borrowings under the revolving credit facility bear interest at a rate equal to, at the Company’s option, either an adjusted London Interbank Offered Rate (“LIBOR”) rate, subject to a 0.00% floor, plus an applicable margin varying from 1.125% to 2.000% or a base rate plus an applicable margin varying from 0.125% to 1.000%, in each case depending on the Company’s corporate credit ratings. During 2018, the Company repaid the previously outstanding borrowings under its revolving credit facility. At July 3, 2020, the Company’s borrowing capacity under the revolving credit facility was $2.25 billion.

The Term Loan A-1 bears interest at a rate equal to, at the Company’s option, either an adjusted LIBOR rate, subject to a 0.00% floor, plus an applicable margin varying from 1.125% to 2.000% or a base rate plus an applicable margin varying from 0.125% to 1.000%, in each case depending on the Company’s corporate credit ratings. Currently the Company has selected the LIBOR rate option, and the applicable rate was 1.67% as of July 3, 2020. Principal payments are due in quarterly installments of 1.250% per quarter through December 2022, with the remaining balance payable on February 27, 2023. The Term Loan A-1 issuance costs are amortized to interest expense over the term of the loan, and as of July 3, 2020, issuance costs of $7 million remained unamortized.

The Term Loan B-4 bears interest at a rate equal to, at the Company’s option, either an adjusted LIBOR rate, subject to a 0.00% floor, plus 1.75% or a base rate plus 0.75%. Currently the Company has selected the LIBOR rate option, and the applicable interest rate was 1.92% as of July 3, 2020. During 2020, the Company made aggregate voluntary prepayments of $725 million on its Term Loan B-4, which was applied toward the remaining scheduled amortization and the remainder towards the principal due at maturity. As of July 3, 2020, there are no longer any scheduled amortization payments due under the Term Loan B-4 prior to its maturity on April 29, 2023. As of July 3, 2020, issuance costs of less than $1 million remained unamortized. On July 31, 2020, the Company made an incremental voluntary prepayment of $150 million on its Term Loan B-4.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 2024 Convertible Notes are convertible into cash, shares of the Company’s common stock, or a combination thereof at an initial conversion price of $121.91 per share of common stock. Holders of the 2024 Convertible Notes may freely convert their 2024 Convertible Notes on or after November 1, 2023 until the close of business on the business day immediately preceding the maturity date. Prior to November 1, 2023, holders may convert their 2024 Convertible Notes based on variations in market price of the Company’s common stock in relation to the conversion price or the trading price of the 2024 Convertible Notes or upon the occurrence of specified corporate events. On or after February 5, 2021, the Company may redeem all or part of the 2024 Convertible Notes, at its option, if the market price of the Company’s stock achieves certain levels.

The Company separately accounts for the liability and equity components of the 2024 Convertible Notes. The value of the liability component as of the date of issuance was recognized at the present value of its cash flows using a discount rate of 4.375%, the Company’s borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature, resulting in a debt discount of $165 million, which was allocated to equity as the value of the conversion feature. The 2024 Convertible Notes debt issuance costs were approximately $18 million, of which $15 million was allocated to the debt component and $3 million was allocated to equity. The debt discount and issuance costs are amortized to interest expense over the term of the 2024 Convertible Notes. As of July 3, 2020, debt discount and issuance costs of $113 million remained unamortized.

In February 2018, the Company issued $2.30 billion aggregate principal amount of senior unsecured notes due February 15, 2026 (the “2026 Senior Unsecured Notes”). The 2026 Senior Unsecured Notes bear interest at an annual rate of 4.750% with interest payable on February 15 and August 15 of each year. The Company is not required to make principal payments on the 2026 Senior Unsecured Notes prior to the maturity date. The 2026 Senior Unsecured Notes are jointly and severally guaranteed by certain material domestic subsidiaries of the Company. The 2026 Senior Unsecured Notes issuance costs are amortized to interest expense over the term of the 2026 Senior Unsecured Notes and as of July 3, 2020, issuance costs of $14 million remained unamortized.

The Company assumed the 0.5% convertible senior notes due October 15, 2020 (the “2020 Convertible Notes”) in connection with its acquisition of SanDisk Corporation (“SanDisk”), pursuant to an Agreement and Plan of Merger, on May 12, 2016. As of July 3, 2020, $35 million principal amount of the 2020 Convertible Notes was outstanding and had a conversion rate of 10.9006 units of reference property per $1,000 principal amount of the 2020 Convertible Notes, corresponding to 2.6020 shares of the Company’s common stock and $735.79 of cash, subject to adjustments under the indenture. On and after July 15, 2020 until the close of business on the second scheduled trading day immediately preceding the maturity date of October 15, 2020, holders may convert their 2020 Convertible Notes into the reference property by following the procedures set out in the indenture. The 2020 Convertible Notes issuance costs are amortized to interest expense over the term of the 2020 Convertible Notes and as of July 3, 2020, issuance costs of less than $1 million remained unamortized.

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

The Credit Agreement requires the Company to comply with certain financial covenants with respect to the Revolving Facility and Term Loan A-1, consisting of a Leverage Ratio and an Interest Coverage Ratio (each as defined below). Consolidated Adjusted EBITDA is defined as net income (loss) plus interest expense, income tax expense (benefit) and depreciation and amortization, as well as other contractual adjustments as provided for in the Credit Agreement, including, for purposes of the financial covenants, an addback for certain depreciation-related payments made to the Company’s Flash Ventures.

The Company is required to maintain a maximum ratio of total funded debt to trailing twelve-month Consolidated Adjusted EBITDA (“Leverage Ratio”) at the end of each quarter of 4.25 to 1.00 through the quarter ending October 2, 2020, 4.00 to 1.00 through the quarter ending July 2, 2021, 3.75 to 1.00 through the quarter ending December 31, 2021, 3.50 to 1.00 through the quarter ending July 1, 2022, and 3.25 to 1.00 thereafter. In addition, the Company is required to maintain a minimum ratio of Consolidated Adjusted EBITDA to interest expense (“Interest Coverage Ratio”), both calculated on a trailing twelve-month basis, at the end of each quarter of 3.50 to 1.00. As of July 3, 2020, the Company was in compliance with all financial covenants under the Credit Agreement.

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

Future Debt Payments

As of July 3, 2020, required annual future debt payments were as follows:

Future Debt Payments
(in millions)
Fiscal year:
2021	$286
2022	251
2023	5,774
2024	1,100
2025 and thereafter	2,300
Total debt maturities	$9,711
Issuance costs and debt discounts	(136)
Net carrying value	$9,575

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7. Pension and Other Post-Retirement Benefit Plans

The Company has pension and other post-retirement benefit plans in various countries. The Company’s principal pension plans are in Japan, Thailand and the Philippines. All pension and other post-retirement benefit plans outside of the Company’s Japan, Thailand and the Philippines defined benefit pension plans (the “Pension Plans”) are immaterial to the Consolidated Financial Statements.

Obligations and Funded Status

The following table presents the unfunded status of the benefit obligations for the Pension Plans:

	2020	2019	2018
	(in millions)
Change in benefit obligation:
Projected benefit obligation at beginning of period	$352	$300	$285
Service cost	13	10	10
Interest cost	4	4	4
Plan amendments	—	13	—
Actuarial loss (gain)	3	26	7
Benefits paid	(8)	(9)	(9)
Settlement/curtailment	—	(3)	—
Other	—	—	—
Non-U.S. currency movement	2	11	3
Projected benefit obligation at end of period	366	352	300
Change in plan assets:
Fair value of plan assets at beginning of period	209	200	189
Actual return on plan assets	4	2	8
Employer contributions	9	10	10
Benefits paid	(8)	(9)	(9)
Non-U.S. currency movement	1	6	2
Fair value of plan assets at end of period	215	209	200
Unfunded status	$151	$143	$100

The following table presents the unfunded amounts related to the Pension Plans as recognized on the Company’s Consolidated Balance Sheets:

	July 3, 2020	June 28, 2019
	(in millions)
Current liabilities	$1	$1
Non-current liabilities	150	142
Net amount recognized	$151	$143

The accumulated benefit obligation for the Pension Plans was $366 million at July 3, 2020. As of July 3, 2020, actuarial losses for the Pension Plans of $67 million are included in Accumulated other comprehensive loss in the Consolidated Balance Sheet. There were no material prior service credits for the defined benefit pension plans recognized in Accumulated other comprehensive loss in the Consolidated Balance Sheet as of July 3, 2020.

Net periodic benefit costs were not material for 2020, 2019, and 2018.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions

Weighted-Average Assumptions

The weighted-average actuarial assumptions used to determine the projected benefit obligations for the Pension Plans were as follows:

	2020	2019	2018
Discount rate	1.1%	1.1%	1.3%
Rate of compensation increase	2.0%	1.7%	1.4%

The weighted-average actuarial assumptions used to determine benefit costs for the Pension Plans were as follows:

	2020	2019	2018
Discount rate	1.1%	1.3%	0.5%
Expected long-term rate of return on plan assets	2.5%	2.5%	2.5%
Rate of compensation increase	1.7%	1.2%	1.5%

The Company develops a discount rate by calculating when the estimated benefit payments will be due. Management then matches the benefit payments to high quality bonds which match the timing of the expected benefit payments to determine the appropriate discount rate.

The Company develops the expected long-term rate of return on plan assets by analyzing rates of return in each plan as well as the investment portfolio applicable to the plan depending on each plan’s economic environment. The Company’s estimates of future rates of return on assets is based in large part on the projected rate of return from the respective investment managers using a long-term view of historical returns, as well as actuarial recommendations using the most current generational and mortality tables and rates. As of July 3, 2020, Pension Plan assets materially consisted of plan assets related to the Japan Pension Plan and as such the assumption used herein is primarily related to the Japan Pension Plan.

The Company develops the rate of compensation increase assumptions using local compensation practices and historical rates of increases.

Plan Assets

Investment Policies and Strategies

The investment policy in the Pension Plans is to generate a stable return on investments over a long-term horizon in order to have adequate pension funds to meet the Company’s future obligations. In order to achieve this investment goal, a diversified portfolio with target asset allocation and expected rate of return is established by considering factors such as composition of participants, level of funded status, capacity to absorb risks and the current economic environment. The target asset allocation is 62% in debt securities, 35% in equity securities, and the remaining 3% in other assets. Risk management is accomplished through diversification, periodic review of plan asset performance and appropriate realignment of asset allocation. Assumptions regarding the expected long-term rate of return on plan assets are periodically reviewed and are based on the historical trend of returns, the risk and correlation of each asset and the latest economic environment.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measurements

The following tables present the Pension Plans’ major asset categories and their associated fair values as of July 3, 2020 and June 28, 2019:

	July 3, 2020
	Level 1	Level 2	Level 3	Total
	(in millions)
Equity:
Equity commingled/mutual funds(1)(2)	$—	$72	$—	$72
Fixed income:
Fixed income commingled/mutual funds(1)(3)	—	131	—	131
Cash equivalents and short-term investments	12	—	—	12
Fair value of plan assets	$12	$203	$—	$215

	June 28, 2019
	Level 1	Level 2	Level 3	Total
	(in millions)
Equity:
Equity commingled/mutual funds(1)(2)	$—	$68	$—	$68
Fixed income:
Fixed income commingled/mutual funds(1)(3)	—	132	—	132
Cash equivalents and short-term investments	9	—	—	9
Fair value of plan assets	$9	$200	$—	$209

(1) Commingled funds represent pooled institutional investments.
(2) Equity mutual funds invest primarily in equity securities.
(3) Fixed income mutual funds invest primarily in fixed income securities.

There were no significant movements of assets between any level categories in 2020 or 2019.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Flows

The Company’s expected employer contributions for 2021 and annual benefit payments over the next five years for its Pension Plans are not expected to be material.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8. Related Parties and Related Commitments and Contingencies

Flash Ventures

The Company procures substantially all of its flash-based memory wafers from its business ventures with Kioxia Corporation (“Kioxia”), which consists of three separate legal entities: Flash Partners Ltd. (“Flash Partners”), Flash Alliance Ltd. (“Flash Alliance”), and Flash Forward Ltd. (“Flash Forward”), collectively referred to as “Flash Ventures”. The Company has a 49.9% ownership interest and Kioxia has a 50.1% ownership interest in each of these entities. Through Flash Ventures, the Company and Kioxia collaborate in the development and manufacture of flash-based memory wafers, which are manufactured by Kioxia at its wafer fabrication facilities located in Japan using semiconductor manufacturing equipment individually owned or leased by each Flash Ventures entity. Each Flash Ventures entity purchases wafers from Kioxia at cost and then resells those wafers to the Company and Kioxia at cost plus a markup.

Flash Partners. Flash Partners was formed in 2004 in connection with the construction of Kioxia’s “Y3” 300-millimeter wafer fabrication facility located in Yokkaichi, Japan.

Flash Alliance. Flash Alliance was formed in 2006 in connection with the construction of Kioxia’s “Y4” 300-millimeter wafer fabrication facility located in Yokkaichi, Japan.

Flash Forward. Flash Forward was formed in 2010 in connection with the construction of Kioxia’s “Y5” 300-millimeter wafer fabrication facility located in Yokkaichi, Japan. Y5 was built in two phases of approximately equal size.

New Y2. The Company has a facility agreement with Kioxia related to the construction and operation of Kioxia’s “New Y2” 300-millimeter wafer fabrication facility located in Yokkaichi, Japan. New Y2 primarily provided additional clean room space to convert a portion of 2-dimensional (“2D”) flash-based wafer production capacity to 3-dimensional (“3D”) flash-based wafer production capacity. Production of flash-based wafers in New Y2 started in 2016.

Y6. The Company also has a facility agreement with Kioxia related to the construction and operation of Kioxia’s “Y6” 300-millimeter wafer fabrication facility in Yokkaichi, Japan. Y6 is primarily intended to provide clean room space to continue the transition of existing 2D flash-based wafer capacity to 3D flash-based wafer production capacity. Production of flash-based wafers in Y6 started in 2018.

K1. The Company also has a facility agreement with Kioxia related to the construction and operation of Kioxia’s “K1” 300-milimeter wafer fabrication facility in Kitakami, Japan. The primary purpose of K1 is to provide clean room space to continue the transition of existing flash-based wafer capacity to newer technology nodes. Output from the initial production line at K1 began in the third quarter of fiscal year 2020, although meaningful output from K1 is not expected to begin until the end of calendar 2020. The Company has paid for most of its share of initial K1 equipment investments and relocation costs. Other period expenses associated with the initial production ramp at K1 will begin trailing off as output increases toward the end of calendar year 2020. The Company also agreed to prepay an aggregate of approximately $360 million over a 3-year period beginning in the first half of fiscal year 2020 toward K1 building depreciation, to be credited against future wafer charges. As of July 3, 2020, remaining committed prepayments totaled $206 million.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the notes receivable from, and equity investments in, Flash Ventures as of July 3, 2020 and June 28, 2019:

	July 3, 2020	June 28, 2019
	(in millions)
Notes receivable, Flash Partners	$273	$551
Notes receivable, Flash Alliance	301	878
Notes receivable, Flash Forward	670	743
Investment in Flash Partners	203	200
Investment in Flash Alliance	300	296
Investment in Flash Forward	128	123
Total notes receivable and investments in Flash Ventures	$1,875	$2,791

During 2020, 2019 and 2018, the Company made net payments to Flash Ventures of $3.09 billion, $4.13 billion and $3.79 billion, respectively, for purchased flash-based memory wafers and net loans.

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

As of July 3, 2020 and June 28, 2019, the Company had Accounts payable balances due to Flash Ventures of $407 million and $331 million, respectively.

The Company’s maximum reasonably estimable loss exposure (excluding lost profits) as a result of its involvement with Flash Ventures, based upon the Japanese yen to U.S. dollar exchange rate at July 3, 2020, is presented below. Investments in Flash Ventures are denominated in Japanese yen, and the maximum estimable loss exposure excludes any cumulative translation adjustment due to revaluation from the Japanese yen to the U.S. dollar.

July 3, 2020

Notes receivable	$1,244
Equity investments	631
Operating lease guarantees	1,903
Inventory and prepayments	526
Maximum estimable loss exposure	$4,304
As of July 3, 2020 and June 28, 2019, the Company’s retained earnings included undistributed earnings of Flash Ventures of $24 million and $14 million, respectively.

The Company is obligated to pay for variable costs incurred in producing its share of Flash Ventures’ flash-based memory wafer supply, based on its three-month forecast, which generally equals 50% of Flash Ventures’ output. In addition, the Company is obligated to pay for half of Flash Ventures’ fixed costs regardless of the output the Company chooses to purchase. The Company is not able to estimate its total wafer purchase commitment obligation beyond its rolling three-month purchase commitment because the price is determined by reference to the future cost of producing the semiconductor wafers. In addition, the Company is committed to fund 49.9% to 50.0% of each Flash Ventures entity’s capital investments to the extent that Flash Ventures entity’s operating cash flow is insufficient to fund these investments.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Flash Ventures has historically operated near 100% of its manufacturing capacity. During 2019, as a result of flash business conditions, the Company temporarily reduced its utilization of its share of Flash Ventures’ manufacturing capacity to an abnormally low level to more closely align the Company’s flash-based wafer supply with the projected demand. In 2019, the Company incurred costs of $264 million associated with the reduction in utilization, which was recorded as a charge to Cost of revenue.

In June 2019, an unexpected power outage incident occurred at the flash-based memory manufacturing facilities operated by Flash Ventures in Yokkaichi, Japan. The power outage incident impacted the facilities and process tools and resulted in the damage of flash wafers in production and a reduction in the Company’s flash wafer availability. As a result of this incident, the Company incurred charges of $68 million and $145 million in 2020 and 2019, respectively, which were recorded in Cost of revenue and primarily consisted of the write-off of damaged inventory and unabsorbed manufacturing overhead costs. The Company continues to pursue recovery of its losses associated with this event; however, the total amount of recovery cannot be estimated at this time.

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

The following table presents the Company’s portion of the remaining guarantee obligations under the Flash Ventures’ lease facilities in both Japanese yen and U.S. dollar-equivalent, based upon the Japanese yen to U.S. dollar exchange rate as of July 3, 2020.

	Lease Amounts
	(Japanese yen, in billions)	(U.S. dollar, in millions)
Total guarantee obligations	¥205	$1,903

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the end of the term of the Flash Ventures lease agreements, in annual installments as of July 3, 2020 in U.S. dollars, based upon the Japanese yen to U.S. dollar exchange rate as of July 3, 2020:

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
	(in millions)
2021	$497	$109	$606
2022	414	50	464
2023	304	67	371
2024	156	121	277
2025	36	111	147
Thereafter	4	34	38
Total guarantee obligations	$1,411	$492	$1,903

The Company and Kioxia have agreed to mutually contribute to, and indemnify each other and Flash Ventures for, environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances. The Company has not made any indemnification payments, nor recorded any indemnification receivables, under any such agreements. As of July 3, 2020, no amounts have been accrued in the Consolidated Financial Statements with respect to these indemnification agreements.

Unis Venture

The Company has a joint venture with Unisplendour Corporation Limited and Unissoft (Wuxi) Group Co. Ltd. (“Unis”), referred to as the “Unis Venture”, to market and sell the Company’s products in China and to develop data storage systems for the Chinese market in the future. The Unis Venture is 49% owned by the Company and 51% owned by Unis. The Company accounts for its investment in the Unis Venture under the equity method of accounting. Revenue on products distributed by the Unis Venture is recognized upon sell through to third-party customers. For both the years ended July 3, 2020 and June 28, 2019, the Company recognized less than 2% of its consolidated revenue on products distributed by the Unis Venture. The outstanding accounts receivable due from and investment in the Unis Venture were less than 5% of Accounts receivable, net as of both July 3, 2020 and June 28, 2019.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9. Leases and Other Commitments

Leases

The Company leases certain domestic and international facilities and data center space under long-term, non-cancelable operating leases that expire at various dates through 2034. These leases include no material variable or contingent lease payments. Operating lease assets and liabilities are recognized based on the present value of the remaining lease payments discounted using the Company’s incremental borrowing rate. Operating lease assets also include prepaid lease payments minus any lease incentives. Extension or termination options present in the Company’s lease agreements are included in determining the right-of-use asset and lease liability when it is reasonably certain the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. The following table summarizes supplemental balance sheet information related to operating leases as of July 3, 2020:

Lease Amounts
Minimum lease payments by fiscal year:	(in millions)
2021	$45
2022	32
2023	28
2024	28
2025	27
Thereafter	144
Total future minimum lease payments	304
Less: Imputed Interest	(59)
Present value of lease liabilities	245
Less: Current portion (included in Accrued expenses)	36
Long-term operating lease liabilities (included in Other liabilities)	$209

Operating lease right-of-use assets (included in Other non-current assets)	$230

Weighted average remaining lease term in years	9.2
Weighted average discount rate	4.2%

The following table summarizes supplemental disclosures of operating cost and cash flow information related to operating leases for the year ended July 3, 2020:

Year Ended
July 3, 2020
(in millions)
Cost of operating leases	$55
Cash paid for operating leases	53
Operating lease assets obtained in exchange for operating lease liabilities	57

Cost of operating leases was as follows:

	2020	2019	2018
	(in millions)
Cost of operating leases	$55	$47	$49

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase Agreements and Other Commitments

In the normal course of business, the Company enters into purchase orders with suppliers for the purchase of components used to manufacture its products. These purchase orders generally cover forecasted component supplies needed for production during the next quarter, are recorded as a liability upon receipt of the components, and generally may be changed or canceled at any time prior to shipment of the components. The Company also enters into long-term agreements with suppliers that contain fixed future commitments, which are contingent on certain conditions such as performance, quality and technology of the vendor’s components. As of July 3, 2020, the Company had the following minimum long-term commitments:

Long-term commitments
(in millions)
Fiscal year:
2021	$448
2022	606
2023	521
2024	322
2025	148
Thereafter	190
Total	$2,235

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

The Company’s disaggregated revenue information is as follows:

	2020	2019	2018
	(in millions)
Revenue by Product
HDD	$8,967	$8,746	$10,698
Flash-based	7,769	7,823	9,949
Total Revenue	$16,736	$16,569	$20,647

Revenue by End Market
Client Devices	$7,160	$8,095	$10,108
Data Center Devices & Solutions	6,228	5,038	6,075
Client Solutions	3,348	3,436	4,464
Total Revenue	16,736	16,569	20,647

The Company’s operations outside the United States include manufacturing facilities in China, Japan, Malaysia, the Philippines and Thailand, as well as sales offices throughout the Americas, Asia Pacific, Europe and the Middle East. The following tables summarize the Company’s operations by geographic area:

	2020	2019	2018
	(in millions)
Net revenue (1)
United States	$4,679	$3,602	$4,640
China	4,075	3,861	4,393
Hong Kong	2,592	3,122	4,022
Rest of Asia	1,699	2,116	2,752
Europe, Middle East and Africa	2,926	3,109	3,858
Other	765	759	982
Total	$16,736	$16,569	$20,647

(1) Net revenue is attributed to geographic regions based on the ship-to location of the customer. License and royalty revenue is attributed to countries based upon the location of the headquarters of the licensee.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2020	2019
	(in millions)
Long-lived assets (1)
United States	$949	$962
Malaysia	643	667
China	373	420
Thailand	472	405
Rest of Asia	366	335
Europe, Middle East and Africa	51	54
Total	$2,854	$2,843

(1) Long-lived assets include property, plant and equipment and are attributed to the geographic location in which they are located.

Customer Concentration and Credit Risk

The Company sells its products to computer manufacturers, resellers and retailers throughout the world. For each of 2020, 2019 and 2018, no customer accounted for 10% or more of the Company’s net revenue. For 2020, 2019 and 2018, the Company’s top 10 customers accounted for 42%, 45%, and 42%, respectively, of the Company’s net revenue.

The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral. The Company maintains allowances for potential credit losses, and such losses have historically been within management’s expectations. At any given point in time, the total amount outstanding from any one of a number of its customers may be individually significant to the Company’s financial results. As of July 3, 2020, one customer, Kingston Technology Company, accounted for 10% of the Company’s net accounts receivable. As of June 28, 2019, two customers, Dell Technologies Inc. and Huawei Investment & Holding Co., accounted for 14% and 10%, respectively, of the Company’s net accounts receivable. As of July 3, 2020 and June 28, 2019, the Company had net accounts receivable of $2.4 billion and $1.2 billion, respectively, and reserves for potential credit losses were not material as of each period end.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Eligible employees are generally able to contribute up to 30% of their eligible compensation on a pre-tax basis or 10% of their eligible compensation on an after-tax basis subject to Internal Revenue Service (“IRS”) limitations. The Company makes a basic matching contribution equal to 50% of each eligible participant’s contribution that does not exceed 6% of the eligible participant’s annual compensation in the year of contribution. The Company’s employer matching contributions vest over a two-year graded period. The Company may suspend matching contributions at any time at its discretion. Contributions, including the Company’s matching contribution to the Plan, are recorded as soon as administratively possible after the Company makes payroll deductions from Plan participants.

For 2020, 2019 and 2018, the Company made Plan contributions of $33 million, $34 million and $35 million, respectively.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.  Shareholders’ Equity

2017 Performance Incentive Plan

The types of awards that may be granted under the Western Digital Corporation Amended and Restated 2017 Performance Incentive Plan (as amended, the “2017 Performance Incentive Plan”) include stock options, stock appreciation rights (“SARs”), RSUs, PSUs, stock bonuses and other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock, as well as cash bonus awards. Persons eligible to receive awards under the 2017 Performance Incentive Plan include officers and employees of the Company or any of its subsidiaries, directors of the Company and certain consultants and advisors to the Company or any of its subsidiaries. The vesting of awards under the 2017 Performance Incentive Plan is determined at the date of grant. Each award expires on a date determined at the date of grant; however, the maximum term of options and SARs under the 2017 Performance Incentive Plan is ten years after the grant date of the award. RSUs granted under the 2017 Performance Incentive Plan typically vest over periods ranging from one to four years from the date of grant. PSUs are granted to certain employees and vest only after the achievement of pre-determined performance conditions or market conditions and completion of requisite service periods. Once the performance conditions or market conditions are met, vesting of PSUs is generally subject to continued service by the employee. To the extent available, the Company issues shares out of treasury stock upon the vesting of awards, the exercise of employee stock options and the purchase of shares pursuant to the ESPP.

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

As of July 3, 2020, the maximum number of shares of the Company’s common stock that was authorized for award grants under the 2017 Performance Incentive Plan was 95.6 million shares. Shares issued in respect of stock options and SARs granted under the 2017 Performance Incentive Plan count against the plan’s share limit on a one-for-one basis, whereas currently, shares issued in respect of any other type of award granted count against the plan’s share limit as 1.72 shares for every one share issued in connection with such award. The 2017 Performance Incentive Plan will terminate on August 4, 2025 unless terminated earlier by the Company’s Board of Directors.

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

During 2020, 2019 and 2018, the Company issued 3.0 million, 2.6 million, and 2.5 million shares, respectively, for aggregate purchase amounts of $107 million, $102 million and $119 million, respectively.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based Compensation Expense

The following tables present the Company’s stock-based compensation for equity-settled awards by type and financial statement line as well as the related tax benefit included in the Company’s Consolidated Statements of Operations:

	2020	2019	2018
	(in millions)
Options	$7	$16	$25
RSUs and PSUs	268	263	325
Employee stock purchase plan	33	27	27
Total	$308	$306	$377

	2020	2019	2018
	(in millions)
Cost of revenue	$51	$48	$49
Research and development	163	155	170
Selling, general and administrative	94	103	157
Employee termination, asset impairment, and other charges	—	—	1
Subtotal	308	306	377
Tax benefit	(45)	(50)	(66)
Total	$263	$256	$311

Windfall tax benefits related to the vesting and exercise of stock-based awards, which are recognized as a component of the Company’s Income tax expense, were immaterial for the periods presented.

Compensation cost related to unvested RSUs, PSUs, and rights to purchase shares of common stock under the ESPP will generally be amortized on a straight-line basis over the remaining average service period. The remaining compensation cost related to unvested stock options is immaterial as of July 3, 2020. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of July 3, 2020:

	Unamortized Compensation Costs	Weighted Average Service Period
	(in millions)	(years)
RSUs and PSUs (1)	543	2.4
ESPP	38	1.1
Total unamortized compensation cost	$581

(1) Weighted average service period assumes the performance conditions are met for the PSUs.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Activities

Stock Options

The following table summarizes stock option activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Options outstanding at June 30, 2017	7.4	$58.14
Exercised	(2.2)	44.52		$99
Canceled or expired	(0.4)	60.85
Options outstanding at June 29, 2018	4.8	64.23
Exercised	(0.4)	39.58		$8
Canceled or expired	(0.5)	74.79
Options outstanding at June 28, 2019	3.9	65.72
Exercised	(0.8)	43.26		$12
Canceled or expired	(0.4)	88.58
Options outstanding at July 3, 2020	2.7	$69.16	2.1	$—
Exercisable at July 3, 2020	2.6	$70.10	2.1	$—

No options were granted in 2020, 2019 or 2018.

RSUs and PSUs

The following table summarizes RSU and PSU activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value at Vest Date
	(in millions)		(in millions)
RSUs and PSUs outstanding at June 30, 2017	13.7	$45.01
Granted	6.3	74.68
Vested	(6.3)	45.20	$552
Forfeited	(1.1)	50.35
RSUs and PSUs outstanding at June 29, 2018	12.6	58.31
Granted	7.3	54.82
Vested	(6.3)	53.21	$360
Forfeited	(2.0)	58.63
RSUs and PSUs outstanding at June 28, 2019	11.6	62.07
Granted	7.4	55.32
Vested	(4.4)	58.36	$252
Forfeited	(1.3)	63.33
RSUs and PSUs outstanding at July 3, 2020	13.3	$60.92

RSUs and PSUs are generally settled in an equal number of shares of the Company’s common stock at the time of vesting of the units.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Valuation Assumptions

RSU and PSU Grants

The fair value of the Company’s RSU and PSU awards with a performance condition is determined based upon the closing price of the Company’s stock price on the date of grant. The fair value of PSU awards with a market condition is estimated using a Monte Carlo simulation model on the date of grant using historical volatility.

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

The fair values of ESPP purchase rights have been estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	2020	2019	2018
Weighted-average expected term (in years)	1.25	1.24	1.26
Risk-free interest rate	0.55%	2.25%	0.81%
Stock price volatility	0.59	0.35	0.42
Dividend yield	1.08%	2.42%	4.02%
Fair value	$12.76	$16.89	$10.06

Stock Repurchase Program

The Company’s Board of Directors has authorized a stock repurchase program for the repurchase of up to $5.0 billion of the Company’s common stock, which authorization is effective through July 25, 2023. For the year ended July 3, 2020, the Company did not make any stock repurchases and has not repurchased any shares of its common stock pursuant to its stock repurchase program since the first quarter of fiscal 2019. Although the Company will reevaluate the repurchasing of common stock when appropriate, there can be no assurance if, when or at what level the Company may resume such activity. The remaining amount available to be repurchased under the Company’s current stock repurchase program as of July 3, 2020 was $4.5 billion. Repurchases under the stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan.

Stock Reserved for Issuance

The following table summarizes all common stock reserved for issuance at July 3, 2020:

Number of Shares
(in millions)
Outstanding awards and shares available for award grants	31
ESPP	9
Total	40

Dividends to Shareholders

The Company issued a quarterly cash dividend from the first quarter of fiscal 2013 up to the third quarter of fiscal 2020. During the year ended July 3, 2020, the Company declared aggregate cash dividends of $1.50 per share on its outstanding common stock totaling $449 million. In April 2020, the Company suspended its dividend to reinvest in the business and to support its ongoing deleveraging efforts.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13. Income Tax Expense

Income (loss) Before Taxes

The domestic and foreign components of Income (loss) before taxes were as follows:

	2020	2019	2018
	(in millions)
Foreign	$(695)	$(642)	$2,398
Domestic	649	355	(313)
Income (loss) before taxes	$(46)	$(287)	$2,085

Income Tax Expense (Benefit)

The components of the income tax expense (benefit) were as follows:

	2020	2019	2018
	(in millions)
Current:
Foreign	$157	$181	$166
Domestic - Federal	124	(91)	1,597
Domestic - State	5	3	(5)
	286	93	1,758
Deferred:
Foreign	(29)	226	(39)
Domestic - Federal	(53)	141	(300)
Domestic - State	—	7	(9)
	(82)	374	(348)
Income tax expense	$204	$467	$1,410

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic in the U.S. The CARES Act, among other things, allows NOLs arising in tax years 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes and increases the business interest expense limitation from 30% to 50% of adjusted taxable income for tax years 2019 and 2020. Additionally, countries around the world continue to implement emergency tax measures to provide relief similar to the CARES Act. The provisions of the CARES Act and the emergency tax measures around the world did not result in a material cash benefit to the Company. However, the Company continues to monitor and evaluate the regulatory and interpretive guidance related to the CARES Act as well as in other jurisdictions.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Taxes

Temporary differences and carryforwards, which give rise to a significant portion of deferred tax assets and liabilities were as follows:

	July 3, 2020	June 28, 2019
	(in millions)
Deferred tax assets:
Sales related reserves and accrued expenses not currently deductible	$52	$48
Accrued compensation and benefits not currently deductible	130	124
Net operating loss carryforward	251	285
Business credit carryforward	438	410
Long-lived assets	123	144
Other	133	135
Total deferred tax assets	1,127	1,146
Deferred tax liabilities:
Long-lived assets	(294)	(413)
Unremitted earnings of certain non-U.S. entities	(228)	(220)
Other	(26)	(32)
Total deferred tax liabilities	(548)	(665)
Valuation allowances	(624)	(619)
Deferred tax liabilities, net	$(45)	$(138)

The net deferred tax asset valuation allowance increased by $5 million in each of 2020 and 2019. The assessment of valuation allowances against deferred tax assets requires estimations and significant judgment. The Company continues to assess and adjust its valuation allowance based on operating results and market conditions. After weighing both the positive and negative evidence available, including, but not limited to, earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets, the Company determined that it is able to realize most of its deferred tax assets with the exception of certain loss and credit carryforwards.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective Tax Rate

Under the 2017 Act, the reduction of the U.S. federal corporate tax rate from 35% to 21% became effective January 1, 2018, requiring companies to use a blended rate for their fiscal 2018 tax year by applying a pro-rated percentage of the number of days before and after the January 1, 2018 effective date. This results in the use of an estimated annual effective tax rate of approximately 28% for the Company’s U.S. federal corporate tax rate for fiscal year 2018. For fiscal year 2019 and beyond, the Company will utilize the enacted U.S. federal corporate tax rate of 21%.

Reconciliation of the U.S. Federal statutory rate to the Company’s effective tax rate is as follows:

	2020	2019	2018
U.S. Federal statutory rate	21%	21%	28%
Tax rate differential on international income	(443)	(75)	(34)
Tax effect of U.S. foreign income inclusion	(38)	(7)	1
Tax effect of U.S. foreign minimum tax	(235)	(38)	—
Tax effect of U.S. foreign derived intangible income	109	11	—
Tax effect of U.S. non-deductible stock-based compensation	(21)	(1)	1
Tax effect of U.S. permanent differences	(26)	(3)	(1)
Impact of 2017 Act:
One-time mandatory deemed repatriation tax	—	(41)	75
Re-measurement of deferred taxes	—	2	(3)
Change in valuation allowance	(12)	(2)	5
Unremitted earnings of certain non-U.S. entities	(114)	(79)	—
Foreign income tax credits	191	23	—
Federal R&D credits	147	24	(4)
Other	(22)	2	—
Effective tax rate	(443)%	(163)%	68%

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax Holidays and Carryforwards

A substantial portion of the Company’s manufacturing operations in Malaysia, the Philippines and Thailand operate under various tax holidays and tax incentive programs which expired or will expire in whole or in part at various dates during fiscal years 2021 through 2030. Certain of the holidays may be extended if specific conditions are met. The net impact of these tax holidays and tax incentives was an increase to the Company’s net earnings by $464 million, or $1.54 per diluted share, $393 million, or $1.33 per diluted share, and $519 million, or $1.69 per diluted share, in 2020, 2019, and 2018, respectively.

As of July 3, 2020, the Company had varying amounts of federal and state NOL/tax credit carryforwards that do not expire or, if not used, expire in various years. Following is a summary of the Company’s federal and state NOL/tax credit carryforwards and the related expiration dates of these NOL/tax credit carryforwards:

Jurisdiction	NOL/Tax Credit Carryforward Amount	Expiration
	(in millions)
Federal NOL (Pre 2017 Act Generation)	$676	2021 to 2037
Federal NOL (Post 2017 Act Generation)	—	No expiration
State NOL	471	2021 to 2038
Federal tax credits	58	2021 to 2034
State tax credits	619	No expiration

The federal and state NOLs and credits relating to various acquisitions are subject to limitations under Sections 382 and 383 of the Internal Revenue Code. The Company expects the total amount of federal and state NOLs ultimately realized will be reduced as a result of these provisions by $128 million and $349 million, respectively. The Company expects the total amount of federal and state credits ultimately realized will be reduced as a result of these provisions by $27 million and $2 million, respectively.

As of July 3, 2020, the Company had varying amounts of foreign NOL carryforwards that do not expire or, if not used, expire in various years, depending on the country. The major jurisdictions that the Company receives foreign NOL carryforwards and the related amounts and expiration dates of these NOL carryforwards are as follows:

Jurisdiction	NOL Carryforward Amount	Expiration
	(in millions)
Malaysia	$167	2025 to 2027
Japan	127	2023 to 2026
Belgium	121	No expiration
China	103	2022 to 2025
Spain	48	No expiration

Uncertain Tax Positions

With the exception of certain unrecognized tax benefits that are directly associated with the tax position taken, unrecognized tax benefits are presented gross in the Consolidated Balance Sheets.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits excluding accrued interest and penalties:

	2020	2019	2018
	(in millions)
Unrecognized tax benefit, beginning balance	$695	$551	$522
Gross increases related to current year tax positions	11	172	38
Gross increases related to prior year tax positions	35	8	30
Gross decreases related to prior year tax positions	(4)	(24)	(9)
Settlements	(12)	(1)	(19)
Lapse of statute of limitations	(8)	(11)	(11)
Acquisitions	—	—	—
Unrecognized tax benefit, ending balance	$717	$695	$551

Interest and penalties related to unrecognized tax benefits are recognized in liabilities recorded for uncertain tax positions and are recorded in the provision for income taxes. Accrued interest and penalties included in the Company’s liability related to unrecognized tax benefits as of July 3, 2020, June 28, 2019 and June 29, 2018 was $137 million, $123 million and $110 million, respectively. Included within long-term liabilities in the Consolidated Balance Sheets are the Company’s payables related to unrecognized tax benefits, including accrued interest and penalties, of $720 million, $699 million, and $508 million as of July 3, 2020, June 28, 2019 and June 29, 2018, respectively. The entire balance of the gross unrecognized tax benefits as of July 3, 2020, June 28, 2019 and June 29, 2018, if recognized, would affect the effective tax rate.

The Company files U.S. Federal, U.S. state and foreign tax returns. For both federal and state tax returns, with few exceptions, the Company is subject to examination for fiscal years 2013 through 2019. The Company is no longer subject to examination by the IRS for periods prior to 2012, although carry forwards generated prior to those periods may still be adjusted upon examination by the IRS or state taxing authority if they either have been or will be used in a subsequent period. In the major foreign jurisdictions where there is no tax holiday, the Company could be subject to examination in China for calendar years 2010 through 2019, in Ireland for calendar year 2014 through fiscal year 2019, in India for fiscal years 2008 through 2019, in Israel for calendar year 2015 through fiscal year 2019 and in Japan for fiscal years 2013 through 2019.

The IRS previously completed its field examination of the Company’s federal income tax returns for fiscal years 2008 through 2012 and proposed certain adjustments. As previously disclosed, the Company received Revenue Agent Reports from the IRS for fiscal years 2008 through 2009, proposing adjustments relating to transfer pricing with the Company’s foreign subsidiaries and intercompany payable balances. The Company disagrees with the proposed adjustments and in September 2015 filed a protest with the IRS Appeals Office and received the IRS rebuttal in July 2016. The Company and the IRS Appeals Office did not reach a settlement on the disputed matters. On June 28, 2018, the IRS issued a statutory notice of deficiency with respect to the disputed matters for fiscal years 2008 through 2009, seeking to increase the Company’s U.S. taxable income by an amount that would result in additional federal tax through fiscal year 2009 totaling approximately $516 million, subject to interest and penalties. The Company filed a petition with the U.S. Tax Court in September 2018. On December 10, 2018, the IRS issued a statutory notice of deficiency with respect to fiscal years 2010 through 2012, seeking to increase the Company’s U.S. taxable income by an amount that would result in additional federal tax for fiscal years 2010 through 2012 totaling approximately $549 million, subject to interest and penalties. Approximately $535 million of the total additional federal tax for fiscal years 2010 through 2012 relates to proposed adjustments for transfer pricing with the Company’s foreign subsidiaries, intercompany payable balances and the utilization of certain tax attributes. The Company filed a petition with the U.S. Tax Court in March 2019. The U.S. Tax Court consolidated the case for fiscal years 2008 through 2009 with the case for fiscal years 2010 through 2012. On May 4, 2020, the IRS filed with the U.S. Tax Court Amendments to Answer to assert penalties totaling $340 million on the proposed adjustments relating to transfer pricing with respect to fiscal years 2008 through 2009 and fiscal years 2010 through 2012. The Company continues to believe that its tax positions are properly supported and will vigorously contest the position taken by the IRS.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company believes that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. If any issues addressed in the Company’s tax examinations are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of July 3, 2020, it was not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of the Company’s liability for unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of the Company’s tax returns.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14. Net Income (Loss) Per Common Share

The following table presents the computation of basic and diluted income (loss) per common share:

	Year Ended
	2020	2019	2018
	(in millions, except per share data)
Net income (loss)	$(250)	$(754)	$675
Weighted average shares outstanding:
Basic	298	292	297
Employee stock options, RSUs, PSUs and ESPP	—	—	10
Diluted	298	292	307
Income (loss) per common share
Basic	$(0.84)	$(2.58)	$2.27
Diluted	$(0.84)	$(2.58)	$2.20
Anti-dilutive potential common shares excluded	15	17	2

The Company computes basic income (loss) per common share using Net income (loss) and the Weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is computed using Net income (loss) and the Weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include dilutive outstanding employee stock options, RSUs and PSUs, and rights to purchase shares of common stock under the Company’s ESPP. For 2018, the Company excluded common shares subject to outstanding equity awards from the calculation of diluted shares because their impact would have been anti-dilutive based on the Company’s average stock price during the period. For 2020 and 2019, the Company recorded net loss, and all shares subject to outstanding equity awards have been excluded for those periods because including them would be anti-dilutive.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15. Employee Termination, Asset Impairment and Other Charges

The Company recorded the following charges related to employee terminations benefits, asset impairment, and other charges:

	2020	2019	2018
	(in millions)
Employee termination and other charges:
Closure of Foreign Manufacturing Facilities	$5	$22	$56
Business Realignment	44	144	50
Restructuring Plan 2016	—	—	92
Total employee termination and other charges	49	166	198
Asset impairment:
Restructuring Plan 2016	—	—	16
Total asset impairment	—	—	16
Stock-based compensation accelerations and adjustments:
Business Realignment	—	—	1
Total stock-based compensation accelerations and adjustments	—	—	1
Gain on disposition of assets:
Business Realignment	(17)	—	—
Total gain on disposition of assets	(17)	—	—
Total employee termination, asset impairment, and other charges	$32	$166	$215

Closure of Foreign Manufacturing Facilities

In July 2018, the Company announced the closing of its HDD manufacturing facility in Kuala Lumpur, Malaysia, in order to reduce its manufacturing costs and consolidate HDD operations into Thailand. The Company substantially completed the closure in fiscal year 2019.

The following table presents an analysis of the components of the restructuring charges, payments and adjustments made against the reserve during the year ended July 3, 2020:

	Employee Termination Benefits	Contract Termination and Other	Total
	(in millions)
Accrual balance at June 28, 2019	$30	$2	$32
Charges	3	2	5
Cash payments	(26)	(4)	(30)
Accrual balance at July 3, 2020	$7	$—	$7

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Realignment

The Company periodically incurs charges as part of the integration process of recent acquisitions and to realign its operations with anticipated market demand, primarily consisting of organization rationalization designed to streamline its business, reduce its cost structure and focus its resources. In addition to the amounts recognized under Business Realignment as presented above, the Company recognized $5 million of accelerated depreciation on facility assets in Cost of revenue and Operating expenses in the Consolidated Statements of Operations for the year ended July 3, 2020.

The following table presents an analysis of the components of the activity against the reserve during the year ended July 3, 2020:

	Employee Termination Benefits	Contract Termination and Other	Total
	(in millions)
Accrual balance at June 28, 2019	$37	$8	$45
Charges	38	6	44
Cash payments	(62)	(14)	(76)
Accrual balance at July 3, 2020	$13	$—	$13

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

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17. Quarterly Results of Operations (unaudited)

	First	Second	Third	Fourth
	(in millions, except per share amounts)
2020
Revenue, net	$4,040	$4,234	$4,175	$4,287
Gross profit	758	935	1,005	1,083
Operating income (loss)	(129)	50	153	261
Net income (loss)	(276)	(139)	17	148
Basic income (loss) per common share	(0.93)	(0.47)	0.06	0.49
Diluted income (loss) per common share	(0.93)	(0.47)	0.06	0.49

	First	Second	Third	Fourth
	(in millions, except per share amounts)
2019
Revenue, net	$5,028	$4,233	$3,674	$3,634
Gross profit	1,664	1,044	579	465
Operating income (loss)	686	176	(394)	(381)
Net income (loss)	511	(487)	(581)	(197)
Basic income (loss) per common share	1.75	(1.68)	(1.99)	(0.67)
Diluted income (loss) per common share	1.71	(1.68)	(1.99)	(0.67)

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth fiscal quarter ended July 3, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Director, Executive Officers and Corporate Governance

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended July 3, 2020. In addition, our Board of Directors has adopted a Code of Business Ethics that applies to all of our directors, employees and officers, including our Chief Executive Officer and Chief Financial Officer. The current version of the Code of Business Ethics is available on our website under the Corporate Governance section at www.wdc.com. To the extent required by rules adopted by the SEC and The Nasdaq Stock Market LLC, we intend to promptly disclose future amendments to certain provisions of the Code of Business Ethics, or waivers of such provisions granted to executive officers and directors, on our website under the Corporate Governance section at www.wdc.com.

Item 11. Executive Compensation

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended July 3, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended July 3, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended July 3, 2020.

Item 14. Principal Accounting Fees and Services

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended July 3, 2020.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as a part of this Annual Report on Form 10‑K:

(1)Financial Statements. The financial statements included in Part II, Item 8 of this document are filed as part of this Annual Report on Form 10‑K.

(2)Financial Statement Schedules.

All schedules are omitted as the required information is immaterial, inapplicable or the information is presented in the Consolidated Financial Statements or related Notes.

(3)Exhibits. The exhibits listed in the Exhibit Index below are filed with, or incorporated by reference in, this Annual Report on Form 10‑K, as specified in the Exhibit List, from exhibits previously filed with the SEC. Certain agreements listed in the Exhibit List that we have filed or incorporated by reference may contain representations and warranties by us or our subsidiaries. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in our public disclosures, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe the actual state of affairs at the date hereof and should not be relied upon.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 8, 2006)
3.2	Amended and Restated By-Laws of Western Digital Corporation, as amended effective as of May 2, 2018 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on May 7, 2018)
4.1	Description of Western Digital Corporation’s Capital Stock (Filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K (File No. 1-08703) with the Securities and Exchange Commission on August 27, 2019)
4.2	Indenture (including Form of 0.5% Convertible Senior Notes due 2020), dated as of October 29, 2013, by and between SanDisk Corporation and The Bank of New York Mellon Trust Company, N.A. (Filed as Exhibit 4.1 to SanDisk Corporation’s Current Report on Form 8-K (File No. 000-26734) with the Securities and Exchange Commission on October 29, 2013)
4.3	First Supplemental Indenture to the Indenture filed as Exhibit 4.2 hereto, dated as of May 12, 2016, among SanDisk Corporation, The Bank of New York Mellon Trust Company, N.A., as trustee, and Western Digital Corporation (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on May 12, 2016)
4.4	Indenture (including Form of 4.750% Senior Notes due 2026), dated as of February 13, 2018, among Western Digital Corporation; HGST, Inc., WD Media, LLC, Western Digital (Fremont), LLC and Western Digital Technologies, Inc., as guarantors; and U.S. Bank National Association, as trustee (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 333-222762) with the Securities and Exchange Commission on February 13, 2018)
4.5	Indenture (including Form of 1.50% Convertible Senior Notes due 2024), dated as of February 13, 2018, among Western Digital Corporation; HGST, Inc., WD Media, LLC, Western Digital (Fremont), LLC and Western Digital Technologies, Inc., as guarantors; and U.S. Bank National Association, as trustee (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 333-222762) with the Securities and Exchange Commission on February 13, 2018)
10.1
Western Digital Corporation Amended and Restated 2017 Performance Incentive Plan, amended and restated as of August 7, 2019 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on November 14, 2019)*

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

10.1.6	Form of Notice of Grant of Performance Stock Units and Performance Stock Unit Award Agreement - Financial Measures, under the Western Digital Corporation 2017 Performance Incentive Plan (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 12, 2019)*
10.1.7	Form of Notice of Grant of Performance Stock Units and Performance Stock Unit Award Agreement - TSR Measure, under the Western Digital Corporation 2017 Performance Incentive Plan (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 12, 2019)*
10.1.8	Form of Notice of Grant of Stock Option and Option Agreement - Executives, as amended on November 3, 2015, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan (now named the Western Digital Corporation 2017 Performance Incentive Plan) (Filed as Exhibit 10.1.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 10, 2016)*
10.1.9	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement - Executives, as amended on November 3, 2015, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan (now named the Western Digital Corporation 2017 Performance Incentive Plan) (Filed as Exhibit 10.1.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 10, 2016)*

Exhibit Number	Description
10.1.10	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement, as amended on November 3, 2015, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan (now named the Western Digital Corporation 2017 Performance Incentive Plan) (Filed as Exhibit 10.1.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 10, 2016)*
10.1.11	Western Digital Corporation 2017 Performance Incentive Plan Non-Employee Director Restricted Stock Unit Grant Program, as amended November 1, 2017 (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 6, 2018)*
10.1.12
Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Award Agreement - Vice President and Above under the Western Digital Corporation 2017 Performance Incentive Plan (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 6, 2018)*

10.1.13
Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Award Agreement - Vice President and Above under the Western Digital Corporation 2017 Performance Incentive Plan (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 12, 2019)*

10.1.14
Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Award Agreement under the Western Digital Corporation 2017 Performance Incentive Plan (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 6, 2018)*

10.1.15
Notice of Grant of Restricted Stock Units and Restricted Stock Unit Award Agreement – CEO Sign-On Award (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 8, 2020)*

10.1.16	Notice of Grant of Performance Stock Units and Performance Stock Unit Award – TSR Measure (CEO Sign-On Award) (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 8, 2020)*
10.2	Western Digital Corporation Executive Short-Term Incentive Plan (supersedes the Western Digital Corporation Incentive Compensation Plan), dated August 7, 2019 (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10‑Q (File No. 1-08703) with the Securities and Exchange Commission on November 12, 2019)*
10.3	Western Digital Corporation Amended and Restated 2005 Employee Stock Purchase Plan, as amended August 2, 2018 (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on November 7, 2018)*
10.4	SanDisk Corporation 2013 Incentive Plan (Filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-211420) with the Securities and Exchange Commission on May 17, 2016)*
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

10.8	Form of Indemnity Agreement for Directors of Western Digital Corporation (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 8, 2002)*
10.9	Form of Indemnity Agreement for Officers of Western Digital Corporation (Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 8, 2002)*
10.10	Form of Indemnification Agreement entered into between SanDisk Corporation and its directors and officers (Filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K (File No. 1-08703) with the Securities and Exchange Commission on August 24, 2018)*
10.11	Offer Letter, dated as of February 18, 2020, to David Goeckeler (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 8, 2020)*
10.12	Retention Agreement, dated April 1, 2020, with Michael Cordano†*
10.13	Loan Agreement, dated as of April 29, 2016, by and among Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders and financial institutions from time to time party thereto (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 9, 2016)
10.13.1	Amendment No. 1, dated as of August 17, 2016, to the Loan Agreement dated as of April 29, 2016, by and among Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the lenders party thereto and the other loan parties thereto (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on August 18, 2016)

Exhibit Number	Description
10.13.2	Amendment No. 2, dated as of September 22, 2016, to the Loan Agreement dated as of April 29, 2016, by and among Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the lenders party thereto and the other loan parties thereto (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on September 22, 2016)
10.13.3	Amendment No. 3, dated as of March 14, 2017, to the Loan Agreement dated as of April 29, 2016, by and among Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the lenders party thereto and the other loan parties thereto (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on March 14, 2017)
10.13.4	Amendment No. 4, dated as of March 23, 2017, to the Loan Agreement dated as of April 29, 2016, by and among Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the lenders party thereto and the other loan parties thereto (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on March 23, 2017)
10.13.5	Amendment No. 5, dated as of November 8, 2017, to the Loan Agreement dated as of April 29, 2016, by and among Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the lenders party thereto and the other loan parties thereto (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on November 8, 2017)
10.13.6	Amendment No. 6, dated as of November 29, 2017, to the Loan Agreement dated as of April 29, 2016, by and among Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the lenders party thereto and the other loan parties thereto (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on November 29, 2017)
10.13.7	Amendment No. 7, dated as of February 27, 2018, to the Loan Agreement dated as of April 29, 2016, by and among Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the lenders party thereto and the other loan parties thereto (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on February 27, 2018)
10.13.8	Amendment No. 8, dated as of May 15, 2018, to the Loan Agreement dated as of April 29, 2016, by and among Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the lenders party thereto and the other loan parties thereto (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on May 15, 2018)
10.13.9	Amendment No. 9, dated as of April 29, 2019, to the Loan Agreement dated as of April 29, 2016, by and among Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the lenders party thereto and the other loan parties thereto (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 7, 2019)
10.13.10	Amendment No. 10, dated as of July 2, 2020, to the Loan Agreement dated as of April 29, 2016, by and between Western Digital Corporation and JPMorgan Chase Bank, N.A., as administrative agent†
10.14	Guaranty Agreement, dated as of April 29, 2016, by and among Western Digital Corporation, the subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the guaranteed creditors (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No.1-08703) with the Securities and Exchange Commission on April 29, 2016)
10.15	Security Agreement, dated as of May 12, 2016, by and among the debtors (as defined therein) party thereto and JPMorgan Chase Bank, N.A., as collateral agent (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on May 12, 2016)
10.16	Flash Alliance Master Agreement, dated as of July 7, 2006, by and among SanDisk Corporation, Toshiba Corporation and SanDisk (Ireland) Limited (Filed as Exhibit 10.1 to SanDisk Corporation’s Quarterly Report on Form 10-Q (File No. 000-26734) with the Securities and Exchange Commission on November 8, 2006)#
10.17	Operating Agreement of Flash Alliance, Ltd., dated as of July 7, 2006, by and between Toshiba Corporation and SanDisk (Ireland) Limited (Filed as Exhibit 10.2 to SanDisk Corporation’s Quarterly Report on Form 10-Q (File No. 000-26734) with the Securities and Exchange Commission on November 8, 2006)#
10.18	Joint Venture Restructure Agreement, dated as of January 29, 2009, by and among SanDisk Corporation, SanDisk (Ireland) Limited, SanDisk (Cayman) Limited, Toshiba Corporation, Flash Partners Limited and Flash Alliance Limited (Filed as Exhibit 10.1 to SanDisk Corporation’s Quarterly Report on Form 10-Q (File No. 000-26734) with the Securities and Exchange Commission on May 7, 2009)#
10.19	New Y2 Facility Agreement, dated October 20, 2015, by and among SanDisk Corporation, SanDisk (Ireland) Limited, SanDisk (Cayman) Limited, SanDisk Flash B.V., Toshiba Corporation, Flash Partners Limited, Flash Alliance Limited and Flash Forward Limited (Filed as Exhibit 10.37 to SanDisk Corporation’s Annual Report on Form 10-K (File No. 000-26734) with the Securities and Exchange Commission on February 12, 2016)#
10.20	FAL Commitment and Extension Agreement, dated as of December 12, 2017, by and among Western Digital Corporation, SanDisk LLC, SanDisk (Ireland) Limited and Toshiba Memory Corporation (Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 6, 2018)#
10.21	Y6 Facility Agreement, dated as of December 12, 2017, by and among Western Digital Corporation, SanDisk LLC, SanDisk (Cayman) Limited, SanDisk (Ireland) Limited, SanDisk Flash B.V., Flash Partners, Ltd., Flash Alliance, Ltd., Flash Forward, Ltd. and Toshiba Memory Corporation (Filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 6, 2018)#

Exhibit Number	Description
10.22	K1 Facility Agreement, dated as of May 15, 2019, by and among Western Digital, SanDisk LLC, SanDisk (Cayman) Limited, SanDisk (Ireland) Limited, SanDisk Flash B.V., Flash Partners, Ltd., Flash Alliance, Ltd., Flash Forward Ltd., Toshiba Memory Corporation and Toshiba Memory Corporation Iwate (Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K (File No. 1-08703) with the Securities and Exchange Commission on August 27, 2019##
10.23	Confidential Settlement and Mutual Release Agreement, dated as of December 12, 2017, by and among Western Digital Corporation, SanDisk LLC, SanDisk (Cayman) Limited, SanDisk (Ireland) Limited, SanDisk Flash B.V., Toshiba Corporation and Toshiba Memory Corporation (Filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 6, 2018)#
10.24	Confidential Settlement and Mutual Release Agreement, dated as of December 12, 2017, by and among Western Digital Corporation, SanDisk LLC, SanDisk (Cayman) Limited, SanDisk (Ireland) Limited, SanDisk Flash B.V., Bain Capital Private Equity, L.P., BCPE Pangea Cayman, L.P., BCPE Pangea Cayman2, Ltd., Bain Capital Fund XII, L.P., Bain Capital Asia Fund III, L.P. and K.K. Pangea (Filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 6, 2018)#
21	Subsidiaries of Western Digital Corporation†
23	Consent of Independent Registered Public Accounting Firm†
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

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

Item 16. Form 10-K Summary

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
Dated: August 27, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10‑K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David V. Goeckeler	Chief Executive Officer, Director (Principal Executive Officer)	August 27, 2020
David V. Goeckeler

/s/ Robert K. Eulau	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 27, 2020
Robert K. Eulau

/s/ Gene Zamiska	Vice President, Global Accounting and Chief Accounting Officer (Principal Accounting Officer)	August 27, 2020
Gene Zamiska

/s/ Matthew E. Massengill	Chairman of the Board	August 27, 2020
Matthew E. Massengill

/s/ Kimberly E. Alexy	Director	August 27, 2020
Kimberly E. Alexy

/s/ Martin I. Cole	Director	August 27, 2020
Martin I. Cole

/s/ Kathleen A. Cote	Director	August 27, 2020
Kathleen A. Cote

/s/ Tunҫ Doluca	Director	August 27, 2020
Tunҫ Doluca

/s/ Paula A. Price	Director	August 27, 2020
Paula A. Price

/s/ Stephanie A. Streeter	Director	August 27, 2020
Stephanie A. Streeter