Form 10-Q
period 2020-10-02
WESTERN DIGITAL CORP
filed 2020-11-06
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of the close of business on October 30, 2020, 304,245,045 shares of common stock, par value $0.01 per share, were outstanding.

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

These forward-looking statements are based on information available to the Company as of the date of this Quarterly Report on Form 10-Q and are based on management’s current views and assumptions. They are conditioned upon and involve a number of risks, uncertainties and other factors that could cause actual results or performance to differ materially from those expressed in the forward-looking statements. These risks and uncertainties include, but are not limited to:

•future responses to and effects of the COVID-19 pandemic;
•volatility in global economic conditions;
•impact of business and market conditions;
•impact of competitive products and pricing;
•our development and introduction of products based on new technologies and expansion into new data storage markets;
•risks associated with cost saving initiatives, restructurings, acquisitions, divestitures, mergers, joint ventures and our strategic relationships;
•difficulties or delays in manufacturing or other supply chain disruptions;
•hiring and retention of key employees;
•our high level of debt and other financial obligations;
•changes to our relationships with key customers;
•disruptions in operations from cyberattacks or other system security risks;
•actions by competitors; and
•risks associated with compliance with changing legal and regulatory requirements and the outcome of legal proceedings.

You are urged to carefully review the disclosures we make concerning these risks and review the additional disclosures we make concerning material risks and other factors that may affect the outcome of our forward-looking statements and our business and operating results, including those made in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 3, 2020 (the “2020 Annual Report on Form 10-K”) and any of those made in our other reports filed with the Securities and Exchange Commission, including under “Risk Factors” in Item 1A of subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q that may from time to time amend, supplement or supersede the risks and uncertainties disclosed in the 2020 Annual Report on Form 10-K. You are cautioned not to place undue reliance on the forward-looking statements included in this Quarterly Report on Form 10-Q, which speak only as of the date of this document. We do not intend, and undertake no obligation, to update or revise these forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events, except as required by law.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	October 2, 2020	July 3, 2020
ASSETS
Current assets:
Cash and cash equivalents	$2,995	$3,048
Accounts receivable, net	2,097	2,379
Inventories	3,355	3,070
Other current assets	558	551
Total current assets	9,005	9,048
Property, plant and equipment, net	2,897	2,854
Notes receivable and investments in Flash Ventures	1,746	1,875
Goodwill	10,069	10,067
Other intangible assets, net	758	941
Other non-current assets	927	877
Total assets	$25,402	$25,662
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,949	$1,945
Accounts payable to related parties	404	407
Accrued expenses	1,293	1,296
Accrued compensation	497	472
Current portion of long-term debt	286	286
Total current liabilities	4,429	4,406
Long-term debt	9,086	9,289
Other liabilities	2,311	2,416
Total liabilities	15,826	16,111
Commitments and contingencies (Notes 9, 10, 12 and 15)
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized — 5 shares; issued and outstanding — none	—	—
Common stock, $0.01 par value; authorized — 450 shares; issued — 312 shares; outstanding — 304 shares and 302 shares, respectively	3	3
Additional paid-in capital	3,537	3,717
Accumulated other comprehensive income (loss)	(101)	(157)
Retained earnings	6,658	6,725
Treasury stock — common shares at cost; 8 shares and 10 shares, respectively	(521)	(737)
Total shareholders’ equity	9,576	9,551
Total liabilities and shareholders’ equity	$25,402	$25,662

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	October 2, 2020	October 4, 2019
Revenue, net	$3,922	$4,040
Cost of revenue	3,018	3,282
Gross profit	904	758
Operating expenses:
Research and development	555	574
Selling, general and administrative	256	305
Employee termination, asset impairment, and other charges	23	8
Total operating expenses	834	887
Operating income (loss)	70	(129)
Interest and other income (expense):
Interest income	2	12
Interest expense	(84)	(122)
Other income, net	9	2
Total interest and other expense, net	(73)	(108)
Loss before taxes	(3)	(237)
Income tax expense	57	39
Net loss	$(60)	$(276)

Loss per common share
Basic and diluted	$(0.20)	$(0.93)
Weighted average shares outstanding:
Basic and diluted	303	296

Cash dividends declared per share	$—	$0.50

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(Unaudited)

	Three Months Ended
	October 2, 2020	October 4, 2019
Net loss	$(60)	$(276)
Other comprehensive income (loss), before tax:
Actuarial pension gain	1	1
Foreign currency translation adjustment	32	5
Net unrealized gain (loss) on derivative contracts and available-for-sale securities	30	(33)
Total other comprehensive income (loss), before tax	63	(27)
Income tax benefit (expense) related to items of other comprehensive income (loss), before tax	(7)	5
Other comprehensive income (loss), net of tax	56	(22)
Total comprehensive loss	$(4)	$(298)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	October 2, 2020	October 4, 2019
Cash flows from operating activities
Net loss	$(60)	$(276)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	374	406
Stock-based compensation	76	77
Deferred income taxes	11	(27)
Loss on disposal of assets	1	2
Amortization of debt discounts	10	10
Other non-cash operating activities, net	(6)	(21)
Changes in:
Accounts receivable, net	282	(243)
Inventories	(285)	(5)
Accounts payable	99	155
Accounts payable to related parties	(3)	176
Accrued expenses	(23)	100
Accrued compensation	26	75
Other assets and liabilities, net	(139)	(176)
Net cash provided by operating activities	363	253
Cash flows from investing activities
Purchases of property, plant and equipment	(337)	(145)
Proceeds from the sale of property, plant and equipment	7	—
Acquisitions, net of cash acquired	—	(22)
Notes receivable issuances to Flash Ventures	(114)	(171)
Notes receivable proceeds from Flash Ventures	277	357
Strategic investments and other, net	1	15
Net cash provided by (used in) investing activities	(166)	34
Cash flows from financing activities
Issuance of stock under employee stock plans	1	26
Taxes paid on vested stock awards under employee stock plans	(41)	(52)
Dividends paid to shareholders	—	(147)
Repayment of debt	(213)	(319)
Net cash used in financing activities	(253)	(492)
Effect of exchange rate changes on cash	3	(2)
Net decrease in cash and cash equivalents	(53)	(207)
Cash and cash equivalents, beginning of year	3,048	3,455
Cash and cash equivalents, end of period	$2,995	$3,248
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$144	$67
Cash paid for interest	$104	$143

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at July 3, 2020	312	$3	(10)	$(737)	$3,717	$(157)	$6,725	$9,551
Net loss	—	—	—	—	—	—	(60)	(60)
Adoption of new accounting standards	—	—	—	—	—	—	(7)	(7)
Employee stock plans	—	—	2	216	(256)	—	—	(40)
Stock-based compensation	—	—	—	—	76	—	—	76
Actuarial pension gain	—	—	—	—	—	1	—	1
Foreign currency translation adjustment	—	—	—	—	—	32	—	32
Net unrealized gain on derivative contracts	—	—	—	—	—	23	—	23
Balance at October 2, 2020	312	$3	(8)	$(521)	$3,537	$(101)	$6,658	$9,576

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 28, 2019	312	$3	(17)	$(1,268)	$3,851	$(68)	$7,449	$9,967
Net loss	—	—	—	—	—	—	(276)	(276)
Adoption of new accounting standards	—	—	—	—	~~—~~ 	—	(5)	(5)
Employee stock plans	—	—	3	181	(207)	—	—	(26)
Stock-based compensation	—	—	—	—	77	—	—	77
Dividends to shareholders	—	—	—	—	7	—	(156)	(149)
Actuarial pension gain	—	—	—	—	—	1	—	1
Foreign currency translation adjustment	—	—	—	—	—	4	—	4
Net unrealized loss on derivative contracts	—	—	—	—	—	(27)	—	(27)
Balance at October 4, 2019	312	$3	(14)	$(1,087)	$3,728	$(90)	$7,012	$9,566

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Organization and Basis of Presentation

Western Digital Corporation (“Western Digital” or the “Company”) is a leading developer, manufacturer, and provider of data storage devices and solutions that address the evolving needs of the information technology (“IT”) industry and the infrastructure that enables the proliferation of data in virtually every other industry. The Company creates environments for data to thrive. The Company is driving the innovation needed to help customers capture, preserve, access and transform an ever-increasing diversity of data. Everywhere data lives, from advanced data centers to mobile sensors to personal devices, the Company’s industry-leading solutions deliver the possibilities of data.

The Company’s broad portfolio of technology and products address the following key end markets: Client Devices; Data Center Devices and Solutions; and Client Solutions. The Company also generates license and royalty revenue from its extensive intellectual property (“IP”), which is included in each of these three end market categories.

The accounting policies followed by the Company are set forth in Part II, Item 8, Note 1, Organization and Basis of Presentation, of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10‑K for the fiscal year ended July 3, 2020. In the opinion of management, all adjustments necessary to fairly state the Condensed Consolidated Financial Statements have been made. All such adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in the Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10‑K for the fiscal year ended July 3, 2020. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

Fiscal Year

The Company’s fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every five to six years, the Company reports a 53-week fiscal year to align the fiscal year with the foregoing policy. Fiscal year 2021, which ends on July 2, 2021, will be comprised of 52 weeks, with all quarters presented consisting of 13 weeks. Fiscal year 2020, which ended on July 3, 2020, was comprised of 53 weeks, with the first quarter consisting of 14 weeks and the remaining quarters consisting of 13 weeks each.

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

Segment Information

The Company manufactures, markets, and sells data storage devices and solutions in the U.S. and in foreign countries through its sales personnel, dealers, distributors, retailers, and subsidiaries. Historically, the Company has managed and reported under a single operating segment. Late in the first quarter of fiscal 2021, the Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (“CODM”), announced a decision to reorganize the Company’s business by forming two separate product business units: flash-based products and hard disk drives (“HDD”). Beginning in the second fiscal quarter, the Company is in the process of transitioning to this new operating model and discrete information has not yet been established to align with the new business structure. Management expects to finalize its assessment of its operating segments when the transition is completed, which is expected to be by the end of fiscal 2021.

Table of Content
WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.    Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 seeks to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, including trade receivables, and other commitments to extend credit held by a reporting entity at each reporting date. The amendments require an entity to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects current expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments are effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2019, which for the Company is the first quarter of fiscal 2021. The Company adopted this standard effective July 4, 2020 (the beginning of fiscal 2021) with no material impact on its Condensed Consolidated Financial Statements.

In November 2018, the FASB issued ASU No. 2018-18, “Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606” (“ASU 2018-18”). ASU 2018-18 clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. This ASU requires retrospective adoption to the date the Company adopted Accounting Standards Codification (ASC) 606 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings of the earliest annual period presented. The Company adopted this standard effective July 4, 2020 (the beginning of fiscal 2021) with no material impact on its Condensed Consolidated Financial Statements.

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

Table of Content
WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.    Revenues

Contract assets represent the Company’s rights to consideration where performance obligations are completed but the customer payments are not due until another performance obligation is satisfied. The Company did not have any contract assets as of either October 2, 2020 or July 3, 2020.

The Company incurs sales commissions and other direct incremental costs to obtain sales contracts. The Company has applied the practical expedient to recognize the direct incremental costs of obtaining contracts as an expense when incurred if the amortization period is expected to be one year or less or the amount is not material, with these costs charged to Selling, general and administrative expenses. Other direct incremental costs to obtain contracts that have an expected benefit of greater than one year are amortized over the period of expected cash flows from the related contracts, and the amortization expense is recorded as a reduction to revenue. Total capitalized contract costs as of October 2, 2020 and July 3, 2020 as well as the related amortization for the three months ended October 2, 2020 and October 4, 2019 were not material.

Contract liabilities relate to customers’ payments in advance of performance under the contract and primarily relate to remaining performance obligations under support and maintenance contracts. As of October 2, 2020 and July 3, 2020, contract liabilities were not material.

The Company applies the practical expedients and does not disclose transaction price allocated to the remaining performance obligations for (i) arrangements that have an original expected duration of one year or less, which mainly consist of support and maintenance contracts, and (ii) variable consideration amounts for sale-based or usage-based royalties for IP license arrangements, which typically range longer than one year. Remaining performance obligations are mainly attributed to right-to-access patent license arrangements and customer support and service contracts, which will be recognized over the remaining contract period. The transaction price allocated to the remaining performance obligations as of October 2, 2020 was $102 million, which is mainly attributable to the functional IP license and service arrangements. The Company expects to recognize this amount as revenue as follows: $31 million during the remainder of fiscal 2021, $40 million in fiscal 2022, and $31 million in fiscal 2023 and thereafter.

Table of Content
WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s disaggregated revenue information is as follows:

	Three Months Ended
	October 2, 2020	October 4, 2019
	(in millions)
Revenue by Product
Hard disk drives (“HDD”)	$1,844	$2,408
Flash-based	2,078	1,632
Total Revenue	$3,922	$4,040

Revenue by End Market
Client Devices	$1,946	$1,616
Data Center Devices & Solutions	1,129	1,532
Client Solutions	847	892
Total Revenue	$3,922	$4,040

Revenue by Geography
Americas	$1,079	$1,313
Europe, Middle East and Africa	629	779
Asia	2,214	1,948
Total Revenue	$3,922	$4,040

The Company’s top 10 customers accounted for 44% of its net revenue for the three months ended October 2, 2020, and 43% of its net revenue for the three months ended October 4, 2019. For the three months ended October 2, 2020, no single customer accounted for 10% of the Company’s net revenue, and for the three months ended October 4, 2019, one customer accounted for 11% of the Company’s net revenue.

Table of Content
WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.    Supplemental Financial Statement Data

Accounts receivable, net

From time to time, in connection with factoring agreements, the Company sells trade accounts receivable without recourse to third party purchasers in exchange for cash. During the three months ended October 2, 2020 and October 4, 2019, the Company sold trade accounts receivable and received cash proceeds of $128 million and $85 million, respectively. The discounts on the trade accounts receivable sold during the periods were not material and were recorded within Other income, net in the Condensed Consolidated Statements of Operations. As of October 2, 2020 and July 3, 2020, the amount of factored receivables that remained outstanding was $128 million and $113 million, respectively.

Inventories

	October 2, 2020	July 3, 2020
	(in millions)
Inventories:
Raw materials and component parts	$1,426	$1,306
Work-in-process	964	956
Finished goods	965	808
Total inventories	$3,355	$3,070

Property, plant and equipment, net

	October 2, 2020	July 3, 2020
	(in millions)
Property, plant and equipment:
Land	$286	$294
Buildings and improvements	1,865	1,837
Machinery and equipment	7,514	7,391
Computer equipment and software	430	429
Furniture and fixtures	52	52
Construction-in-process	327	297
Property, plant and equipment, gross	10,474	10,300
Accumulated depreciation	(7,577)	(7,446)
Property, plant and equipment, net	$2,897	$2,854

Goodwill

Carrying Amount
(in millions)
Balance at July 3, 2020	$10,067
Foreign currency translation adjustment	2
Balance at October 2, 2020	$10,069

Table of Content
WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets

	October 2, 2020	July 3, 2020
	(in millions)
Finite-lived intangible assets	$5,543	$5,541
In-process research and development	80	80
Accumulated amortization	(4,865)	(4,680)
Intangible assets, net	$758	$941

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

Product warranty liability

Changes in the warranty accrual were as follows:

	Three Months Ended
	October 2, 2020	October 4, 2019
	(in millions)
Warranty accrual, beginning of period	$408	$350
Charges to operations	35	49
Utilization	(31)	(48)
Changes in estimate related to pre-existing warranties	(21)	6
Warranty accrual, end of period	$391	$357

The current portion of the warranty accrual is classified in Accrued expenses and the long-term portion is classified in Other liabilities as noted below:

	October 2, 2020	July 3, 2020
	(in millions)
Warranty accrual
Current portion (included in Accrued expenses)	$191	$205
Long-term portion (included in Other liabilities)	200	203
Total warranty accrual	$391	$408

Other liabilities

	October 2, 2020	July 3, 2020
	(in millions)
Other liabilities:
Non-current net tax payable	$711	$815
Payables related to unrecognized tax benefits	715	720
Other non-current liabilities	885	881
Total other liabilities	$2,311	$2,416

Table of Content
WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) (“AOCI”), net of tax refers to expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income. The following table illustrates the changes in the balances of each component of AOCI:

	Actuarial Pension Gains (Losses)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivative Contracts	Total Accumulated Comprehensive Income (Loss)
	(in millions)
Balance at July 3, 2020	$(58)	$(2)	$(97)	$(157)
Other comprehensive loss before reclassifications	1	32	18	51
Amounts reclassified from accumulated other comprehensive loss	—	—	12	12
Income tax benefit (expense) related to items of other comprehensive loss	—	—	(7)	(7)
Net current-period other comprehensive loss	1	32	23	56
Balance at October 2, 2020	$(57)	$30	$(74)	$(101)

During the three months ended October 2, 2020 and October 4, 2019, the amounts reclassified out of AOCI related to derivative contracts were substantially all charged to Cost of revenue in the Condensed Consolidated Statements of Operations.

Table of Content
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

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of October 2, 2020 and July 3, 2020, and indicate the fair value hierarchy of the valuation techniques utilized to determine such values:

	October 2, 2020
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents - Money market funds	$861	$—	$—	$861
Foreign exchange contracts	—	24	—	24
Total assets at fair value	$861	$24	$—	$885
Liabilities:
Foreign exchange contracts	$—	$10	$—	$10
Interest rate swap contract	—	120	—	120
Total liabilities at fair value	$—	$130	$—	$130

	July 3, 2020
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents - Money market funds	$1,079	$—	$—	$1,079
Foreign exchange contracts	—	28	—	28
Total assets at fair value	$1,079	$28	$—	$1,107
Liabilities:
Foreign exchange contracts	$—	$9	$—	$9
Interest rate swap contract	—	133	—	133
Total liabilities at fair value	$—	$142	$—	$142

During the three months ended October 2, 2020 and October 4, 2019, the Company had no transfers of financial assets and liabilities between levels and there were no changes in valuation techniques and the inputs used in the fair value measurement.

Table of Content
WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments Not Carried at Fair Value

The carrying value of the Company’s revolving credit facility approximates its fair value given the revolving nature of the balance and the variable market interest rate. For financial instruments where the carrying value (which includes principal adjusted for any unamortized issuance costs, and discounts or premiums) differs from fair value (which is based on quoted market prices), the following table represents the related carrying value and fair value for each of the Company’s outstanding financial instruments. Each of the financial instruments presented below was categorized as Level 2 for all periods presented, based on the frequency of trading immediately prior to the end of the first quarter of 2021 and the fourth quarter of 2020, respectively.

	October 2, 2020		July 3, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
0.50% convertible senior notes due 2020	$35	$34	$34	$30
Variable interest rate Term Loan A-1 maturing 2023	4,514	4,427	4,576	4,474
Variable interest rate Term Loan B-4 maturing 2023	1,543	1,536	1,692	1,656
1.50% convertible notes due 2024	994	1,043	987	1,036
4.75% senior unsecured notes due 2026	2,286	2,475	2,286	2,428
Total	$9,372	$9,515	$9,575	$9,624

Table of Content
WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.    Derivative Instruments and Hedging Activities

As of October 2, 2020, the Company had outstanding foreign exchange forward contracts that were designated as either cash flow hedges or non-designated hedges. Substantially all of the contract maturity dates of these foreign exchange forward contracts do not exceed 12 months. In addition, the Company had outstanding pay-fixed interest rate swaps that were designated as cash flow hedges of variable rate interest payments on a portion of its term loans through February 2023.

As of October 2, 2020, the amount of existing net losses related to cash flow hedges recorded in AOCI included $70 million related to the Company’s interest rate swaps that is expected to be reclassified to earnings after twelve months. In addition, as of October 2, 2020, the Company did not have any foreign exchange forward contracts with credit-risk-related contingent features.

Changes in fair values of the non-designated foreign exchange contracts are recognized in Other income, net and are largely offset by corresponding changes in the fair values of the foreign currency denominated monetary assets and liabilities. For each of the three months ended October 2, 2020 and October 4, 2019, total net realized and unrealized transaction and foreign exchange contract currency gains and losses were not material to the Company’s Condensed Consolidated Financial Statements.

Netting Arrangements

Under certain provisions and conditions within agreements with counterparties to the Company’s foreign exchange forward contracts, subject to applicable requirements, the Company has the right of offset associated with the Company’s foreign exchange forward contracts and is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. As of October 2, 2020 and July 3, 2020, the effect of rights of offset was not material and the Company did not offset or net the fair value amounts of derivative instruments in its Condensed Consolidated Balance Sheets.

Table of Content
WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.    Debt

Debt consisted of the following as of October 2, 2020 and July 3, 2020:

	October 2, 2020	July 3, 2020
	(in millions)
0.50% convertible senior notes due 2020	$35	$35
Variable interest rate Term Loan A-1 maturing 2023	4,520	4,583
Variable interest rate Term Loan B-4 maturing 2023	1,543	1,693
1.50% convertible notes due 2024	1,100	1,100
4.75% senior unsecured notes due 2026	2,300	2,300
Total debt	9,498	9,711
Issuance costs and debt discounts	(126)	(136)
Subtotal	9,372	9,575
Less current portion of long-term debt	(286)	(286)
Long-term debt	$9,086	$9,289

The credit agreement governing the revolving credit facility and Term Loan A-1 requires the Company to comply with certain financial covenants, consisting of a leverage ratio and an interest coverage ratio. As of October 2, 2020, the Company was in compliance with these financial covenants.

During the three months ended October 2, 2020, the Company made a voluntary prepayment of $150 million on its Term Loan B-4. Subsequent to October 2, 2020, the 0.50% convertible notes due 2020 were settled in full in accordance with their terms.

Table of Content
WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.    Pension and Other Post-Retirement Benefit Plans

The Company has pension and other post-retirement benefit plans in various countries. The Company’s principal pension plans are in Japan, Thailand and the Philippines. All pension and other post-retirement benefit plans outside of the Company’s Japan, Thailand and Philippines defined benefit pension plans (the “Pension Plans”) are immaterial to the Condensed Consolidated Financial Statements. The expected long-term rate of return on the Pension Plans assets is 2.5%.

Obligations and Funded Status

The following table presents the unfunded status of the benefit obligations for the Pension Plans:

	October 2, 2020	July 3, 2020
	(in millions)
Benefit obligation at end of period	$374	$366
Fair value of plan assets at end of period	221	215
Unfunded status	$153	$151

The following table presents the unfunded amounts related to the Pension Plans as recognized on the Company’s Condensed Consolidated Balance Sheets:

	October 2, 2020	July 3, 2020
	(in millions)
Current liabilities	$1	$1
Non-current liabilities	152	150
Net amount recognized	$153	$151

Net periodic benefit costs were not material for the three months ended October 2, 2020.

Table of Content
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

The following table presents the notes receivable from, and equity investments in, Flash Ventures as of October 2, 2020 and July 3, 2020:

	October 2, 2020	July 3, 2020
	(in millions)
Notes receivable, Flash Partners	$271	$273
Notes receivable, Flash Alliance	231	301
Notes receivable, Flash Forward	597	670
Investment in Flash Partners	208	203
Investment in Flash Alliance	307	300
Investment in Flash Forward	132	128
Total notes receivable and investments in Flash Ventures	$1,746	$1,875

During the three months ended October 2, 2020 and October 4, 2019, the Company made net payments to Flash Ventures of $981 million and $682 million, respectively, for purchased flash-based memory wafers and net loans and investments.

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

As of October 2, 2020 and July 3, 2020, the Company had Accounts payable balances due to Flash Ventures of $404 million and $407 million, respectively.

The Company’s maximum reasonably estimable loss exposure (excluding lost profits) as a result of its involvement with Flash Ventures, based upon the Japanese yen to U.S. dollar exchange rate at October 2, 2020, is presented below. Investments in Flash Ventures are denominated in Japanese yen, and the maximum estimable loss exposure excludes any cumulative translation adjustment due to revaluation from the Japanese yen to the U.S. dollar.

October 2, 2020
(in millions)
Notes receivable	$1,099
Equity investments	647
Operating lease guarantees	2,004
Inventory and prepayments	575
Maximum estimable loss exposure	$4,325

Table of Content
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

In June 2019, an unexpected power outage incident occurred at the flash-based memory manufacturing facilities operated in Yokkaichi, Japan. The power outage incident impacted the facilities and process tools and resulted in damage to flash wafers in production and a reduction in the Company’s flash wafer availability. As a result of this incident, the Company incurred charges of $68 million for the three months ended October 4, 2019, which were recorded in Cost of revenue and primarily consisted of unabsorbed manufacturing overhead costs. During the three months ended October 2, 2020, the Company received a recovery of $30 million related to this incident from its insurance carriers, which was recorded in Cost of revenue. The Company continues to pursue recovery of its losses associated with this event; however, the total amount of recovery cannot be estimated at this time.

In May 2019, the Company entered into additional agreements with Kioxia to extend Flash Ventures to a new wafer fabrication facility, known as “K1,” located in Kitakami, Japan. The primary purpose of K1 is to provide clean room space to continue the transition of existing flash-based wafer capacity to newer technology nodes. Output from the initial production line at K1 began in the third quarter of fiscal year 2020, although meaningful output from K1 is not expected to begin until the end of calendar 2020. The Company has paid for most of its share of initial K1 equipment investments and relocation costs. Other period expenses associated with the initial production ramp at K1 are expected to begin trailing off toward the end of calendar year 2020 as output increases. The Company also agreed to prepay an aggregate of approximately $360 million over a 3-year period beginning in the first half of fiscal year 2020 toward K1 building depreciation, to be credited against future wafer charges. As of October 2, 2020, remaining committed prepayments totaled $178 million.

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

The following table presents the Company’s portion of the remaining guarantee obligations under the Flash Ventures’ lease facilities in both Japanese yen and U.S. dollar-equivalent, based upon the Japanese yen to U.S. dollar exchange rate as of October 2, 2020.

	Lease Amounts
	(Japanese yen, in billions)	(U.S. dollar, in millions)
Total guarantee obligations	¥211	$2,004

Table of Content
WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the end of the term of the Flash Ventures lease agreements, in annual installments as of October 2, 2020 in U.S. dollars, based upon the Japanese yen to U.S. dollar exchange rate as of October 2, 2020:

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
	(in millions)
Remaining nine months of 2021	$407	$80	$487
2022	469	51	520
2023	356	69	425
2024	194	123	317
2025	55	113	168
Thereafter	15	72	87
Total guarantee obligations	$1,496	$508	$2,004

The Company and Kioxia have agreed to mutually contribute to, and indemnify each other and Flash Ventures for, environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances. The Company has not made any indemnification payments, nor recorded any indemnification receivables, under any such agreements. As of October 2, 2020, no amounts have been accrued in the Condensed Consolidated Financial Statements with respect to these indemnification agreements.

Unis Venture

The Company has a joint venture with Unisplendour Corporation Limited and Unissoft (Wuxi) Group Co. Ltd. (“Unis”), referred to as the “Unis Venture”, to market and sell the Company’s products in China and to develop data storage systems for the Chinese market in the future. The Unis Venture is 49% owned by the Company and 51% owned by Unis. The Company accounts for its investment in the Unis Venture under the equity method of accounting. Revenue on products distributed by the Unis Venture is recognized upon sell through to third-party customers. For the three months ended October 2, 2020 and October 4, 2019, the Company recognized approximately 2% and 1%, respectively, of its consolidated revenue on products distributed by the Unis Venture. The outstanding accounts receivable due from and investment in the Unis Venture were 6% and 4% of Accounts receivable, net as of October 2, 2020 and July 3, 2020, respectively.

Table of Content
WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.    Leases and Other Commitments

Leases

The Company leases certain domestic and international facilities and data center space under long-term, non-cancelable operating leases that expire at various dates through 2034. These leases include no material variable or contingent lease payments. Operating lease assets and liabilities are recognized based on the present value of the remaining lease payments discounted using the Company’s incremental borrowing rate. Operating lease assets also include prepaid lease payments minus any lease incentives. Extension or termination options present in the Company’s lease agreements are included in determining the right-of-use asset and lease liability when it is reasonably certain the Company will exercise those options. Lease expense is recognized on a straight-line basis over the lease term. The following table summarizes supplemental balance sheet information related to operating leases as of October 2, 2020:

Lease Amounts
Minimum lease payments by fiscal year:	(in millions)
Remaining nine months of 2021	$35
2022	35
2023	29
2024	29
2025	27
Thereafter	144
Total future minimum lease payments	299
Less: Imputed Interest	(56)
Present value of lease liabilities	243
Less: Current portion (included in Accrued expenses)	37
Long-term operating lease liabilities (included in Other liabilities)	$206

Operating lease right-of-use assets (included in Other non-current assets)	$228

Weighted average remaining lease term in years	9.0
Weighted average discount rate	4.2%

The following table summarizes supplemental disclosures of operating cost and cash flow information related to operating leases:

	Three Months Ended
	October 2, 2020	October 4, 2019
	(in millions)
Cost of operating leases	$13	$12
Cash paid for operating leases	12	16
Operating lease assets obtained in exchange for operating lease liabilities	7	49

Table of Content
WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase Agreements and Other Commitments

In the normal course of business, the Company enters into purchase orders with suppliers for the purchase of components used to manufacture its products. These purchase orders generally cover forecasted component supplies needed for production during the next quarter, are recorded as a liability upon receipt of the components, and generally may be changed or canceled at any time prior to shipment of the components. The Company also enters into long-term agreements with suppliers that contain fixed future commitments, which are contingent on certain conditions such as performance, quality and technology of the vendor’s components. As of October 2, 2020, the Company had the following minimum long-term commitments:

Long-term commitments
(in millions)
Fiscal year:
Remaining nine months of 2021	$328
2022	596
2023	523
2024	322
2025	148
Thereafter	190
Total	$2,107

Table of Content
WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.     Shareholders’ Equity

Stock-based Compensation Expense

The following tables present the Company’s stock-based compensation for equity-settled awards by type (i.e., stock options, restricted stock units (“RSUs”), restricted stock unit awards with performance conditions or market conditions (“PSUs”), and rights to purchase shares of common stock under the Company’s Employee Stock Purchase Plan (“ESPP”)) and financial statement line as well as the related tax benefit included in the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended
	October 2, 2020	October 4, 2019
	(in millions)
Options	$—	$2
RSUs and PSUs	67	66
ESPP	9	9
Total	$76	$77

	Three Months Ended
	October 2, 2020	October 4, 2019
	(in millions)
Cost of revenue	$12	$12
Research and development	39	41
Selling, general and administrative	25	24
Subtotal	76	77
Tax benefit	(11)	(12)
Total	$65	$65

Windfall tax benefits and tax deficiencies for shortfalls related to the vesting and exercise of stock-based awards, which are recognized as a component of the Company’s Income tax expense, were not material for the periods presented.

Compensation cost related to unvested stock options, RSUs, PSUs, and rights to purchase shares of common stock under the ESPP will generally be amortized on a straight-line basis over the remaining average service period. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of October 2, 2020:

	Unamortized Compensation Costs	Weighted Average Service Period
	(in millions)	(years)
RSUs and PSUs (1)	$743	3.0
ESPP	29	0.8
Total unamortized compensation cost	$772
(1)    Weighted average service period assumes the performance metrics are met for the PSUs.

Table of Content
WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Activities

Stock Options

The following table summarizes stock option activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Options outstanding at July 3, 2020	2.7	$69.16	2.1	$—
Exercised	—	18.30		$—
Canceled or expired	(0.2)	68.81
Options outstanding at October 2, 2020	2.5	69.21	1.5	$—
Exercisable at October 2, 2020	2.5	$69.21	1.5	$—

RSUs and PSUs

The following table summarizes RSU and PSU activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value at Vest Date
	(in millions)		(in millions)
RSUs and PSUs outstanding at July 3, 2020	13.3	$60.92
Granted	7.9	37.86
Vested	(3.7)	61.20	$149
Forfeited	(0.5)	65.04
RSUs and PSUs outstanding at October 2, 2020	17.0	49.70

RSUs and PSUs are generally settled in an equal number of shares of the Company’s common stock at the time of vesting of the units.

Stock Repurchase Program

The Company’s Board of Directors has authorized a stock repurchase program for the repurchase of up to $5.0 billion of the Company’s common stock, which authorization is effective through July 25, 2023. The Company did not make any stock repurchases during the three months ended October 2, 2020 and has not repurchased any shares of its common stock pursuant to its stock repurchase program since the first quarter of fiscal 2019. The remaining amount available to be repurchased under the Company’s current stock repurchase program as of October 2, 2020 was $4.5 billion. Repurchases under the stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Company expects stock repurchases to be funded principally by operating cash flows.

Dividends to Shareholders

The Company issued a quarterly cash dividend from the first quarter of fiscal 2013 up to the third quarter of fiscal 2020. In April 2020, the Company suspended its dividend to reinvest in the business and to support its ongoing deleveraging efforts.

Table of Content
WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.    Income Tax Expense

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic in the U.S. The CARES Act, among other things, allows net operating losses arising in tax years 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes and increases the business interest expense limitation from 30% to 50% of adjusted taxable income for tax years 2019 and 2020. Additionally, countries around the world continue to implement emergency tax measures to provide relief similar to the CARES Act. The Company at present does not expect that any of the provisions of the CARES Act or the emergency tax measures around the world would result in a material cash benefit. However, the Company continues to monitor and evaluate the regulatory and interpretive guidance related to the CARES Act as well as in other jurisdictions.

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

The following table presents the Company’s Income tax expense and the effective tax rate:

	Three Months Ended
	October 2, 2020	October 4, 2019
	(in millions)
Loss before taxes	$(3)	$(237)
Income tax expense	57	39
Effective tax rate	(1,900)%	(16)%

The primary drivers of the difference between the effective tax rate for the three months ended October 2, 2020 and the U.S. Federal statutory rate of 21% are the relative mix of earnings and losses by jurisdiction, the deduction for foreign derived intangible income, credits and tax holidays in Malaysia, the Philippines and Thailand that will expire at various dates during fiscal years 2021 through 2030. In addition, the effective tax rate for the three months ended October 2, 2020 includes the discrete effects of net tax deficiencies from shortfalls of $11 million related to the vesting of stock-based awards and additional tax expense of $10 million from the re-measurement of purchase accounting deferred tax liabilities due to restructuring activities. The discrete items have no impact on the amount of income taxes paid by the Company.

The primary drivers of the difference between the effective tax rate for the three months ended October 4, 2019 and the U.S. Federal statutory rate of 21% are the relative mix of earnings and losses by jurisdiction, the deduction for foreign derived intangible income, credits, and tax holidays in Malaysia, Philippines and Thailand that expired or will expire at various dates during fiscal years 2020 through 2030.

Table of Content
WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The IRS previously completed its field examination of the Company’s federal income tax returns for fiscal years 2008 through 2012 and proposed certain adjustments. As previously disclosed, the Company received Revenue Agent Reports from the IRS for fiscal years 2008 through 2009, proposing adjustments relating to transfer pricing with the Company’s foreign subsidiaries and intercompany payable balances. The Company disagrees with the proposed adjustments and in September 2015, filed a protest with the IRS Appeals Office and received the IRS rebuttal in July 2016. The Company and the IRS Appeals Office did not reach a settlement on the disputed matters. On June 28, 2018, the IRS issued a statutory notice of deficiency with respect to the disputed matters for fiscal years 2008 through 2009, seeking to increase the Company’s U.S. taxable income by an amount that would result in additional federal tax through fiscal year 2009 totaling approximately $516 million, subject to interest and penalties. The Company filed a petition with the U.S. Tax Court in September 2018. On December 10, 2018, the IRS issued a statutory notice of deficiency with respect to fiscal years 2010 through 2012, seeking to increase the Company’s U.S. taxable income by an amount that would result in additional federal tax for fiscal years 2010 through 2012 totaling approximately $549 million, subject to interest and penalties. Approximately $535 million of the total additional federal tax for fiscal years 2010 through 2012 relates to proposed adjustments for transfer pricing with the Company’s foreign subsidiaries, intercompany payable balances and the utilization of certain tax attributes. The Company filed a petition with the U.S. Tax Court in March 2019. The U.S. Tax Court consolidated the case for fiscal years 2008 through 2009 with the case for fiscal years 2010 through 2012. On May 4, 2020, the IRS filed with the U.S. Tax Court Amendments to Answer to assert penalties totaling $340 million on the proposed adjustments relating to transfer pricing with respect to fiscal years 2008 through 2009 and fiscal years 2010 through 2012. In September 2020, the IRS proposed adjustments relating to transfer pricing with the Company’s foreign subsidiaries for fiscal years 2013 through 2015 that, if sustained, would result in additional federal tax totaling approximately $271 million. The Company disagrees with the proposed adjustments. The Company continues to believe that its tax positions are properly supported and will vigorously contest the position taken by the IRS.

The Company believes that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. If any issues addressed in the Company’s tax examinations are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of October 2, 2020, it was not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of the Company’s liability for unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of the Company’s tax returns.

As of October 2, 2020, the liability for unrecognized tax benefits (excluding accrued interest and penalties) was approximately $711 million. Accrued interest and penalties related to unrecognized tax benefits as of October 2, 2020 was approximately $141 million. Of these amounts, approximately $715 million could result in potential cash payments. The Company is not able to provide a reasonable estimate of the timing of future tax payments related to these obligations.

Table of Content
WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.    Net Loss Per Common Share

The following table presents the computation of basic and diluted loss per common share:

	Three Months Ended
	October 2, 2020	October 4, 2019
	(in millions, except per share data)
Net loss	$(60)	$(276)
Weighted average shares outstanding:
Basic and diluted	303	296
Loss per common share
Basic and diluted	$(0.20)	$(0.93)
Anti-dilutive potential common shares excluded	16	15

The Company computes basic loss per common share using Net loss and the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed using Net loss and the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include dilutive outstanding employee stock options, RSUs and PSUs, and rights to purchase shares of common stock under the Company’s ESPP. For the three months ended October 2, 2020 and the three months ended October 4, 2019, the Company recorded net losses, and all shares subject to outstanding equity awards have been excluded for those periods because including them would be anti-dilutive.

Table of Content
WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.    Employee Termination, Asset Impairment and Other Charges

The Company recorded the following charges related to employee termination benefits, asset impairment, and other charges:

	Three Months Ended
	October 2, 2020	October 4, 2019
	(in millions)
Employee termination and other charges:
Closure of Foreign Manufacturing Facilities	$—	$4
Business Realignment	23	4
Total employee termination, asset impairment, and other charges	$23	$8

Business Realignment

The Company periodically incurs charges as part of the integration process of recent acquisitions and to realign its operations with anticipated market demand, primarily consisting of organization rationalization designed to streamline its business, reduce its cost structure and focus its resources.

The following table presents an analysis of the components of the activity against the reserve during the three months ended October 2, 2020:

	Employee Termination Benefits	Contract Termination and Other	Total
	(in millions)
Accrual balance at July 3, 2020	$13	$—	$13
Charges	20	2	22
Cash payments	(20)	(2)	(22)
Accrual balance at October 2, 2020	$13	$—	$13

Table of Content
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws, and should be read in conjunction with the disclosures we make concerning risks and other factors that may affect our business and operating results. You should read this information in conjunction with the unaudited Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited Consolidated Financial Statements and notes thereto included in Part II, Item 8 of our Annual Report on Form 10‑K for the fiscal year ended July 3, 2020. See also “Forward-Looking Statements” immediately prior to Part I, Item 1 in this Quarterly Report on Form 10-Q.

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

Our fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every five to six years, we report a 53-week fiscal year to align the fiscal year with the foregoing policy. Fiscal year 2021, which ends on July 2, 2021, will be comprised of 52 weeks, with all quarters presented consisting of 13 weeks. Fiscal year 2020, which ended on July 3, 2020, was comprised of 53 weeks, with the first quarter consisting of 14 weeks and the remaining quarters consisting of 13 weeks each.

Key Developments

Business Structure

Late in the first quarter of fiscal 2021, we announced a decision to reorganize our business by forming two separate product business units: flash-based products and hard disk drive (“HDD”). The new structure is intended to provide each business unit with focus and responsibility for identifying current and future customer requirements while driving the strategy, roadmap, pricing and overall profitability for their respective product areas. Beginning in the second fiscal quarter, we are in the process of transitioning to this new operating model and discrete information has not yet been established to align with the new business structure. We are developing new reporting processes to support the new business structure and evaluating the impact of these changes on our discussion and analysis of our financial condition and results of operations in the future.

COVID-19 Pandemic

In March 2020, the World Health Organization declared COVID-19 a pandemic, and the United States declared a national emergency. In the intervening months, COVID-19 has spread globally and led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to reduce its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business limitations and closures (subject to exceptions for essential operations and businesses), quarantines and shelter-in-place orders. Although some of these governmental restrictions have since been lifted or scaled back, a recent surge of COVID-19 infections has resulted in the re-imposition of certain restrictions and may lead to other restrictions being re-implemented in response to efforts to reduce the spread of COVID-19. These measures may remain in place for a significant amount of time. In light of these events, we have taken actions to protect the health and safety of our employees while continuing to serve our global customers as an essential business. We have implemented more thorough sanitation practices as outlined by health organizations and instituted social distancing policies at our locations around the world, including working from home, limiting the number of employees attending meetings, reducing the number of people in our sites at any one time, and suspending employee travel. In addition, the responses to COVID-19 taken by others in the supply chain have impacted our operations. As a result, we have incurred charges of approximately $28 million during the three months ended October 2, 2020, primarily related to higher logistics costs, which were recorded in cost of revenue.

As an essential business, we continue to provide products and solutions that enable the proliferation of data and facilitate the sharing of information remotely, which has become more critical as much of the world is interacting from areas of self-isolation. Generally, demand for our products remains solid. During the three months ended October 2, 2020, we experienced lower sales in some of our capacity enterprise and Client Devices products as customers absorbed purchases made in recent quarters but we also experienced increased sales in retail as COVID-19 restrictions eased, more brick and mortar businesses resumed operations, the work and learn from home trend increased hard drive demand for desktops and notebooks, and gaming increased. Looking forward, we see positive indications of the progression of 5G ramp and the growth of gaming. We also currently expect retail demand to be solid in the near term and HDD to improve as customers absorb recent purchases and we ramp sales as we complete new product qualifications. However, the COVID-19 environment remains dynamic and we cannot predict the duration of the pandemic and how demand may change as it develops.

We will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. See “The COVID-19 pandemic could adversely affect our business, results of operations and financial condition” in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended July 3, 2020 for more information regarding the risks we face as a result of the COVID-19 pandemic.

Flash Ventures

Through our three business ventures with Kioxia Corporation (“Kioxia”), referred to as “Flash Ventures”, we and Kioxia operate flash-based memory wafer manufacturing facilities in Japan. We are obligated to pay for variable costs incurred in producing our share of Flash Ventures’ flash-based memory wafer supply, based on our three-month forecast, which generally equals 50% of Flash Ventures’ output. In addition, we are obligated to pay for half of Flash Ventures’ fixed costs regardless of the output we choose to purchase. We are also obligated to fund 49.9% to 50% of each Flash Ventures entity’s capital investments to the extent that Flash Ventures entity’s operating cash flow is insufficient to fund these investments. We also co-develop flash technologies (including process technology and memory design) with Kioxia and contribute IP for Flash Ventures’ use.

Since its inception, Flash Ventures’ primary manufacturing site has been located in Yokkaichi, Japan, which currently includes five wafer fabrication facilities. Production levels at the Yokkaichi site were temporarily reduced as a result of an unexpected power outage incident that occurred in the Yokkaichi region on June 15, 2019. The power outage incident impacted the facilities and process tools and resulted in damage to flash wafers in production. The incident resulted in a reduction of our flash wafer availability by approximately 4 exabytes. As a result of this power outage incident, we incurred charges of $68 million recorded in Cost of revenue in the three months ended October 4, 2019, which primarily consisted of unabsorbed manufacturing overhead costs. During the three months ended October 2, 2020, we received a recovery of $30 million related to this incident from our insurance carriers, which was recorded in Cost of revenue. We continue to pursue recovery of our losses associated with this event; however, the total amount of recovery cannot be estimated at this time.

In May 2019, we entered into additional agreements with Kioxia to extend Flash Ventures to a new wafer fabrication facility, known as “K1,” located in Kitakami, Japan. The primary purpose of K1 is to provide clean room space to continue the transition of existing flash-based wafer capacity to newer technology nodes. Output from the initial production line at K1 began in the third quarter of fiscal year 2020, although meaningful output from K1 is not expected to begin until the end of calendar 2020. We have paid for most of our share of initial K1 equipment investments and relocation costs. Other period expenses associated with the initial production ramp at K1 are expected to begin trailing off toward the end of calendar year 2020 as output increases. Other period expenses associated with the initial production ramp at K1 will begin trailing off as output increases toward the end of the calendar year. We also agreed to prepay an aggregate of approximately $360 million over a 3-year period beginning in the first half of fiscal year 2020 toward K1 building depreciation, to be credited against future wafer charges. As of October 2, 2020, remaining committed prepayments totaled $178 million.

In October 2020, Kioxia announced the start of construction of the shell for a new fabrication facility in Yokkaichi, Japan, referred to as “Y7”. We expect to continue Flash Ventures investments into Y7 in due course, following the completion of agreements with Kioxia governing the construction and operation of the new facility and according to then-prevailing market trends.

Results of Operations

First Quarter Overview

The following table sets forth, for the periods presented, selected summary information from our Condensed Consolidated Statements of Operations by dollars and percentage of net revenue(1):

	Three Months Ended
	October 2, 2020		October 4, 2019		$ Change	% Change
	($ in millions)
Revenue, net	$3,922	100.0%	$4,040	100.0%	$(118)	(3)%
Cost of revenue	3,018	77.0	3,282	81.2	(264)	(8)
Gross profit	904	23.0	758	18.8	146	19
Operating Expenses:
Research and development	555	14.2	574	14.2	(19)	(3)
Selling, general and administrative	256	6.5	305	7.5	(49)	(16)
Employee termination, asset impairment, and other charges	23	0.6	8	0.2	15	188
Total operating expenses	834	21.3	887	22.0	(53)	(6)
Operating income (loss)	70	1.8	(129)	(3.2)	199	(154)
Interest and other income (expense):
Interest income	2	0.1	12	0.3	(10)	(83)
Interest expense	(84)	(2.1)	(122)	(3.0)	38	(31)
Other income (expense), net	9	0.2	2	—	7	350
Total interest and other expense, net	(73)	(1.9)	(108)	(2.7)	35	(32)
Loss before taxes	(3)	(0.1)	(237)	(5.9)	234	(99)
Income tax expense	57	1.5	39	1.0	18	46
Net loss	$(60)	(1.5)	$(276)	(6.8)	216	(78)

(1)    Percentages may not total due to rounding.

The following table sets forth, for the periods presented, summary information regarding our revenue:

	Three Months Ended
	October 2, 2020	October 4, 2019
	(in millions)
Revenue by Product
Hard disk drives (“HDD”)	$1,844	$2,408
Flash-based	2,078	1,632
Total Revenue	$3,922	$4,040

Revenue by End Market
Client Devices	$1,946	$1,616
Data Center Devices & Solutions	1,129	1,532
Client Solutions	847	892
Total Revenue	$3,922	$4,040

Revenue by Geography
Americas	$1,079	$1,313
Europe, Middle East and Africa	629	779
Asia	2,214	1,948
Total Revenue	$3,922	$4,040

Net Revenue

Net revenue decreased 2.9% for the three months ended October 2, 2020 compared to the three months ended October 4, 2019. The decrease in net revenue for the three months ended October 2, 2020 from the comparable period in the prior year reflects lower volumes of memory for HDD products and more competitive pricing for both HDD and flash products, which contributed approximately 9 and 5 percentage points of decline, respectively, and which were partially offset by higher volumes of flash products sold. Client Devices revenue increased 20% year over year. Higher volumes of flash memory contributed 38 percentage points of growth, primarily from client compute SSD due to increased demand for SSD-based notebook and desktop products resulting from work from home and remote learning trends as well as significant growth in gaming as upcoming game consoles transition from hard drive-based storage solutions to flash. These increases were partially offset by lower average pricing on both HDD and flash products. Our revenue for Data Center Devices and Solutions decreased 26% year over year, which predominantly reflected lower volumes of both HDD and flash-based products as Cloud and OEM customers absorbed some of the capacity purchased in recent quarters and as we continued to ramp up new product transitions in hard drive and flash-based storage solutions. Client Solutions revenue decreased 5% year over year with more competitive pricing driving approximately 8 percentage points of decline, primarily in retail flash products, partially offset by volume growth in both flash and hard drive-based products driven by increased demand for our products that support both remote learning and work from home applications.

The changes in net revenue by geography reflect an increase in Asia primarily driven by our increased sales of mobility products to manufacturers in the Asia region, and a decrease in the Americas driven by lower sales of capacity enterprise products.

Our top 10 customers accounted for 44% and 43% of our net revenue for the three months ended October 2, 2020 and October 4, 2019, respectively. For the three months ended October 2, 2020, no single customer accounted for 10% or more of our net revenue. For the three months ended October 4, 2019, one customer accounted for 11% of our net revenue.

Consistent with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. For the three months ended October 2, 2020 and October 4, 2019, these programs represented 18% and 15%, respectively, of gross revenues, and adjustments to revenue due to changes in accruals for these programs have generally averaged less than 1% of gross revenue year over year. The amounts attributed to our sales incentive and marketing programs generally vary according to several factors including industry conditions, list pricing strategies, seasonal demand, competitor actions, channel mix and overall availability of products. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue.

Gross Profit and Gross Margin

Gross profit increased by $146 million for the three months ended October 2, 2020 from the comparable period in the prior year, which primarily reflects the power outage charges of $68 million incurred in the prior year, the $30 million partial recovery in the current year, a $19 million decrease in charges in the current year related to amortization expense on acquired intangible assets and reduced manufacturing costs. These improvements were partially offset by COVID-19 related costs incurred in the current quarter.

Gross margin increased approximately 4 percentage points for the three months ended October 2, 2020 from the comparable period in the prior year, which primarily reflects the impacts of the lower charges noted above as well as reduced manufacturing costs as we ramp production of new products. Over the near term, we expect gross margin to be constrained by lower-margin retail products but expect improved gross margins over the longer term as we complete new product qualifications and ramp production on higher capacity drives.

Operating Expenses

Research and development (“R&D”) expense decreased $19 million for the three months ended October 2, 2020 from the comparable period in the prior year primarily reflecting additional expense related to the additional week in the prior year.

Selling, general and administrative (“SG&A”) expense decreased $49 million for the three months ended October 2, 2020 from the comparable period in the prior year primarily reflecting a $10 million reduction of expenses related to the additional week in the prior year, approximately $10 million in lower costs in the current year for travel and entertainment and marketing expenses as a result of COVID-19 as well as savings from the exit of our storage systems business and our cost reduction actions.

Employee termination, asset impairment and other charges increased from the comparable period in the prior year as we initiated incremental actions to align our operations with current market demand. For information regarding employee termination, asset impairment and other charges, see Part I, Item 1, Note 14, Employee Termination, Asset Impairment and Other Charges, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Interest and Other Income (Expense)

The decrease in total interest and other expense, net for the three months ended October 2, 2020 primarily reflects lower interest expense resulting from the pay-down of principal on our debt and lower index rates.

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

The following table sets forth income tax information from our Condensed Consolidated Statements of Operations by dollar and effective tax rate:

	Three Months Ended
	October 2, 2020	October 4, 2019
	($ in millions)
Loss before taxes	$(3)	$(237)
Income tax expense	57	39
Effective tax rate	(1,900)%	(16)%

The primary drivers of the difference between the effective tax rate for the three months ended October 2, 2020 and the U.S. Federal statutory rate of 21% are the relative mix of earnings and losses by jurisdiction, the deduction for foreign derived intangible income, credits and tax holidays in Malaysia, the Philippines and Thailand that will expire at various dates during fiscal years 2021 through 2030. In addition, the effective tax rate for the three months ended October 2, 2020 includes the discrete effects of net tax deficiencies from shortfalls of $11 million related to the vesting of stock-based awards and additional tax expense of $10 million from the re-measurement of purchase accounting deferred tax liabilities due to restructuring activities. The discrete items have no impact on the amount of income taxes paid by us.

The primary driver of the difference between the effective tax rate for the three months ended October 4, 2019 and the U.S. Federal statutory rate of 21% are the relative mix of earnings and losses by jurisdiction, the deduction for foreign derived intangible income, credits, and tax holidays in Malaysia, Philippines and Thailand that expired or will expire at various dates during fiscal years 2020 through 2030.

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

Liquidity and Capital Resources

The following table summarizes our statements of cash flows:

	Three Months Ended
	October 2, 2020	October 4, 2019
	(in millions)
Net cash provided by (used in):
Operating activities	$363	$253
Investing activities	(166)	34
Financing activities	(253)	(492)
Effect of exchange rate changes on cash	3	(2)
Net decrease in cash and cash equivalents	$(53)	$(207)

We believe our cash, cash equivalents and cash generated from operations as well as our available credit facilities will be sufficient to meet our working capital, debt and capital expenditure needs for at least the next twelve months. Our ability to sustain our working capital position is subject to a number of risks that we discuss in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended July 3, 2020.

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

During fiscal 2019, we determined that it was our intention to repatriate all of our foreign undistributed earnings as a result of the 2017 Act, except a portion of our foreign undistributed earnings, which could result in additional federal taxes based on interpretive guidance issued by the IRS. After consideration of this interpretative guidance affecting the taxation of a certain portion of our foreign undistributed earnings, we determined that we do not intend to repatriate this portion of our foreign undistributed earnings and did not establish an accrual for this liability.

A total of $1.97 billion and $2.60 billion of our Cash and cash equivalents was held outside of the U.S. as of October 2, 2020 and October 4, 2019, respectively. As a result of the change in our permanent reinvestment assertion, there are no material tax consequences that were not previously accrued for on the repatriation of this cash.

Operating Activities

Cash flow from operating activities primarily consists of net income, adjusted for non-cash charges, plus or minus changes in operating assets and liabilities. This represents our principal source of cash. Net cash used for changes in operating assets and liabilities was $43 million for the three months ended October 2, 2020, as compared to $82 million of net cash used for changes in operating assets and liabilities for the three months ended October 4, 2019. Changes in our operating assets and liabilities are largely affected by our working capital requirements, which are dependent on the effective management of our cash conversion cycle as well as timing of payments for taxes. Our cash conversion cycle measures how quickly we can convert our products into cash through sales. The cash conversion cycles were as follows:

	Three Months Ended
	October 2, 2020	October 4, 2019
	(in days)
Days sales outstanding	49	35
Days in inventory	101	98
Days payables outstanding	(71)	(67)
Cash conversion cycle	79	66

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

For the three months ended October 2, 2020, DSO increased by 14 days over the prior year, primarily reflecting the timing of shipments and customer collections. We have seen no significant deterioration in our receivables as a result of COVID-19. DIO increased by 3 days over the prior year, primarily reflecting higher stocking levels of HDD inventory. With supply chains experiencing disruptions as a result of COVID-19, we are taking actions to ensure that we have the components we need to build products and are stocking higher levels of inventory so that we can ship by ocean and reduce higher cost air freight. DPO increased by 4 days over the prior year, primarily reflecting resumptions of flash production volumes as well as routine variations in the timing of purchases and payments during the period.

Investing Activities

Net cash used in investing activities for the three months ended October 2, 2020 primarily consisted of a $163 million net decrease in notes receivable issuances to Flash Ventures, partially offset by $337 million of capital expenditures. Net cash used in investing activities for the three months ended October 4, 2019 primarily consisted of $277 million of capital expenditures and a net $186 million decrease in notes receivable issuances to Flash Ventures to fund its capital expansion.

Our cash equivalents are primarily invested in money market funds that invest in U.S. Treasury securities and U.S. Government agency securities. In addition, from time to time, we invest directly in U.S. Treasury securities, U.S. and international government agency securities, certificates of deposit, asset backed securities and corporate and municipal notes and bonds.

Financing Activities

During the three months ended October 2, 2020, net cash used in financing activities primarily consisted of $213 million for repayment of debt, which included a $150 million voluntary prepayment on our Term Loan B-4, and $41 million for taxes paid on vested stock awards under employee stock plans. Net cash used in financing activities for the three months ended October 4, 2019 primarily consisted of $319 million for the repayment of our debt, $147 million to pay dividends on our common stock and $52 million for taxes paid on vested stock awards under employee stock plans.

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

Short- and Long-term Liquidity

Contractual Obligations and Commitments

The following is a summary of our known contractual cash obligations and commercial commitments as of October 2, 2020:

	Total	Remaining nine months of 2021	2022-2023	2024-2025	Beyond 2025
	(in millions)
Long-term debt, including current portion(1)	$9,498	$223	$5,875	$1,100	$2,300
Interest on debt	1,039	182	513	235	109
Flash Ventures related commitments(2)	6,420	2,643	2,590	1,014	173
Operating leases	299	35	64	56	144
Purchase obligations and other commitments	4,370	2,556	1,154	470	190
Mandatory Deemed Repatriation Tax	925	—	210	417	298
Total	$22,551	$5,639	$10,406	$3,292	$3,214

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

Debt

In addition to our existing debt, we have $2.25 billion available for borrowing under our revolving credit facility, subject to customary conditions under the credit agreement. Additional information regarding our indebtedness, including information about availability under our revolving credit facility and the principal repayment terms, interest rates, covenants and other key terms of our outstanding indebtedness, is included in Part I, Item 1, Note 6, Debt, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and in Part II, Item 8, Note 7, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 3, 2020. The credit agreement governing our revolving credit facility and Term Loan A-1 requires us to comply with certain financial covenants, consisting of a leverage ratio and an interest coverage ratio. As of October 2, 2020, we were in compliance with these financial covenants.

Flash Ventures

Flash Ventures sells to and leases back from a consortium of financial institutions a portion of its tools and has entered into equipment lease agreements of which we guarantee half or all of the outstanding obligations under each lease agreement. The leases are subject to customary covenants and cancellation events that relate to Flash Ventures and each of the guarantors. The occurrence of a cancellation event could result in an acceleration of the lease obligations and a call on our guarantees. As of October 2, 2020, we were in compliance with all covenants under these Japanese lease facilities. See Part I, Item 1, Note 9, Related Parties and Related Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding Flash Ventures.

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

Mandatory Deemed Repatriation Tax

The following is a summary of our estimated mandatory deemed repatriation tax obligations that are payable in the following fiscal years (in millions):

October 2, 2020
Remainder of fiscal 2021	$—
2022	106
2023	104
2024	179
2025	238
2026	298
Total	$925

For additional information regarding our estimate of the total tax liability for the mandatory deemed repatriation tax, see Part II, Item 8, Note 13, Income Tax Expense, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 28, 2019.

Unrecognized Tax Benefits

As of October 2, 2020, the liability for unrecognized tax benefits (excluding accrued interest and penalties) was approximately $711 million. Accrued interest and penalties related to unrecognized tax benefits as of October 2, 2020 was approximately $141 million. Of these amounts, approximately $715 million could result in potential cash payments. We are not able to provide a reasonable estimate of the timing of future tax payments related to these obligations.

Interest Rate Swap

We have generally held a balance of fixed and variable rate debt. At October 2, 2020, we had $6.06 billion of variable rate debt, comprising 64% of the par value of our debt. To balance the portfolio and moderate our exposure to fluctuations in interest rates underlying our variable debt, we entered into pay-fixed interest rate swaps on $2.00 billion notional amount, which effectively converts a portion of our term loan to fixed rates through February 2023. After giving effect to the $2.00 billion of interest rate swaps, we effectively had $4.06 billion of Long-term debt subject to variations in interest rates and a one percent increase in the variable rate of interest would increase annual interest expense by $41 million.

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

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program for the repurchase of up to $5.0 billion of our common stock, which authorization is effective through July 25, 2023. We did not make any stock repurchases during the three months ended October 2, 2020 and have not repurchased any shares of our common stock pursuant to our stock repurchase program since the first quarter of fiscal 2019. Although we will reevaluate the repurchasing of our common stock when appropriate, there can be no assurance if, when or at what level we may resume such activity. The remaining amount available to be repurchased under our current stock repurchase program as of October 2, 2020 was $4.5 billion. Repurchases under the stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan.

Cash Dividend

We issued a quarterly cash dividend from the first quarter of fiscal 2013 through the third quarter of fiscal 2020. In April 2020, we suspended our dividend to reinvest in the business and to support our ongoing deleveraging efforts. We will reevaluate our dividend policy as our leverage ratio improves.

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

There have been no material changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10‑K for the fiscal year ended July 3, 2020. Please refer to Part II, Item 7 of our Annual Report on Form 10‑K for the fiscal year ended July 3, 2020 for a discussion of our critical accounting policies and estimates.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risk during the three months ended October 2, 2020. For a discussion of our exposure to market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended July 3, 2020.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A.    Risk Factors

We have described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 3, 2020 risks and uncertainties that could cause our actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. There have been no material changes from these risk factors previously described in our Annual Report on Form 10-K for the fiscal year ended July 3, 2020. These risks and uncertainties are not the only risks facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business, financial condition, results of operations or the market price of our common stock.

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

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 8, 2006)
3.2	Amended and Restated By-Laws of Western Digital Corporation, as amended effective as of May 2, 2018 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on May 7, 2018)
10.1	Special Retention Agreement, dated as of August 26, 2019, with Michael C. Ray†*
10.2	Confidential Separation and General Release Agreement, dated as of August 14, 2020, with Michael D. Cordano†*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

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
Dated: November 6, 2020