Form 10-Q
period 2021-01-01
WESTERN DIGITAL CORP
filed 2021-02-09
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of the close of business on January 29, 2021, 306,097,179 shares of common stock, par value $0.01 per share, were outstanding.

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
•expectations regarding demand conditions and the ramp of our new products;
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
•actions by competitors;
•risks associated with compliance with changing legal and regulatory requirements and the outcome of legal proceedings; and
•the other risks and uncertainties disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 3, 2020 (the “2020 Annual Report on Form 10-K”).

You are urged to carefully review the disclosures we make concerning these risks and review the additional disclosures we make concerning material risks and other factors that may affect the outcome of our forward-looking statements and our business and operating results, including those made in Part I, Item 1A of our 2020 Annual Report on Form 10-K and any of those made in our other reports filed with the Securities and Exchange Commission, including under “Risk Factors” in Item 1A of subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q that may from time to time amend, supplement or supersede the risks and uncertainties disclosed in the 2020 Annual Report on Form 10-K. You are cautioned not to place undue reliance on the forward-looking statements included in this Quarterly Report on Form 10-Q, which speak only as of the date of this document. We do not intend, and undertake no obligation, to update or revise these forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events, except as required by law.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	January 1, 2021	July 3, 2020
ASSETS
Current assets:
Cash and cash equivalents	$2,956	$3,048
Accounts receivable, net	1,833	2,379
Inventories	3,576	3,070
Other current assets	744	551
Total current assets	9,109	9,048
Property, plant and equipment, net	2,918	2,854
Notes receivable and investments in Flash Ventures	1,858	1,875
Goodwill	10,071	10,067
Other intangible assets, net	596	941
Other non-current assets	1,000	877
Total assets	$25,552	$25,662
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,939	$1,945
Accounts payable to related parties	393	407
Accrued expenses	1,420	1,296
Accrued compensation	523	472
Current portion of long-term debt	251	286
Total current liabilities	4,526	4,406
Long-term debt	8,882	9,289
Other liabilities	2,315	2,416
Total liabilities	15,723	16,111
Commitments and contingencies (Notes 9, 10, 12 and 15)
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized — 5 shares; issued and outstanding — none	—	—
Common stock, $0.01 par value; authorized — 450 shares; issued — 312 shares; outstanding — 306 shares and 302 shares, respectively	3	3
Additional paid-in capital	3,546	3,717
Accumulated other comprehensive loss	(50)	(157)
Retained earnings	6,720	6,725
Treasury stock — common shares at cost; 6 shares and 10 shares, respectively	(390)	(737)
Total shareholders’ equity	9,829	9,551
Total liabilities and shareholders’ equity	$25,552	$25,662

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	January 1, 2021	January 3, 2020	January 1, 2021	January 3, 2020
Revenue, net	$3,943	$4,234	$7,865	$8,274
Cost of revenue	2,983	3,299	6,001	6,581
Gross profit	960	935	1,864	1,693
Operating expenses:
Research and development	535	578	1,090	1,152
Selling, general and administrative	265	298	521	603
Employee termination, asset impairment, and other charges	2	9	25	17
Total operating expenses	802	885	1,636	1,772
Operating income (loss)	158	50	228	(79)
Interest and other income (expense):
Interest income	2	8	4	20
Interest expense	(81)	(105)	(165)	(227)
Other income, net	6	7	15	9
Total interest and other expense, net	(73)	(90)	(146)	(198)
Income (loss) before taxes	85	(40)	82	(277)
Income tax expense	23	99	80	138
Net income (loss)	$62	$(139)	$2	$(415)

Income (loss) per common share
Basic	$0.20	$(0.47)	$0.01	$(1.40)
Diluted	$0.20	$(0.47)	$0.01	$(1.40)

Weighted average shares outstanding:
Basic	305	298	304	297
Diluted	307	298	305	297

Cash dividends declared per share	$—	$0.50	$—	$1.00

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	January 1, 2021	January 3, 2020	January 1, 2021	January 3, 2020
Net income (loss)	$62	$(139)	$2	$(415)
Other comprehensive income (loss), before tax:
Actuarial pension gain	1	2	2	3
Foreign currency translation adjustment	34	(15)	66	(10)
Net unrealized gain (loss) on derivative contracts and available-for-sale securities	20	(6)	50	(39)
Total other comprehensive income (loss), before tax	55	(19)	118	(46)
Income tax benefit (expense) related to items of other comprehensive income (loss), before tax	(4)	(1)	(11)	4
Other comprehensive income (loss), net of tax	51	(20)	107	(42)
Total comprehensive income (loss)	$113	$(159)	$109	$(457)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	January 1, 2021	January 3, 2020
Cash flows from operating activities
Net income (loss)	$2	$(415)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	710	805
Stock-based compensation	156	154
Deferred income taxes	(5)	(42)
Loss on disposal of assets	1	(12)
Amortization of debt discounts	20	20
Other non-cash operating activities, net	(18)	(20)
Changes in:
Accounts receivable, net	546	(587)
Inventories	(505)	155
Accounts payable	70	170
Accounts payable to related parties	(13)	33
Accrued expenses	78	327
Accrued compensation	51	191
Other assets and liabilities, net	(305)	(269)
Net cash provided by operating activities	788	510
Cash flows from investing activities
Purchases of property, plant and equipment	(576)	(305)
Proceeds from the sale of property, plant and equipment	39	—
Acquisitions, net of cash acquired	—	(22)
Notes receivable issuances to Flash Ventures	(252)	(224)
Notes receivable proceeds from Flash Ventures	346	690
Strategic investments and other, net	7	21
Net cash provided by (used in) investing activities	(436)	160
Cash flows from financing activities
Issuance of stock under employee stock plans	63	72
Taxes paid on vested stock awards under employee stock plans	(43)	(54)
Dividends paid to shareholders	—	(296)
Repayment of debt	(461)	(707)
Other	(9)	—
Net cash used in financing activities	(450)	(985)
Effect of exchange rate changes on cash	6	(3)
Net decrease in cash and cash equivalents	(92)	(318)
Cash and cash equivalents, beginning of year	3,048	3,455
Cash and cash equivalents, end of period	$2,956	$3,137
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$251	$181
Cash paid for interest	$144	$206

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at July 3, 2020	312	$3	(10)	$(737)	$3,717	$(157)	$6,725	$9,551
Net loss	—	—	—	—	—	—	(60)	(60)
Adoption of new accounting standards	—	—	—	—	—	—	(7)	(7)
Employee stock plans	—	—	2	216	(256)	—	—	(40)
Stock-based compensation	—	—	—	—	76	—	—	76
Actuarial pension gain	—	—	—	—	—	1	—	1
Foreign currency translation adjustment	—	—	—	—	—	32	—	32
Net unrealized gain on derivative contracts	—	—	—	—	—	23	—	23
Balance at October 2, 2020	312	3	(8)	(521)	3,537	(101)	6,658	9,576
Net income	—	—	—	—	—	—	62	62
Employee stock plans	—	—	2	131	(71)	—	—	60
Stock-based compensation	—	—	—	—	80	—	—	80
Actuarial pension gain	—	—	—	—	—	1	—	1
Foreign currency translation adjustment	—	—	—	—	—	34	—	34
Net unrealized loss on derivative contracts	—	—	—	—	—	16	—	16
Balance at January 1, 2021	312	$3	(6)	$(390)	$3,546	$(50)	$6,720	$9,829

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 28, 2019	312	$3	(17)	$(1,268)	$3,851	$(68)	$7,449	$9,967
Net loss	—	—	—	—	—	—	(276)	(276)
Adoption of new accounting standards	—	—	—	—	—	—	(5)	(5)
Employee stock plans	—	—	3	181	(207)	—	—	(26)
Stock-based compensation	—	—	—	—	77	—	—	77
Dividends to shareholders	—	—	—	—	7	—	(156)	(149)
Actuarial pension gain	—	—	—	—	—	1	—	1
Foreign currency translation adjustment	—	—	—	—	—	4	—	4
Net unrealized loss on derivative contracts	—	—	—	—	—	(27)	—	(27)
Balance at October 4, 2019	312	3	(14)	(1,087)	3,728	(90)	7,012	9,566
Net loss	—	—	—	—	—	—	(139)	(139)
Employee stock plans	—	—	1	125	(81)	—	—	44
Stock-based compensation	—	—	—	—	77	—	—	77
Dividends to shareholders	—	—	—	—	7	—	(156)	(149)
Actuarial pension gain	—	—	—	—	—	1	—	1
Foreign currency translation adjustment	—	—	—	—	—	(13)	—	(13)
Net unrealized loss on derivative contracts	—	—	—	—	—	(8)	—	(8)
Balance at January 3, 2020	312	$3	(13)	$(962)	$3,731	$(110)	$6,717	$9,379

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

Use of Estimates

Company management has made estimates and assumptions relating to the reporting of certain assets and liabilities in conformity with U.S. GAAP. These estimates and assumptions have been applied using methodologies that are consistent throughout the periods presented with consideration given to the potential impacts of the coronavirus disease 2019 (“COVID-19”) pandemic. However, actual results could differ materially from these estimates and be significantly affected by the severity and duration of the pandemic, the extent of actions to contain or treat COVID-19, including the effects of ongoing vaccination efforts, how quickly and to what extent normal economic and operating activity can resume, and the severity and duration of the global economic downturn that results from the pandemic.

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

Table of Content
WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.    Revenues

Contract assets represent the Company’s rights to consideration where performance obligations are completed but the customer payments are not due until another performance obligation is satisfied. The Company did not have any contract assets as of either January 1, 2021 or July 3, 2020.

The Company incurs sales commissions and other direct incremental costs to obtain sales contracts. The Company has applied the practical expedient to recognize the direct incremental costs of obtaining contracts as an expense when incurred if the amortization period is expected to be one year or less or the amount is not material, with these costs charged to Selling, general and administrative expenses. Other direct incremental costs to obtain contracts that have an expected benefit of greater than one year are amortized over the period of expected cash flows from the related contracts, and the amortization expense is recorded as a reduction to revenue. Total capitalized contract costs as of January 1, 2021 and July 3, 2020 as well as the related amortization for the three and six months ended January 1, 2021 and January 3, 2020 were not material.

Contract liabilities relate to customers’ payments in advance of performance under the contract and primarily relate to remaining performance obligations under support and maintenance contracts. As of January 1, 2021 and July 3, 2020, contract liabilities were not material.

The Company applies the practical expedients and does not disclose transaction price allocated to the remaining performance obligations for (i) arrangements that have an original expected duration of one year or less, which mainly consist of support and maintenance contracts, and (ii) variable consideration amounts for sale-based or usage-based royalties for IP license arrangements, which typically range longer than one year. Remaining performance obligations are mainly attributed to right-to-access patent license arrangements and customer support and service contracts, which will be recognized over the remaining contract period. The transaction price allocated to the remaining performance obligations as of January 1, 2021 was $91 million, which is mainly attributable to the functional IP license and service arrangements. The Company expects to recognize this amount as revenue as follows: $20 million during the remainder of fiscal 2021, $40 million in fiscal 2022, and $31 million in fiscal 2023 and thereafter.

Table of Content
WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s disaggregated revenue information is as follows:

	Three Months Ended		Six Months Ended
	January 1, 2021	January 3, 2020	January 1, 2021	January 3, 2020
	(in millions)
Revenue by Product
HDD	$1,909	$2,396	$3,753	$4,804
Flash-based	2,034	1,838	4,112	3,470
Total Revenue	$3,943	$4,234	$7,865	$8,274

Revenue by End Market
Client Devices	$2,131	$1,797	$4,077	$3,413
Data Center Devices & Solutions	807	1,489	1,936	3,021
Client Solutions	1,005	948	1,852	1,840
Total Revenue	$3,943	$4,234	$7,865	$8,274

Revenue by Geography
Americas	$945	$1,296	$2,024	$2,609
Europe, Middle East and Africa	725	811	1,354	1,590
Asia	2,273	2,127	4,487	4,075
Total Revenue	$3,943	$4,234	$7,865	$8,274

The Company’s top 10 customers accounted for 43% and 41% of its net revenue for the three and six months ended January 1, 2021, respectively, and 44% and 43% of its net revenue for the three and six months ended January 3, 2020, respectively. For the three and six months ended January 1, 2021 and January 3, 2020, no single customer accounted for 10% or more of the Company’s net revenue.

Table of Content
WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.    Supplemental Financial Statement Data

Accounts receivable, net

From time to time, in connection with factoring agreements, the Company sells trade accounts receivable without recourse to third party purchasers in exchange for cash. During the six months ended January 1, 2021 and January 3, 2020, the Company sold trade accounts receivable and received cash proceeds of $173 million and $198 million, respectively. The discounts on the trade accounts receivable sold during the periods were not material and were recorded within Other income, net in the Condensed Consolidated Statements of Operations. As of January 1, 2021 and July 3, 2020, the amount of factored receivables that remained outstanding was $45 million and $113 million, respectively.

Inventories

	January 1, 2021	July 3, 2020
	(in millions)
Inventories:
Raw materials and component parts	$1,466	$1,306
Work-in-process	1,110	956
Finished goods	1,000	808
Total inventories	$3,576	$3,070

Property, plant and equipment, net

	January 1, 2021	July 3, 2020
	(in millions)
Property, plant and equipment:
Land	$278	$294
Buildings and improvements	1,793	1,837
Machinery and equipment	7,684	7,391
Computer equipment and software	436	429
Furniture and fixtures	52	52
Construction-in-process	321	297
Property, plant and equipment, gross	10,564	10,300
Accumulated depreciation	(7,646)	(7,446)
Property, plant and equipment, net	$2,918	$2,854

Goodwill

Carrying Amount
(in millions)
Balance at July 3, 2020	$10,067
Foreign currency translation adjustment	4
Balance at January 1, 2021	$10,071

Table of Content
WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets

	January 1, 2021	July 3, 2020
	(in millions)
Finite-lived intangible assets	$5,526	$5,541
In-process research and development	80	80
Accumulated amortization	(5,010)	(4,680)
Intangible assets, net	$596	$941

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

Product warranty liability

Changes in the warranty accrual were as follows:

	Three Months Ended		Six Months Ended
	January 1, 2021	January 3, 2020	January 1, 2021	January 3, 2020
	(in millions)
Warranty accrual, beginning of period	$391	$357	$408	$350
Charges to operations	24	50	59	99
Utilization	(24)	(35)	(55)	(83)
Changes in estimate related to pre-existing warranties	(25)	6	(46)	12
Warranty accrual, end of period	$366	$378	$366	$378

The current portion of the warranty accrual is classified in Accrued expenses and the long-term portion is classified in Other liabilities as noted below:

	January 1, 2021	July 3, 2020
	(in millions)
Warranty accrual
Current portion (included in Accrued expenses)	$166	$205
Long-term portion (included in Other liabilities)	200	203
Total warranty accrual	$366	$408

Other liabilities

	January 1, 2021	July 3, 2020
	(in millions)
Other liabilities:
Non-current net tax payable	$698	$815
Payables related to unrecognized tax benefits	724	720
Other non-current liabilities	893	881
Total other liabilities	$2,315	$2,416

Table of Content
WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) (“AOCI”), net of tax refers to expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income. The following table illustrates the changes in the balances of each component of AOCI:

	Actuarial Pension Gains (Losses)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivative Contracts	Total Accumulated Comprehensive Income (Loss)
	(in millions)
Balance at July 3, 2020	$(58)	$(2)	$(97)	$(157)
Other comprehensive loss before reclassifications	2	66	43	111
Amounts reclassified from accumulated other comprehensive loss	—	—	7	7
Income tax expense related to items of other comprehensive loss	—	—	(11)	(11)
Net current-period other comprehensive loss	2	66	39	107
Balance at January 1, 2021	$(56)	$64	$(58)	$(50)

During the three and six months ended January 1, 2021 and January 3, 2020, the amounts reclassified out of AOCI related to derivative contracts were substantially all charged to Cost of revenue in the Condensed Consolidated Statements of Operations.

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

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of January 1, 2021 and July 3, 2020, and indicate the fair value hierarchy of the valuation techniques utilized to determine such values:

	January 1, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents - Money market funds	$806	$—	$—	$806
Foreign exchange contracts	—	33	—	33
Total assets at fair value	$806	$33	$—	$839
Liabilities:
Foreign exchange contracts	$—	$16	$—	$16
Interest rate swap contract	—	109	—	109
Total liabilities at fair value	$—	$125	$—	$125

	July 3, 2020
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents - Money market funds	$1,079	$—	$—	$1,079
Foreign exchange contracts	—	28	—	28
Total assets at fair value	$1,079	$28	$—	$1,107
Liabilities:
Foreign exchange contracts	$—	$9	$—	$9
Interest rate swap contract	—	133	—	133
Total liabilities at fair value	$—	$142	$—	$142

During the three and six months ended January 1, 2021 and January 3, 2020, the Company had no transfers of financial assets and liabilities between levels and there were no changes in valuation techniques or the inputs used in the fair value measurement.

Table of Content
WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments Not Carried at Fair Value

The carrying value of the Company’s revolving credit facility approximates its fair value given the revolving nature of the balance and the variable market interest rate. For financial instruments where the carrying value (which includes principal adjusted for any unamortized issuance costs, and discounts or premiums) differs from fair value (which is based on quoted market prices), the following table represents the related carrying value and fair value for each of the Company’s outstanding financial instruments. Each of the financial instruments presented below was categorized as Level 2 for all periods presented, based on the frequency of trading immediately prior to the end of the second quarter of 2021 and the fourth quarter of 2020, respectively.

	January 1, 2021		July 3, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
0.50% convertible senior notes due 2020	$—	$—	$34	$30
Variable interest rate Term Loan A-1 maturing 2023	4,451	4,443	4,576	4,474
Variable interest rate Term Loan B-4 maturing 2023	1,393	1,393	1,692	1,656
1.50% convertible notes due 2024	1,002	1,095	987	1,036
4.75% senior unsecured notes due 2026	2,287	2,553	2,286	2,428
Total	$9,133	$9,484	$9,575	$9,624

Table of Content
WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.    Derivative Instruments and Hedging Activities

As of January 1, 2021, the Company had outstanding foreign exchange forward contracts that were designated as either cash flow hedges or non-designated hedges. Substantially all of the contract maturity dates of these foreign exchange forward contracts do not exceed 12 months. In addition, the Company had outstanding pay-fixed interest rate swaps that were designated as cash flow hedges of variable rate interest payments on a portion of its term loans through February 2023.

As of January 1, 2021, the amount of existing net losses related to cash flow hedges recorded in AOCI included $57 million related to the Company’s interest rate swaps that is expected to be reclassified to earnings after twelve months. In addition, as of January 1, 2021, the Company did not have any foreign exchange forward contracts with credit-risk-related contingent features.

Changes in fair values of the non-designated foreign exchange contracts are recognized in Other income, net and are largely offset by corresponding changes in the fair values of the foreign currency denominated monetary assets and liabilities. For each of the three and six months ended January 1, 2021 and January 3, 2020, total net realized and unrealized transaction and foreign exchange contract currency gains and losses were not material to the Company’s Condensed Consolidated Financial Statements.

Netting Arrangements

Under certain provisions and conditions within agreements with counterparties to the Company’s foreign exchange forward contracts, subject to applicable requirements, the Company has the right of offset associated with the Company’s foreign exchange forward contracts and is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. As of January 1, 2021 and July 3, 2020, the effect of rights of offset was not material and the Company did not offset or net the fair value amounts of derivative instruments in its Condensed Consolidated Balance Sheets.

Table of Content
WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.    Debt

Debt consisted of the following as of January 1, 2021 and July 3, 2020:

	January 1, 2021	July 3, 2020
	(in millions)
0.50% convertible senior notes due 2020	$—	$35
Variable interest rate Term Loan A-1 maturing 2023	4,457	4,583
Variable interest rate Term Loan B-4 maturing 2023	1,393	1,693
1.50% convertible notes due 2024	1,100	1,100
4.75% senior unsecured notes due 2026	2,300	2,300
Total debt	9,250	9,711
Issuance costs and debt discounts	(117)	(136)
Subtotal	9,133	9,575
Less current portion of long-term debt	(251)	(286)
Long-term debt	$8,882	$9,289

The credit agreement governing the revolving credit facility and Term Loan A-1 requires the Company to comply with certain financial covenants, consisting of a leverage ratio and an interest coverage ratio. As of January 1, 2021, the Company was in compliance with these financial covenants.

During the six months ended January 1, 2021, the Company made voluntary prepayments totaling $300 million on its Term Loan B-4. In October 2020, the 0.50% convertible senior notes due 2020 were settled in full in accordance with their terms.

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

Obligations and Funded Status

The following table presents the unfunded status of the benefit obligations for the Pension Plans:

	January 1, 2021	July 3, 2020
	(in millions)
Benefit obligation at end of period	$387	$366
Fair value of plan assets at end of period	227	215
Unfunded status	$160	$151

The following table presents the unfunded amounts related to the Pension Plans as recognized on the Company’s Condensed Consolidated Balance Sheets:

	January 1, 2021	July 3, 2020
	(in millions)
Current liabilities	$1	$1
Non-current liabilities	159	150
Net amount recognized	$160	$151

Net periodic benefit costs were not material for the three and six months ended January 1, 2021.

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

The following table presents the notes receivable from, and equity investments in, Flash Ventures as of January 1, 2021 and July 3, 2020:

	January 1, 2021	July 3, 2020
	(in millions)
Notes receivable, Flash Partners	$330	$273
Notes receivable, Flash Alliance	197	301
Notes receivable, Flash Forward	666	670
Investment in Flash Partners	214	203
Investment in Flash Alliance	315	300
Investment in Flash Forward	136	128
Total notes receivable and investments in Flash Ventures	$1,858	$1,875

During the three and six months ended January 1, 2021 and during the three and six months ended January 3, 2020, the Company made net payments to Flash Ventures of $1.21 billion and $2.19 billion, and $648 million and $1.33 billion, respectively, for purchased flash-based memory wafers and net loans and investments.

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

As of January 1, 2021 and July 3, 2020, the Company had Accounts payable balances due to Flash Ventures of $393 million and $407 million, respectively.

The Company’s maximum reasonably estimable loss exposure (excluding lost profits) as a result of its involvement with Flash Ventures, based upon the Japanese yen to U.S. dollar exchange rate at January 1, 2021, is presented below. Investments in Flash Ventures are denominated in Japanese yen, and the maximum estimable loss exposure excludes any cumulative translation adjustment due to revaluation from the Japanese yen to the U.S. dollar.

January 1, 2021
(in millions)
Notes receivable	$1,193
Equity investments	665
Operating lease guarantees	2,107
Inventory and prepayments	662
Maximum estimable loss exposure	$4,627

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

In June 2019, an unexpected power outage incident occurred at the flash-based memory manufacturing facilities operated in Yokkaichi, Japan. The power outage incident impacted the facilities and process tools and resulted in damage to flash wafers in production and a reduction in the Company’s flash wafer availability. As a result of this incident, the Company incurred charges of $68 million for the six months ended January 3, 2020, which were recorded in Cost of revenue and primarily consisted of unabsorbed manufacturing overhead costs. During the six months ended January 1, 2021, the Company recovered $75 million related to this incident from its insurance carriers, which was recorded in Cost of revenue.

In May 2019, the Company entered into additional agreements with Kioxia to extend Flash Ventures to a new wafer fabrication facility, known as “K1,” located in Kitakami, Japan. The primary purpose of K1 is to provide clean room space to continue the transition of existing flash-based wafer capacity to newer technology nodes. K1 is now fully operational. In connection with the start-up of this facility, the Company agreed to prepay an aggregate of approximately $360 million over a 3-year period beginning in the first half of fiscal year 2020 toward K1 building depreciation, to be credited against future wafer charges. As of January 1, 2021, remaining committed prepayments totaled $149 million.

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

The following table presents the Company’s portion of the remaining guarantee obligations under the Flash Ventures’ lease facilities in both Japanese yen and U.S. dollar-equivalent, based upon the Japanese yen to U.S. dollar exchange rate as of January 1, 2021.

	Lease Amounts
	(Japanese yen, in billions)	(U.S. dollar, in millions)
Total guarantee obligations	¥217	$2,107

Table of Content
WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the end of the term of the Flash Ventures lease agreements, in annual installments as of January 1, 2021 in U.S. dollars, based upon the Japanese yen to U.S. dollar exchange rate as of January 1, 2021:

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
	(in millions)
Remaining six months of 2021	$294	$63	$357
2022	524	52	576
2023	409	70	479
2024	238	126	364
2025	77	116	193
Thereafter	28	110	138
Total guarantee obligations	$1,570	$537	$2,107

The Company and Kioxia have agreed to mutually contribute to, and indemnify each other and Flash Ventures for, environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances. The Company has not made any indemnification payments, nor recorded any indemnification receivables, under any such agreements. As of January 1, 2021, no amounts have been accrued in the Condensed Consolidated Financial Statements with respect to these indemnification agreements.

Unis Venture

The Company has a joint venture with Unisplendour Corporation Limited and Unissoft (Wuxi) Group Co. Ltd. (“Unis”), referred to as the “Unis Venture”, to market and sell the Company’s products in China and to develop data storage systems for the Chinese market in the future. The Unis Venture is 49% owned by the Company and 51% owned by Unis. The Company accounts for its investment in the Unis Venture under the equity method of accounting. Revenue on products distributed by the Unis Venture is recognized upon sell through to third-party customers. For both the three and six months ended January 1, 2021, the Company recognized approximately 3% of its consolidated revenue on products distributed by the Unis Venture. For both the three and six months ended January 3, 2020, the Company recognized approximately 1% of its consolidated revenue on products distributed by the Unis Venture. The outstanding accounts receivable due from and investment in the Unis Venture were 7% and 4% of Accounts receivable, net as of January 1, 2021 and July 3, 2020, respectively.

Table of Content
WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.    Leases and Other Commitments

Leases

The Company leases certain domestic and international facilities and data center space under long-term, non-cancelable operating leases that expire at various dates through 2034. These leases include no material variable or contingent lease payments. Operating lease assets and liabilities are recognized based on the present value of the remaining lease payments discounted using the Company’s incremental borrowing rate. Operating lease assets also include prepaid lease payments minus any lease incentives. Extension or termination options present in the Company’s lease agreements are included in determining the right-of-use asset and lease liability when it is reasonably certain the Company will exercise those options. Lease expense is recognized on a straight-line basis over the lease term. The following table summarizes supplemental balance sheet information related to operating leases as of January 1, 2021:

Lease Amounts
Minimum lease payments by fiscal year:	($ in millions)
Remaining six months of 2021	$25
2022	40
2023	33
2024	33
2025	31
Thereafter	147
Total future minimum lease payments	309
Less: Imputed Interest	(55)
Present value of lease liabilities	254
Less: Current portion (included in Accrued expenses)	38
Long-term operating lease liabilities (included in Other liabilities)	$216

Operating lease right-of-use assets (included in Other non-current assets)	$239

Weighted average remaining lease term in years	8.8
Weighted average discount rate	4.2%

The following table summarizes supplemental disclosures of operating cost and cash flow information related to operating leases:

	Three Months Ended		Six Months Ended
	January 1, 2021	January 3, 2020	January 1, 2021	January 3, 2020
	(in millions)
Cost of operating leases	$12	$18	$25	$30
Cash paid for operating leases	14	13	26	29
Operating lease assets obtained in exchange for operating lease liabilities	20	1	27	50

Table of Content
WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase Agreements and Other Commitments

In the normal course of business, the Company enters into purchase orders with suppliers for the purchase of components used to manufacture its products. These purchase orders generally cover forecasted component supplies needed for production during the next quarter, are recorded as a liability upon receipt of the components, and generally may be changed or canceled at any time prior to shipment of the components. The Company also enters into long-term agreements with suppliers that contain fixed future commitments, which are contingent on certain conditions such as performance, quality and technology of the vendor’s components. As of January 1, 2021, the Company had the following minimum long-term commitments:

Long-term commitments
(in millions)
Fiscal year:
Remaining six months of 2021	$226
2022	613
2023	562
2024	350
2025	148
Thereafter	190
Total	$2,089

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

	Three Months Ended		Six Months Ended
	January 1, 2021	January 3, 2020	January 1, 2021	January 3, 2020
	(in millions)
Options	$—	$2	$—	$4
RSUs and PSUs	72	70	139	136
ESPP	8	5	17	14
Total	$80	$77	$156	$154

	Three Months Ended		Six Months Ended
	January 1, 2021	January 3, 2020	January 1, 2021	January 3, 2020
	(in millions)
Cost of revenue	$15	$13	$27	$25
Research and development	40	41	79	82
Selling, general and administrative	25	23	50	47
Subtotal	80	77	156	154
Tax benefit	(9)	(11)	(20)	(23)
Total	$71	$66	$136	$131

Windfall tax benefits and tax deficiencies for shortfalls related to the vesting and exercise of stock-based awards, which are recognized as a component of the Company’s Income tax expense, were not material for the periods presented.

Compensation cost related to unvested stock options, RSUs, PSUs, and rights to purchase shares of common stock under the ESPP will generally be amortized on a straight-line basis over the remaining average service period. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of January 1, 2021:

	Unamortized Compensation Costs	Weighted Average Service Period
	(in millions)	(years)
RSUs and PSUs (1)	$663	2.8
ESPP	22	0.7
Total unamortized compensation cost	$685
(1)    Weighted average service period assumes the performance metrics are met for the PSUs.

Table of Content
WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Activities

Stock Options

The following table summarizes stock option activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Options outstanding at July 3, 2020	2.7	$69.16	2.1	$—
Exercised	(0.2)	44.09		$2
Canceled or expired	(0.7)	74.66
Options outstanding at January 1, 2021	1.8	69.75	1.74	$9
Exercisable at January 1, 2021	1.8	$69.75	1.74	$9

RSUs and PSUs

The following table summarizes RSU and PSU activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value at Vest Date
	(in millions)		(in millions)
RSUs and PSUs outstanding at July 3, 2020	13.3	$60.92
Granted	8.1	37.97
Vested	(3.9)	61.33	$158
Forfeited	(0.9)	60.23
RSUs and PSUs outstanding at January 1, 2021	16.6	49.45

RSUs and PSUs are generally settled in an equal number of shares of the Company’s common stock at the time of vesting of the units.

Stock Repurchase Program

The Company’s Board of Directors has authorized a stock repurchase program for the repurchase of up to $5.0 billion of the Company’s common stock, which authorization is effective through July 25, 2023. The Company did not make any stock repurchases during the six months ended January 1, 2021 and has not repurchased any shares of its common stock pursuant to its stock repurchase program since the first quarter of fiscal 2019. The remaining amount available to be repurchased under the Company’s current stock repurchase program as of January 1, 2021 was $4.5 billion. Repurchases under the stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Company expects stock repurchases to be funded principally by operating cash flows.

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

On December 27, 2020, the Consolidated Appropriations Act (the “Appropriations Act”) was enacted to fund the federal government through their fiscal year, extend certain expiring tax provisions and provide additional emergency relief to individuals and businesses related to the COVID-19 pandemic in the U.S. The Company at present does not expect any of the provisions of the Appropriations Act to have a material impact on its financial statements. The Company continues to monitor and evaluate the regulatory and interpretive guidance related to the CARES Act and the Appropriations Act, as well as legislation in other jurisdictions.

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

The following table presents the Company’s Income tax expense and the effective tax rate:

	Three Months Ended		Six Months Ended
	January 1, 2021	January 3, 2020	January 1, 2021	January 3, 2020
	($ in millions)
Income (loss) before taxes	$85	$(40)	$82	$(277)
Income tax expense	23	99	80	138
Effective tax rate	27%	(248)%	98%	(50)%

The primary drivers of the difference between the effective tax rate for the three and six months ended January 1, 2021 and the U.S. Federal statutory rate of 21% are the relative mix of earnings and losses by jurisdiction, the deduction for foreign derived intangible income, credits, and tax holidays in Malaysia, the Philippines and Thailand that will expire at various dates during fiscal years 2021 through 2030. In addition, the effective tax rate for the three and six months ended January 1, 2021 includes the discrete effects of favorable adjustments proposed by tax authorities of $8 million. The effective tax rate for the six months ended January 1, 2021 also includes the discrete effects of net tax deficiencies from shortfalls of $12 million related to the vesting of stock-based awards and additional tax expense of $10 million from the re-measurement of deferred tax liabilities due to restructuring activities, which have no impact on the amount of income taxes paid by the Company.

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

Table of Content
WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The IRS previously completed its field examination of the Company’s federal income tax returns for fiscal years 2008 through 2012 and proposed certain adjustments. As previously disclosed, the Company received Revenue Agent Reports from the IRS for fiscal years 2008 through 2009, proposing adjustments relating to transfer pricing with the Company’s foreign subsidiaries and intercompany payable balances. The Company disagrees with the proposed adjustments and in September 2015, filed a protest with the IRS Appeals Office and received the IRS rebuttal in July 2016. The Company and the IRS Appeals Office did not reach a settlement on the disputed matters. On June 28, 2018, the IRS issued a statutory notice of deficiency with respect to the disputed matters for fiscal years 2008 through 2009, seeking to increase the Company’s U.S. taxable income by an amount that would result in additional federal tax through fiscal year 2009 totaling approximately $516 million, subject to interest and penalties. The Company filed a petition with the U.S. Tax Court in September 2018. On December 10, 2018, the IRS issued a statutory notice of deficiency with respect to fiscal years 2010 through 2012, seeking to increase the Company’s U.S. taxable income by an amount that would result in additional federal tax for fiscal years 2010 through 2012 totaling approximately $549 million, subject to interest and penalties. Approximately $535 million of the total additional federal tax for fiscal years 2010 through 2012 relates to proposed adjustments for transfer pricing with the Company’s foreign subsidiaries, intercompany payable balances and the utilization of certain tax attributes. The Company filed a petition with the U.S. Tax Court in March 2019. The U.S. Tax Court consolidated the case for fiscal years 2008 through 2009 with the case for fiscal years 2010 through 2012. On May 4, 2020, the IRS filed with the U.S. Tax Court Amendments to Answer to assert penalties totaling $340 million on the proposed adjustments relating to transfer pricing with respect to fiscal years 2008 through 2009 and fiscal years 2010 through 2012. In September 2020 and December 2020, the IRS proposed adjustments relating to transfer pricing with the Company’s foreign subsidiaries and intercompany payable balances for fiscal years 2013 through 2015 that, if sustained, would result in additional federal tax totaling approximately $343 million. The Company disagrees with the proposed adjustments and continues to believe that its tax positions are properly supported and will vigorously contest the position taken by the IRS.

The Company believes that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. If any issues addressed in the Company’s tax examinations are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of January 1, 2021, it was not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of the Company’s liability for unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of the Company’s tax returns.

As of January 1, 2021, the liability for unrecognized tax benefits (excluding accrued interest and penalties) was approximately $715 million. Accrued interest and penalties related to unrecognized tax benefits as of January 1, 2021 was approximately $146 million. Of these amounts, approximately $724 million could result in potential cash payments. The Company is not able to provide a reasonable estimate of the timing of future tax payments related to these obligations.

Table of Content
WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.    Net Income (Loss) Per Common Share

The following table presents the computation of basic and diluted income (loss) per common share:

	Three Months Ended		Six Months Ended
	January 1, 2021	January 3, 2020	January 1, 2021	January 3, 2020
	(in millions, except per share data)
Net income (loss)	$62	$(139)	$2	$(415)
Weighted average shares outstanding:
Basic	305	298	304	297
Employee stock options, RSUs, PSUs and ESPP	2	—	1	—
Basic and diluted	307	298	305	297
Income (loss) per common share
Basic	$0.20	$(0.47)	$0.01	$(1.40)
Diluted	$0.20	$(0.47)	$0.01	$(1.40)
Anti-dilutive potential common shares excluded	8	15	10	15

The Company computes basic income (loss) per common share using Net income (loss) and the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is computed using Net income (loss) and the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include dilutive outstanding employee stock options, RSUs and PSUs, and rights to purchase shares of common stock under the Company’s ESPP. For the three and six months ended January 3, 2020, the Company recorded net loss, and all shares subject to outstanding equity awards have been excluded for those periods because including them would be anti-dilutive.

Table of Content
WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.    Employee Termination, Asset Impairment and Other Charges

The Company recorded the following charges related to employee termination benefits, asset impairment, and other charges:

	Three Months Ended		Six Months Ended
	January 1, 2021	January 3, 2020	January 1, 2021	January 3, 2020
	(in millions)
Employee termination and other charges:
Closure of Foreign Manufacturing Facilities	$—	$—	$—	$4
Business Realignment	2	26	25	30
Total employee termination and other charges	2	26	25	34
Business Realignment	—	(17)	—	(17)
Total employee termination, asset impairment, and other charges	$2	$9	$25	$17

Business Realignment

The Company periodically incurs charges as part of the integration process of recent acquisitions and to realign its operations with anticipated market demand, primarily consisting of organization rationalization designed to streamline its business, reduce its cost structure and focus its resources.

The following table presents an analysis of the components of the activity against the reserve during the six months ended January 1, 2021:

	Employee Termination Benefits	Contract Termination and Other	Total
	(in millions)
Accrual balance at July 3, 2020	$13	$—	$13
Charges	22	3	25
Cash payments	(28)	(3)	(31)
Accrual balance at January 1, 2021	$7	$—	$7

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

COVID-19 Pandemic

As a result of the ongoing COVID-19 pandemic, governments and other authorities around the world, including federal, state and local authorities in the United States, have imposed measures intended to reduce its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business limitations and closures (subject to exceptions for essential operations and businesses), quarantines and shelter-in-place orders. Although some of these governmental restrictions have since been lifted or scaled back, periodic surges of COVID-19 infections have resulted in the re-imposition of certain restrictions and may lead to other restrictions being re-implemented in response to efforts to reduce the spread of COVID-19. These measures may remain in place for a significant amount of time, and the effects of ongoing vaccination efforts and the emergence of new strains of the virus remain uncertain. In light of these events, we have taken actions to protect the health and safety of our employees while continuing to serve our global customers as an essential business. We have implemented more thorough sanitation practices as outlined by health organizations and instituted social distancing policies at our locations around the world, including working from home, limiting the number of employees attending meetings, reducing the number of people in our sites at any one time, and suspending employee travel. In addition, the responses to COVID-19 taken by others in the supply chain have impacted our operations. As a result, we have incurred charges of approximately $61 million during the six months ended January 1, 2021, primarily related to higher logistics costs, which were recorded in cost of revenue.

As an essential business, we continue to provide products and solutions that enable the proliferation of data and facilitate the sharing of information remotely, which has become more critical as much of the world is interacting from areas of self-isolation. Generally, demand for our products remains solid. During the six months ended January 1, 2021, we experienced lower sales in some of our capacity enterprise and Client Devices products as customers absorbed purchases made in recent quarters, but we also experienced increased sales in retail as COVID-19 restrictions eased, more brick and mortar businesses resumed operations, the work and learn from home trend increased hard drive demand for desktops and notebooks, and gaming increased. Looking forward, we see positive indications of the progression of 5G ramp and the growth of gaming. We also currently expect retail demand to be solid in the near term and HDD to improve as customers absorb recent purchases and we ramp sales of new products. However, the COVID-19 environment remains dynamic and we cannot predict the duration of the pandemic and how demand may change as it develops.

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

Since its inception, Flash Ventures’ primary manufacturing site has been located in Yokkaichi, Japan, which currently includes five wafer fabrication facilities. Production levels at the Yokkaichi site were temporarily reduced as a result of an unexpected power outage incident that occurred in the Yokkaichi region on June 15, 2019. The power outage incident impacted the facilities and process tools and resulted in damage to flash wafers in production. The incident resulted in a reduction of our flash wafer availability by approximately 4 exabytes. As a result of this power outage incident, we incurred aggregate charges of $68 million recorded in Cost of revenue in the six months ended January 3, 2020, which primarily consisted of unabsorbed manufacturing overhead costs. During the six months ended January 1, 2021, we recovered $75 million related to this incident from our insurance carriers, which was recorded in Cost of revenue.

In May 2019, we entered into additional agreements with Kioxia to extend Flash Ventures to a new wafer fabrication facility, known as “K1,” located in Kitakami, Japan. The primary purpose of K1 is to provide clean room space to continue the transition of existing flash-based wafer capacity to newer technology nodes. K1 is now fully operational. In connection with the start-up of this facility, we agreed to prepay an aggregate of approximately $360 million over a 3-year period beginning in the first half of fiscal year 2020 toward K1 building depreciation, to be credited against future wafer charges. As of January 1, 2021, remaining committed prepayments totaled $149 million.

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

Results of Operations

Second Quarter and First Half Overview

The following table sets forth, for the periods presented, selected summary information from our Condensed Consolidated Statements of Operations by dollars and percentage of net revenue(1):

	Three Months Ended
	January 1, 2021		January 3, 2020		$ Change	% Change
	($ in millions)
Revenue, net	$3,943	100.0%	$4,234	100.0%	$(291)	(7)%
Cost of revenue	2,983	75.7	3,299	77.9	(316)	(10)
Gross profit	960	24.3	935	22.1	25	3
Operating Expenses:
Research and development	535	13.6	578	13.7	(43)	(7)
Selling, general and administrative	265	6.7	298	7.0	(33)	(11)
Employee termination, asset impairment, and other charges	2	0.1	9	0.2	(7)	(78)
Total operating expenses	802	20.3	885	20.9	(83)	(9)
Operating income	158	4.0	50	1.2	108	216
Interest and other income (expense):
Interest income	2	0.1	8	0.2	(6)	(75)
Interest expense	(81)	(2.1)	(105)	(2.5)	24	(23)
Other income, net	6	0.2	7	0.2	(1)	(14)
Total interest and other expense, net	(73)	(1.9)	(90)	(2.1)	17	(19)
Income (loss) before taxes	85	2.2	(40)	(0.9)	125	(313)
Income tax expense	23	0.6	99	2.3	(76)	(77)
Net income (loss)	$62	1.6	$(139)	(3.3)	201	(145)

(1)    Percentages may not total due to rounding.

	Six Months Ended
	January 1, 2021		January 3, 2020		$ Change	% Change
	($ in millions)
Revenue, net	$7,865	100.0%	$8,274	100.0%	$(409)	(5)%
Cost of revenue	6,001	76.3	6,581	79.5	(580)	(9)
Gross profit	1,864	23.7	1,693	20.5	171	10
Operating Expenses:
Research and development	1,090	13.9	1,152	13.9	(62)	(5)
Selling, general and administrative	521	6.6	603	7.3	(82)	(14)
Employee termination, asset impairment, and other charges	25	0.3	17	0.2	8	47
Total operating expenses	1,636	20.8	1,772	21.4	(136)	(8)
Operating income (loss)	228	2.9	(79)	(1.0)	307	(389)
Interest and other income (expense):
Interest income	4	0.1	20	0.2	(16)	(80)
Interest expense	(165)	(2.1)	(227)	(2.7)	62	(27)
Other income, net	15	0.2	9	0.1	6	67
Total interest and other expense, net	(146)	(1.9)	(198)	(2.4)	52	(26)
Income (loss) before taxes	82	1.0	(277)	(3.3)	359	(130)
Income tax expense	80	1.0	138	1.7	(58)	(42)
Net income (loss)	$2	—	$(415)	(5.0)	417	(100)

The following table sets forth, for the periods presented, summary information regarding our revenue:

	Three Months Ended		Six Months Ended
	January 1, 2021	January 3, 2020	January 1, 2021	January 3, 2020
	(in millions)
Revenue by Product
HDD	$1,909	$2,396	$3,753	$4,804
Flash-based	2,034	1,838	4,112	3,470
Total Revenue	$3,943	$4,234	$7,865	$8,274

Revenue by End Market
Client Devices	$2,131	$1,797	$4,077	$3,413
Data Center Devices & Solutions	807	1,489	1,936	3,021
Client Solutions	1,005	948	1,852	1,840
Total Revenue	$3,943	$4,234	$7,865	$8,274

Revenue by Geography
Americas	$945	$1,296	$2,024	$2,609
Europe, Middle East and Africa	725	811	1,354	1,590
Asia	2,273	2,127	4,487	4,075
Total Revenue	$3,943	$4,234	$7,865	$8,274

Net Revenue

Net revenue decreased 7% for the three months ended January 1, 2021 compared to the three months ended January 3, 2020, which reflects an approximate 11 percentage point decline in revenue related to pricing per gigabyte of memory for both HDD and flash products and an approximate 6 percentage point decline in exabyte volume of HDD memory sold, primarily in Data Center Devices and Solutions as discussed further below. These declines were largely offset by higher volumes of flash memory sold.

Client Devices revenue increased 19% year over year. Higher volumes of flash memory contributed 28 percentage points of growth, as work-, school- and game-from-home trends continued to drive demand for our solutions for notebook and desktop applications. Western Digital’s industry leading NVMe-based client SSDs and strong relationships with major PC OEMs drove a record level of exabyte shipments. These increases were slightly offset, in relatively equal portions, by lower average pricing per gigabyte of memory on both HDD and flash products and lower volumes of HDD.

Data Center Devices and Solutions revenue declined 46% year over year due to ongoing cloud digestion, one ongoing qualification delay and China shipment restrictions. Revenue from both capacity enterprise hard drives and enterprise SSDs were down year over year. We believe cloud digestion is abating and are seeing stabilization of OEM demand. Should these demand trends continue, we believe capacity enterprise hard drive revenue bottomed in the second quarter and anticipate a rebound in the third quarter. Within our enterprise SSD product line, we completed the qualification process at a cloud titan for our second-generation product and began shipping to this customer in the third quarter.

Client Solutions revenue increased 6% year over year with approximately 12 percentage points driven by volume growth. The work-, school- and gaming-from-home trends benefited both hard drive and flash-based products. This growth was partially offset by more competitive pricing.

Net revenue decreased 5% for the six months ended January 1, 2021 from the comparable period in the prior year, reflecting an approximate 11 percentage point decline related to pricing per gigabyte of memory for both HDD and flash products and an approximate 8 percentage point decline in HDD memory sold, primarily in Data Center Devices and Solutions. These declines were largely offset by higher volumes of memory, predominantly in flash products. Client Devices revenue increased 19% year over year, with approximately 25 percentage points of growth coming from higher volumes of memory, driven by growth in flash products for the same reasons noted above for the quarter. This increase was partially offset by lower average selling prices per gigabyte of memory in both flash and HDD products. Revenue for Data Center Devices and Solutions declined 36% year over year, which also reflects the drivers noted for the quarter above. Client Solutions revenue was essentially flat year over year, with relatively stable retail demand and pricing in both HDD and flash products.

The changes in net revenue by geography reflect an increase in Asia due to our increased sales of mobility products to manufacturers in the Asia region, and a decrease in the Americas driven by lower sales of capacity enterprise products.

Our top 10 customers accounted for 43% and 41% of our net revenue for the three and six months ended January 1, 2021, respectively, and 44% and 43% for the three and six months ended January 3, 2020, respectively. For the three and six months ended January 1, 2021 and January 3, 2020, no single customer accounted for 10% or more of our net revenue.

Consistent with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. For the three and six months ended January 1, 2021 and January 3, 2020, these programs represented 20% and 19% and 17% and 16%, respectively, of gross revenues, and adjustments to revenue due to changes in accruals for these programs have generally averaged less than 1% of gross revenue year over year. The increase in adjustments year over year reflects the current competitive environment. The amounts attributed to our sales incentive and marketing programs generally vary according to several factors including industry conditions, list pricing strategies, seasonal demand, competitor actions, channel mix and overall availability of products. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue.

Gross Profit and Gross Margin

Gross profit increased by $25 million for the three months ended January 1, 2021 from the comparable period in the prior year, which reflects a $48 million decrease in charges in the current year related to amortization expense on acquired intangible assets and the $45 million insurance recovery in the current year related to the power outage incident, partially offset by lower revenues.

Gross margin increased approximately 3 percentage points for the three months ended January 1, 2021 from the comparable period in the prior year, substantially all of which is attributed to the impacts of the lower charges for amortization of acquired intangible assets and the insurance recovery noted above.

Gross profit increased by $171 million for the six months ended January 1, 2021 from the comparable period in the prior year, which reflects the power outage charges of $68 million incurred in the prior year compared to the $75 million partial recovery in the current year, a $67 million decrease in charges in the current year related to amortization expense on acquired intangible assets and reduced manufacturing costs.

Gross margin increased approximately 10 percentage points for the six months ended January 1, 2021 from the comparable period in the prior year, substantially all of which is attributed to the impacts of the charges related to the power outage incident in the prior year, the insurance recovery in the current year and the lower charges for amortization of acquired intangible assets noted above. Over the near term, we expect flash gross margin to benefit from improved pricing and cost reductions while HDD gross margin is expected to be constrained by the pricing environment for 16-terabyte drives, but we expect improved gross margins over the longer term as we ramp production on higher capacity drives.

Operating Expenses

Research and development (“R&D”) expense decreased $43 million for the three months ended January 1, 2021 from the comparable period in the prior year. The decrease was driven, in comparable amounts, by lower compensation costs, lower travel and entertainment expenses due to the COVID-19 restrictions, and a decline in outside services. R&D expense decreased $62 million for the six months ended January 1, 2021 from the comparable period in the prior year, reflecting the drivers noted above for the quarter, as well as the impact of additional expense in the prior year for the additional week in the prior year.

Selling, general and administrative (“SG&A”) expense decreased $33 million for the three months ended January 1, 2021 from the comparable period in the prior year. The decrease was driven, in comparable amounts, by lower compensation costs, lower travel and entertainment as a result of COVID-19 restrictions and lower consulting and marketing expenses due to event cancellations. SG&A expense decreased $82 million for the six months ended January 1, 2021 from the comparable period in the prior year. Similar to the quarter, the decline was driven, in comparable amounts, by lower compensation costs, lower travel and entertainment as a result of COVID-19 restrictions and lower consulting and marketing expenses due to event cancellations, as well as approximately $10 million of additional expense in the prior year related to the additional week.

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

Interest and Other Income (Expense)

The decreases in total interest and other expense, net for the three and six months ended January 1, 2021 reflect lower interest expense resulting from lower index rates and the pay-down of principal on our debt.

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

The following table sets forth income tax information from our Condensed Consolidated Statements of Operations by dollar and effective tax rate:

	Three Months Ended		Six Months Ended
	January 1, 2021	January 3, 2020	January 1, 2021	January 3, 2020
	($ in millions)
Income (loss) before taxes	$85	$(40)	$82	$(277)
Income tax expense	23	99	80	138
Effective tax rate	27%	(248)%	98%	(50)%

The primary drivers of the difference between the effective tax rate for the three and six months ended January 1, 2021 and the U.S. Federal statutory rate of 21% are the relative mix of earnings and losses by jurisdiction, the deduction for foreign derived intangible income, credits, and tax holidays in Malaysia, the Philippines and Thailand that will expire at various dates during fiscal years 2021 through 2030. In addition, the effective tax rate for the three and six months ended January 1, 2021 includes the discrete effects of favorable adjustments proposed by tax authorities of $8 million. The effective tax rate for the six months ended January 1, 2021 also includes the discrete effects of net tax deficiencies from shortfalls of $12 million related to the vesting of stock-based awards and additional tax expense of $10 million from the re-measurement of deferred tax liabilities due to restructuring activities, which have no impact on the amount of income taxes paid by us.

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

Liquidity and Capital Resources

The following table summarizes our statements of cash flows:

	Six Months Ended
	January 1, 2021	January 3, 2020
	(in millions)
Net cash provided by (used in):
Operating activities	$788	$510
Investing activities	(436)	160
Financing activities	(450)	(985)
Effect of exchange rate changes on cash	6	(3)
Net decrease in cash and cash equivalents	$(92)	$(318)

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

During fiscal 2021, we expect expenditures for property, plant and equipment for our company plus our portion of the capital expenditures by our Flash Ventures joint venture with Kioxia for its operations to aggregate approximately $3.1 billion. After consideration of the Flash Ventures’ lease financing of its capital expenditures and net operating cash flow, we expect net cash used for our purchases of property, plant and equipment and net activity in notes receivable relating to Flash Ventures to be a cash outflow of approximately $1.0 billion during fiscal 2021. The total expected cash to be used could vary depending on the timing and completion of various capital projects and the availability, timing and terms of related financing.

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

A total of $1.91 billion and $2.28 billion of our Cash and cash equivalents was held outside of the U.S. as of January 1, 2021 and January 3, 2020, respectively. As a result of the change in our permanent reinvestment assertion, there are no material tax consequences that were not previously accrued for on the repatriation of this cash.

Operating Activities

Cash flow from operating activities primarily consists of net income, adjusted for non-cash charges, plus or minus changes in operating assets and liabilities. This represents our principal source of cash. Net cash used for changes in operating assets and liabilities was $78 million for the six months ended January 1, 2021, as compared to $20 million of net cash used for changes in operating assets and liabilities for the six months ended January 3, 2020. Changes in our operating assets and liabilities are largely affected by our working capital requirements, which are dependent on the effective management of our cash conversion cycle as well as timing of payments for taxes. Our cash conversion cycle measures how quickly we can convert our products into cash through sales. The cash conversion cycles were as follows:

	Six Months Ended
	January 1, 2021	January 3, 2020
	(in days)
Days sales outstanding	42	38
Days in inventory	109	86
Days payables outstanding	(71)	(58)
Cash conversion cycle	80	66

Changes in days sales outstanding (“DSO”) are generally due to the timing of shipments. Changes in days in inventory (“DIO”) are generally related to the timing of inventory builds. Changes in days payables outstanding (“DPO”) are generally related to production volume and the timing of purchases during the period. From time to time, we modify the timing of payments to our vendors. We make modifications primarily to manage our vendor relationships and to manage our cash flows, including our cash balances. Generally, we make the payment term modifications through negotiations with our vendors or by granting to, or receiving from, our vendors’ payment term accommodations.

For the three months ended January 1, 2021, DSO increased by 4 days over the prior year, primarily reflecting the timing of shipments and customer collections. We have seen no significant deterioration in our receivables as a result of COVID-19. DIO increased by 23 days over the prior year, primarily reflecting higher stocking levels of HDD inventory and delays in new product qualifications. With supply chains experiencing disruptions as a result of COVID-19, we are taking actions to ensure that we have the components we need to build products and are stocking higher levels of inventory so that we can ship by ocean and reduce higher cost air freight. DPO increased by 13 days over the prior year, primarily reflecting resumptions of flash production volumes as well as routine variations in the timing of purchases and payments during the period.

Investing Activities

Net cash used in investing activities for the six months ended January 1, 2021 primarily consisted of $576 million in capital expenditures, partially offset by a $94 million net decrease in notes receivable issuances to Flash Ventures. Net cash provided by investing activities for the six months ended January 3, 2020 primarily consisted of a $466 million net decrease in notes receivable issuances to Flash Ventures to fund its capital expansion, partially offset by $305 million of capital expenditures.

Our cash equivalents are primarily invested in money market funds that invest in U.S. Treasury securities and U.S. Government agency securities. In addition, from time to time, we invest directly in U.S. Treasury securities, U.S. and international government agency securities, certificates of deposit, asset backed securities and corporate and municipal notes and bonds.

Financing Activities

During the six months ended January 1, 2021, net cash used in financing activities primarily consisted of $461 million for repayment of debt, which included a $300 million voluntary prepayment on our Term Loan B-4. Net cash used in financing activities for the six months ended January 3, 2020 primarily consisted of $707 million for the repayment of our debt and $296 million to pay dividends on our common stock.

In April 2020, we suspended our dividend to reinvest in the business and to support our ongoing deleveraging efforts. We will reevaluate our dividend policy as our leverage ratio improves.

Off-Balance Sheet Arrangements

Other than the commitments related to Flash Ventures incurred in the normal course of business and certain indemnification provisions (see “Short and Long-term Liquidity-Contractual Obligations and Commitments” below), we do not have any other material off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets, or any other obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not included in the Condensed Consolidated Financial Statements. Additionally, with the exception of Flash Ventures and our joint venture with Unisplendour Corporation Limited and Unissoft (Wuxi) Group Co. Ltd., we do not have an interest in, or relationships with, any variable interest entities. For additional information regarding our off-balance sheet arrangements, see Part I, Item 1, Note 9, Related Parties and Related Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Short- and Long-term Liquidity

Contractual Obligations and Commitments

The following is a summary of our known contractual cash obligations and commercial commitments as of January 1, 2021:

	Total	Remaining six months of 2021	2022-2023	2024-2025	Beyond 2025
	(in millions)
Long-term debt, including current portion(1)	$9,250	$126	$5,724	$1,100	$2,300
Interest on debt	992	141	507	235	109
Flash Ventures related commitments(2)	6,189	1,839	2,950	1,166	234
Operating leases	309	25	73	64	147
Purchase obligations and other commitments	4,513	2,426	1,356	541	190
Mandatory Deemed Repatriation Tax	925	—	210	417	298
Total	$22,178	$4,557	$10,820	$3,523	$3,278

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

Debt

In addition to our existing debt, we have $2.25 billion available for borrowing under our revolving credit facility, subject to customary conditions under the credit agreement. Additional information regarding our indebtedness, including information about availability under our revolving credit facility and the principal repayment terms, interest rates, covenants and other key terms of our outstanding indebtedness, is included in Part I, Item 1, Note 7, Debt, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and in Part II, Item 8, Note 6, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 3, 2020. The credit agreement governing our revolving credit facility and Term Loan A-1 requires us to comply with certain financial covenants, consisting of a leverage ratio and an interest coverage ratio. As of January 1, 2021, we were in compliance with these financial covenants.

Flash Ventures

Flash Ventures sells to and leases back from a consortium of financial institutions a portion of its tools and has entered into equipment lease agreements of which we guarantee half or all of the outstanding obligations under each lease agreement. The leases are subject to customary covenants and cancellation events that relate to Flash Ventures and each of the guarantors. The occurrence of a cancellation event could result in an acceleration of the lease obligations and a call on our guarantees. As of January 1, 2021, we were in compliance with all covenants under these Japanese lease facilities. See Part I, Item 1, Note 9, Related Parties and Related Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding Flash Ventures.

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

January 1, 2021
2022	$106
2023	104
2024	179
2025	238
2026	298
Total	$925

For additional information regarding our estimate of the total tax liability for the mandatory deemed repatriation tax, see Part II, Item 8, Note 13, Income Tax Expense, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 28, 2019.

Unrecognized Tax Benefits

As of January 1, 2021, the liability for unrecognized tax benefits (excluding accrued interest and penalties) was approximately $715 million. Accrued interest and penalties related to unrecognized tax benefits as of January 1, 2021 was approximately $146 million. Of these amounts, approximately $724 million could result in potential cash payments. We are not able to provide a reasonable estimate of the timing of future tax payments related to these obligations.

Interest Rate Swap

We have generally held a balance of fixed and variable rate debt. At January 1, 2021, we had $5.85 billion of variable rate debt, comprising 63% of the par value of our debt. To balance the portfolio and moderate our exposure to fluctuations in interest rates underlying our variable debt, we entered into pay-fixed interest rate swaps on $2.00 billion notional amount, which effectively converts a portion of our term loan to fixed rates through February 2023. After giving effect to the $2.00 billion of interest rate swaps, we effectively had $3.85 billion of Long-term debt subject to variations in interest rates and a one percent increase in the variable rate of interest would increase annual interest expense by $39 million.

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

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program for the repurchase of up to $5.0 billion of our common stock, which authorization is effective through July 25, 2023. We did not make any stock repurchases during the six months ended January 1, 2021 and have not repurchased any shares of our common stock pursuant to our stock repurchase program since the first quarter of fiscal 2019. Although we will reevaluate the repurchasing of our common stock when appropriate, there can be no assurance if, when or at what level we may resume such activity. The remaining amount available to be repurchased under our current stock repurchase program as of January 1, 2021 was $4.5 billion. Repurchases under the stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risk during the six months ended January 1, 2021. For a discussion of our exposure to market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended July 3, 2020.

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

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 8, 2006)
3.2	Amended and Restated By-Laws of Western Digital Corporation, as amended effective as of May 2, 2018 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on May 7, 2018)
10.1	Western Digital Corporation Amended and Restated 2017 Performance Incentive Plan†*
10.2
Form of Notice of Grant of Performance Stock Units and Performance Stock Unit Award Agreement – Financial Measure, under the Amended and Restated Western Digital Corporation 2017 Performance Incentive Plan†*

10.3
Form of Notice of Grant of Performance Stock Units and Performance Stock Unit Award Agreement – TSR Measure, under the Amended and Restated Western Digital Corporation 2017 Performance Incentive Plan†*

10.4
Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Award Agreement – Vice President and Above, under the Amended and Restated Western Digital Corporation 2017 Performance Incentive Plan†*

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
Dated: February 9, 2021