Form 10-Q
period 2021-04-02
WESTERN DIGITAL CORP
filed 2021-05-06
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of the close of business on April 29, 2021, 306,452,886 shares of common stock, par value $0.01 per share, were outstanding.

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
•expectations regarding demand conditions, the ramp of our new products and the impact on our revenues;
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
•expectations regarding capital investments and sources of funding for those investments; and
•our beliefs regarding the sufficiency of our available liquidity to meet our working capital, debt and capital expenditure needs as well as any future dividend plans.

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
•hiring and retention of key employees;
•our substantial level of debt and other financial obligations;
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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	April 2, 2021	July 3, 2020
ASSETS
Current assets:
Cash and cash equivalents	$2,734	$3,048
Accounts receivable, net	1,905	2,379
Inventories	3,683	3,070
Other current assets	710	551
Total current assets	9,032	9,048
Property, plant and equipment, net	3,061	2,854
Notes receivable and investments in Flash Ventures	1,694	1,875
Goodwill	10,066	10,067
Other intangible assets, net	519	941
Other non-current assets	1,037	877
Total assets	$25,409	$25,662
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,807	$1,945
Accounts payable to related parties	397	407
Accrued expenses	1,552	1,296
Accrued compensation	494	472
Current portion of long-term debt	251	286
Total current liabilities	4,501	4,406
Long-term debt	8,678	9,289
Other liabilities	2,281	2,416
Total liabilities	15,460	16,111
Commitments and contingencies (Notes 9, 10, 12 and 15)
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized — 5 shares; issued and outstanding — none	—	—
Common stock, $0.01 par value; authorized — 450 shares; issued — 312 shares; outstanding — 306 shares and 302 shares, respectively	3	3
Additional paid-in capital	3,603	3,717
Accumulated other comprehensive loss	(210)	(157)
Retained earnings	6,917	6,725
Treasury stock — common shares at cost; 6 shares and 10 shares, respectively	(364)	(737)
Total shareholders’ equity	9,949	9,551
Total liabilities and shareholders’ equity	$25,409	$25,662

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 2, 2021	April 3, 2020	April 2, 2021	April 3, 2020
Revenue, net	$4,137	$4,175	$12,002	$12,449
Cost of revenue	3,046	3,170	9,047	9,751
Gross profit	1,091	1,005	2,955	2,698
Operating expenses:
Research and development	555	563	1,645	1,715
Selling, general and administrative	287	281	808	884
Employee termination, asset impairment, and other charges	(68)	8	(43)	25
Total operating expenses	774	852	2,410	2,624
Operating income	317	153	545	74
Interest and other income (expense):
Interest income	2	6	6	26
Interest expense	(81)	(99)	(246)	(326)
Other income (expense), net	11	(14)	26	(5)
Total interest and other expense, net	(68)	(107)	(214)	(305)
Income (loss) before taxes	249	46	331	(231)
Income tax expense	52	29	132	167
Net income (loss)	$197	$17	$199	$(398)

Income (loss) per common share
Basic	$0.64	$0.06	$0.65	$(1.34)
Diluted	$0.63	$0.06	$0.65	$(1.34)

Weighted average shares outstanding:
Basic	306	299	305	298
Diluted	313	303	308	298

Cash dividends declared per share	$—	$0.50	$—	$1.50

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 2, 2021	April 3, 2020	April 2, 2021	April 3, 2020
Net income (loss)	$197	$17	$199	$(398)
Other comprehensive loss, before tax:
Actuarial pension gain	2	1	4	4
Foreign currency translation adjustment	(95)	(11)	(29)	(21)
Net unrealized loss on derivative contracts and available-for-sale securities	(84)	(76)	(34)	(115)
Total other comprehensive loss, before tax	(177)	(86)	(59)	(132)
Income tax benefit related to items of other comprehensive loss, before tax	17	13	6	17
Other comprehensive loss, net of tax	(160)	(73)	(53)	(115)
Total comprehensive income (loss)	$37	$(56)	$146	$(513)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	April 2, 2021	April 3, 2020
Cash flows from operating activities
Net income (loss)	$199	$(398)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	961	1,189
Stock-based compensation	239	232
Deferred income taxes	(41)	(53)
Gain on disposal of assets	(65)	(9)
Amortization of debt discounts	30	30
Other non-cash operating activities, net	(26)	(8)
Changes in:
Accounts receivable, net	474	(774)
Inventories	(613)	179
Accounts payable	(139)	131
Accounts payable to related parties	(10)	66
Accrued expenses	251	331
Accrued compensation	22	87
Other assets and liabilities, net	(378)	(351)
Net cash provided by operating activities	904	652
Cash flows from investing activities
Purchases of property, plant and equipment	(820)	(432)
Proceeds from the sale of property, plant and equipment	121	—
Acquisitions, net of cash acquired	—	(22)
Notes receivable issuances to Flash Ventures	(490)	(353)
Notes receivable proceeds from Flash Ventures	619	980
Strategic investments and other, net	8	19
Net cash provided by (used in) investing activities	(562)	192
Cash flows from financing activities
Issuance of stock under employee stock plans	71	79
Taxes paid on vested stock awards under employee stock plans	(51)	(69)
Dividends paid to shareholders	—	(445)
Repayment of debt	(673)	(919)
Other	(9)	—
Net cash used in financing activities	(662)	(1,354)
Effect of exchange rate changes on cash	6	(2)
Net decrease in cash and cash equivalents	(314)	(512)
Cash and cash equivalents, beginning of year	3,048	3,455
Cash and cash equivalents, end of period	$2,734	$2,943
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$301	$303
Cash paid for interest	$245	$327

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at July 3, 2020	312	$3	(10)	$(737)	$3,717	$(157)	$6,725	$9,551
Net loss	—	—	—	—	—	—	(60)	(60)
Adoption of new accounting standards	—	—	—	—	—	—	(7)	(7)
Employee stock plans	—	—	2	216	(256)	—	—	(40)
Stock-based compensation	—	—	—	—	76	—	—	76
Actuarial pension gain	—	—	—	—	—	1	—	1
Foreign currency translation adjustment	—	—	—	—	—	32	—	32
Net unrealized gain on derivative contracts	—	—	—	—	—	23	—	23
Balance at October 2, 2020	312	3	(8)	(521)	3,537	(101)	6,658	9,576
Net income	—	—	—	—	—	—	62	62
Employee stock plans	—	—	2	131	(71)	—	—	60
Stock-based compensation	—	—	—	—	80	—	—	80
Actuarial pension gain	—	—	—	—	—	1	—	1
Foreign currency translation adjustment	—	—	—	—	—	34	—	34
Net unrealized loss on derivative contracts	—	—	—	—	—	16	—	16
Balance at January 1, 2021	312	$3	(6)	$(390)	$3,546	$(50)	$6,720	$9,829
Net income	—	—	—	—	—	—	197	197
Employee stock plans	—	—	—	26	(26)	—	—	—
Stock-based compensation	—	—	—	—	83	—	—	83
Actuarial pension gain	—	—	—	—	—	2	—	2
Foreign currency translation adjustment	—	—	—	—	—	(95)	—	(95)
Net unrealized loss on derivative contracts	—	—	—	—	—	(67)	—	(67)
Balance at April 2, 2021	312	$3	(6)	$(364)	$3,603	$(210)	$6,917	$9,949

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 28, 2019	312	$3	(17)	$(1,268)	$3,851	$(68)	$7,449	$9,967
Net loss	—	—	—	—	—	—	(276)	(276)
Adoption of new accounting standards	—	—	—	—	—	—	(5)	(5)
Employee stock plans	—	—	3	181	(207)	—	—	(26)
Stock-based compensation	—	—	—	—	77	—	—	77
Dividends to shareholders	—	—	—	—	7	—	(156)	(149)
Actuarial pension gain	—	—	—	—	—	1	—	1
Foreign currency translation adjustment	—	—	—	—	—	4	—	4
Net unrealized loss on derivative contracts	—	—	—	—	—	(27)	—	(27)
Balance at October 4, 2019	312	3	(14)	(1,087)	3,728	(90)	7,012	9,566
Net loss	—	—	—	—	—	—	(139)	(139)
Employee stock plans	—	—	1	125	(81)	—	—	44
Stock-based compensation	—	—	—	—	77	—	—	77
Dividends to shareholders	—	—	—	—	7	—	(156)	(149)
Actuarial pension gain	—	—	—	—	—	1	—	1
Foreign currency translation adjustment	—	—	—	—	—	(13)	—	(13)
Net unrealized loss on derivative contracts	—	—	—	—	—	(8)	—	(8)
Balance at January 3, 2020	312	$3	(13)	$(962)	$3,731	$(110)	$6,717	$9,379
Net income	—	—	—	—	—	—	17	17
Employee stock plans	—	—	1	64	(72)	—	—	(8)
Stock-based compensation	—	—	—	—	78	—	—	78
Dividends to shareholders	—	—	—	—	6	—	(156)	(150)
Actuarial pension gain	—	—	—	—	—	1	—	1
Foreign currency translation adjustment	—	—	—	—	—	(12)	—	(12)
Net unrealized loss on derivative contracts	—	—	—	—	—	(62)	—	(62)
Balance at April 3, 2020	312	3	(12)	(898)	3,743	(183)	6,578	9,243

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

Use of Estimates

Company management has made estimates and assumptions relating to the reporting of certain assets and liabilities in conformity with U.S. GAAP. These estimates and assumptions have been applied using methodologies that are consistent throughout the periods presented with consideration given to the potential impacts of the COVID-19 pandemic. However, actual results could differ materially from these estimates and be significantly affected by the severity and duration of the pandemic, the extent of actions to contain or treat COVID-19, including the effects of ongoing vaccination efforts, how quickly and to what extent normal economic and operating activity can resume, and the severity and duration of the global economic downturn that results from the pandemic.

Segment Information

The Company manufactures, markets, and sells data storage devices and solutions in the U.S. and in foreign countries through its sales personnel, dealers, distributors, retailers, and subsidiaries. Historically, the Company has been managed and reported under a single operating segment. Late in the first quarter of fiscal 2021, the Chief Executive Officer, who is the Company’s Chief Operating Decision Maker, announced a decision to reorganize the Company’s business by forming two separate product business units: flash-based products and hard disk drives (“HDD”). To align with the new operating model and business structure, the Company is making management organizational changes and implementing new reporting modules and processes to provide discrete information to manage the business. Management expects to finalize its assessment of its operating segments when the implementations and transitions are completed, which is expected to be in the first quarter of fiscal 2022.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.    Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 seeks to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, including trade receivables, and other commitments to extend credit held by a reporting entity at each reporting date. The amendments require an entity to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects current expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments are effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2019, which for the Company is the first quarter of fiscal 2021. The Company adopted this standard effective July 4, 2020 (the beginning of fiscal 2021) with no material impact on its Condensed Consolidated Financial Statements.

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

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock and results in fewer instruments with embedded conversion features being separately recognized from the host contract as compared with current standards. Those instruments that do not have a separately recognized embedded conversion feature will no longer recognize a debt issuance discount related to such a conversion feature and would recognize less interest expense on a periodic basis. Additionally, the ASU amends the calculation of the share dilution impact related to a conversion feature and eliminates the treasury method as an option. For instruments that do not have a component mandatorily settled in cash, the change will likely result in a higher amount of share dilution in the calculation of earnings per share. This ASU is effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2021, which for the Company is the first quarter of fiscal 2023, with early adoption permitted beginning in the first quarter of fiscal 2022. The Company is currently assessing the impact and timing of adoption of this ASU.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.    Revenues

Contract assets represent the Company’s rights to consideration where performance obligations are completed but the customer payments are not due until another performance obligation is satisfied. The Company did not have any contract assets as of either April 2, 2021 or July 3, 2020.

The Company incurs sales commissions and other direct incremental costs to obtain sales contracts. The Company has applied the practical expedient to recognize the direct incremental costs of obtaining contracts as an expense when incurred if the amortization period is expected to be one year or less or the amount is not material, with these costs charged to Selling, general and administrative expenses. Other direct incremental costs to obtain contracts that have an expected benefit of greater than one year are amortized over the period of expected cash flows from the related contracts, and the amortization expense is recorded as a reduction to revenue. Total capitalized contract costs as of April 2, 2021 and July 3, 2020 as well as the related amortization for the three and nine months ended April 2, 2021 and April 3, 2020 were not material.

Contract liabilities relate to customers’ payments in advance of performance under the contract and primarily relate to remaining performance obligations under support and maintenance contracts. As of April 2, 2021 and July 3, 2020, contract liabilities were not material.

The Company applies the practical expedients and does not disclose transaction price allocated to the remaining performance obligations for (i) arrangements that have an original expected duration of one year or less, which mainly consist of support and maintenance contracts, and (ii) variable consideration amounts for sale-based or usage-based royalties for IP license arrangements, which typically range longer than one year. Remaining performance obligations are mainly attributed to right-to-access patent license arrangements and customer support and service contracts, which will be recognized over the remaining contract period. The transaction price allocated to the remaining performance obligations as of April 2, 2021 was $81 million, which is mainly attributable to the functional IP license and service arrangements. The Company expects to recognize this amount as revenue as follows: $10 million during the remainder of fiscal 2021, $40 million in fiscal 2022, and $31 million in fiscal 2023 and thereafter.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s disaggregated revenue information is as follows:

	Three Months Ended		Nine Months Ended
	April 2, 2021	April 3, 2020	April 2, 2021	April 3, 2020
	(in millions)
Revenue by Product
HDD	$1,962	$2,114	$5,715	$6,918
Flash-based	2,175	2,061	6,287	5,531
Total Revenue	$4,137	$4,175	$12,002	$12,449

Revenue by End Market
Client Devices	$2,012	$1,831	$6,089	$5,244
Data Center Devices & Solutions	1,237	1,523	3,173	4,544
Client Solutions	888	821	2,740	2,661
Total Revenue	$4,137	$4,175	$12,002	$12,449

Revenue by Geography
Americas	$1,009	$1,325	$3,033	$3,934
Europe, Middle East and Africa	913	770	2,267	2,360
Asia	2,215	2,080	6,702	6,155
Total Revenue	$4,137	$4,175	$12,002	$12,449

The Company’s top 10 customers accounted for 42% and 40% of its net revenue for the three and nine months ended April 2, 2021, respectively, and 44% of its net revenue for both the three and nine months ended April 3, 2020. For the three and nine months ended April 2, 2021 and April 3, 2020, no single customer accounted for 10% or more of the Company’s net revenue.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.    Supplemental Financial Statement Data

Accounts receivable, net

From time to time, in connection with factoring agreements, the Company sells trade accounts receivable without recourse to third party purchasers in exchange for cash. During the nine months ended April 2, 2021 and April 3, 2020, the Company sold trade accounts receivable and received cash proceeds of $233 million and $298 million, respectively. The discounts on the trade accounts receivable sold during the periods were not material and were recorded within Other income (expense), net in the Condensed Consolidated Statements of Operations. As of April 2, 2021 and July 3, 2020, the amount of factored receivables that remained outstanding was $60 million and $113 million, respectively.

Inventories

	April 2, 2021	July 3, 2020
	(in millions)
Inventories:
Raw materials and component parts	$1,570	$1,306
Work-in-process	1,109	956
Finished goods	1,004	808
Total inventories	$3,683	$3,070

Property, plant and equipment, net

	April 2, 2021	July 3, 2020
	(in millions)
Property, plant and equipment:
Land	$278	$294
Buildings and improvements	1,820	1,837
Machinery and equipment	7,832	7,391
Computer equipment and software	456	429
Furniture and fixtures	52	52
Construction-in-process	411	297
Property, plant and equipment, gross	10,849	10,300
Accumulated depreciation	(7,788)	(7,446)
Property, plant and equipment, net	$3,061	$2,854

Goodwill

Carrying Amount
(in millions)
Balance at July 3, 2020	$10,067
Foreign currency translation adjustment	(1)
Balance at April 2, 2021	$10,066

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets

	April 2, 2021	July 3, 2020
	(in millions)
Finite-lived intangible assets	$5,507	$5,541
In-process research and development	80	80
Accumulated amortization	(5,068)	(4,680)
Intangible assets, net	$519	$941

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

Product warranty liability

Changes in the warranty accrual were as follows:

	Three Months Ended		Nine Months Ended
	April 2, 2021	April 3, 2020	April 2, 2021	April 3, 2020
	(in millions)
Warranty accrual, beginning of period	$366	$378	$408	$350
Charges to operations	27	45	86	144
Utilization	(27)	(41)	(82)	(124)
Changes in estimate related to pre-existing warranties	(9)	1	(55)	13
Warranty accrual, end of period	$357	$383	$357	$383

The current portion of the warranty accrual is classified in Accrued expenses and the long-term portion is classified in Other liabilities as noted below:

	April 2, 2021	July 3, 2020
	(in millions)
Warranty accrual
Current portion (included in Accrued expenses)	$163	$205
Long-term portion (included in Other liabilities)	194	203
Total warranty accrual	$357	$408

Other liabilities

	April 2, 2021	July 3, 2020
	(in millions)
Other liabilities:
Non-current net tax payable	$694	$815
Payables related to unrecognized tax benefits	743	720
Other non-current liabilities	844	881
Total other liabilities	$2,281	$2,416

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) (“AOCI”), net of tax refers to expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income. The following table illustrates the changes in the balances of each component of AOCI:

	Actuarial Pension Gains (Losses)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivative Contracts	Total Accumulated Comprehensive Income (Loss)
	(in millions)
Balance at July 3, 2020	$(58)	$(2)	$(97)	$(157)
Other comprehensive loss before reclassifications	4	(29)	(39)	(64)
Amounts reclassified from accumulated other comprehensive loss	—	—	5	5
Income tax benefit related to items of other comprehensive loss	—	—	6	6
Net current-period other comprehensive loss	4	(29)	(28)	(53)
Balance at April 2, 2021	$(54)	$(31)	$(125)	$(210)

During the three and nine months ended April 2, 2021, the amounts reclassified out of AOCI related to interest rate swap contracts were losses of $13 million and $37 million, respectively, and were charged to Interest expense. These were offset by gains of $14 million and $32 million, respectively, related to foreign exchange contracts that were substantially all charged to Cost of revenue in the Condensed Consolidated Statements of Operations. During the three and nine months ended April 3, 2020, the amounts reclassified out of AOCI primarily related to foreign exchange contracts and were substantially all charged to Cost of revenue in the Condensed Consolidated Statements of Operations.

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

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of April 2, 2021 and July 3, 2020, and indicate the fair value hierarchy of the valuation techniques utilized to determine such values:

	April 2, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents - Money market funds	$784	$—	$—	$784
Foreign exchange contracts	—	52	—	52
Total assets at fair value	$784	$52	$—	$836
Liabilities:
Foreign exchange contracts	$—	$113	$—	$113
Interest rate swap contract	—	91	—	91
Total liabilities at fair value	$—	$204	$—	$204

	July 3, 2020
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents - Money market funds	$1,079	$—	$—	$1,079
Foreign exchange contracts	—	28	—	28
Total assets at fair value	$1,079	$28	$—	$1,107
Liabilities:
Foreign exchange contracts	$—	$9	$—	$9
Interest rate swap contract	—	133	—	133
Total liabilities at fair value	$—	$142	$—	$142

During the three and nine months ended April 2, 2021 and April 3, 2020, the Company had no transfers of financial assets and liabilities between levels and there were no changes in valuation techniques or the inputs used in the fair value measurement.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments Not Carried at Fair Value

The carrying value of the Company’s revolving credit facility approximates its fair value given the revolving nature of the balance and the variable market interest rate. For financial instruments where the carrying value (which includes principal adjusted for any unamortized issuance costs, and discounts or premiums) differs from fair value (which is based on quoted market prices), the following table represents the related carrying value and fair value for each of the Company’s outstanding financial instruments. Each of the financial instruments presented below was categorized as Level 2 for all periods presented, based on the frequency of trading immediately prior to the end of the third quarter of fiscal 2021 and the fourth quarter of fiscal 2020, respectively.

	April 2, 2021		July 3, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
0.50% convertible senior notes due 2020	$—	$—	$34	$30
Variable interest rate Term Loan A-1 maturing 2023	4,389	4,405	4,576	4,474
Variable interest rate Term Loan B-4 maturing 2023	1,243	1,244	1,692	1,656
1.50% convertible notes due 2024	1,010	1,142	987	1,036
4.75% senior unsecured notes due 2026	2,287	2,534	2,286	2,428
Total	$8,929	$9,325	$9,575	$9,624

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.    Derivative Instruments and Hedging Activities

As of April 2, 2021, the Company had outstanding foreign exchange forward contracts that were designated as either cash flow hedges or non-designated hedges. Substantially all of the contract maturity dates of these foreign exchange forward contracts do not exceed 12 months. In addition, the Company had outstanding pay-fixed interest rate swaps that were designated as cash flow hedges of variable rate interest payments on a portion of its term loans through February 2023.

As of April 2, 2021, the amount of existing net losses related to cash flow hedges recorded in AOCI included $42 million related to the Company’s interest rate swaps that is expected to be reclassified to earnings after twelve months. In addition, as of April 2, 2021, the Company did not have any foreign exchange forward contracts with credit-risk-related contingent features.

Changes in fair values of the non-designated foreign exchange contracts are recognized in Other income (expense), net and are largely offset by corresponding changes in the fair values of the foreign currency denominated monetary assets and liabilities. For each of the three and nine months ended April 2, 2021 and April 3, 2020, total net realized and unrealized transaction and foreign exchange contract currency gains and losses were not material to the Company’s Condensed Consolidated Financial Statements.

Netting Arrangements

Under certain provisions and conditions within agreements with counterparties to the Company’s foreign exchange forward contracts, subject to applicable requirements, the Company has the right of offset associated with the Company’s foreign exchange forward contracts and is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. As of April 2, 2021 and July 3, 2020, the effect of rights of offset was not material and the Company did not offset or net the fair value amounts of derivative instruments in its Condensed Consolidated Balance Sheets.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.    Debt

Debt consisted of the following as of April 2, 2021 and July 3, 2020:

	April 2, 2021	July 3, 2020
	(in millions)
0.50% convertible senior notes due 2020	$—	$35
Variable interest rate Term Loan A-1 maturing 2023	4,394	4,583
Variable interest rate Term Loan B-4 maturing 2023	1,243	1,693
1.50% convertible notes due 2024	1,100	1,100
4.75% senior unsecured notes due 2026	2,300	2,300
Total debt	9,037	9,711
Issuance costs and debt discounts	(108)	(136)
Subtotal	8,929	9,575
Less current portion of long-term debt	(251)	(286)
Long-term debt	$8,678	$9,289

The credit agreement governing the revolving credit facility and Term Loan A-1 requires the Company to comply with certain financial covenants, consisting of a leverage ratio and an interest coverage ratio. As of April 2, 2021, the Company was in compliance with these financial covenants.

During the three and nine months ended April 2, 2021, the Company made voluntary prepayments totaling $150 million and $450 million, respectively, on its Term Loan B-4. In October 2020, the 0.50% convertible senior notes due 2020 were settled in full in accordance with their terms. On April 30, 2021, the Company made an incremental voluntary prepayment of $150 million on its Term Loan B-4.

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

Obligations and Funded Status

The following table presents the unfunded status of the benefit obligations for the Pension Plans:

	April 2, 2021	July 3, 2020
	(in millions)
Benefit obligation at end of period	$366	$366
Fair value of plan assets at end of period	213	215
Unfunded status	$153	$151

The following table presents the unfunded amounts related to the Pension Plans as recognized on the Company’s Condensed Consolidated Balance Sheets:

	April 2, 2021	July 3, 2020
	(in millions)
Current liabilities	$1	$1
Non-current liabilities	152	150
Net amount recognized	$153	$151

Net periodic benefit costs were not material for the three and nine months ended April 2, 2021.

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

The following table presents the notes receivable from, and equity investments in, Flash Ventures as of April 2, 2021 and July 3, 2020:

	April 2, 2021	July 3, 2020
	(in millions)
Notes receivable, Flash Partners	$289	$273
Notes receivable, Flash Alliance	228	301
Notes receivable, Flash Forward	554	670
Investment in Flash Partners	200	203
Investment in Flash Alliance	294	300
Investment in Flash Forward	129	128
Total notes receivable and investments in Flash Ventures	$1,694	$1,875

During the three and nine months ended April 2, 2021 and during the three and nine months ended April 3, 2020, the Company made net payments to Flash Ventures of $1.14 billion and $3.33 billion, and $842 million and $2.36 billion, respectively, for purchased flash-based memory wafers and net loans and investments.

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

As of April 2, 2021 and July 3, 2020, the Company had Accounts payable balances due to Flash Ventures of $397 million and $407 million, respectively.

The Company’s maximum reasonably estimable loss exposure (excluding lost profits) as a result of its involvement with Flash Ventures, based upon the Japanese yen to U.S. dollar exchange rate at April 2, 2021, is presented below. Investments in Flash Ventures are denominated in Japanese yen, and the maximum estimable loss exposure excludes any cumulative translation adjustment due to revaluation from the Japanese yen to the U.S. dollar.

April 2, 2021
(in millions)
Notes receivable	$1,071
Equity investments	623
Operating lease guarantees	1,993
Inventory and prepayments	656
Maximum estimable loss exposure	$4,343

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

In June 2019, an unexpected power outage incident occurred at the flash-based memory manufacturing facilities operated in Yokkaichi, Japan. The power outage incident impacted the facilities and process tools and resulted in damage to flash wafers in production and a reduction in the Company’s flash wafer availability. As a result of this incident, the Company incurred charges of $68 million for the nine months ended April 3, 2020, which were recorded in Cost of revenue and primarily consisted of unabsorbed manufacturing overhead costs. During the nine months ended April 2, 2021, the Company recovered $75 million related to this incident from its insurance carriers, which was recorded in Cost of revenue.

In May 2019, the Company entered into additional agreements with Kioxia to extend Flash Ventures to a new wafer fabrication facility, known as “K1,” located in Kitakami, Japan. The primary purpose of K1 is to provide clean room space to continue the transition of existing flash-based wafer capacity to newer technology nodes. K1 is now fully operational. In connection with the start-up of this facility, the Company agreed to prepay an aggregate of approximately $360 million over a 3-year period beginning in the first half of fiscal year 2020 toward K1 building depreciation, to be credited against future wafer charges. As of April 2, 2021, remaining committed prepayments totaled $108 million.

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

The following table presents the Company’s portion of the remaining guarantee obligations under the Flash Ventures’ lease facilities in both Japanese yen and U.S. dollar-equivalent, based upon the Japanese yen to U.S. dollar exchange rate as of April 2, 2021.

	Lease Amounts
	(Japanese yen, in billions)	(U.S. dollar, in millions)
Total guarantee obligations	¥221	$1,993

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the end of the term of the Flash Ventures lease agreements, in annual installments as of April 2, 2021 in U.S. dollars, based upon the Japanese yen to U.S. dollar exchange rate as of April 2, 2021:

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
	(in millions)
Remaining three months of 2021	$146	$22	$168
2022	531	48	579
2023	419	65	484
2024	260	117	377
2025	96	108	204
Thereafter	45	136	181
Total guarantee obligations	$1,497	$496	$1,993

The Company and Kioxia have agreed to mutually contribute to, and indemnify each other and Flash Ventures for, environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances. The Company has not made any indemnification payments, nor recorded any indemnification receivables, under any such agreements. As of April 2, 2021, no amounts have been accrued in the Condensed Consolidated Financial Statements with respect to these indemnification agreements.

Unis Venture

The Company has a joint venture with Unisplendour Corporation Limited and Unissoft (Wuxi) Group Co. Ltd. (“Unis”), referred to as the “Unis Venture”, to market and sell the Company’s products in China and to develop data storage systems for the Chinese market in the future. The Unis Venture is 49% owned by the Company and 51% owned by Unis. The Company accounts for its investment in the Unis Venture under the equity method of accounting. Revenue on products distributed by the Unis Venture is recognized upon sell through to third-party customers. For both the three and nine months ended April 2, 2021, the Company recognized approximately 3% of its consolidated revenue on products distributed by the Unis Venture. For both the three and nine months ended April 3, 2020, the Company recognized approximately 1% of its consolidated revenue on products distributed by the Unis Venture. The outstanding accounts receivable due from and investment in the Unis Venture were 6% and 4% of Accounts receivable, net as of April 2, 2021 and July 3, 2020, respectively.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.    Leases and Other Commitments

Leases

The Company leases certain domestic and international facilities and data center space under long-term, non-cancelable operating leases that expire at various dates through 2034. These leases include no material variable or contingent lease payments. Operating lease assets and liabilities are recognized based on the present value of the remaining lease payments discounted using the Company’s incremental borrowing rate. Operating lease assets also include prepaid lease payments minus any lease incentives. Extension or termination options present in the Company’s lease agreements are included in determining the right-of-use asset and lease liability when it is reasonably certain the Company will exercise those options. Lease expense is recognized on a straight-line basis over the lease term. The following table summarizes supplemental balance sheet information related to operating leases as of April 2, 2021:

Lease Amounts
Minimum lease payments by fiscal year:	($ in millions)
Remaining three months of 2021	$12
2022	40
2023	33
2024	33
2025	31
Thereafter	147
Total future minimum lease payments	296
Less: Imputed Interest	(50)
Present value of lease liabilities	246
Less: Current portion (included in Accrued expenses)	35
Long-term operating lease liabilities (included in Other liabilities)	$211

Operating lease right-of-use assets (included in Other non-current assets)	$232

Weighted average remaining lease term in years	8.5
Weighted average discount rate	3.8%

The following table summarizes supplemental disclosures of operating cost and cash flow information related to operating leases:

	Three Months Ended		Nine Months Ended
	April 2, 2021	April 3, 2020	April 2, 2021	April 3, 2020
	(in millions)
Cost of operating leases	$12	$12	$37	$42
Cash paid for operating leases	12	12	38	41
Operating lease assets obtained in exchange for operating lease liabilities	1	1	28	51

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase Agreements and Other Commitments

In the normal course of business, the Company enters into purchase orders with suppliers for the purchase of components used to manufacture its products. These purchase orders generally cover forecasted component supplies needed for production during the next quarter, are recorded as a liability upon receipt of the components, and generally may be changed or canceled at any time prior to shipment of the components. The Company also enters into long-term agreements with suppliers that contain fixed future commitments, which are contingent on certain conditions such as performance, quality and technology of the vendor’s components. As of April 2, 2021, the Company had the following minimum long-term commitments:

Long-term commitments
(in millions)
Fiscal year:
Remaining three months of 2021	$106
2022	583
2023	498
2024	314
2025	148
Thereafter	190
Total	$1,839

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

	Three Months Ended		Nine Months Ended
	April 2, 2021	April 3, 2020	April 2, 2021	April 3, 2020
	(in millions)
Options	$—	$1	$—	$5
RSUs and PSUs	73	68	212	204
ESPP	10	9	27	23
Total	$83	$78	$239	$232

	Three Months Ended		Nine Months Ended
	April 2, 2021	April 3, 2020	April 2, 2021	April 3, 2020
	(in millions)
Cost of revenue	$14	$13	$41	$38
Research and development	41	41	120	123
Selling, general and administrative	28	24	78	71
Subtotal	83	78	239	232
Tax benefit	(11)	(9)	(35)	(32)
Total	$72	$69	$204	$200

Windfall tax benefits and tax deficiencies for shortfalls related to the vesting and exercise of stock-based awards, which are recognized as a component of the Company’s Income tax expense, were not material for the periods presented.

Compensation cost related to unvested stock options, RSUs, PSUs, and rights to purchase shares of common stock under the ESPP will generally be amortized on a straight-line basis over the remaining average service period. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of April 2, 2021:

	Unamortized Compensation Costs	Weighted Average Service Period
	(in millions)	(years)
RSUs and PSUs (1)	$586	2.6
ESPP	12	0.4
Total unamortized compensation cost	$598
(1)    Weighted average service period assumes the performance metrics are met for the PSUs.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Activities

Stock Options

The following table summarizes stock option activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Options outstanding at July 3, 2020	2.7	$69.16	2.1	$—
Exercised	(0.4)	44.16		$5
Canceled or expired	(0.7)	75.09
Options outstanding at April 2, 2021	1.6	72.26	1.45	$17
Exercisable at April 2, 2021	1.6	$72.26	1.45	$17

RSUs and PSUs

The following table summarizes RSU and PSU activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value at Vest Date
	(in millions)		(in millions)
RSUs and PSUs outstanding at July 3, 2020	13.3	$60.92
Granted	8.2	38.31
Vested	(4.2)	60.89	$178
Forfeited	(1.2)	57.20
RSUs and PSUs outstanding at April 2, 2021	16.1	49.42

RSUs and PSUs are generally settled in an equal number of shares of the Company’s common stock at the time of vesting of the units.

Stock Repurchase Program

The Company’s Board of Directors has authorized a stock repurchase program for the repurchase of up to $5.0 billion of the Company’s common stock, which authorization is effective through July 25, 2023. The Company did not make any stock repurchases during the nine months ended April 2, 2021 and has not repurchased any shares of its common stock pursuant to its stock repurchase program since the first quarter of fiscal 2019. The remaining amount available to be repurchased under the Company’s current stock repurchase program as of April 2, 2021 was $4.5 billion. Repurchases under the stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Company expects stock repurchases to be funded principally by operating cash flows.

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

On December 27, 2020, the Consolidated Appropriations Act (the “Appropriations Act”) was enacted to fund the federal government through their fiscal year, extend certain expiring tax provisions and provide additional emergency relief to individuals and businesses related to the COVID-19 pandemic in the U.S. The Company at present does not expect any of the provisions of the Appropriations Act to have a material impact on its Consolidated Financial Statements.

On March 11, 2021, the American Rescue Plan Act of 2021 (the “Rescue Act”) was enacted to provide additional emergency relief to individuals and businesses related to the COVID-19 pandemic in the U.S. The Rescue Act includes certain business-related provisions, which the Company at present does not expect to have a material impact on its Consolidated Financial Statements. The Company continues to monitor and evaluate the regulatory and interpretive guidance related to the CARES Act, the Appropriations Act and the Rescue Act, as well as legislation in other jurisdictions.

The following table presents the Company’s Income tax expense and the effective tax rate:

	Three Months Ended		Nine Months Ended
	April 2, 2021	April 3, 2020	April 2, 2021	April 3, 2020
	($ in millions)
Income (loss) before taxes	$249	$46	$331	$(231)
Income tax expense	52	29	132	167
Effective tax rate	21%	63%	40%	(72)%

The primary drivers of the effective tax rate for the three and nine months ended April 2, 2021, which resulted in a difference in the effective tax rate for the nine months ended April 2, 2021 and the U.S. Federal statutory rate of 21%, are the relative mix of earnings and losses by jurisdiction, the deduction for foreign derived intangible income, credits, and tax holidays in Malaysia, the Philippines and Thailand that will expire at various dates during fiscal years 2021 through 2031. In addition, the effective tax rate for the three and nine months ended April 2, 2021 includes discrete effects for increases to unrecognized tax benefits of $35 million as a result of ongoing discussions with various taxing authorities that are offset in part by a release of certain unrecognized tax benefits of $22 million as a result of business realignment activities. The effective tax rate for the nine months ended April 2, 2021 also includes the discrete effects of net tax deficiencies from shortfalls of $11 million related to the vesting of stock-based awards and additional tax expense of $10 million from the re-measurement of deferred tax liabilities due to restructuring activities, which have no impact on the amount of income taxes paid by the Company.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As previously disclosed, the IRS issued statutory notices of deficiency with respect to adjustments relating to transfer pricing with the Company’s foreign subsidiaries and intercompany payable balances for fiscal years 2008 through 2009 and fiscal years 2010 through 2012. The statutory notices of deficiency seek to increase the Company’s U.S. taxable income relating to the disputed items by an amount that would result in additional federal tax totaling approximately $516 million through fiscal year 2009 and totaling approximately $535 million for fiscal years 2010 through 2012, subject to interest and penalties. The Company filed petitions with the U.S. Tax Court with respect to the statutory notices of deficiency for fiscal years 2008 through 2009 and the fiscal years 2010 through 2012. The U.S. Tax Court consolidated the case for fiscal years 2008 through 2009 with the case for fiscal years 2010 through 2012. In May 2020, the IRS filed with the U.S. Tax Court Amendments to Answer to assert penalties totaling $340 million on the proposed adjustments relating to transfer pricing with respect to fiscal years 2008 through 2012. In September 2020 and December 2020, the IRS proposed adjustments relating to transfer pricing with the Company’s foreign subsidiaries and intercompany payable balances for fiscal years 2013 through 2015 that, if sustained, would result in additional federal tax totaling approximately $343 million. In March 2021, the IRS asserted penalties totaling $109 million on the proposed adjustments relating to transfer pricing with respect to fiscal years 2013 through 2015. The Company disagrees with the proposed adjustments relating to transfer pricing and related penalties, and continues to believe that its tax positions are properly supported and will vigorously contest the position taken by the IRS. Also in March 2021, the Company and the IRS tentatively reached a basis for resolving the intercompany payable balances matter for all fiscal years at issue and the impact was not material to the Consolidated Financial Statements.

The Company believes that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. If any issues addressed in the Company’s tax examinations are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of April 2, 2021, it was not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of the Company’s liability for unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of the Company’s tax returns.

As of April 2, 2021, the liability for unrecognized tax benefits (excluding accrued interest and penalties) was approximately $750 million. Accrued interest and penalties related to unrecognized tax benefits as of April 2, 2021 was approximately $133 million. Of these amounts, approximately $743 million could result in potential cash payments. The Company is not able to provide a reasonable estimate of the timing of future tax payments related to these obligations.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.    Net Income (Loss) Per Common Share

The following table presents the computation of basic and diluted income (loss) per common share:

	Three Months Ended		Nine Months Ended
	April 2, 2021	April 3, 2020	April 2, 2021	April 3, 2020
	(in millions, except per share data)
Net income (loss)	$197	$17	$199	$(398)
Weighted average shares outstanding:
Basic	306	299	305	298
Employee stock options, RSUs, PSUs and ESPP	7	4	3	—
Basic and diluted	313	303	308	298
Income (loss) per common share
Basic	$0.64	$0.06	$0.65	$(1.34)
Diluted	$0.63	$0.06	$0.65	$(1.34)
Anti-dilutive potential common shares excluded	1	3	7	15

The Company computes basic income (loss) per common share using Net income (loss) and the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is computed using Net income (loss) and the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include dilutive outstanding employee stock options, RSUs and PSUs, and rights to purchase shares of common stock under the Company’s ESPP. For the nine months ended April 3, 2020, the Company recorded net loss, and all shares subject to outstanding equity awards have been excluded for this period because including them would be anti-dilutive.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.    Employee Termination, Asset Impairment and Other Charges

The Company recorded the following charges related to employee termination benefits, asset impairment, and other charges:

	Three Months Ended		Nine Months Ended
	April 2, 2021	April 3, 2020	April 2, 2021	April 3, 2020
	(in millions)
Employee termination and other charges:
Closure of Foreign Manufacturing Facilities	$—	$1	$—	$5
Business Realignment	2	7	27	37
Total employee termination and other charges	2	8	27	42
Gain on disposition of assets:
Business Realignment	(70)	—	(70)	(17)
Total employee termination, asset impairment, and other charges	$(68)	$8	$(43)	$25

Business Realignment

The Company periodically incurs charges as part of the integration process of recent acquisitions and to realign its operations with anticipated market demand, primarily consisting of organization rationalization designed to streamline its business, reduce its cost structure and focus its resources. The Company may also record credits related to gains upon sale of property in connection with these activities. The Company recognized gains related to the disposition of assets associated with these activities of $70 million in the three and nine months ended April 2, 2021 and $17 million in the nine months ended April 3, 2020.

The following table presents an analysis of the components of these activities against the reserve during the nine months ended April 2, 2021:

	Employee Termination Benefits	Contract Termination and Other	Total
	(in millions)
Accrual balance at July 3, 2020	$13	$—	$13
Charges	24	3	27
Cash payments	(34)	(3)	(37)
Accrual balance at April 2, 2021	$3	$—	$3

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.    Legal Proceedings

Tax

For disclosures regarding statutory notices of deficiency issued by the IRS on June 28, 2018 and December 10, 2018, petitions filed by the Company with the U.S. Tax Court in September 2018 and March 2019, additional penalties asserted by the IRS in March 2021 and a tentative resolution with respect to certain matters, see Note 12, Income Tax Expense.

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

Key Developments

Business Structure

Late in the first quarter of fiscal 2021, we announced a decision to reorganize our business by forming two separate product business units: flash-based products and hard disk drives (“HDD”). The new structure is intended to provide each business unit with focus and responsibility for identifying current and future customer requirements while driving the strategy, roadmap, pricing and overall profitability for their respective product areas. In the second fiscal quarter, to align with the new operating model and business structure, we began making management organizational changes and are implementing new reporting modules and processes to provide discrete information to manage the business. We are evaluating the impact of these changes on our discussion and analysis of our financial condition and results of operations and expect to modify our disclosures to align with this structure when the implementations and assessments are completed, which is expected to be in the first quarter of fiscal 2022.

COVID-19 Pandemic and Operational Update

As a result of the ongoing COVID-19 pandemic, governments and other authorities around the world, including federal, state and local authorities in the United States, have imposed measures intended to reduce its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business limitations and closures (subject to exceptions for essential operations and businesses), quarantines and shelter-in-place orders. Although some of these governmental restrictions have since been lifted or scaled back, periodic surges of COVID-19 infections have resulted in the re-imposition of certain restrictions and may lead to other restrictions being re-implemented in response to efforts to reduce the spread of COVID-19. These measures may remain in place for a significant amount of time, and the effects of ongoing vaccination efforts and the emergence of new strains of the virus remain uncertain. In light of these events, we have taken actions to protect the health and safety of our employees while continuing to serve our global customers as an essential business. We have implemented more thorough sanitation practices as outlined by health organizations and instituted social distancing policies at our locations around the world, including working from home, limiting the number of employees attending meetings, reducing the number of people in our sites at any one time, and suspending employee travel. In addition, the responses to COVID-19 taken by others in the supply chain have impacted our operations. As a result, we incurred charges of approximately $33 million and $94 million during the three and nine months ended April 2, 2021, respectively, primarily related to higher logistics costs, which were recorded in cost of revenue.

As an essential business, we continue to provide products and solutions that enable the proliferation of data and facilitate the sharing of information remotely, which has become more critical as much of the world is interacting from areas of self-isolation. Generally, demand for our products has remained solid during the pandemic. During the nine months ended April 2, 2021, we experienced lower sales in some of our capacity enterprise and Client Devices products as customers absorbed purchases made in recent quarters, but we also experienced increased sales in retail as COVID-19 restrictions eased, more brick and mortar businesses resumed operations. Continued work-from-home, distance learning, and at-home entertainment also supported demand.

Looking forward, we see positive indications of the progression of 5G ramp and the growth of gaming. We are making progress on completing customer qualifications and we expect revenue to increase as we progress through calendar 2021, led by the ramp of our 18-terabyte hard drives, as well as broad-based growth in flash. However, the COVID-19 environment remains dynamic and we cannot predict the duration of the pandemic and how demand may change as it continues to develop.

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

Since its inception, Flash Ventures’ primary manufacturing site has been located in Yokkaichi, Japan, which currently includes five wafer fabrication facilities. Production levels at the Yokkaichi site were temporarily reduced as a result of an unexpected power outage incident that occurred in the Yokkaichi region on June 15, 2019. The power outage incident impacted the facilities and process tools and resulted in damage to flash wafers in production. The incident resulted in a reduction of our flash wafer availability by approximately 4 exabytes. As a result of this power outage incident, we incurred aggregate charges of $68 million recorded in Cost of revenue in the nine months ended April 3, 2020, which primarily consisted of unabsorbed manufacturing overhead costs. During the nine months ended April 2, 2021, we recovered $75 million related to this incident from our insurance carriers, which was recorded in Cost of revenue.

In May 2019, we entered into additional agreements with Kioxia to extend Flash Ventures to a new wafer fabrication facility, known as “K1,” located in Kitakami, Japan. The primary purpose of K1 is to provide clean room space to continue the transition of existing flash-based wafer capacity to newer technology nodes. K1 is now fully operational. In connection with the start-up of this facility, we agreed to prepay an aggregate of approximately $360 million over a 3-year period beginning in the first half of fiscal year 2020 toward K1 building depreciation, to be credited against future wafer charges. As of April 2, 2021, remaining committed prepayments totaled $108 million.

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

Results of Operations

Third Quarter and Nine Month Overview

The following table sets forth, for the periods presented, selected summary information from our Condensed Consolidated Statements of Operations by dollars and percentage of net revenue(1):

	Three Months Ended
	April 2, 2021		April 3, 2020		$ Change	% Change
	($ in millions)
Revenue, net	$4,137	100.0%	$4,175	100.0%	$(38)	(1)%
Cost of revenue	3,046	73.6	3,170	75.9	(124)	(4)
Gross profit	1,091	26.4	1,005	24.1	86	9
Operating Expenses:
Research and development	555	13.4	563	13.5	(8)	(1)
Selling, general and administrative	287	6.9	281	6.7	6	2
Employee termination, asset impairment, and other charges	(68)	(1.6)	8	0.2	(76)	(950)
Total operating expenses	774	18.7	852	20.4	(78)	(9)
Operating income	317	7.7	153	3.7	164	107
Interest and other income (expense):
Interest income	2	—	6	0.1	(4)	(67)
Interest expense	(81)	(2.0)	(99)	(2.4)	18	(18)
Other income (expense), net	11	0.3	(14)	(0.3)	25	(179)
Total interest and other expense, net	(68)	(1.6)	(107)	(2.6)	39	(36)
Income before taxes	249	6.0	46	1.1	203	441
Income tax expense	52	1.3	29	0.7	23	79
Net income	$197	4.8	$17	0.4	180	1,059

(1)    Percentages may not total due to rounding.

	Nine Months Ended
	April 2, 2021		April 3, 2020		$ Change	% Change
	($ in millions)
Revenue, net	$12,002	100.0%	$12,449	100.0%	$(447)	(4)%
Cost of revenue	9,047	75.4	9,751	78.3	(704)	(7)
Gross profit	2,955	24.6	2,698	21.7	257	10
Operating Expenses:
Research and development	1,645	13.7	1,715	13.8	(70)	(4)
Selling, general and administrative	808	6.7	884	7.1	(76)	(9)
Employee termination, asset impairment, and other charges	(43)	(0.4)	25	0.2	(68)	(272)
Total operating expenses	2,410	20.1	2,624	21.1	(214)	(8)
Operating income	545	4.5	74	0.6	471	636
Interest and other income (expense):
Interest income	6	—	26	0.2	(20)	(77)
Interest expense	(246)	(2.0)	(326)	(2.6)	80	(25)
Other income (expense), net	26	0.2	(5)	—	31	(620)
Total interest and other expense, net	(214)	(1.8)	(305)	(2.4)	91	(30)
Income (loss) before taxes	331	2.8	(231)	(1.9)	562	(243)
Income tax expense	132	1.1	167	1.3	(35)	(21)
Net income (loss)	$199	1.7	$(398)	(3.2)	597	(150)

The following table sets forth, for the periods presented, summary information regarding our revenue:

	Three Months Ended		Nine Months Ended
	April 2, 2021	April 3, 2020	April 2, 2021	April 3, 2020
	(in millions)
Revenue by Product
HDD	$1,962	$2,114	$5,715	$6,918
Flash-based	2,175	2,061	6,287	5,531
Total Revenue	$4,137	$4,175	$12,002	$12,449

Revenue by End Market
Client Devices	$2,012	$1,831	$6,089	$5,244
Data Center Devices & Solutions	1,237	1,523	3,173	4,544
Client Solutions	888	821	2,740	2,661
Total Revenue	$4,137	$4,175	$12,002	$12,449

Revenue by Geography
Americas	$1,009	$1,325	$3,033	$3,934
Europe, Middle East and Africa	913	770	2,267	2,360
Asia	2,215	2,080	6,702	6,155
Total Revenue	$4,137	$4,175	$12,002	$12,449

Net Revenue

Comparison of Three Months Ended April 2, 2021 to Three Months Ended April 3, 2020

Net revenue decreased 1% for the three months ended April 2, 2021 compared to the three months ended April 3, 2020, which reflects declines in revenue of approximately 8 percentage points and 2 percentage points related to pricing per gigabyte of flash and HDD, respectively, largely offset by an increase in exabyte volume of flash sold.

Client Devices revenue increased 10% year over year. Higher volumes of flash contributed approximately 17 percentage points of growth. Continued strength in notebook and desktop PC demand, along with new game console ramps, drove solid revenue growth. These increases were slightly offset by lower average pricing per gigabyte on flash products. Client Devices revenue for HDD products were relatively flat.

Data Center Devices and Solutions revenue declined 19% year over year, with approximately 12 percentage points of decline related to volume, primarily in HDD, and 7 percentage points driven by lower pricing per gigabyte in both HDD and flash products. Year-over-year volume was impacted by cloud digestion, which we believe is abating, and China shipment restrictions. However, we experienced growth with our second generation, NVMe enterprise SSD at a cloud titan. In addition, many cloud customers are utilizing NAND flash for their consumer product lines, creating additional end-market opportunities for us as we continue to diversify and balance the end markets served. Qualifications of our energy-assisted hard drives have also been completed with nearly all cloud and enterprise customers, including all cloud titans.

Client Solutions revenue increased 8% year over year with approximately 13 percentage points driven by volume growth. This remains a high performing end market, reflecting our brand recognition, broad product portfolio, and extensive distribution channels which continue to distinguish us from our competitors. This growth was partially offset by lower pricing.

Comparison of Nine Months Ended April 2, 2021 to Nine Months Ended April 3, 2020

Net revenue decreased 4% for the nine months ended April 2, 2021 from the comparable period in the prior year, reflecting an approximate 11 percentage point decline related to pricing per gigabyte for both HDD and flash products, partially offset by higher volumes in flash. Client Devices revenue increased 16% year over year, with approximately 27 percentage points of growth coming from higher volumes of flash, for the same reasons noted above for the quarter. This increase was partially offset by lower average selling prices per gigabyte in both flash and HDD as well as lower volumes of HDD. Revenue for Data Center Devices and Solutions declined 30% year over year, with approximately 26 percentage points attributed to lower volumes, which also reflects the drivers noted above for the quarter, with the remainder primarily attributable to lower pricing. Client Solutions revenue increased 3% year over year, reflecting approximately 9 percentage points of increase from higher volumes with solid retail demand, partially offset by an approximate 6 percentage point decline related to lower pricing.

The changes in net revenue by geography for both the three- and nine-month periods reflect an increase in Asia due to our increased sales of mobility products to manufacturers in the Asia region, and a decrease in the Americas driven by lower sales of capacity enterprise products.

Our top 10 customers accounted for 42% and 40% of our net revenue for the three and nine months ended April 2, 2021, respectively, and 44% for both the three and nine months ended April 3, 2020. For the three and nine months ended April 2, 2021 and April 3, 2020, no single customer accounted for 10% or more of our net revenue.

Consistent with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. For the three and nine months ended April 2, 2021 and April 3, 2020, these programs represented 18% and 19% and 15% and 16%, respectively, of gross revenues, and adjustments to revenue due to changes in accruals for these programs have generally averaged less than 1% of gross revenue year over year. The increase in adjustments year over year reflects the current competitive environment. The amounts attributed to our sales incentive and marketing programs generally vary according to several factors including industry conditions, list pricing strategies, seasonal demand, competitor actions, channel mix and overall availability of products. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue.

Gross Profit and Gross Margin

Gross profit increased by $86 million for the three months ended April 2, 2021 from the comparable period in the prior year, which reflects a $106 million decrease in charges in the current year related to amortization expense on acquired intangible assets, partially offset by lower contribution from lower revenues.

Gross margin increased approximately 2 percentage points for the three months ended April 2, 2021 from the comparable period in the prior year, substantially all of which is attributed to the impacts of the lower charges for amortization of acquired intangible assets.

Gross profit increased by $257 million for the nine months ended April 2, 2021 from the comparable period in the prior year, which reflects the power outage charges of $68 million incurred in the prior year compared to the $75 million partial recovery in the current year and a $173 million decrease in charges in the current year related to amortization expense on acquired intangible assets, partially offset by lower contribution from lower revenues.

Gross margin increased approximately 3 percentage points for the nine months ended April 2, 2021 from the comparable period in the prior year, substantially all of which is attributed to the impacts of the charges related to the power outage incident in the prior year, the insurance recovery in the current year and the lower charges for amortization of acquired intangible assets noted above. Over the near term, we expect flash gross margin to benefit from improved pricing and cost reductions while HDD gross margin is expected to improve as we ramp production on higher capacity drives.

Operating Expenses

Research and development (“R&D”) expense decreased $8 million for the three months ended April 2, 2021 from the comparable period in the prior year. The decrease was driven by lower materials expenses of approximately $20 million and lower travel and entertainment expenses due to the COVID-19 restrictions of approximately $10 million, partially offset by higher variable compensation costs as a result of improved earnings. R&D expense decreased $70 million for the nine months ended April 2, 2021 from the comparable period in the prior year. The decrease was driven by lower materials expenses of approximately $40 million, lower travel and entertainment expenses due to the COVID-19 restrictions of approximately $20 million and lower variable compensation in the first half of the year.

Selling, general and administrative (“SG&A”) expense increased $6 million for the three months ended April 2, 2021 from the comparable period in the prior year. The increase was driven by higher variable compensation costs of approximately $15 million as a result of improved earnings, partially offset by lower travel and entertainment as a result of COVID-19 restrictions and lower consulting and marketing expenses due to event cancellations. SG&A expense decreased $76 million for the nine months ended April 2, 2021 from the comparable period in the prior year. The decline was primarily driven by approximately $40 million from lower travel and entertainment as a result of COVID-19 restrictions, lower consulting and lower marketing expenses due to event cancellations; approximately $15 million from lower variable compensation costs; and approximately $10 million of additional expense in the prior year related to the additional week.

The higher gains recognized in Employee termination, asset impairment and other charges compared to the prior year primarily reflect gains on the disposal of assets associated with our business realignment activities. For information regarding Employee termination, asset impairment and other charges, see Part I, Item 1, Note 14, Employee Termination, Asset Impairment and Other Charges, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Interest and Other Income (Expense)

The decreases in total interest and other expense, net for the three and nine months ended April 2, 2021 reflect lower interest expense resulting from lower index rates and the pay-down of principal on our debt.

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

The following table sets forth income tax information from our Condensed Consolidated Statements of Operations by dollar and effective tax rate:

	Three Months Ended		Nine Months Ended
	April 2, 2021	April 3, 2020	April 2, 2021	April 3, 2020
	($ in millions)
Income (loss) before taxes	$249	$46	$331	$(231)
Income tax expense	52	29	132	167
Effective tax rate	21%	63%	40%	(72)%

The primary drivers of the effective tax rate for the three and nine months ended April 2, 2021, which resulted in a difference in the effective tax rate for the nine months ended April 2, 2021 and the U.S. Federal statutory rate of 21%, are the relative mix of earnings and losses by jurisdiction, the deduction for foreign derived intangible income, credits, and tax holidays in Malaysia, the Philippines and Thailand that will expire at various dates during fiscal years 2021 through 2031. In addition, the effective tax rate for the three and nine months ended April 2, 2021 includes discrete effects for increases to unrecognized tax benefits of $35 million as a result of ongoing discussions with various taxing authorities that are offset in part by a release of certain unrecognized tax benefits of $22 million as a result of business realignment activities. The effective tax rate for the nine months ended April 2, 2021 also includes the discrete effects of net tax deficiencies from shortfalls of $11 million related to the vesting of stock-based awards and additional tax expense of $10 million from the re-measurement of deferred tax liabilities due to restructuring activities, which have no impact on the amount of income taxes paid by us.

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

Liquidity and Capital Resources

The following table summarizes our statements of cash flows:

	Nine Months Ended
	April 2, 2021	April 3, 2020
	(in millions)
Net cash provided by (used in):
Operating activities	$904	$652
Investing activities	(562)	192
Financing activities	(662)	(1,354)
Effect of exchange rate changes on cash	6	(2)
Net decrease in cash and cash equivalents	$(314)	$(512)

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

During fiscal 2021, we expect expenditures for property, plant and equipment for our company plus our portion of the capital expenditures by our Flash Ventures joint venture with Kioxia for its operations to aggregate approximately $2.9 billion. After consideration of the Flash Ventures’ lease financing of its capital expenditures and net operating cash flow, we expect net cash used for our purchases of property, plant and equipment and net activity in notes receivable relating to Flash Ventures to be a cash outflow of approximately $800 million during fiscal 2021. The total expected cash to be used could vary depending on the timing and completion of various capital projects and the availability, timing and terms of related financing.

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

A total of $1.85 billion and $2.14 billion of our Cash and cash equivalents was held outside of the U.S. as of April 2, 2021 and April 3, 2020, respectively. As a result of the change in our permanent reinvestment assertion, there are no material tax consequences that were not previously accrued for on the repatriation of this cash.

Operating Activities

Cash flow from operating activities primarily consists of net income, adjusted for non-cash charges, plus or minus changes in operating assets and liabilities. This represents our principal source of cash. Net cash used for changes in operating assets and liabilities was $393 million for the nine months ended April 2, 2021, as compared to $331 million of net cash used for changes in operating assets and liabilities for the nine months ended April 3, 2020. Changes in our operating assets and liabilities are largely affected by our working capital requirements, which are dependent on the effective management of our cash conversion cycle as well as timing of payments for taxes. Our cash conversion cycle measures how quickly we can convert our products into cash through sales. The cash conversion cycles were as follows:

	Three Months Ended
	April 2, 2021	April 3, 2020
	(in days)
Days sales outstanding	42	43
Days in inventory	110	89
Days payables outstanding	(66)	(63)
Cash conversion cycle	86	69

Changes in days sales outstanding (“DSO”) are generally due to the timing of shipments. Changes in days in inventory (“DIO”) are generally related to the timing of inventory builds. Changes in days payables outstanding (“DPO”) are generally related to production volume and the timing of purchases during the period. From time to time, we negotiate to modify the timing of payments to our vendors to manage our vendor relationships and to manage our cash flows, including our cash balances.

For the three months ended April 2, 2021, DSO decreased by 1 day over the prior year, primarily reflecting the timing of shipments and customer collections. We have seen no significant deterioration in our receivables as a result of COVID-19. DIO increased by 21 days over the prior year, primarily reflecting higher stocking levels of HDD inventory to serve anticipated demand growth and better output from Flash Ventures as production ramped up at the new fabrication site. With supply chains experiencing constraint as a result of COVID-19 and certain key component supply tightness, we are taking actions to ensure that we have the components we need to build products and are stocking higher levels of inventory so that we can ship by ocean and reduce higher cost air freight. DPO increased by 3 days over the prior year, primarily reflecting resumptions of flash production volumes as well as routine variations in the timing of purchases and payments during the period.

Investing Activities

Net cash used in investing activities for the nine months ended April 2, 2021 primarily consisted of $820 million in capital expenditures, partially offset by a $129 million net decrease in notes receivable issuances to Flash Ventures and proceeds of $121 million from the disposal of property, plant and equipment, primarily related to our business realignment activities. Net cash provided by investing activities for the nine months ended April 3, 2020 primarily consisted of a $627 million net decrease in notes receivable issuances to Flash Ventures to fund its capital expansion, partially offset by $432 million of capital expenditures.

Our cash equivalents are primarily invested in money market funds that invest in U.S. Treasury securities and U.S. Government agency securities. In addition, from time to time, we invest directly in U.S. Treasury securities, U.S. and international government agency securities, certificates of deposit, asset backed securities and corporate and municipal notes and bonds.

Financing Activities

During the nine months ended April 2, 2021, net cash used in financing activities primarily consisted of $673 million for repayment of debt, which included $450 million in voluntary prepayments on our Term Loan B-4. Net cash used in financing activities for the nine months ended April 3, 2020 primarily consisted of $919 million for the repayment of our debt and $445 million to pay dividends on our common stock. On April 30, 2021, we made an incremental voluntary prepayment of $150 million on our Term Loan B-4.

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

Short- and Long-term Liquidity

Contractual Obligations and Commitments

The following is a summary of our known contractual cash obligations and commercial commitments as of April 2, 2021:

	Total	Remaining three months of 2021	2022-2023	2024-2025	Beyond 2025
	(in millions)
Long-term debt, including current portion(1)	$9,037	$63	$5,574	$1,100	$2,300
Interest on debt	882	38	500	235	109
Flash Ventures related commitments(2)	5,602	1,041	2,989	1,340	232
Operating leases	296	12	73	64	147
Purchase obligations and other commitments	4,277	1,975	1,566	545	191
Mandatory Deemed Repatriation Tax	925	—	210	417	298
Total	$21,019	$3,129	$10,912	$3,701	$3,277

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

Debt

In addition to our existing debt, we have $2.25 billion available for borrowing under our revolving credit facility, subject to customary conditions under the credit agreement. Additional information regarding our indebtedness, including information about availability under our revolving credit facility and the principal repayment terms, interest rates, covenants and other key terms of our outstanding indebtedness, is included in Part I, Item 1, Note 7, Debt, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and in Part II, Item 8, Note 6, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 3, 2020. The credit agreement governing our revolving credit facility and Term Loan A-1 requires us to comply with certain financial covenants, consisting of a leverage ratio and an interest coverage ratio. As of April 2, 2021, we were in compliance with these financial covenants.

Flash Ventures

Flash Ventures sells to and leases back from a consortium of financial institutions a portion of its tools and has entered into equipment lease agreements of which we guarantee half or all of the outstanding obligations under each lease agreement. The leases are subject to customary covenants and cancellation events that relate to Flash Ventures and each of the guarantors. The occurrence of a cancellation event could result in an acceleration of the lease obligations and a call on our guarantees. As of April 2, 2021, we were in compliance with all covenants under these Japanese lease facilities. See Part I, Item 1, Note 9, Related Parties and Related Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding Flash Ventures.

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

April 2, 2021
2022	$106
2023	104
2024	179
2025	238
2026	298
Total	$925

For additional information regarding our estimate of the total tax liability for the mandatory deemed repatriation tax, see Part II, Item 8, Note 13, Income Tax Expense, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 28, 2019.

Unrecognized Tax Benefits

As of April 2, 2021, the liability for unrecognized tax benefits (excluding accrued interest and penalties) was approximately $750 million. Accrued interest and penalties related to unrecognized tax benefits as of April 2, 2021 was approximately $133 million. Of these amounts, approximately $743 million could result in potential cash payments. We are not able to provide a reasonable estimate of the timing of future tax payments related to these obligations.

Interest Rate Swap

We have generally held a balance of fixed and variable rate debt. At April 2, 2021, we had $5.64 billion of variable rate debt, comprising 62% of the par value of our debt. To balance the portfolio and moderate our exposure to fluctuations in interest rates underlying our variable debt, we entered into pay-fixed interest rate swaps on $2.00 billion notional amount, which effectively converts a portion of our term loan to fixed rates through February 2023. After giving effect to the $2.00 billion of interest rate swaps, we effectively had $3.64 billion of Long-term debt subject to variations in interest rates and a one percent increase in the variable rate of interest would increase annual interest expense by $36 million.

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

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program for the repurchase of up to $5.0 billion of our common stock, which authorization is effective through July 25, 2023. We did not make any stock repurchases during the nine months ended April 2, 2021 and have not repurchased any shares of our common stock pursuant to our stock repurchase program since the first quarter of fiscal 2019. Although we will reevaluate the repurchasing of our common stock when appropriate, there can be no assurance if, when or at what level we may resume such activity. The remaining amount available to be repurchased under our current stock repurchase program as of April 2, 2021 was $4.5 billion. Repurchases under the stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risk during the nine months ended April 2, 2021. For a discussion of our exposure to market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended July 3, 2020.

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

In the third quarter of fiscal 2021, we substantially completed the initial implementation of our enterprise resource planning system on a worldwide basis. These system changes resulted in the modification of certain processes and controls, but no changes materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Going forward, we expect to make routine enhancements and modifications in the normal course of business. In addition, as noted previously, we are implementing new reporting modules and processes to provide more discrete information to support our new organizational structure. As we implement these enhancements and modifications in future periods, we will continue to assess the impact on our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 12, Income Tax Expense, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for disclosures regarding statutory notices of deficiency issued by they IRS on June 28, 2018 and December 10, 2018, petitions filed by the Company with the U.S. Tax Court in September 2018 and March 2019, additional penalties asserted by the IRS in March 2021 and a tentative resolution with respect to certain matters.

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

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 8, 2006)
3.2	Amended and Restated By-Laws of Western Digital Corporation, as amended effective as of February 10, 2021 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on February 12, 2021)
10.1	Western Digital Corporation Executive Short-Term Incentive Plan, dated February 9, 2021†*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

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
Dated: May 6, 2021