Form 10-K
period 2021-07-02
WESTERN DIGITAL CORP
filed 2021-08-27
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 2, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on December 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $13.5 billion, based on the closing sale price as reported on the Nasdaq Global Select Market.
There were 308,748,049 shares of common stock, par value $0.01 per share, outstanding as of the close of business on August 18, 2021.

Documents Incorporated by Reference
Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2021 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the 2021 fiscal year. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Forward-looking statements may include statements regarding our market position and portfolio synergies; consumer trends and market conditions. Examples of forward-looking statements include, but are not limited to, statements concerning:

•consumer trends and market conditions, market opportunities and our market position;
•expectations regarding the effects of the COVID-19 pandemic and measures intended to reduce its spread;
•expectations regarding our Flash Ventures joint venture with Kioxia Corporation (“Kioxia”), the flash industry and our flash wafer output plans;
•product synergies and our product plans and business strategies;
•expectations regarding pricing trends and conditions for our products;
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

These forward-looking statements are based on management’s current expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. You are urged to carefully review the disclosures we make concerning risks and other factors that may affect our business and operating results, including those made in Part I, Item 1A of this Annual Report on Form 10-K, and any of those made in our other reports filed with the Securities and Exchange Commission. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. We do not intend, and undertake no obligation, to publish revised forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

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

Founded in 1970 in Santa Ana, California, Western Digital is now a Standard & Poor’s 500 (“S&P 500”) company headquartered in San Jose, California. We have one of the technology industry’s most valuable patent portfolios with approximately 13,700 active patents worldwide. We have a rich heritage of innovation and operational excellence, a wide range of intellectual property (“IP”) assets and broad research and development (“R&D”) capabilities. The unabated growth in amount, value, and use of data continues, creating a global need for a larger, faster and more capable storage infrastructure.

We are a customer-focused organization that has developed deep relationships with industry leaders to continue to deliver innovative solutions to help users capture, store and transform data across a boundless range of applications. Wherever data needs to be stored and accessed - from consumer devices such as cameras, drones and virtual reality headsets, to the most complex data centers - Western Digital is there. We enable cloud, Internet, and social media infrastructure players to build more powerful, cost effective and efficient data centers. We help original equipment manufacturers (“OEM”) address storage opportunities and solutions to capture and transform data in myriad devices and edge technologies. We have also built strong consumer brands with tools to manage fast-accumulating libraries of personal content.

To increase focus, drive innovation and improve execution, we have recently structured our operations with dedicated leadership of our two broad categories of technology: hard disk drives (“HDD”), which are based on rotating magnetic technology, and flash-based memory (“flash”), which is a semiconductor technology. We continue to transform ourselves to address the growth in data by providing what we believe to be the broadest range of storage technologies in the industry with a comprehensive product portfolio and global reach.

Industry

We operate in the data storage industry. The ability to access, store and share data from anywhere on any device is increasingly important to our customers. From the intelligent edge to the cloud, data storage is a fundamental component underpinning the global technology architecture. Our strengths in innovation and cost leadership, expansive product portfolio and broad routes to market provide a foundation upon which we are solidifying our position as an essential building block of the digital economy. There’s tremendous market opportunity flowing from the rapid global adoption of the technology architecture built with cloud infrastructure tied to intelligent endpoints all connected by high performance networks. The value and urgency of data storage at every point across this architecture has never been more clear.

The growth in computing complexity, cloud computing applications, connected mobile devices and Internet connected products, and edge devices is driving unabated growth in the volume of digital content to be stored and used. This growth has led to a creation of new form factors for data storage. The storage industry is increasingly utilizing tiered architectures with HDDs, solid state drives (“SSDs”) and other non-volatile memory-based storage to address an expanding set of uses and applications. We believe our expertise and innovation across both HDD and flash technologies enable us to bring powerful solutions to a broader range of applications. We continuously monitor the full array of storage technologies, including reviewing these technologies with our customers, to ensure we are appropriately resourced to meet our customers’ storage needs.

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

Business Strategy

Our overall strategy is to leverage our innovation, technology and execution capabilities to be an industry-leading and broad-based developer, manufacturer and provider of storage devices and solutions that support the infrastructure that has enabled the unabated proliferation of data. We believe we are the only company in the world with large-scale capabilities to develop and manufacture a portfolio of integrated data storage solutions that are based on both HDD and flash memory technologies. We strive to successfully execute our strategy through the following foundational elements in order to deliver the best outcome for our customers, partners, investors and employees:

•Innovation and Cost Leadership: We continue to innovate and develop advanced technologies across platforms for both HDD and flash to deliver timely new products and solutions to meet growing demands for scale, performance and cost efficiency in the market.

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

Our strategy provides the following benefits, which distinguish us in the dynamic and competitive data storage industry:

•a broad product portfolio that differentiates us as a leading developer and manufacturer of integrated products and solutions based on both HDD and flash, making us a more strategic supply partner to our large-scale customers who have storage needs across the data infrastructure ecosystem;

•efficient and flexible manufacturing capabilities, allowing us to leverage our HDD and flash R&D and capital expenditures to deliver innovative and cost-effective storage solutions to multiple markets; and

•deep relationships with industry leaders across the data ecosystems that give us the broadest routes to market.

Our Data Solutions

We offer a broad line of data solutions to various end markets to meet the evolving storage needs of our customers.

Client Devices. We provide numerous data solutions that we incorporate into our client’s devices, which consist of HDD and SSD desktop and notebook PCs, smart video systems, gaming consoles and set top boxes, as well as flash-based embedded storage products for mobile phones, tablets, notebook PCs and other portable and wearable devices, automotive applications, Internet of Things, industrial and connected home applications. Our HDDs and SSDs are designed for use in devices requiring high performance, reliability and capacity with various attributes such as low cost per gigabyte (“GB”), quiet acoustics, low power consumption and protection against shocks.

Data Center Devices & Solutions. We provide an array of high-capacity enterprise HDDs and high-performance enterprise SSDs, and platforms. Our capacity enterprise helium hard drives provide high capacity storage needs and low total cost of ownership per GB for the growing cloud data center market. These drives are primarily for use in data storage systems, in tiered storage models and where data must be stored reliably for years. Our high-performance enterprise class SSDs include high-performance flash-based SSDs and software solutions that are optimized for performance applications providing a range of capacity and performance levels primarily for use in enterprise servers and supporting high volume on-line transactions, data analysis and other enterprise applications. We also provide higher value data storage platforms to the market.

Client Solutions. We provide consumers with a portfolio of HDDs and SSDs embedded into external storage products and removable flash-based products, which include cards, universal serial bus (“USB”) flash drives and wireless drives, through our retail and channel routes to market. Our external HDD storage products in both mobile and desktop form factors provide affordable, high quality, reliable storage for backup and capacity expansion that are designed to keep digital content secure. We offer client portable SSDs with a range of capacities and performance characteristics to address a broad spectrum of the client storage market. Our removable cards are designed primarily for use in consumer devices, such as mobile phones, tablets, imaging systems, cameras and smart video systems. Our USB flash drives are used in the computing and consumer markets and are designed for high-performance and reliability. Our wireless drive products allow in-field back up of created content, as well as wireless streaming of high-definition movies, photos, music and documents to tablets, smartphones and PCs.

Technology

Hard Disk Drives. HDDs provide non-volatile data storage by recording magnetic information on a rotating disk. We have led the industry in innovation to drive increased areal density and high performance attributes. Our improvements in HDD capacity, which lower product costs over time, have been enabled largely through advancements in magnetic recording head and media technologies. We develop and manufacture substantially all of the recording heads and magnetic media used in our HDD products. The recording heads act as the “to brain” of the HDD and require semiconductor production equipment and technology to produce them. We invest considerable resources in R&D, manufacturing infrastructure and capital equipment for recording head and media technology, as well as other aspects of the magnetic recording system such as HDD mechanics, controller and firmware technology, in order to secure our competitive position and cost structure.

Flash Technologies. Flash based storage products provide non-volatile data storage based on flash technology. We develop and manufacture solid state storage products for a variety of applications including enterprise or cloud storage, client storage, automotive, mobile devices and removable memory devices.

We devote significant research and development resources to the development of highly reliable, high-performance, cost-effective flash-based technology. Over time, we have successfully developed and commercialized successive generations of 3-dimensional flash technology with increased numbers of storage bits per cell in an increasingly smaller form factor, further driving cost reductions. We began shipping our 5th generation 112-layer BiCS5 products in 2020 and continue to pursue development of increased-capacity, lower-cost devices.

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

We have approximately 13,700 active patents worldwide and have many patent applications in process. We continually seek additional United States (“U.S.”) and international patents on our technology. We believe that, although our active patents and patent applications have considerable value, the successful manufacturing and marketing of our products also depends upon the technical and managerial competence of our staff. Accordingly, the patents held and applied for cannot alone ensure our future success.

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

HDD and flash-based product manufacturing are complex processes involving the production and assembly of precision components with narrow tolerances and rigorous testing. The manufacturing processes involve a number of steps that are dependent on each other and occur in “clean room” environments that demand skill in process engineering and efficient space utilization to control the operating costs of these manufacturing environments. We continually evaluate our manufacturing processes in an effort to increase productivity, sustain and improve quality and decrease manufacturing costs. We continually evaluate which steps in the manufacturing process would benefit from automation and how automated manufacturing processes can improve productivity and reduce manufacturing costs. We also leverage contract manufacturers when strategically advantageous.

Our vertically integrated, in-house assembly and test operations for our HDD products are concentrated in Prachinburi and Bang Pa-In, Thailand, Penang, Johor Bahru, and Sarawak, Malaysia, Laguna, Philippines, Shenzhen, China, San Jose and Fremont, CA, USA.

Ventures with Kioxia

Substantially all of our flash-based supply requirements for our flash-based products is obtained from our ventures with Kioxia, which provide us with leading-edge, high-quality and low-cost flash memory wafers. While substantially all of our flash memory supply utilized for our products is purchased from these ventures, from time-to-time, we also purchase flash memory from other flash manufacturers. While we do not unilaterally control the operations of our ventures with Kioxia, we believe that our business venture relationship with Kioxia helps us reduce product costs, increases our ability to control the quality of our products and speeds delivery of our products to our customers. Our business ventures with Kioxia are located primarily in Yokkaichi, Japan, and our in-house assembly and test operations located in Shanghai, China and Penang, Malaysia.

We and Kioxia currently operate three business ventures in 300-millimeter flash-based manufacturing facilities in Japan, which provide us leading-edge, cost-competitive flash-based memory wafers for our end products. Through Flash Partners Ltd., Flash Alliance Ltd., and Flash Forward Ltd., which we collectively refer to as Flash Ventures, we and Kioxia collaborate in the development and manufacture of flash-based memory wafers using semiconductor manufacturing equipment owned or leased by each of the Flash Venture entities. We hold a 49.9% ownership position in each of the Flash Venture entities. Each Flash Venture entity purchases wafers from Kioxia at cost and then resells those wafers to us and Kioxia at cost plus a small mark-up. We are obligated to take our share of the output from these ventures or pay for variable costs incurred in producing our share of Flash Ventures’ flash-based memory wafer supply, based on our three-month forecast, which generally equals 50% of Flash Ventures’ output. In addition, we are obligated to pay for half of Flash Ventures’ fixed costs regardless of the output we choose to purchase. We are also obligated to fund 49.9% to 50% of each Flash Ventures entity’s capital investments to the extent that the Flash Ventures entity’s operating cash flow is insufficient to fund these investments. We co-develop flash technologies (including process technology and memory design) with Kioxia and contribute IP for Flash Ventures’ use.

The agreements governing the operations of the Flash Venture entities also set out a framework for any investment by the joint venture partners in flash manufacturing capacity. Since its inception, Flash Ventures’ primary manufacturing site has been located in Yokkaichi, Japan. The Yokkaichi site, which is owned and operated by Kioxia, currently includes five wafer fabrication facilities. We have jointly invested, and intend to continue to jointly invest, with Kioxia in manufacturing equipment for the Yokkaichi fabrication facilities. We also entered into additional agreements to extend Flash Ventures to a wafer fabrication facility known as “K1”. Located in Kitakami, Japan, K1 is operated by Kioxia Iwate Corporation, a wholly owned subsidiary of Kioxia. The primary purpose of K1 is to provide clean room space to continue the transition of existing flash-based wafer capacity to newer technology nodes. In October 2020, Kioxia announced the start of construction of the shell for a new fabrication facility in Yokkaichi, Japan, referred to as “Y7”. We expect to continue Flash Ventures investments into Y7 in due course, following the completion of agreements with Kioxia governing the construction and operation of the new facility and according to prevailing market trends.

For a discussion of risks associated with our business ventures with Kioxia, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K.

Materials and Supplies

HDD consists primarily of recording heads, magnetic media, controllers and firmware, and a printed circuit board assembly. We design and manufacture substantially all of the recording heads and magnetic media required for our products. As a result, we are more dependent upon our own development and execution efforts for these components and less reliant on recording head and magnetic media technologies developed by other manufacturers. We depend on an external supply base for all remaining components and materials for use in our HDD product design, manufacturing, and testing. We believe the use of our in-house manufacturing, assembly and test facilities provides the controls necessary to provide the demanding capabilities, performance and reliability our customers require.

Our flash-based products consist of flash memory, controllers and firmware and other components. Substantially all of our flash-based memory is supplied by our business ventures with Kioxia. Controllers are primarily designed in-house and manufactured by third-party foundries or acquired from third-party suppliers. We believe the use of our in-house assembly and test facilities, as well as contract manufacturers, provides flexibility and gives us access to increased production capacity. We have developed deep relationships with these vendors and Kioxia to establish continuous supply of flash-based memory and controllers.

We generally retain multiple suppliers for our component requirements but, for business or technology reasons, we source some of our components from a limited number of sole or single source providers. For a discussion of associated risks, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K.

Sales and Distribution

We maintain sales offices in selected parts of the world including the major geographies of the Americas, Asia Pacific, Europe and the Middle East. Our international sales, which include sales to foreign subsidiaries of U.S. companies but do not include sales to U.S. subsidiaries of foreign companies, represented 78%, 72% and 78% of our net revenue for 2021, 2020 and 2019, respectively. Sales to international customers are subject to certain risks not normally encountered in domestic operations, including exposure to tariffs and various trade regulations. For a discussion of associated risks, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K.

We perform our marketing and advertising functions internally and through outside firms utilizing both consumer media and trade publications targeting various reseller and end-user markets. We also maintain customer relationships through direct communication and by providing information and support through our website. In accordance with standard storage industry practice, we provide distributors and retailers with limited price protection and programs under which we reimburse certain marketing expenditures. We also provide distributors, resellers and OEMs with other sales incentive programs. While these groups of customers make up our end markets, some of these customers cross into multiple groups. We define these customers as follows:

Original Equipment Manufacturers. OEMs purchase our products either directly or through a contract manufacturer such as an original design manufacturer (“ODM”) and assemble them into the devices they build and market under their own brands. This category extends beyond traditional IT manufacturers and includes manufacturers that incorporate data and storage into their own products across a spectrum of applications, including gaming and personal devices, automotive, industrial and connected home applications. OEMs typically seek to qualify two or more providers for each generation of products and generally will purchase products from those vendors for the life of that product. Many of our OEM customers utilize just-in-time inventory management processes. As a result, for certain OEMs, we maintain a base stock of finished goods inventory in facilities located near or adjacent to the OEM’s operations. In addition, we sell flash storage solutions directly to customers that offer our products under their own brand name in the retail market, which we also classify as OEMs.

Cloud. A large and growing customer base are those who integrate our storage solutions to provide services to other companies and end users primarily through the cloud. This customer base includes hyper-scale users that utilize our storage solutions to provide cloud-based services and infrastructure including IT services, social media, gaming, streaming media, advertising, cryptocurrency, research and other services to an ever-increasing market. This group of customers purchase either directly, through an integrator, an ODM, an OEM or a combination of channels.

Distributors. We use a broad group of distributors to sell our products to non-direct customers such as small computer and consumer electronics manufacturers, dealers, value-added resellers, systems integrators, and other resellers. Distributors generally enter into non-exclusive agreements with us for the purchase and redistribution of our products in specific territories.

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

For each of 2021, 2020 and 2019, no single customer accounted for 10% or more of our net revenue.

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

Service and Warranty

We generally warrant our newly manufactured products against defects in materials and workmanship from one to five years from the date of sale depending on the type of product, with a small number of products having a warranty ranging up to ten years or more. Our warranty obligation is generally limited to repair or replacement. We have engaged third parties in various countries in multiple regions to provide various levels of testing, processing, or recertification of returned products for our customers. For additional information regarding our service and warranty policy, see Part II, Item 8, Note 1, Organization and Basis of Presentation, and Note 4, Supplemental Financial Statement Data, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Human Capital Management

Our approximately 65,600 employees worldwide are our most valuable resource. We believe we can achieve the best business outcomes by empowering our diverse and talented employees to make an impact together. We are committed to an inclusive environment where every individual can thrive and contribute to our technology leadership across our broad product portfolio and operational excellence to deliver value for our customers. The Compensation and Talent Committee of our Board of Directors is responsible for providing Board-level oversight and reviews our human capital management programs and initiatives, focusing on our culture, talent development, retention and equity, inclusion and diversity. Our global workforce is based in the following geographic regions:

Region	Primary Functions	Approximate # of Employees
Asia Pacific	Manufacturing, engineering	54,200
The Americas	Engineering, manufacturing, R&D, shared services, sales and marketing	8,000
Europe, the Middle East, Africa, Israel and India	Sales, marketing, R&D and engineering	3,400

Equity, Inclusion and Diversity. Our commitment to equity, inclusion and diversity starts at the top, where half of the members of our highly skilled and diverse Board of Directors are women. In fiscal year 2021, women represented 25.7% of our management positions and 22.2% of our technical staff. Additionally, members of racially or ethnically diverse groups, such as Asian, Black/African American or Hispanic/Latinx, represented 57.6% of our U.S. management positions. For additional detail about our workforce in fiscal 2021, including data about employee hiring, turnover, and demographics, we encourage you to review our upcoming 2021 Sustainability Report. Our 2020 Sustainability Report and 2021 ESG Data Download are currently available on our corporate website. Nothing on our website, including our Sustainability Reports, ESG Data Downloads or sections thereof, shall be deemed incorporated by reference into this Annual Report on Form 10-K.

We are striving to increase representation of women and members of underrepresented communities in our global workforce and particularly in leadership and technical roles.

As part of our diversity efforts, we have delivered unconscious bias training to hundreds of leaders, equipping them to lead inclusively and identify unconscious bias. We also rolled out a required employee self-directed unconscious bias training in the U.S. and are planning to roll out the training globally.

Compensation and Benefits. We provide our employees competitive compensation consisting of base salary, cash short-term incentives and equity-based long-term incentives for certain employees. We also offer a competitive benefit package that includes sick time and paid time off. We believe people should be paid for what they do and how they do it, regardless of their gender, race, or other personal characteristics. To fulfill that commitment, we benchmark pay using technology market data, set pay ranges based on market data and consider factors such as an employee’s role and experience, the location of their job, and their performance. We regularly review our compensation practices, both in terms of our overall workforce and individual employees, to ensure our pay is fair and equitable. We also monitor the competitiveness of our compensation and benefits to ensure that we remain an employer of choice in light of intense global competition for talent in the technology sector.

To further ensure consistent and fair pay practices, we have conducted pay equity reviews of our U.S. employees since 2017, using a reputable third-party expert. If our review identifies any unexplainable pay gaps, we take action to remedy them. In fiscal year 2021, we expanded our annual pay review to include two international sites, and in fiscal year 2022, we will further expand to ensure we have a comprehensive global review. We plan to publish more information about our fiscal year 2021 U.S. pay equity analysis in our forthcoming 2021 Sustainability Report, which we will publish on our corporate website.

Talent Attraction and Development. We have targeted recruitment strategies and innovative development and advancement programs to meet our objective to attract, retain and develop a diverse and talented workforce. Our management team is committed to diverse interview panels and diverse candidate slates for open positions at the director-level and above. We have relationships with diversity-focused student organizations and programs at our target universities for recruitment and are exploring new relationships with colleges that graduate significant percentages of underrepresented students. We implemented a global, multi-week program to develop leadership capabilities in high-potential women to accelerate their advancement. We also sponsor and participate in various conferences and summits focused on developing our pipeline of underrepresented talent. Our Business Resource Group community includes seven active groups, each with an executive sponsor, and supports our diverse workforce, including our female, Black, Hispanic/Latinx and LGBTQ employees, as well as Veterans and future leaders.

Turnover rates indicate the health of our workforce culture, and we monitor these metrics carefully in support of our business strategy and execution. We are proud that our worldwide voluntary turnover rate in fiscal year 2021 was 9.2%, which was below the industry average of 13.8%.

Employee Engagement and Culture. In fiscal year 2021, we implemented a continuous employee listening platform to collect feedback to better understand and improve the employee experience and identify opportunities to strengthen employee engagement. Our inaugural survey had a 92% employee participation rate and identified key strengths including that employees felt that their work was meaningful, that they felt a sense of belonging at the company and that they were excited about our future.

To promote our 11 global culture attributes, including inclusion and integrity, we designated approximately 100 culture advocates representing our employees around the world and 20 culture champions selected by members of our executive leadership team to represent our culture attributes at the leadership level. With the support of our culture advocates and champions, our business leaders and employees have been embracing the attributes and bringing them to life.

In 2021, we were named one of the World’s Most Ethical Companies by Ethisphere Institute, our third year in a row achieving that distinction, which reflects our culture of ethics. Our Global Code of Conduct is a unifying guide anchored in our core values and our ethical and legal obligations. It is available to our workforce in 11 languages. We also provide comprehensive annual training on key compliance topics and our Global Code of Conduct to our worldwide workforce, from our factory employees to our executive leadership team.

Health, Safety and Wellness. The physical health, financial well-being, life balance and mental health of our employees are vital to our success. We sponsor global wellness programs designed to enhance physical, financial, and mental well-being for all our employees around the world. We offer locally appropriate medical, retirement, disability and life insurance benefits. We provide 12 weeks of paid time off for all new parents in the U.S. We offer an employee assistance program to our employees in several countries, which provides confidential counseling for support with a wide range of personal issues and concerns at no cost. We are expanding this program to cover all employees globally in fiscal year 2022. Throughout the year, we encourage healthy behaviors through regular communications, podcasts, educational sessions, wellness challenges, and other incentives.

Our manufacturing facilities continue to present our most significant health and safety risks, due to higher potential for exposure to chemicals, infectious diseases, hazardous substances and machinery-related hazards. Managing and reducing risks at these facilities remains a focus, and a specific health and safety assessment is performed at each of our sites. We also use an integrated management system to manage health and safety standards.

In response to the COVID-19 pandemic, we quickly implemented robust safety measures, including adoption of personal protective equipment for our workforce, enhanced sanitation and social distancing practices, work from home policies, contact tracing and temperature screening at our sites. As the number of COVID-19 cases decline and vaccination rates have increased, we have been welcoming employees who transitioned to working from home during the pandemic back to the office, based on an evaluation of local conditions and regulations. We have provided our workforce with locally relevant information about the pandemic, including how employees can get vaccinated, and we continue to follow guidance from governmental authorities and health officials everywhere we operate. In locations where vaccines are not readily available, we have organized vaccine drives for our employees and their dependents.

Government Regulation

Our worldwide business activities are subject to various laws, rules, and regulations of the United States as well as of foreign governments. Compliance with these laws, rules, and regulations has not had a material effect upon our capital expenditures, results of operations, or competitive position. Nevertheless, compliance with existing or future governmental regulations, including, but not limited to, those pertaining to global trade, the environment, consumer and data protection, employee health and safety, and taxes, could have a material impact on our business in subsequent periods. Refer to “Item 1A. Risk Factors” for a discussion of these potential impacts.

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

•We work to minimize our impacts on the environment through emissions reduction targets and other initiatives and to evaluate and enhance our climate resiliency.

•We innovate to reduce the energy used by our products, the energy used to manufacture them, and the amount of new materials required to manufacture them.

•We continue to proactively protect the health and safety of our employees through a phased return-to-site plan based on local guidance and global best practices, by encouraging employees to get vaccinated, including through vaccine drives in India, Thailand, Malaysia and the Philippines and by providing paid leave for employees impacted by COVID-19.

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

Item 1A.    Risk Factors

Our business can be affected by a number of risks and uncertainties, which could cause material harm to our actual operating results and financial condition. The risks discussed below are not the only ones facing our business, but represent risks that we believe are material to us. Additional risks not presently known to us or that we currently deem immaterial may also negatively affect our business.

OPERATIONAL RISKS

The COVID-19 pandemic could negatively affect our business.

The COVID-19 pandemic has impacted and will continue to impact our workforce and operations, and those of our strategic partners, customers, suppliers and logistics providers. These impacts have included and may continue to include under-absorbed overhead, increased logistics and other costs, decreased demand for our products and manufacturing challenges. While our manufacturing facilities and those used by Flash Ventures are all currently operational, this is subject to change based on evolving conditions related to the pandemic.

The effects of the pandemic are uncertain and difficult to predict, but may include:

•Further disruptions to our supply chain, our operations or those of our strategic partners, customers or suppliers caused by employees or others contracting COVID-19, or governmental orders to contain the spread of COVID-19 such as travel restrictions, quarantines, shelter in place orders, trade controls and business shut-downs;

•A global economic downturn or a recession causing a decrease or shift in short- or long-term demand for our products, resulting in industry oversupply and decreases of average selling prices (“ASPs”);

•Deterioration of worldwide credit markets that may limit our ability or increase our cost to obtain external financing to fund our operations and capital expenditures and result in a higher rate of losses on our accounts receivables due to customer credit defaults;

•Extreme volatility in financial markets which may harm our ability to access the financial markets on acceptable terms;

•Increased data security and technology risk as many employees continue to work from home, including possible outages to systems and technologies critical to remote work and increased data privacy risk with cybercriminals attempting to take advantage of the disruption; and

•Reduced productivity or other disruptions of our operations if essential workers in our factories or those returning to our worksites are exposed to or spread COVID-19 to other employees.

The degree to which the pandemic ultimately impacts our business will depend on future developments beyond our control which are highly uncertain and cannot be predicted at this time, including the severity and duration of the pandemic, the extent of actions to contain or treat COVID-19, the timing, distribution, efficacy and public acceptance of vaccines around the world, any possible resurgence of COVID-19, including the emergence of more contagious or vaccine-resistant variants and how quickly and to what extent normal economic and operating activity can resume.

Adverse global or regional conditions could harm our business.

A large portion of our revenue is derived from our international operations, and many of our products and components are produced overseas. As a result, our business depends significantly on global and regional conditions. Adverse changes in global or regional economic conditions, including, but not limited to, volatility in the financial markets, tighter credit, slower growth in certain geographic regions, political uncertainty, other macroeconomic factors, changes to social conditions and regulations, could significantly harm demand for our products, increase credit and collectability risks, result in revenue reductions, reduce profitability as a result of underutilization of our assets, cause us to change our business practices, increase manufacturing and operating costs or result in impairment charges or other expenses.

Our revenue growth is significantly dependent on the growth of international markets, and we may face challenges in international sales markets. We are subject to risks associated with our global manufacturing operations and global sales efforts, as well as risks associated with our utilization of contract manufacturers, including:

•obtaining governmental approvals and compliance with evolving foreign regulations;

•the need to comply with regulations on international business, including the Foreign Corrupt Practices Act, the United Kingdom Bribery Act 2010, the anti-bribery laws of other countries and rules regarding conflict minerals;

•copyright levies or similar fees or taxes imposed in European and other countries;

•exchange, currency and tax controls and reallocations;

•weaker protection of IP rights;

•trade restrictions, such as export controls, export bans, import restrictions, embargoes, sanctions, license and certification requirements (including semiconductor, encryption and other technology), tariffs and complex customs regulations; and

•difficulties in managing international operations, including appropriate internal controls.

As a result of these risks, our business could be harmed.

We are dependent on a limited number of qualified suppliers who provide critical services, materials or components, and a disruption in our supply chain could negatively affect our business.

We depend on an external supply base for technologies, software (including firmware), preamps, controllers, dynamic random-access memory, components, equipment and materials for use in our product design and manufacturing. We also depend on suppliers for a portion of our wafer testing, chip assembly, product assembly and product testing, and on service suppliers for providing technical support for our products. In addition, we use logistics partners to manage our worldwide just-in-time hubs and distribution centers and to meet our freight needs. Many of the components and much of the equipment we acquire must be specifically designed for use in our products or for developing and manufacturing our products, and are only available from a limited number of suppliers, some of whom are our sole-source suppliers. We therefore depend on these suppliers to meet our business needs including dedicating adequate engineering resources to develop components that can be successfully integrated into our products.

Our suppliers have in the past been, and may in the future be, unable or unwilling to meet our requirements. If we are unable to purchase sufficient quantities from our current suppliers or qualify and engage additional suppliers, or if we cannot purchase materials at a reasonable price, we may not be able to meet demand for our products. Trade restrictions, including tariffs, quotas and embargoes, demand from other high volume industries for materials or components used in our products, disruptions in supplier relationships or shortages in other components and materials used in our customers’ products could result in increased costs to us or decreased demand for our products, which could negatively impact our business. Delays or cost increases experienced by our suppliers in developing or sourcing materials and components for use in our products or incompatibility or quality issues relating to our products, could also harm our business.

We do not have long-term contracts with some of our existing suppliers, nor do we always have guaranteed manufacturing capacity with our suppliers, so we cannot guarantee that they will devote sufficient resources or capacity to manufacturing our products. Any significant problems that occur at our suppliers could lead to product shortages or quality assurance problems. When we do have contractual commitments with suppliers in an effort to stabilize the supply of our components, those commitments may require us to buy a substantial number of components or make significant cash advances to the supplier and may not result in a satisfactory supply of our components.

In addition, our supply base has experienced industry consolidation. Our suppliers may be acquired by our competitors, decide to exit the industry, or redirect their investments and increase costs to us. In addition, some of our suppliers have experienced a decline in financial performance. Where we rely on a limited number of suppliers or a single supplier, the risk of supplier loss due to industry consolidation or a decline in financial performance is increased. Some of our suppliers may also be competitors in other areas of our business, which could lead to difficulties in price negotiations or meeting our supply requirements.

Our operations, and those of certain of our suppliers and customers, are subject to substantial risk of damage or disruption.

We conduct our operations at large, high volume, purpose-built facilities in California and throughout Asia. The facilities of many of our customers, our suppliers and our customers’ suppliers are also concentrated in certain geographic locations throughout Asia and elsewhere. A fire, flood, earthquake, tsunami or other natural disaster, condition or event such as a power outage, terrorist attack, physical security breach, political instability, civil unrest, localized labor unrest or other employment issues, or a health epidemic that negatively affects any of these facilities would significantly affect our ability to manufacture or sell our products and source components and harm our business. Possible impacts include work and equipment stoppages and damage to or closure of our facilities, or those of our suppliers or customers, for an indefinite period of time. Climate change has in the past, and is expected to continue to increase the incidence and severity of certain natural disasters. In addition, the geographic concentration of our manufacturing sites could exacerbate the negative impacts resulting from any of these problems.

We may incur losses beyond the limits of, or outside the scope of, the coverage of our insurance policies. There can be no assurance that in the future we will be able to maintain existing insurance coverage or that premiums will not increase substantially. Due to market availability, pricing or other reasons, we may elect not to purchase insurance coverage or to purchase only limited coverage. We maintain limited insurance coverage and, in some cases, no coverage at all, for natural disasters and damage to our facilities, as these types of insurance are sometimes not available or available only at a prohibitive cost. We depend upon Kioxia to obtain and maintain sufficient property, business interruption and other insurance for Flash Ventures. If Kioxia fails to do so, we could suffer significant unreimbursable losses, and such failure could also cause Flash Ventures to breach various financing covenants.

The loss of our key management, staff and skilled employees, the inability to hire and integrate new employees or decisions to realign our business could negatively impact our business prospects.

Our success depends upon the continued contributions of our key management, staff and skilled employees, many of whom would be extremely difficult to replace. Changes in our key management team can result in loss of continuity, loss of accumulated knowledge, departure of other key employees, disruptions to our operations and inefficiency during transitional periods. Global competition for skilled employees in the technology industry is intense, and our business success becomes increasingly dependent on our ability to retain our key staff and skilled employees, to implement succession plans for our key management and staff, to attract, integrate and retain new skilled employees, including employees from acquisitions, and to make decisions to realign our business to take advantage of efficiencies or reduce redundancies. Changes in immigration policies may impair our ability to recruit and hire technical and professional talent. Our employee hiring and retention also depend on our ability to build and maintain a diverse and inclusive workplace culture and be viewed as an employer of choice. Additionally, because a substantial portion of our key employees’ compensation is placed “at risk” and linked to the performance of our business, including through equity compensation, when our operating results are negatively impacted, we may be at a competitive disadvantage for retaining and hiring key management, staff and skilled employees. If we are unable to hire and retain key management, staff or skilled employees, our operating results would likely be harmed.

If our technology infrastructure, systems or products are compromised, damaged or interrupted by cyber attacks, data security breaches, other security problems, design defects or sustain system failures, our business could be negatively impacted.

We experience cyber attacks of varying degrees on our technology infrastructure and systems and, as a result, unauthorized parties have obtained in the past, and may in the future obtain, access to our computer systems and networks, including cloud-based platforms. The technology infrastructure and systems of our suppliers, vendors, service providers, cloud solution providers and partners have in the past experienced and may in the future experience such attacks. Cyber attacks can include ransomware, computer denial-of-service attacks, worms, and other malicious software programs or other attacks, covert introduction of malware to computers and networks, including those using techniques that change frequently or may be disguised or difficult to detect, or designed to remain dormant until a triggering event or that may continue undetected for an extended period of time, impersonation of authorized users, and efforts to discover and exploit any design flaws, bugs, security vulnerabilities or security weaknesses, as well as intentional or unintentional acts by employees or other insiders with access privileges, intentional acts of vandalism or fraud by third parties and sabotage. In some instances, efforts to correct vulnerabilities or prevent attacks may reduce the performance of our computer systems and networks, which could negatively impact our business. We believe cyber attack attempts are increasing in number and that cyber attackers are increasingly organized and well-financed or supported by state actors, and are developing increasingly sophisticated systems and means to not only attack systems, but also to evade detection or to obscure their activities.

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

If efforts to breach our infrastructure, systems or products are successful or we are unable to protect against these risks, we could suffer interruptions, delays, or cessation of operations of our systems, and loss or misuse of proprietary or confidential information, IP, or sensitive or personal information. Breaches of our infrastructure, systems or products could also cause our customers and other affected third parties to suffer loss or misuse of proprietary or confidential information, IP, or sensitive or personal information, and could harm our relationships with customers and other third parties. As a result of actual or perceived breaches, we could experience additional costs, notification requirements, civil and administrative fines and penalties, indemnification claims, litigation, and damage to our brand and reputation. All of these consequences could harm our reputation and our business and materially and negatively impact our operating results and financial condition.

We are subject to risks related to product defects, which could result in product recalls or epidemic failures and could subject us to warranty claims in excess of our warranty provisions or which are greater than anticipated, litigation or indemnification claims.

We warrant the majority of our products for periods of one to five years. We test our products in our manufacturing facilities through a variety of means. However, our testing may fail to reveal defects in our products that may not become apparent until after the products have been sold into the market. In addition, our products may be used in a manner that is not intended or anticipated by us, resulting in potential liability. Accordingly, there is a risk that product defects will occur, including as a result of third-party components or applications that we incorporate in our products, which could require a product recall. Product recalls can be expensive to implement. As part of a product recall, we may be required or choose to replace the defective product. Moreover, there is a risk that product defects may trigger an epidemic failure clause in a customer agreement. If an epidemic failure occurs, we may be required to replace or refund the value of the defective product and to cover certain other costs associated with the consequences of the epidemic failure. In addition, product defects, product recalls or epidemic failures may cause damage to our reputation or customer relationships, lost revenue, indemnification for a recall of our customers’ products, warranty claims, litigation or loss of market share with our customers, including our OEM and ODM customers. Our business liability insurance may be inadequate or future coverage may be unavailable on acceptable terms, which could negatively impact our operating results and financial condition.

Our standard warranties contain limits on damages and exclusions of liability for consequential damages and for misuse, improper installation, alteration, accident or mishandling while in the possession of someone other than us. We record an accrual for estimated warranty costs at the time revenue is recognized. We may incur additional expenses if our warranty provisions do not reflect the actual cost of resolving issues related to defects in our products, whether as a result of a product recall, epidemic failure or otherwise. If these additional expenses are significant, they could harm our business.

BUSINESS AND STRATEGIC RISKS

We rely substantially on strategic relationships with various partners, including Kioxia, which subjects us to risks and uncertainties that could harm our business.

We have entered into strategic relationships with various partners for product development, sales growth and the supply of technologies, components, equipment and materials for use in our product design and manufacturing, including our business ventures with Kioxia. We depend on Flash Ventures for the development and manufacture of flash-based memory. Our strategic relationships, including Flash Ventures, are subject to various risks that could harm the value of our investments, our revenue and costs, our future rate of spending, our technology plans and our future growth opportunities.

Substantially all of our flash-based memory is supplied by Flash Ventures, which limits our ability to respond to market demand and supply changes and makes our financial results particularly susceptible to variations from our forecasts and expectations. A failure to accurately forecast supply and demand could cause us to over-invest or under-invest in technology transitions or the expansion of Flash Ventures’ capacity. Over-investment by us or our competitors could result in excess supply, which could cause significant decreases in our product prices, significant excess, obsolete inventory or inventory write-downs or under-utilization charges, and the potential impairment of our investments in Flash Ventures. We are contractually obligated to pay for 50% of the fixed costs of Flash Ventures regardless of whether we order any flash-based memory, and our orders placed with Flash Ventures on a three-month rolling basis are binding. On the other hand, if we under-invest in Flash Ventures, or otherwise grow or transition Flash Ventures’ capacity too slowly, we may not have enough supply of flash-based memory, or the right type of flash-based memory, to meet demand on a timely and cost effective basis, and we may lose opportunities for revenue, gross margin and market share as a result. If our supply is limited, we might make strategic decisions with respect to the allocation of our supply among our products and customers, which could result in less favorable gross margins or damage customer relationships.

Our control over the operations of our business ventures may be limited, and our interests could diverge from our strategic partners’ interests regarding ongoing and future activities. For example, under the Flash Ventures agreements, we cannot unilaterally direct most of Flash Ventures’ activities, and we have limited ability to source or fabricate flash outside of Flash Ventures. Flash Ventures requires significant investments by both Kioxia and us for technology transitions and capacity expansions, and our business could be harmed if our technology roadmap and investment plans are not sufficiently aligned with Kioxia’s. Lack of alignment with Kioxia with respect to Flash Ventures could negatively impact our ability to stay at the forefront of technological advancement. Misalignment could arise due to changes in Kioxia’s strategic priorities, management, ownership and/or access to capital, which has changed in recent years and could continue to change. Kioxia’s stakeholders may include, or have included in the past, competitors, customers, a private equity firm, government entities and/or public shareholders. Kioxia’s management changes, ownership and capital structure could lead to delays in decision-making, disputes or changes in strategic direction that could negatively impact the strategic partnership, and therefore us. There may exist conflicts of interest between Kioxia’s stakeholders and Flash Ventures or us with respect to, among other things, protecting and growing Flash Ventures’ business, IP and competitively sensitive confidential information.

Together with Kioxia, we fund a portion of the investments required for Flash Ventures through lease financings. Availability of lease financings for Flash Ventures could also be limited by our and/or Kioxia’s financial performance. To the extent that lease financings are not accessible on favorable terms or at all, more cash would be required to fund investments.

Our strategic relationships are subject to additional risks that could harm our business, including, but not limited to, the following:

•failure by our strategic partners to comply with applicable laws;

•difficulties and delays in product and technology development at, ramping production at, and transferring technology to, our strategic partners;

•failure by our strategic partners to timely fund capital investments with us or otherwise meet their commitments, including paying amounts owed to us or third parties when due;

•we may lose the rights to technology or products being developed or manufactured by strategic partners, including if any of them is acquired by another company, files for bankruptcy or experiences financial or other losses;

•a bankruptcy event involving a strategic partner could result in structural changes to and/or termination of the strategic partnership; and

•changes in tax or regulatory requirements may necessitate changes to the agreements governing our strategic partnerships.

We participate in a highly competitive industry that is subject to declining ASPs, volatile demand, rapid technological change and industry consolidation, as well as lengthy product qualifications, all of which could negatively impact our business.

Demand for our devices, software and solutions, which we refer to in this Item 1A as our “products”, depends in large part on the demand for systems manufactured by our customers and on storage upgrades to existing systems. The demand for systems has been volatile in the past and often has had an exaggerated effect on the demand for our products in any given period. The prices of our products are influenced by, among other factors, the balance between supply and demand in the storage market, including the effects of new fab capacity, macroeconomic factors, business conditions, technology transitions and other actions taken by us or our competitors. The storage market has experienced volatile product life cycles, which can harm our ability to recover the cost of product development, and periods of excess capacity, which can lead to liquidation of excess inventories, significant reductions in ASPs and negative impacts on our revenue and gross margins.

Further, our ASPs and gross margins tend to decline when there is a shift in the mix of product sales to lower priced products. Further, we face potential gross margin pressures resulting from our ASPs declining more rapidly than our cost of revenue. Rapid technological changes often reduce the volume and profitability of sales of existing products and increase the risk of inventory obsolescence. Finally, the data storage industry has experienced consolidation over the past several years, which could enhance the resources and lower the cost structure of some competitors. These factors could result in a substantial decrease in our market share and harm our business.

As we compete in new product areas, the overall complexity of our business may increase and may result in increases in R&D expenses and substantial investments in manufacturing capability, technology enhancements and go-to-market capability. We must also qualify our products with customers through potentially lengthy testing processes with uncertain results. Some of our competitors offer products that we do not offer, which may allow them to win sales from us, and some of our customers may be developing storage solutions internally, which may reduce their demand for our products. We expect that competition will continue to be intense, and our competitors may be able to gain a product offering or cost structure advantage over us, which would harm our business. Further, our competitors may utilize pricing strategies, including offering products at prices at or below cost, that we may be unable to competitively match. We may also have difficulty effectively competing with manufacturers benefiting from governmental investments.

If we do not properly manage technology transitions and product development and introduction, our competitiveness and operating results may be negatively affected.

The markets for our products continuously undergo technology transitions that we must anticipate to adapt our existing products or develop new products effectively. If we fail to implement new technologies or develop new products desired by our customers quickly and cost-effectively, our business may be harmed.

In addition, the success of our technology transitions and product development depends on a number of other factors, including:

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

Moving to new technologies and products may require us to align to, and build, a new supply base. Our success in new product areas may depend on our ability to enter into favorable supply agreements. In addition, if our customers choose to delay transition to new technologies, if demand for the products that we develop is lower than expected or if the supporting technologies to implement these new technologies are not available, we may be unable to achieve the cost structure required to support our profit objectives or may be unable to grow or maintain our market position.

Additionally, new products could substitute for our current products and make them obsolete. We also develop products to meet certain industry and technical standards, which may change and cause us to incur substantial costs as we adapt to new standards or invest in different manufacturing processes to remain competitive.

We experience sales seasonality and cyclicality, which could cause our operating results to fluctuate. In addition, accurately forecasting demand has become more difficult, which could harm our business.

Sales of many of our products tend to be seasonal and subject to supply-demand cycles. Changes in seasonal and cyclical supply and demand patterns have made it, and could continue to make it, more difficult for us to forecast demand. Changes in the product or channel mix of our business can also impact seasonal and cyclical patterns. For example, we often ship a high percentage of our total quarterly sales in the third month of the quarter, which makes it difficult for us to forecast our financial results before the end of each quarter. As a result of the above or other factors, our forecast of financial results for a given quarter may differ materially from our actual financial results.

The variety and volume of products we manufacture are based in part on accurately forecasting market and customer demand for our products. Accurately forecasting demand has also become increasingly difficult for us, our customers and our suppliers due to volatility in global economic conditions, end market dynamics and industry consolidation, resulting in less availability of historical market data for certain product segments. Further, for many of our OEM customers utilizing just-in-time inventory, we do not generally require firm order commitments and instead receive a periodic forecast of requirements, which may prove to be inaccurate. In addition, because our products are designed to be largely interchangeable with competitors’ products, our demand forecasts may be impacted significantly by the strategic actions of our competitors. As forecasting demand becomes more difficult, the risk that our forecasts are not in line with demand increases. If our forecasts exceed actual market demand, we could experience periods of product oversupply, excess inventory, and price decreases, which could impact our sales, ASPs and gross margin, thereby negatively affecting our operating results and our financial condition. If market demand increases significantly beyond our forecasts or beyond our ability to add manufacturing capacity, then we may not be able to satisfy customer product needs, possibly resulting in a loss of market share if our competitors are able to meet customer demands. In addition, some of our components have long lead-times, requiring us to place orders several months in advance of anticipated demand. Such long lead-times increase the risk of excess inventory or loss of sales in the event our forecasts vary substantially from actual demand.

Failure to successfully execute on strategic initiatives including acquisitions, divestitures or cost saving measures may negatively impact our future results.

We have made and expect to continue to make acquisitions and divestitures, and engage in cost saving measures. Acquisitions of, investment opportunities in, or other significant transactions with companies that are complementary to our business are a key part of our overall business strategy. In order to pursue this part of our growth strategy successfully, we must continue to identify attractive acquisition or investment opportunities, successfully complete the transactions, some of which may be large and complex, and manage post-closing issues such as integration of the acquired company or employees. We may not be able to continue to identify or complete appealing acquisition or investment opportunities given the intense competition for these transactions. Even if we identify and complete suitable corporate transactions, we may not be able to successfully address any integration challenges in a timely manner, or at all. There may be difficulties with implementing new systems and processes or with integrating systems and processes of companies with complex operations, which could result in inconsistencies in standards, controls, procedures and policies and may increase the risk that our internal controls are found to be ineffective.

Failing to successfully integrate or realign our business to take advantage of efficiencies or reduce redundancies of an acquisition may result in not realizing all or any of the anticipated benefits of the acquisition. In addition, failing to achieve the financial model projections for an acquisition or changes in technology development and related roadmaps following an acquisition may result in the incurrence of impairment charges and other expenses, both of which could negatively impact our results of operations or financial condition. Acquisitions and investments may also result in the issuance of equity securities that may be dilutive to our shareholders as well as earn-out or other contingent consideration payments and the issuance of additional indebtedness that would put additional pressure on liquidity. Furthermore, we may agree to provide continuing service obligations or enter into other agreements in order to obtain certain regulatory approvals of our corporate transactions, and failure to satisfy these additional obligations could result in our failing to obtain regulatory approvals or the imposition of additional obligations on us, any of which could negatively affect our business. In addition, new legislation or additional regulations may affect or impair our ability to invest with or in certain other countries or require us to obtain regulatory approvals to do so, including investments in joint ventures, minority investments and outbound technology transfers to certain countries.

Cost saving measures, restructurings and divestitures may result in workforce reduction and consolidation of our manufacturing or other facilities. As a result of these actions, we may experience a loss of continuity, loss of accumulated knowledge, disruptions to our operations and inefficiency during transitional periods. These actions could also impact employee retention. In addition, we cannot be sure that these actions will be as successful in reducing our overall expenses as we expect, that additional costs will not offset any such reductions or consolidations or that we do not forego future business opportunities as a result of these actions.

Loss of revenue from a key customer, or consolidation among our customer base, could harm our operating results.

Historically, nearly one half of our total revenue came from sales to our top 10 customers. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, often resulting in the allocation of risk to us as the supplier. Our ability to maintain strong relationships with our principal customers is essential to our future performance. We have experienced and may in the future experience events such as the loss of a key customer, prohibition or restriction of sales to a key customer by law, regulation or other government action, reductions in sales to or orders by a key customer, customer requirements to reduce our prices before we are able to reduce costs or the acquisition of a key customer by one of our competitors. These events would likely harm our operating results and financial condition. Further, government authorities may implement laws or regulations or take other actions that could result in significant changes to the business or operating models of our customers. Such changes could negatively impact our operating results.

Additionally, if there is consolidation among our customer base, our customers may be able to command increased leverage in negotiating prices and other terms of sale, which could negatively impact our profitability. Consolidation among our customer base may also lead to reduced demand for our products, increased customer pressure on our prices, replacement of our products by the combined entity with those of our competitors and cancellations of orders, each of which could harm our operating results.

Also, the storage ecosystem is constantly evolving, and our traditional customer base is changing. Fewer companies now hold greater market share for certain applications and services, such as cloud storage and computing platforms, mobile, social media, shopping and streaming media. As a result, the competitive landscape is changing, giving these companies increased leverage in negotiating prices and other terms of sale, which could negatively impact our profitability. In addition, the changes in our evolving customer base create new selling and distribution patterns to which we must adapt. To remain competitive, we must respond to these changes by ensuring we have proper scale in this evolving market, as well as offer products that meet the technological requirements of this customer base at competitive pricing points. To the extent we are not successful in adequately responding to these changes, our operating results and financial condition could be harmed.

Sales in the distribution channel and to the retail market are important to our business, and if we fail to respond to demand changes within these markets, or maintain and grow our applicable market share, our business could suffer.

Our distribution customers typically sell to small computer manufacturers, dealers, systems integrators and other resellers. We face significant competition in this channel as a result of limited product qualification programs and a significant focus on price and availability of product. As a result of the shift to mobile devices, more computing devices are being delivered to the market as complete systems, which could weaken the distribution market. If we fail to respond to changes in demand in the distribution market, our business could suffer. Additionally, if the distribution market weakens as a result of technology transitions or a significant change in consumer buying preference, or if we experience significant price declines due to demand changes in the distribution channel, our operating results would be negatively impacted. Negative changes in the creditworthiness or the ability to access credit, or the bankruptcy or shutdown of any of our significant retail or distribution partners would harm our revenue and our ability to collect outstanding receivable balances.

A significant portion of our sales is also made through retailers. Our success in the retail market depends in large part on our ability to maintain our brand image and corporate reputation and to expand into and gain market acceptance of our products in multiple retail market channels. Particularly in the retail market, negative publicity, whether or not justified, or allegations of product or service quality issues, even if false or unfounded, could damage our reputation and cause our customers to choose products offered by our competitors. Further, changes to the retail environment, such as store closures caused by macroeconomic conditions or changing customer preferences, may reduce the demand for our products. If customers no longer maintain a preference for our product brands or if our retailers are not successful in selling our products, our operating results may be negatively impacted.

FINANCIAL RISKS

Our substantial level of debt may negatively impact our liquidity, restrict our operations and ability to respond to business opportunities, and increase our vulnerability to adverse economic and industry conditions.

We have a substantial amount of debt and may incur additional debt, including under our revolving credit facility, subject to customary conditions in our credit agreement. Our high level of debt could have significant consequences, which include, but are not limited to, the following:

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

Our ability to meet our debt service obligations, comply with our debt covenants and deleverage depends on our cash flows and financial performance, which are affected by financial, business, economic and other factors. The rate at which we will be able to or choose to deleverage is uncertain. Failure to meet our debt service obligations or comply with our debt covenants could result in an event of default under the applicable indebtedness. We may be unable to cure, or obtain a waiver of, an event of default or otherwise amend our debt agreements to prevent an event of default thereunder on terms acceptable to us or at all. In that event, the debt holders could accelerate the related debt, which may result in the cross-acceleration or cross-default of other debt, leases or other obligations. We may not have sufficient funds available to repay accelerated indebtedness, and we may be required to refinance all or part of our debt, sell important strategic assets at unfavorable prices, incur additional indebtedness or issue common stock or other equity securities, which we may be unable to do on terms acceptable to us, in amounts sufficient to meet our needs or at all. Our inability to service our debt obligations or refinance our debt could harm our business. Further, if we are unable to repay, refinance or restructure our secured indebtedness, the holder of such debt could proceed against the collateral securing that indebtedness. Refinancing our indebtedness may also require us to expense previous debt issuance costs or to incur new debt issuance costs.

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

Our credit agreement uses the London Interbank Offered Rate (“LIBOR”) as a reference rate for our term loans and revolving credit facility, such that the applicable interest rate may, at our option, be calculated based on LIBOR. In July 2017, the U.K.’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR beginning at the end of 2021, and LIBOR remains subject to ongoing national, international and other regulatory guidance and proposals for reform. As a result, LIBOR may perform differently than in the past and may ultimately cease to be utilized or to exist, either during or after 2021. Alternative benchmark rates may replace LIBOR, and we cannot predict how markets will respond to these proposed alternative benchmark rates or the effect of any changes to LIBOR or the discontinuation of LIBOR. If LIBOR is no longer available or if our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could negatively impact our interest expense, results of operations and cash flows. In addition, replacing LIBOR with an alternative reference rate for any of our debt could be a taxable event.

We also guarantee a significant amount of lease obligations of Flash Ventures owed to third parties. Flash Ventures sells to and leases back a portion of its equipment from a consortium of financial institutions. Most of the lease obligations are guaranteed 50% by us and 50% by Kioxia. Some of the lease obligations are guaranteed in full by us. The leases are subject to customary covenants and cancellation events that relate to Flash Ventures and each of the guarantors. If a cancellation event were to occur, Flash Ventures would be required to negotiate a resolution with the other parties to the lease transactions to avoid cancellation and acceleration of the lease obligations. Such resolution could include, among other things, supplementary security to be supplied by us, increased interest rates or waiver fees. If a resolution is not reached, we may be required to pay all of the outstanding lease obligations covered by our guarantees, which would significantly reduce our cash position and may force us to seek additional financing, which may not be available on terms acceptable to us, if at all.

We may from time to time seek to further refinance our substantial indebtedness by issuing additional shares of common stock or other securities that are convertible into common stock or grant the holder the right to purchase common stock, each of which may dilute our existing shareholders, reduce the value of our common stock, or both.

Tax matters may materially affect our financial position and results of operations.

Changes in tax laws in the United States, the European Union and around the globe have impacted and will continue to impact our effective worldwide tax rate, which may materially affect our financial position and results of operations. Further, organizations such as the Organization for Economic Cooperation and Development, have published action plans that, if adopted by countries where we do business, could increase our tax obligations in these countries. Due to the large scale of our U.S. and international business activities, many of these enacted and proposed changes to the taxation of our activities, including cash movements, could increase our worldwide effective tax rate and harm our business. Additionally, portions of our operations are subject to a reduced tax rate or are free of tax under various tax holidays that expire in whole or in part from time to time, or may be terminated if certain conditions are not met. Although many of these holidays may be extended when certain conditions are met, we may not be able to meet such conditions. If the tax holidays are not extended, or if we fail to satisfy the conditions of the reduced tax rate, then our effective tax rate could increase in the future.

Our determination of our tax liability in the U.S. and other jurisdictions is subject to review by applicable domestic and foreign tax authorities. For example, as disclosed in [Part I, Item 1, Note 14, Income Tax Expense, of the Notes to Consolidated Financial Statements] included in this Annual Report on Form 10-K, we are under examination by the Internal Revenue Service for certain fiscal years and in connection with that examination, we received statutory notices of deficiency seeking certain adjustments to income and have filed petitions with the U.S. Tax Court. Although we believe our tax positions are properly supported, the final timing and resolution of any tax examinations are subject to significant uncertainty and could result in litigation or the payment of significant amounts to the applicable tax authority in order to resolve examination of our tax positions, which could result in an increase or decrease of our current estimate of unrecognized tax benefits and may harm our business.

Fluctuations in currency exchange rates as a result of our international operations may negatively affect our operating results.

Because we manufacture and sell our products abroad, our revenue, cost of revenue, margins, operating costs and cash flows are impacted by fluctuations in foreign currency exchange rates. If the U.S. dollar exhibits sustained weakness against most foreign currencies, the U.S. dollar equivalents of unhedged manufacturing costs could increase because a significant portion of our production costs are foreign-currency denominated. Conversely, there would not be an offsetting impact to revenues since revenues are substantially U.S. dollar denominated. Additionally, we negotiate and procure some of our component requirements in U.S. dollars from non-U.S. based vendors. If the U.S. dollar weakens against other foreign currencies, some of our component suppliers may increase the price they charge for their components in order to maintain an equivalent profit margin. In addition, our purchases of flash-based memory from Flash Ventures and our investment in Flash Ventures are denominated in Japanese yen. If the Japanese yen appreciates against the U.S. dollar, our cost of purchasing flash-based memory wafers and the cost to us of future capital funding of Flash Ventures would increase. When such events occur, they have had, and may in the future have, a negative impact on our business.

Prices for our products are substantially U.S. dollar denominated, even when sold to customers that are located outside the U.S. Therefore, as a substantial portion of our sales are from countries outside the U.S., fluctuations in currency exchanges rates, most notably the strengthening of the U.S. dollar against other foreign currencies, contribute to variations in sales of products in impacted jurisdictions and could negatively impact demand and revenue growth. In addition, currency variations can adversely affect margins on sales of our products in countries outside the U.S.

We attempt to manage the impact of foreign currency exchange rate changes by, among other things, entering into short-term foreign exchange contracts. However, these contracts may not cover our full exposure, and can be canceled by the counterparty if currency controls are put in place. Thus, our decisions and hedging strategy with respect to currency risks may not be successful and may actually harm our operating results. Further, the ability to enter into foreign exchange contracts with financial institutions is based upon our available credit from such institutions and compliance with covenants and other restrictions. Operating losses, third party downgrades of our credit rating or instability in the worldwide financial markets could impact our ability to effectively manage our foreign currency exchange rate risk. Hedging also exposes us to the credit risk of our counterparty financial institutions.

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

LEGAL AND COMPLIANCE RISKS

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

We are subject to laws, rules, and regulations relating to the collection, use, and security and privacy of third-party data including data that relates to or identifies an individual person. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, and among us, our subsidiaries and other parties with which we have commercial relations. Our possession and use of third-party data, including personal data and employee data in conducting our business, subjects us to legal and regulatory burdens that require us to notify vendors, customers or employees or other parties with which we have commercial relations of a data security breach and to respond to regulatory inquiries and to enforcement proceedings. Laws and regulations relating to the collection, use, security and privacy of third-party data change over time and new laws and regulations become effective from time to time. We are subject to notice and privacy policy requirements, as well as obligations to respond to requests to know and access personal information, correct personal information, delete personal information and say no to the sale of personal information. Global privacy and data protection legislation, enforcement, and policy activity in this area are rapidly expanding and evolving, and may be inconsistent from jurisdiction to jurisdiction. We may also be subject to restrictions on cross-border data transfers and requirements for localized storage of data that could increase our compliance costs and risks and affect the ability of our global operations to coordinate activities and respond to customers. Compliance requirements and even our inadvertent failure to comply with applicable laws may cause us to incur substantial costs, subject us to proceedings by governmental entities or others, and cause us to incur penalties or other significant legal liability, or lead us to change our business practices.

We are subject to state, federal and international legal and regulatory requirements, such as environmental, labor, trade, health and safety regulations, customers’ standards of corporate citizenship, and industry and coalition standards, such as those established by the Responsible Business Alliance (“RBA”), and compliance with those requirements could cause an increase in our operating costs and failure to comply may harm our business.

We are subject to, and may become subject to additional, state, federal and international laws and regulations governing our environmental, labor, trade, health and safety practices. These laws and regulations, particularly those applicable to our international operations, are or may be complex, extensive and subject to change. We will need to ensure that we and our suppliers, customers and partners timely comply with such laws and regulations, which may result in an increase in our operating costs. Legislation has been, and may in the future be, enacted in locations where we manufacture or sell our products, which could impair our ability to conduct business in certain jurisdictions or with certain customers and harm our operating results. In addition, climate change and financial reform legislation is a significant topic of discussion and has generated and may continue to generate federal, international or other regulatory responses in the near future. If we or our suppliers, customers or partners fail to timely comply with applicable legislation, certain customers may refuse to purchase our products or we may face increased operating costs as a result of taxes, fines or penalties, or legal liability and reputational damage, which could harm our business.

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

From time to time, we are involved in litigation, including antitrust and commercial matters, putative securities class action suits and other actions. We are the plaintiff in some of these actions and the defendant in others. Some of the actions seek injunctive relief, including injunctions against the sale of our products, and substantial monetary damages, which if granted or awarded, could materially harm our business. From time to time, we may also be the subject of inquiries, requests for information, investigations and actions by government and regulatory agencies regarding our businesses. Any such matters could result in material adverse consequences to our results of operations, financial condition or ability to conduct our business, including fines, penalties or restrictions on our business activities.

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

The data storage industry has been characterized by significant litigation. This includes litigation relating to patent and other IP rights, product liability claims and other types of litigation. We have historically been involved in frequent disputes regarding patent and other IP rights, and we have in the past received, and we may in the future receive, communications from third parties asserting that certain of our products, processes or technologies infringe upon their patent rights, copyrights, trademark rights or other IP rights. We may also receive claims of potential infringement if we attempt to license IP to others. IP risks increase when we enter into new markets where we have little or no IP protection as a defense against litigation. The complexity of the technology involved and the uncertainty of IP litigation increase the IP risks we face. Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of litigation are inherently uncertain and may result in adverse rulings or decisions. We may be subject to injunctions, enter into settlements or be subject to judgments that may harm our business.

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

Moreover, from time to time, we agree to indemnify certain of our suppliers and customers for alleged IP infringement. The scope of such indemnity varies but may include indemnification for direct and consequential damages and expenses, including attorneys’ fees. We may be engaged in litigation as a result of these indemnification obligations. Third party claims for patent infringement are excluded from coverage under our insurance policies. A future obligation to indemnify our customers or suppliers may harm our business.

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

The success of our branded products depends in part on the positive image that consumers have of our brands. We believe the popularity of our brands makes them a target of counterfeiting or imitation, with third parties attempting to pass off counterfeit products as our products. Any occurrence of counterfeiting, imitation or confusion with our brands could negatively affect our reputation and impair the value of our brands, which in turn could negatively impact sales of our branded products, our share and our gross margin, as well as increase our administrative costs related to brand protection and counterfeit detection and prosecution.

The exclusive forum provisions in our Bylaws could limit our stockholders' ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or its directors, officers or other employees.

Our Bylaws provide that, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any current or former director, officer or other employee of the Company or its stockholders, (iii) any action or proceeding asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or the Company’s Certificate of Incorporation or Bylaws, or (iv) any action or proceeding asserting a claim governed by the internal affairs doctrine (the “Delaware Exclusive Forum Provision”). Our Bylaws further provide that the federal district courts of the United States of America will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action under the Securities Act of 1933, as amended (the “Federal Forum Provision”).

The Delaware Exclusive Forum Provision is intended to apply to claims arising under Delaware state law and would not apply to claims brought pursuant to the Exchange Act or the Securities Act, or any other claim for which the federal courts have exclusive jurisdiction. In addition, the Federal Forum Provision is intended to apply to claims arising under the Securities Act and would not apply to claims brought pursuant to the Exchange Act. The exclusive forum provisions in the Company’s Bylaws will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder and, accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal courts. Our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.

The exclusive forum provisions in the Company’s Bylaws may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with the company or its directors, officers or other employees, which may discourage lawsuits against the Company and its directors, officers and other employees. In addition, stockholders who do bring a claim in the Court of Chancery of the State of Delaware pursuant to the Delaware Exclusive Forum Provision could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. The court in the designated forum under our exclusive forum provisions may also reach different judgments or results than would other courts, including courts where a stockholder would otherwise choose to bring the action, and such judgments or results may be more favorable to the Company than to our stockholders. Further, the enforceability of similar exclusive forum provisions in other companies’ organizational documents has been challenged in legal proceedings, and it is possible that a court could find any of our exclusive forum provisions to be inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings. If a court were to find all or any part of our exclusive forum provisions to be inapplicable or unenforceable in an action, we might incur additional costs associated with resolving such action in other jurisdictions.

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

Our principal executive offices are located in San Jose, California. Our leased facilities are occupied under leases that expire at various times through 2034. Our principal manufacturing, R&D, marketing and administrative facilities as of July 2, 2021 were as follows:

Location	Buildings Owned or Leased	Approximate Square Footage	Description
United States
California
Fremont	Leased	290,000	Manufacturing of head wafers and R&D
Irvine	Leased	434,000	R&D, administrative, marketing and sales
Milpitas	Owned	589,000	R&D, marketing and sales, and administrative
San Jose	Owned	2,275,000	Manufacturing of head wafers, head, media and product development, R&D, administrative, marketing and sales
Colorado
Longmont	Leased	87,000	R&D
Colorado Springs	Leased	59,000	R&D
Minnesota
Rochester	Leased	121,000	Product development
Asia
China
Shanghai	Owned	914,000	Assembly and test of SSDs
Shenzhen	Owned and Leased	563,000	Manufacturing of media
Japan
Fujisawa	Owned	661,000	Product development
Malaysia
Johor	Owned	277,000	Manufacturing of substrates
Kuala Lumpur	Owned	145,000	R&D and administrative
Kuching	Owned	285,000	Manufacturing and development of substrates
Penang	Owned	1,872,000	Assembly and test of SSDs, manufacturing of media, and R&D
Philippines
Laguna	Owned	632,000	Manufacturing of HGAs and slider fabrication
Thailand
Bang Pa-In	Owned and Leased	1,673,000	Slider fabrication, manufacturing of HDDs and HGAs, and R&D
Prachinburi	Owned	1,566,000	Manufacturing of HDDs
India
Bangalore	Owned and Leased	638,000	R&D and administrative
Middle East
Israel
Kfar Saba	Owned	167,000	R&D
Tefen	Owned	64,000	R&D

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is listed on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “WDC.” The approximate number of holders of record of our common stock as of August 18, 2021 was 893.

Dividends

In April 2020, we suspended our quarterly cash dividend. For more information about our dividend policy see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Short and Long-term Liquidity.

Stock Performance Graph

The following graph compares the cumulative total stockholder return of our common stock with the cumulative total return of the S&P 500 Index and the Dow Jones U.S. Technology Hardware & Equipment Index for the five years ended July 2, 2021. The graph assumes that $100 was invested in our common stock at the close of market on July 1, 2016 and that all dividends were reinvested. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.
TOTAL RETURN TO STOCKHOLDERS
(Assumes $100 investment at market close on July 1, 2016)

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Western Digital Corporation, the S&P 500 Index
and the Dow Jones US Technology Hardware & Equipment Index

$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
7/1/16
6/30/17
6/29/18
6/28/19
7/3/20
7/2/21
Western Digital Corporation
S&P 500
Dow Jones US Technology Hardware & Equipment

Total Return Analysis

	July 1, 2016	June 30, 2017	June 29, 2018	June 28, 2019	July 3, 2020	July 2, 2021
Western Digital Corporation	$100.00	$195.92	$175.32	$112.54	$103.42	$171.09
S&P 500 Index	$100.00	$117.90	$134.84	$148.89	$160.06	$225.36
Dow Jones U.S. Technology Hardware & Equipment Index	$100.00	$141.24	$183.98	$198.37	$288.56	$445.95

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

[Reserved]

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

Our fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every five to six years, we report a 53-week fiscal year to align the fiscal year with the foregoing policy. Fiscal years 2021 and 2019, which ended on July 2, 2021 and June 28, 2019, respectively, are comprised of 52 weeks, with all quarters presented consisting of 13 weeks. Fiscal year 2020, which ended on July 3, 2020, was comprised of 53 weeks, with the first quarter consisting of 14 weeks and the remaining quarters consisting of 13 weeks each.

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

COVID-19 Pandemic and Operational Update

As a result of the ongoing COVID-19 pandemic, governments and other authorities around the world, including federal, state and local authorities in the United States, have from time-to-time imposed measures intended to reduce its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business limitations and closures (subject to exceptions for essential operations and businesses), quarantines and shelter-in-place orders. Although some of these governmental restrictions have since been lifted or scaled back, a resurgence of COVID-19 infections could result in the re-imposition of certain restrictions in efforts to reduce further spread of COVID-19. We have taken actions to protect the health and safety of our employees while continuing to serve our global customers as an essential business. We have implemented and maintained more thorough sanitation practices as outlined by health organizations and supported vaccination efforts. As we begin to phase in a return to site for more employees, we are monitoring and adopting practices recommended by health organizations to ensure the continued safety of our employees and business partners. In addition, the responses to COVID-19 taken by others in the supply chain have increased the costs of their services which have in turn impacted our operations. As a result, we have incurred charges of approximately $127 million primarily related to higher logistics during the year ended July 2, 2021, which were recorded in cost of revenue.

As an essential business, we continue to provide products and solutions that enable the proliferation of data and facilitate the sharing of information remotely, which has become more critical as much of the world is interacting from areas of self-isolation. Generally, our revenues have remained solid during the pandemic, supported by continued work-from-home, distance learning, and at-home entertainment demand. However, the COVID-19 environment remains dynamic and we cannot predict the duration of the pandemic and how demand may change as it continues to develop.

We will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. See “The COVID-19 pandemic could negatively affect our business” in Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K for more information regarding the risks we face as a result of the COVID-19 pandemic.

Results of Operations

Summary Comparison of 2021, 2020 and 2019

The following table sets forth, for the periods presented, selected summary information from our Consolidated Statements of Operations by dollars and percentage of net revenue(1):

	2021		2020		2019
	(in millions, except percentages)
Revenue, net	$16,922	100.0%	$16,736	100.0%	$16,569	100.0%
Cost of revenue	12,401	73.3	12,955	77.4	12,817	77.4
Gross profit	4,521	26.7	3,781	22.6	3,752	22.6
Operating Expenses:
Research and development	2,243	13.3	2,261	13.5	2,182	13.2
Selling, general and administrative	1,105	6.5	1,153	6.9	1,317	7.9
Employee termination, asset impairment, and other charges	(47)	(0.3)	32	0.2	166	1.0
Total operating expenses	3,301	19.5	3,446	20.6	3,665	22.1
Operating income	1,220	7.2	335	2.0	87	0.5
Interest and other income (expense):
Interest income	7	—	28	0.2	57	0.3
Interest expense	(326)	(1.9)	(413)	(2.5)	(469)	(2.8)
Other income, net	26	0.2	4	—	38	0.2
Total interest and other expense, net	(293)	(1.7)	(381)	(2.3)	(374)	(2.3)
Income (loss) before taxes	927	5.5	(46)	(0.3)	(287)	(1.7)
Income tax expense	106	0.6	204	1.2	467	2.8
Net income (loss)	$821	4.9%	$(250)	(1.5)%	$(754)	(4.6)%
(1)    Percentages may not total due to rounding.

The following table sets forth, for the periods presented, summary information regarding our revenue:

	Year Ended
	2021	2020	2019
	(in millions)
Revenue by Product
HDD	$8,216	$8,967	$8,746
Flash-based	8,706	7,769	7,823
Total Revenue	$16,922	$16,736	$16,569

Revenue by End Market
Client Devices	$8,255	$7,160	$8,095
Data Center Devices & Solutions	4,950	6,228	5,038
Client Solutions	3,717	3,348	3,436
Total Revenue	$16,922	$16,736	$16,569

Revenue by Geography
Americas	$4,406	$5,444	$4,361
Europe, Middle East and Africa	3,061	2,926	3,109
Asia	9,455	8,366	9,099
Total Revenue	$16,922	$16,736	$16,569
Exabytes Shipped	541	518	383

Net Revenue

Net revenue increased 1% in 2021 compared to 2020, which reflects approximately 13 percentage points increase in revenue related to higher exabyte volume of flash sold, largely offset by lower average selling price per gigabyte.

Client Devices revenue increased 15% year over year, reflecting a 22% increase from a higher volume of flash products sold. This increase in flash volume was driven by continued strength in demand for notebook and Chromebooks, gaming, smart home devices, automotive and industrial applications. This increase was partially offset by lower average selling price per gigabyte, primarily in flash.

Data Center Devices and Solutions revenue decreased 20% year over year. Lower exabytes of storage sold for HDD and flash each contributed approximately 7 percentage points to the revenue decline, while lower average selling price per gigabyte, primarily in HDD products, contributed another 6 percentage points to the decline. Year-over-year volume was negatively impacted by cloud digestion and China shipment restrictions, and delays in product qualifications with certain customers earlier in the year. The impacts of cloud digestion have abated and we have now completed qualifications with all our cloud titan customers. In flash, we are beginning to see growth with our second generation, NVMe enterprise SSD at several cloud titans and are ramping production more broadly. In HDD, we are experiencing a resurgence of demand driven by the successful ramp of our 18-terabyte energy-assisted hard drive, growing cloud demand, a recovery in enterprise spending, and to a lesser extent, cryptocurrency, driven by Chia. We believe the strong demand from our cloud customers and beginning of a recovery in the enterprise demand continues to positively impact results.

Client Solutions revenue increased 11% year over year, which reflects an increase of approximately 16 percentage points due to exabyte growth, split evenly between HDD and Flash products, which was partially offset by lower average selling price per gigabyte. Client Solutions remains a high performing end market, reflecting our brand recognition, broad product portfolio and extensive distribution channels to markets.

The changes in net revenue by geography reflect an increase in Asia due to our increased sales of mobility products to manufacturers in the Asia region, and a decrease in Americas driven by lower sales of capacity enterprise products.

For 2021, 2020 and 2019, our top 10 customers accounted for 39%, 42% and 45%, respectively, of our net revenue. For each of 2021, 2020 and 2019, no single customer accounted for 10% or more of our net revenue.

Consistent with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. For 2021, 2020 and 2019, these programs represented 19%, 16% and 15%, respectively, of gross revenues, and adjustments to revenue due to changes in accruals for these programs have generally averaged less than 1% of gross revenue over the last three fiscal years. The amounts attributed to our sales incentive and marketing programs generally vary according to several factors including industry conditions, list pricing strategies, seasonal demand, competitor actions, channel mix and overall availability of products. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue.

Gross Profit and Gross Margin

Gross profit increased $740 million, or 19.6%, in 2021 compared to 2020, which reflected a $279 million decrease in charges for amortization expense on acquired intangible assets, $143 million improvement related to power outage charges of $68 million incurred in 2020 combined with a $75 million recovery in the current year as well as incremental profit from the increase in volume. As a percent of revenue, gross margin increased by 4.1 percentage points over the prior year of which 2.5 percentage points reflected the impact of the change in power outage charges and lower charges for amortization expense. In addition, as we ramped production on new products, cost reduction also contributed to the increase in gross margin.

Operating Expenses

Research and development (“R&D”) expense decreased $18 million in 2021 compared to 2020. The decrease was driven by lower facility costs of approximately $50 million due to restructuring and cost initiatives and approximately $20 million of lower travel related expenses due to COVID-19 restrictions, partially offset by higher employee compensation cost for additional headcount as we invested in research and development, and higher variable compensation cost due to improved earnings.

Selling, general and administrative (“SG&A”) expense decreased $48 million in 2021 compared to 2020. The decline was primarily driven by a $50 million reduction in expenses related to travel, marketing and outside services as a result of COVID-19 restrictions.

The gains recognized in Employee termination, asset impairment and other charges compared to the losses in the prior year primarily reflect gains on the disposal of assets associated with our business realignment activities. For additional information regarding employee termination, asset impairment and other charges, see Part II, Item 8, Note 16, Employee Termination, Asset Impairment and Other Charges, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Interest and Other Income (Expense)

The decreases in total interest and other expense, net in 2021 compared to 2020 primarily reflects a decrease in interest expense resulting from lower index rates and the pay-down of principal on our debt during 2021.

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

The following table sets forth income tax information from our Consolidated Statements of Operations by dollar and effective tax rate:

	2021	2020	2019
	(in millions, except percentages)
Income (loss) before taxes	$927	$(46)	$(287)
Income tax expense	106	204	467
Effective tax rate	11%	(443)%	(163)%

The primary drivers of the difference between the effective tax rate for 2021 and the U.S. Federal statutory rate of 21% are the relative mix of earnings and losses by jurisdiction, the deduction for foreign derived intangible income, credits and tax holidays in Malaysia, Philippines and Thailand that will expire at various dates during fiscal years 2021 through 2031.

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

For additional information regarding Income tax expense (benefit), see Part II, Item 8, Note 14, Income Tax Expense, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

A discussion of our results of operations for 2019, including a comparison of such results of operations to 2020, is included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended July 3, 2020 filed with the Securities and Exchange Commission on August 28, 2020.

Liquidity and Capital Resources

The following table summarizes our statements of cash flows:

	2021	2020	2019
	(in millions)
Net cash provided by (used in):
Operating activities	$1,898	$824	$1,547
Investing activities	(765)	278	(1,272)
Financing activities	(817)	(1,508)	(1,829)
Effect of exchange rate changes on cash	6	(1)	4
Net increase (decrease) in cash and cash equivalents	$322	$(407)	$(1,550)

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

During fiscal 2022, we expect expenditures for property, plant and equipment for our company plus our portion of the capital expenditures by our Flash Ventures joint venture with Kioxia for its operations to aggregate to $3.1 billion. After consideration of the Flash Ventures’ lease financing of its capital expenditures and net operating cash flow, we expect net cash used for our purchases of property, plant and equipment and net activity in notes receivable relating to Flash Ventures to be a cash outflow of approximately $2.0 billion during fiscal 2022. The total expected cash to be used could vary depending on the timing and completion of various capital projects and the availability, timing and terms of related financing.
A total of $1.99 billion and $2.12 billion of our Cash and cash equivalents was held outside of the U.S. as of July 2, 2021 and July 3, 2020, respectively. There are no material tax consequences that were not previously accrued for on the repatriation of this cash.

Operating Activities

Cash flow from operating activities primarily consists of net income, adjusted for non-cash charges, plus or minus changes in operating assets and liabilities. This represents our principal source of cash. Net cash used for changes in operating assets and liabilities was $175 million for 2021, as compared to $757 million for 2020. Changes in our operating assets and liabilities are largely affected by our working capital requirements, which are dependent on the effective management of our cash conversion cycle as well as timing of payments for taxes. Our cash conversion cycle measures how quickly we can convert our products into cash through sales. At the end of the respective fourth quarters, the cash conversion cycles were as follows:

	2021	2020	2019
	(in days)
Days sales outstanding	42	50	30
Days in inventory	98	87	94
Days payables outstanding	(63)	(67)	(54)
Cash conversion cycle	77	70	70

Changes in days sales outstanding (“DSO”) are generally due to the linearity of timing of shipments. Changes in days in inventory (“DIO”) are generally related to the timing of inventory builds. Changes in days payables outstanding (“DPO”) are generally related to production volume and the timing of purchases during the period. From time to time, we modify the timing of payments to our vendors. We make modifications primarily to manage our vendor relationships and to manage our cash flows, including our cash balances. Generally, we make the payment term modifications through negotiations with our vendors or by granting to, or receiving from, our vendors’ payment term accommodations.

For 2021, DSO decreased by 8 days over the prior year, reflecting more linearity in the timing of shipments and more favorable customer terms, partially offset by an increase of approximately 2 days for lower factoring of receivables. We have seen no significant deterioration in our receivables as a result of COVID-19. DIO increased by 11 days over the prior year, reflecting higher stocking levels of HDD inventory to serve anticipated demand growth and better output from Flash Ventures as production ramped up at the new fabrication sites. DPO decreased by 4 days over the prior year, primarily reflecting resumptions of flash production volumes and ramp up of production of new drives as well as routine variations in the timing of purchases and payments during the period.

Investing Activities

Net cash used in investing activities in 2021 primarily consisted of $1.1 billion in capital expenditures, partially offset by a $231 million net decrease in notes receivable issuances to Flash Ventures and proceeds of $143 million from the disposal of property, plant and equipment, primarily related to our business realignment activities. Net cash provided by investing activities in 2020 primarily consisted of a $931 million net decrease in notes receivable issuances to Flash Ventures, partially offset by $647 million of capital expenditures.

Our cash equivalents are primarily invested in money market funds that invest in U.S. Treasury securities and U.S. Government agency securities. In addition, from time to time, we invest directly in U.S. Treasury securities, U.S. and international government agency securities, certificates of deposit, asset backed securities and corporate and municipal notes and bonds.

Financing Activities

During 2021, net cash used in financing activities primarily consisted of $886 million for repayment of debt, which included $600 million in voluntary prepayments on our Term Loan B-4, and $56 million for taxes paid on vested stock awards under employee stock plans, partially offset by $134 million of cash from the issuance of stock under our employee stock plans. Net cash used in financing activities in 2020 primarily consisted of $982 million for the repayment of debt, which included $725 million in voluntary prepayments on our Term Loan B-4, $595 million to pay dividends on our common stock, and $72 million for taxes paid with respect to vested stock awards under our employee stock plans, partially offset by $141 million of cash from the issuance of stock under our employee stock plans. On July 19, 2021, we made an incremental voluntary prepayment of $150 million on our Term Loan B-4.

A discussion of our cash flows for the year ended June 28, 2019 is included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, included in our Annual Report on Form 10-K for the year ended July 3, 2020 filed with the Securities and Exchange Commission on August 28, 2020.

Off-Balance Sheet Arrangements

Other than the commitments related to Flash Ventures incurred in the normal course of business and certain indemnification provisions (see “Short and Long-term Liquidity-Indemnifications” below), we do not have any other material off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets, or any other obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not included in the Consolidated Financial Statements. Additionally, with the exception of Flash Ventures and our joint venture with Unisplendour Corporation Limited and Unissoft (Wuxi) Group Co. Ltd. (“Unis”), referred to as the “Unis Venture”, we do not have an interest in, or relationships with, any variable interest entities. For additional information regarding our off-balance sheet arrangements, see Part II, Item 8, Note 9, Related Parties and Related Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Short and Long-term Liquidity

Contractual Obligations and Commitments

The following is a summary of our known contractual cash obligations and commercial commitments as of July 2, 2021:

	Total	1 Year (2022)	2-3 Years (2023-2024)	4-5 Years (2025-2026)	More than 5 Years (Beyond 2026)
	(in millions)
Long-term debt, including current portion(1)	$8,825	$251	$6,274	$2,300	$—
Interest on debt	833	269	345	219	—
Flash Ventures related commitments(2)	5,952	2,970	2,046	830	106
Operating leases	284	40	67	61	116
Purchase obligations and other commitments	3,716	2,541	837	168	170
Mandatory Deemed Repatriation Tax	925	106	283	536	—
Total	$20,535	$6,177	$9,852	$4,114	$392

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

Debt

In addition to our existing debt, we have $2.25 billion available under our revolving credit facility, subject to customary conditions under the credit agreement. Additional information regarding our indebtedness, including information about availability under our revolving credit facility and the principal repayment terms, interest rates, covenants and other key terms of our outstanding indebtedness, is included in Part II, Item 8, Note 7, Debt, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. The credit agreement governing our revolving credit facility and our term loan A-1 due 2023 requires us to comply with certain financial covenants, consisting of a leverage ratio and an interest coverage ratio. As of July 2, 2021, we were in compliance with these financial covenants.

Flash Ventures

Flash Ventures sells to and leases back from a consortium of financial institutions a portion of its tools and has entered into equipment lease agreements of which we guarantee half or all of the outstanding obligations under each lease agreement. The leases are subject to customary covenants and cancellation events that relate to Flash Ventures and each of the guarantors. The occurrence of a cancellation event could result in an acceleration of the lease obligations and a call on our guarantees. As of July 2, 2021, we were in compliance with all covenants under these Japanese lease facilities. See Part II, Item 8, Note 9, Related Parties and Related Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding Flash Ventures.

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

Mandatory Deemed Repatriation Tax

The following is a summary of our estimated mandatory deemed repatriation tax obligations under the 2017 Act that are payable in the following fiscal years (in millions):

July 2, 2021
2022	$106
2023	104
2024	179
2025	238
2026	298
Total	$925

For additional information regarding our estimate of the total tax liability for the mandatory deemed repatriation tax, see Part II, Item 8, Note 13, Income Tax Expense, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 28, 2019.

Unrecognized Tax Benefits

As of July 2, 2021, the liability for unrecognized tax benefits (excluding accrued interest and penalties) was approximately $748 million. Accrued interest and penalties related to unrecognized tax benefits as of July 2, 2021 was approximately $138 million. Of these amounts, approximately $750 million could result in potential cash payments. We are not able to provide a reasonable estimate of the timing of future tax payments related to these obligations.

Interest Rate Swap

We have generally held a balance of fixed and variable rate debt. At July 2, 2021, we had $5.43 billion of variable rate debt, comprising 61% of the par value of our debt. To balance the portfolio and moderate our exposure to fluctuations in interest rates underlying our variable debt, we entered into pay-fixed interest rate swaps on $2.00 billion notional amount, which effectively converts a portion of our term loan to fixed rates through February 2023. After giving effect to the $2.00 billion of interest rate swaps, we effectively had $3.43 billion of Long-term debt subject to variations in interest rates and a one percent increase in the variable rate of interest would increase annual interest expense by $34 million.

Foreign Exchange Contracts

We purchase foreign exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for Operating expenses and product costs denominated in foreign currencies. For a description of our current foreign exchange contract commitments, see Part II, Item 8, Note 6, Derivative Instruments and Hedging Activities, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program for the repurchase of up to $5.00 billion of our common stock, which authorization is effective through July 25, 2023. For the year ended July 2, 2021, we did not make any stock repurchases and have not repurchased any shares of our common stock pursuant to our stock repurchase program since the first quarter of fiscal 2019. Although we will reevaluate the repurchasing of our common stock when appropriate, there can be no assurance if, when or at what level we may resume such activity. The remaining amount available to be repurchased under our current stock repurchase program as of July 2, 2021 was $4.50 billion. Repurchases under the stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan.

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

Revenue

We provide distributors and retailers (collectively referred to as “resellers”) with limited price protection for inventories held by resellers at the time of published list price reductions. We also provide resellers and OEMs with other sales incentive programs. The Company records estimated variable consideration related to these items as a reduction to revenue at the time of revenue recognition. We use judgment in our assessment of variable consideration in contracts to be included in the transaction price. We use the expected value method to arrive at the amount of variable consideration. The Company constrains variable consideration until the likelihood of a significant revenue reversal is not probable and believes that the expected value method is the appropriate estimate of the amount of variable consideration based on the fact that we have a large number of contracts with similar characteristics.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Disclosure About Foreign Currency Risk

Although the majority of our transactions are in U.S. dollars, some transactions are based in various foreign currencies. We purchase short-term foreign exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, liabilities and commitments for product costs and Operating expenses denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on our results of operations. Substantially all of the contract maturity dates do not exceed 12 months. We do not purchase foreign exchange contracts for speculative or trading purposes. For additional information, see Part II, Item 8, Note 5, Fair Value Measurements and Investments, and Note 6, Derivative Instruments and Hedging Activities, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Due to macroeconomic changes and volatility experienced in the foreign exchange market recently, we believe sensitivity analysis is more informative in representing the potential impact to the portfolio as a result of market movement. Therefore, we have performed sensitivity analyses for 2021 and 2020, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our foreign currency derivative contracts used to offset the underlying exposures. The foreign currency exchange rates used in performing the sensitivity analyses were based on market rates in effect at July 2, 2021 and July 3, 2020. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar would result in a foreign exchange fair value loss of $183 million and $135 million at July 2, 2021 and July 3, 2020, respectively.

During 2021, 2020 and 2019, total net realized and unrealized transaction and foreign exchange contract currency gains and losses were not material to our Consolidated Financial Statements.

Notwithstanding our efforts to mitigate some foreign exchange risks, we do not hedge all of our foreign currency exposures, and there can be no assurance that our mitigating activities related to the exposures that we hedge will adequately protect us against risks associated with foreign currency fluctuations.

Disclosure About Interest Rate Risk

Variable Interest Rate Risk

Borrowings under our revolving credit facility and our term loan A-1 due 2023 bear interest at a rate per annum, at our option, of either an adjusted LIBOR (subject to a 0.0% floor) plus an applicable margin varying from 1.125% to 2.000% or a base rate plus an applicable margin varying from 0.125% to 1.000%, in each case depending on our corporate credit ratings. As of July 2, 2021, the applicable margin based on our current credit ratings was 1.5%. Borrowings under our term loan B-4 due 2023 bear interest at a rate per annum, at our option, of either an adjusted LIBOR (subject to a 0.0% floor) plus a margin of 1.75% or a base rate plus a margin of 0.75%.

We have generally held a balance of fixed and variable rate debt. As of July 2, 2021, we had $5.43 billion of variable rate debt, representing 61% of the par value of our debt. To balance the portfolio and moderate our exposure to fluctuations in interest rates underlying our variable debt, we entered into pay-fixed interest rate swaps on $2.00 billion notional amount, which effectively converts a portion of our term loan to fixed rates through February 2023. After giving effect to the $2.00 billion of interest rate swaps, we effectively had $3.43 billion of Long-term debt subject to variations in interest rates and a one percent increase in the variable rate of interest would increase annual interest expense by $34 million.

For additional information regarding our variable interest rate debt, see Part II, Item 8, Note 7, Debt, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Western Digital Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Western Digital Corporation and subsidiaries (the Company) as of July 2, 2021 and July 3, 2020, the related consolidated statements of operations, comprehensive income (loss), cash flows and shareholders’ equity for each of the years in the three-year period ended July 2, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of July 2, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 2, 2021 and July 3, 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended July 2, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 2, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process of determining the variable consideration for sales to resellers, including controls related to the development of the assumption of anticipated price decreases during the reseller holding period. We evaluated the Company’s ability to accurately estimate the assumptions used to determine the variable consideration by comparing historically recorded variable consideration to actual subsequent payments and credits. We developed an expectation of the variable consideration for resellers based on historically recorded variable consideration, subsequent payments and credits issued and then compared our expectation to the actual variable consideration recorded.

/s/ KPMG LLP

We have served as the Company’s auditor since 1970.

Santa Clara, California
August 26, 2021

WESTERN DIGITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	July 2, 2021	July 3, 2020

ASSETS
Current assets:
Cash and cash equivalents	$3,370	$3,048
Accounts receivable, net	2,257	2,379
Inventories	3,616	3,070
Other current assets	514	551
Total current assets	9,757	9,048
Property, plant and equipment, net	3,188	2,854
Notes receivable and investments in Flash Ventures	1,586	1,875
Goodwill	10,066	10,067
Other intangible assets, net	442	941
Other non-current assets	1,093	877
Total assets	$26,132	$25,662
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,934	$1,945
Accounts payable to related parties	398	407
Accrued expenses	1,653	1,296
Accrued compensation	634	472
Current portion of long-term debt	251	286
Total current liabilities	4,870	4,406
Long-term debt	8,474	9,289
Other liabilities	2,067	2,416
Total liabilities	15,411	16,111
Commitments and contingencies (Notes 9, 10, 14 and 17)
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized — 5 shares; issued and outstanding — none	—	—
Common stock, $0.01 par value; authorized — 450 shares; issued — 312 shares in 2021 and 2020; outstanding — 308 shares in 2021 and 302 shares in 2020	3	3
Additional paid-in capital	3,608	3,717
Accumulated other comprehensive loss	(197)	(157)
Retained earnings	7,539	6,725
Treasury stock — common shares at cost; 4 shares in 2021 and 10 shares in 2020	(232)	(737)
Total shareholders’ equity	10,721	9,551
Total liabilities and shareholders’ equity	$26,132	$25,662

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended
	July 2, 2021	July 3, 2020	June 28, 2019
Revenue, net	$16,922	$16,736	$16,569
Cost of revenue	12,401	12,955	12,817
Gross profit	4,521	3,781	3,752
Operating expenses:
Research and development	2,243	2,261	2,182
Selling, general and administrative	1,105	1,153	1,317
Employee termination, asset impairment, and other charges	(47)	32	166
Total operating expenses	3,301	3,446	3,665
Operating income	1,220	335	87
Interest and other income (expense):
Interest income	7	28	57
Interest expense	(326)	(413)	(469)
Other income, net	26	4	38
Total interest and other expense, net	(293)	(381)	(374)
Income (loss) before taxes	927	(46)	(287)
Income tax expense	106	204	467
Net income (loss)	$821	$(250)	$(754)

Income (loss) per common share
Basic	$2.69	$(0.84)	$(2.58)
Diluted	$2.66	$(0.84)	$(2.58)
Weighted average shares outstanding:
Basic	305	298	292
Diluted	309	298	292

Cash dividends declared per share	$—	$1.50	$2.00

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended
	July 2, 2021	July 3, 2020	June 28, 2019
Net income (loss)	$821	$(250)	$(754)
Other comprehensive loss, before tax:
Actuarial pension gain (loss)	27	(1)	(39)
Foreign currency translation adjustment	(36)	(7)	28
Net unrealized loss on derivative contracts	(33)	(93)	(39)
Total other comprehensive loss, before tax	(42)	(101)	(50)
Income tax benefit related to items of other comprehensive loss, before tax	2	12	21
Other comprehensive loss, net of tax	(40)	(89)	(29)
Total comprehensive income (loss)	$781	$(339)	$(783)

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended
	July 2, 2021	July 3, 2020	June 28, 2019
Cash flows from operating activities
Net income (loss)	$821	$(250)	$(754)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	1,212	1,566	1,812
Stock-based compensation	318	308	306
Deferred income taxes	(242)	(82)	374
Loss (gain) on disposal of assets	(70)	(7)	39
Amortization of debt issuance costs and discounts	40	40	38
Other non-cash operating activities, net	(6)	6	(8)
Changes in:
Accounts receivable, net	121	(1,175)	993
Inventories	(546)	200	(339)
Accounts payable	11	192	(588)
Accounts payable to related parties	(9)	75	72
Accrued expenses	352	184	(42)
Accrued compensation	162	124	(135)
Other assets and liabilities, net	(266)	(357)	(221)
Net cash provided by operating activities	1,898	824	1,547
Cash flows from investing activities
Purchases of property, plant and equipment	(1,146)	(647)	(876)
Proceeds from the sale of property, plant and equipment	143	—	119
Acquisitions, net of cash acquired	—	(22)	—
Purchases of investments	—	—	(79)
Proceeds from sale of investments	—	—	175
Proceeds from maturities of investments	—	—	7
Notes receivable issuances to Flash Ventures	(541)	(353)	(1,364)
Notes receivable proceeds from Flash Ventures	772	1,284	766
Strategic investments and other, net	7	16	(20)
Net cash provided by (used in) investing activities	(765)	278	(1,272)
Cash flows from financing activities
Issuance of stock under employee stock plans	134	141	118
Taxes paid on vested stock awards under employee stock plans	(56)	(72)	(115)
Repurchases of common stock	—	—	(563)
Dividends paid to shareholders	—	(595)	(584)
Repayment of government grants	(9)	—	—
Repayment of debt	(886)	(982)	(181)
Repayment of revolving credit facility	—	—	(500)
Debt issuance costs	—	—	(4)
Net cash used in financing activities	(817)	(1,508)	(1,829)
Effect of exchange rate changes on cash	6	(1)	4
Net increase (decrease) in cash and cash equivalents	322	(407)	(1,550)
Cash and cash equivalents, beginning of year	3,048	3,455	5,005
Cash and cash equivalents, end of year	$3,370	$3,048	$3,455
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$348	$341	$377
Cash paid for interest	$283	$372	$431

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 29, 2018	312	$3	(16)	$(1,444)	$4,254	$(39)	$8,757	$11,531
Net loss	—	—	—	—	—	—	(754)	(754)
Employee stock plans	—	—	7	739	(736)	—	—	3
Adoption of new accounting standards	—	—	—	—	—	—	56	56
Stock-based compensation	—	—	—	—	306	—	—	306
Repurchases of common stock	—	—	(8)	(563)	—	—	—	(563)
Dividends to shareholders	—	—	—	—	27	—	(610)	(583)
Actuarial pension loss	—	—	—	—	—	(34)	—	(34)
Foreign currency translation adjustment	—	—	—	—	—	25	—	25
Net unrealized loss on derivative contracts	—	—	—	—	—	(20)	—	(20)
Balance at June 28, 2019	312	3	(17)	(1,268)	3,851	(68)	7,449	9,967
Net loss	—	—	—	—	—	—	(250)	(250)
Employee stock plans	—	—	7	531	(462)	—	—	69
Adoption of new accounting standards	—	—	—	—	—	—	(5)	(5)
Stock-based compensation	—	—	—	—	308	—	—	308
Dividends to shareholders	—	—	—	—	20	—	(469)	(449)
Actuarial pension loss	—	—	—	—	—	(5)	—	(5)
Foreign currency translation adjustment	—	—	—	—	—	(6)	—	(6)
Net unrealized loss on derivative contracts	—	—	—	—	—	(78)	—	(78)
Balance at July 3, 2020	312	3	(10)	(737)	3,717	(157)	6,725	9,551
Net income	—	—	—	—	—	—	821	821
Adoption of New Accounting Standard	—	—	—	—	—	—	(7)	(7)
Employee stock plans	—	—	6	505	(427)	—	—	78
Stock-based compensation	—	—	—	—	318	—	—	318
Actuarial pension gain	—	—	—	—	—	23	—	23
Foreign currency translation adjustment	—	—	—	—	—	(36)	—	(36)
Net unrealized loss on derivative contracts	—	—	—	—	—	(27)	—	(27)
Balance at July 2, 2021	312	$3	(4)	$(232)	$3,608	$(197)	$7,539	$10,721

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

The Company’s broad portfolio of technology and products address the following key end markets: Client Devices; Data Center Devices and Solutions; and Client Solutions. The Company also generates license and royalty revenue from its extensive intellectual property (“IP”) portfolio, which is included in each of these three end market categories.

Basis of Presentation

The Company has prepared its Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and has adopted accounting policies and practices which are generally accepted in the industry in which it operates. The Company’s significant accounting policies are summarized below.

Fiscal Year

The Company’s fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every five to six years, the Company reports a 53-week fiscal year to align the fiscal year with the foregoing policy. Fiscal years 2021 and 2019, which ended on July 2, 2021 and June 28, 2019, respectively, are comprised of 52 weeks, with all quarters presented consisting of 13 weeks. Fiscal year 2020, which ended on July 3, 2020, was comprised of 53 weeks, with the first quarter consisting of 14 weeks and the remaining quarters consisting of 13 weeks each.

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

Use of Estimates

Company management has made estimates and assumptions relating to the reporting of certain assets and liabilities in conformity with U.S. GAAP. These estimates and assumptions have been applied using methodologies that are consistent throughout the periods presented with consideration given to the potential impacts of the ongoing COVID-19 pandemic. However, actual results could differ materially from these estimates and be significantly affected by the severity and duration of the pandemic, the extent of actions to contain or treat COVID-19, the timing, distribution, efficacy and public acceptance of vaccines around the world, any possible resurgence of COVID-19, including the emergence of more contagious or vaccine-resistant variants and how quickly and to what extent normal economic and operating activity can resume.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity Investments

The Company enters into certain strategic investments for the promotion of business and strategic objectives. The equity method of accounting is used if the Company’s ownership interest is greater than or equal to 20% but less than a majority or where the Company has the ability to exercise significant influence over operating and financial policies. The Company’s equity in the earnings or losses in equity-method investments is recognized in Other income, net, in the Consolidated Statements of Operations.

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

Goodwill and Other Long-Lived Assets

Goodwill is not amortized. Instead, it is tested for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that goodwill may be impaired. The Company performs an annual impairment test as of the beginning of its fiscal fourth quarter. The Company uses qualitative factors to determine whether goodwill is more likely than not impaired and whether a quantitative test for impairment is considered necessary. If the Company concludes from the qualitative assessment that goodwill is more likely than not impaired, the Company is required to perform a quantitative approach to determine the amount of impairment. The Company’s assessment resulted in no impairment of goodwill in 2021, 2020, or 2019.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other long-lived intangible assets are amortized over their estimated useful lives based on the pattern in which the economic benefits are expected to be received. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If impairment is indicated, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The estimates of fair value require evaluation of future market conditions and product lifecycles as well as projected revenue, earnings and cash flow. See Note 4, Supplemental Financial Statement Data, for additional disclosures related to the Company’s other intangible assets.

Revenue and Accounts Receivable

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which superseded the requirements in Accounting Standards Codification (“ASC”) 605 “Revenue Recognition” (Topic 605)”. Topic 606 outlines a comprehensive five-step revenue recognition model based on the principle that an entity should recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Topic 606 also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted Topic 606 effective June 30, 2018, using the modified retrospective method to all contracts that were not completed contracts as of the beginning of the fiscal year. The cumulative effect of adopting Topic 606 was a post-tax increase to the opening retained earnings of $56 million as of June 30, 2018, which was primarily related to the Company’s license and royalty revenue arrangements. These arrangements had no remaining performance obligations but were previously recognized under Topic 605 when they were reported to the Company by its licensees, which was generally one quarter in arrears from the licensees’ sales of the licensed products. Adoption of the standard did not have a material impact on the Company’s financial position, results of operations, and cash flows.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company provides distributors and retailers (collectively referred to as “resellers”) with limited price protection for inventories held by resellers at the time of published list price reductions. The Company also provides resellers and original equipment manufacturers (“OEMs”) with other sales incentive programs. The Company records estimated variable consideration related to these items as a reduction to revenue at the time of revenue recognition. The Company uses judgment in its assessment of variable consideration in contracts to be included in the transaction price. The Company uses the expected value method to arrive at the amount of variable consideration. The Company constrains variable consideration until the likelihood of a significant revenue reversal is not probable and believes that the expected value method is the appropriate estimate of the amount of variable consideration based on the fact that the Company has a large number of contracts with similar characteristics.

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

The Company records an allowance for doubtful accounts by analyzing specific customer accounts and assessing the risk of loss based on insolvency or other collection issues. In addition, the Company routinely analyzes the various receivable aging categories to establish reserves based on a combination of past due receivables and expected future losses. If the financial condition of a significant customer deteriorates resulting in its inability to pay its accounts when due, or if the Company’s overall loss trajectory changes significantly, an adjustment in the Company’s allowance for doubtful accounts would be required, which could materially affect operating results.

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

Advertising Expense

Advertising costs are expensed as incurred and amounted to $84 million, $93 million and $107 million in 2021, 2020 and 2019, respectively. These expenses are included in Selling, general and administrative in the Consolidated Statements of Operations.

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

Derivative Contracts

The majority of the Company’s transactions are in U.S. dollars; however, some transactions are based in various foreign currencies. The Company purchases foreign exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, liabilities and commitments for Operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedging transactions is to minimize the impact of foreign currency fluctuations on the Company’s results of operations. Substantially all of these contract maturity dates do not exceed 12 months. All foreign exchange contracts are for risk management purposes only. The Company does not purchase foreign exchange contracts for speculative or trading purposes. The Company had foreign exchange contracts with commercial banks for British pound sterling, European euro, Japanese yen, Malaysian ringgit, Philippine peso, Thai baht, Korean won and Israeli shekel, which had an aggregate notional amount of $4.88 billion and $4.62 billion at July 2, 2021 and July 3, 2020, respectively.

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

A change in the fair value of undesignated hedges is recognized in earnings in the period incurred and is reported in Other income, net.

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

The Company reports the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. In addition, the other components of net benefit cost are presented in Other income, net in the Consolidated Statements of Operations.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.    Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 seeks to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, including trade receivables, and other commitments to extend credit held by a reporting entity at each reporting date. The amendments require an entity to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects current expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments are effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2019, which for the Company was the first quarter of fiscal 2021. The Company adopted this standard effective July 4, 2020 (the beginning of fiscal 2021) with no material impact on its Consolidated Financial Statements.

In November 2018, the FASB issued ASU No. 2018-18, “Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606” (“ASU 2018-18”). ASU 2018-18 clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. This ASU requires retrospective adoption to the date the Company adopted ASC 606 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings of the earliest annual period presented. The Company adopted this standard effective July 4, 2020 (the beginning of fiscal 2021) with no material impact on its Consolidated Financial Statements.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.    Revenues

The Company’s disaggregated revenue information is as follows:

	Year Ended
	2021	2020	2019
	(in millions)
Revenue by Product
HDD	$8,216	$8,967	$8,746
Flash-based	8,706	7,769	7,823
Total Revenue	$16,922	$16,736	$16,569

Revenue by End Market
Client Devices	$8,255	$7,160	$8,095
Data Center Devices & Solutions	4,950	6,228	5,038
Client Solutions	3,717	3,348	3,436
Total Revenue	$16,922	$16,736	$16,569

Contract assets represent the Company’s rights to consideration where performance obligations are completed but the customer payments are not due until another performance obligation is satisfied. The Company did not have any contract assets as of either July 2, 2021 or July 3, 2020. Contract liabilities relate to customers’ payments in advance of performance under the contract and primarily relate to remaining performance obligations under support and maintenance contracts. Contract liabilities as of July 2, 2021 and July 3, 2020 and changes in contract liabilities during fiscal years 2021 and 2020 were not material.

The Company incurs sales commissions and other direct incremental costs to obtain sales contracts. The Company has applied the practical expedient to recognize the direct incremental costs of obtaining contracts as an expense when incurred if the amortization period is expected to be one year or less or the amount is not material, with these costs charged to Selling, general and administrative expenses. Other direct incremental costs to obtain contracts that have an expected benefit of greater than one year are amortized over the period of expected cash flows from the related contracts, and the amortization expense is recorded as a reduction to revenue. Total capitalized contract costs and the related amortization as of July 2, 2021 and July 3, 2020 and for the years then ended, were not material.

The Company applies the practical expedients and does not disclose transaction price allocated to the remaining performance obligations for (i) arrangements that have an original expected duration of one year or less, which mainly consist of the support and maintenance contracts, and (ii) variable consideration amounts for sale-based or usage-based royalties for IP license arrangements, which typically range longer than one year. Remaining performance obligations are mainly attributed to right-to-access patent license arrangements and customer support and service contracts which will be recognized over the remaining contract period. The transaction price allocated to the remaining performance obligations as of July 2, 2021 was $71 million, which is mainly attributable to the functional IP license and service arrangements. The Company expects to recognize this amount as revenue as follows: $40 million in fiscal 2022, $30 million in fiscal 2023, and $1 million in fiscal 2024 and thereafter.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.    Supplemental Financial Statement Data

Accounts receivable, net

From time to time, in connection with factoring agreements, the Company sells trade accounts receivable without recourse to third party purchasers in exchange for cash. In 2021, 2020 and 2019, the Company sold trade accounts receivable and received cash proceeds of $233 million, $411 million and $1.02 billion, respectively. The discounts on the trade accounts receivable sold during the periods were not material and were recorded within Other income, net in the Consolidated Statements of Operations. As of July 2, 2021 and July 3, 2020, the amount of factored receivables that remained outstanding was $0 million and $113 million, respectively.

Inventories

	July 2, 2021	July 3, 2020
	(in millions)
Inventories:
Raw materials and component parts	$1,623	$1,306
Work-in-process	1,088	956
Finished goods	905	808
Total inventories	$3,616	$3,070

Property, plant and equipment, net

	July 2, 2021	July 3, 2020
	(in millions)
Property, plant and equipment:
Land	$278	$294
Buildings and improvements	1,854	1,837
Machinery and equipment	7,860	7,391
Computer equipment and software	440	429
Furniture and fixtures	51	52
Construction-in-process	476	297
Property, plant and equipment, gross	10,959	10,300
Accumulated depreciation	(7,771)	(7,446)
Property, plant and equipment, net	$3,188	$2,854

Depreciation expense of property, plant and equipment totaled $726 million, $797 million and $844 million in 2021, 2020 and 2019, respectively.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

Carrying Amount
(in millions)
Balance at June 28, 2019	$10,076
Goodwill recorded in connection with acquisitions	14
Purchase price adjustments to goodwill	(21)
Foreign currency translation adjustment	(2)
Balance at July 3, 2020	10,067
Foreign currency translation adjustment	(1)
Balance at July 2, 2021	$10,066

Acquisition

On September 10, 2019, the Company acquired substantially all the assets of Kazan Networks, Inc., an innovator in high-performance networking and non-volatile memory express over fabrics technology, and an industry leader in application-specific integrated circuit and adapter solutions to connect storage platforms and systems over ethernet fabrics. The purchase price of this acquisition was $22 million in cash, with net assets acquired primarily consisting of IPR&D of $8 million and $14 million allocated to Goodwill. Goodwill is primarily attributable to the benefits the Company expects to derive from diversifying product offerings in its Data Center Devices and Solutions and Client Solutions end markets as well as the acquired workforce. The expenses incurred by the Company related to the acquisition as well as the revenues and earnings related to the acquisition were not material to the Consolidated Financial Statements.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets

The following tables present intangible assets as of July 2, 2021 and July 3, 2020:

	July 2, 2021
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in millions)
Finite:
Existing technology	3	$4,231	$(4,165)	$66
Trade names and trademarks	7	647	(486)	161
Customer relationships	6	618	(491)	127
Leasehold interests	31	12	(4)	8
Total finite intangible assets		5,508	(5,146)	362
In-process research and development		80	—	80
Total intangible assets		$5,588	$(5,146)	$442

	July 3, 2020
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in millions)
Finite:
Existing technology	3	$4,248	$(3,852)	$396
Trade names and trademarks	7	648	(398)	250
Customer relationships	6	616	(423)	193
Leasehold interests	31	29	(7)	22
Total finite intangible assets		5,541	(4,680)	861
In-process research and development		80	—	80
Total intangible assets		$5,621	$(4,680)	$941

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

During 2021, 2020 and 2019, the Company did not record any impairment charges related to intangible assets.

Intangible assets are amortized over the estimated useful lives based on the pattern in which the economic benefits are expected to be received. Intangible asset amortization was as follows:

	2021	2020	2019
	(in millions)
Intangible asset amortization	$486	$769	$968

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents estimated future amortization expense for intangible assets currently subject to amortization as of July 2, 2021:

Future Intangible Asset Amortization Expenses
(in millions)
Fiscal year:
2022	$221
2023	134
2024 and thereafter	7
Total future amortization expense	$362

Product warranty liability

Changes in the warranty accrual were as follows:

	2021	2020	2019
	(in millions)
Warranty accrual, beginning of period	$408	$350	$318
Charges to operations	137	203	162
Utilization	(106)	(151)	(142)
Changes in estimate related to pre-existing warranties	(76)	6	12
Warranty accrual, end of period	$363	$408	$350

The current portion of the warranty accrual is classified in Accrued expenses and the long-term portion is classified in Other liabilities as noted below:

	2021	2020
	(in millions)
Warranty accrual
Current portion (included in Accrued expenses)	$175	$205
Long-term portion (included in Other liabilities)	188	203
Total warranty accrual	$363	$408

Other liabilities

	2021	2020
	(in millions)
Other liabilities:
Non-current net tax payable	$684	$815
Payables related to unrecognized tax benefits	750	720
Other non-current liabilities	633	881
Total other liabilities	$2,067	$2,416

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) (“AOCI”), net of tax refers to expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income. The following table illustrates the changes in the balances of each component of AOCI:

	Actuarial Pension Gains (Losses)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivative Contracts	Total Accumulated Comprehensive Income (Loss)
	(in millions)
Balance at June 28, 2019	$(53)	$4	$(19)	$(68)
Other comprehensive loss before reclassifications	(1)	(7)	(87)	(95)
Amounts reclassified from accumulated other comprehensive loss	—	—	(6)	(6)
Income tax benefit (expense) related to items of other comprehensive loss	(4)	1	15	12
Net current-period other comprehensive loss	(5)	(6)	(78)	(89)
Balance at July 3, 2020	(58)	(2)	(97)	(157)
Other comprehensive income (loss) before reclassifications	27	(36)	42	33
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(75)	(75)
Income tax benefit (expense) related to items of other comprehensive income (loss)	(4)	—	6	2
Net current-period other comprehensive income (loss)	23	(36)	(27)	(40)
Balance at July 2, 2021	$(35)	$(38)	$(124)	$(197)

During 2021, the amounts reclassified out of AOCI included losses of $50 million on interest rate swap contracts that were charged to Interest expense and losses of $25 million related to foreign exchange contracts that were substantially all charged to Cost of revenue in the Consolidated Statements of Operations. During 2020, the amounts reclassified out of AOCI primarily related to foreign exchange contracts and were substantially all charged to Cost of revenue in the Consolidated Statements of Operations.

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

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of July 2, 2021 and July 3, 2020, and indicate the fair value hierarchy of the valuation techniques utilized to determine such values:

	July 2, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents - Money market funds	$1,283	$—	$—	$1,283
Foreign exchange contracts	—	14	—	14
Total assets at fair value	$1,283	$14	$—	$1,297
Liabilities:
Foreign exchange contracts	$—	$65	$—	$65
Interest rate swap contract	—	80	—	80
Total liabilities at fair value	$—	$145	$—	$145

	July 3, 2020
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents - Money market funds	$1,079	$—	$—	$1,079
Foreign exchange contracts	—	28	—	28
Total assets at fair value	$1,079	$28	$—	$1,107
Liabilities:
Foreign exchange contracts	$—	$9	$—	$9
Interest rate swap contract	—	133	—	133
Total liabilities at fair value	$—	$142	$—	$142

Money Market Funds. The Company’s money market funds are funds that invest in U.S. Treasury and U.S. Government agency securities. Money market funds are valued based on quoted market prices.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Exchange Contracts. The Company’s foreign exchange contracts are short-term contracts to hedge the Company’s foreign currency risk. Foreign exchange contracts are valued using an income approach that is based on a present value of future cash flows model. The market-based observable inputs for the model include forward rates and credit default swap rates. For more information on the Company’s foreign exchange contracts, see Note 6, Derivative Instruments and Hedging Activities. Derivative assets and liabilities are reflected in the Company’s Consolidated Balance Sheet under Other current assets and Accrued expenses, respectively.

Interest Rate Swaps. The Company’s interest rate swaps are long-term contracts to hedge the Company’s variable rate debt risk. Interest rate swaps are valued based on estimated present value of future cash flows model. The market-based observable inputs for the model include interest rate curves and credit valuation adjustments based on published credit default swap curves.

During 2021 and 2020, the Company had no transfers of financial assets and liabilities between levels and there were no changes in valuation techniques and the inputs used in the fair value measurement.

Financial Instruments Not Carried at Fair Value

For financial instruments where the carrying value (which includes principal adjusted for any unamortized issuance costs, and discounts or premiums) differs from fair value (which is based on quoted market prices), the following table represents the related carrying value and fair value for each of the Company’s outstanding financial instruments. Each of the financial instruments presented below was categorized as Level 2 for all periods presented, based on the frequency of trading immediately prior to the end of the fourth quarter of 2021 and the fourth quarter of 2020, respectively.

	July 2, 2021		July 3, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
0.50% convertible senior notes due 2020	$—	$—	$34	$30
Variable interest rate Term Loan A-1 maturing 2023	4,327	4,346	4,576	4,474
Variable interest rate Term Loan B-4 maturing 2023	1,093	1,094	1,692	1,656
1.50% convertible notes due 2024	1,017	1,173	987	1,036
4.75% senior unsecured notes due 2026	2,288	2,556	2,286	2,428
Total	$8,725	$9,169	$9,575	$9,624

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.    Derivative Instruments and Hedging Activities

As of July 2, 2021, the Company had outstanding foreign exchange forward contracts that were designated as either cash flow hedges or non-designated hedges. Substantially all of the contract maturity dates of these foreign exchange forward contracts do not exceed 12 months. In addition, the Company had outstanding pay-fixed interest rate swaps that were designated as cash flow hedges of variable rate interest payments on a portion of its term loans through February 2023.

As of July 2, 2021, the amount of existing net losses related to cash flow hedges recorded in AOCI included $30 million related to the Company’s interest rate swaps that is expected to be reclassified to earnings after twelve months. In addition, as of July 2, 2021, the Company did not have any foreign exchange forward contracts with credit-risk-related contingent features.

Changes in fair values of the non-designated foreign exchange contracts are recognized in Other income, net and are largely offset by corresponding changes in the fair values of the foreign currency denominated monetary assets and liabilities. For each of 2021, 2020 and 2019, total net realized and unrealized transaction and foreign exchange contract currency gains and losses were not material to the Company’s Consolidated Financial Statements.

Netting Arrangements

Under certain provisions and conditions within agreements with counterparties to the Company’s foreign exchange forward contracts, subject to applicable requirements, the Company has the right of offset associated with the Company’s foreign exchange forward contracts and is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. As of July 2, 2021 and July 3, 2020, the effect of rights of offset was not material and the Company did not offset or net the fair value amounts of derivative instruments in its Consolidated Balance Sheets.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.    Debt

Debt consisted of the following as of July 2, 2021 and July 3, 2020:

	July 2, 2021	July 3, 2020
	(in millions)
0.50% convertible senior notes due 2020	$—	$35
Variable interest rate Term Loan A-1 maturing 2023	4,332	4,583
Variable interest rate Term Loan B-4 maturing 2023	1,093	1,693
1.50% convertible notes due 2024	1,100	1,100
4.75% senior unsecured notes due 2026	2,300	2,300
Total debt	8,825	9,711
Issuance costs and debt discounts	(100)	(136)
Subtotal	8,725	9,575
Less current portion of long-term debt	(251)	(286)
Long-term debt	$8,474	$9,289

The Company has a credit agreement originally entered into on April 29, 2016 and most recently amended in July 2020 (as amended, the “Credit Agreement”), that provides for, among other things, (i) a $2.25 billion revolving credit facility maturing in 2023 (the “Revolving Facility”), (ii) a term loan A-1 due 2023 (the “Term Loan A-1”), and (iii) a term loan B-4 due 2023 (the “Term Loan B-4”).

Borrowings under the revolving credit facility bear interest at a rate equal to, at the Company’s option, either an adjusted LIBOR rate, subject to a 0.00% floor, plus an applicable margin varying from 1.125% to 2.000% or a base rate plus an applicable margin varying from 0.125% to 1.000%, in each case depending on the Company’s corporate credit ratings. During 2018, the Company repaid the previously outstanding borrowings under its revolving credit facility. At July 2, 2021, the Company’s borrowing capacity under the revolving credit facility was $2.25 billion.

The Term Loan A-1 bears interest at a rate equal to, at the Company’s option, either an adjusted LIBOR rate, subject to a 0.00% floor, plus an applicable margin varying from 1.125% to 2.000% or a base rate plus an applicable margin varying from 0.125% to 1.000%, in each case depending on the Company’s corporate credit ratings. Currently the Company has selected the LIBOR rate option, and the applicable rate was 1.60% as of July 2, 2021. Principal payments are due in quarterly installments of 1.250% per quarter through December 2022, with the remaining balance payable on February 27, 2023. The Term Loan A-1 issuance costs are amortized to interest expense over the term of the loan, and as of July 2, 2021, issuance costs of $5 million remained unamortized.

The Term Loan B-4 bears interest at a rate equal to, at the Company’s option, either an adjusted LIBOR rate, subject to a 0.00% floor, plus 1.75% or a base rate plus 0.75%. Currently the Company has selected the LIBOR rate option, and the applicable interest rate was 1.85% as of July 2, 2021. During 2021, the Company made aggregate voluntary prepayments of $600 million on its Term Loan B-4, which was applied toward the remaining scheduled amortization and the remainder towards the principal due at maturity. As of July 2, 2021, there are no longer any scheduled amortization payments due under the Term Loan B-4 prior to its maturity on April 29, 2023. As of July 2, 2021, issuance costs of less than $1 million remained unamortized. On July 19, 2021, the Company made an incremental voluntary prepayment of $150 million on its Term Loan B-4.

In February 2018, the Company issued $1.10 billion aggregate principal amount of convertible senior notes due February 1, 2024 (the “2024 Convertible Notes”). The 2024 Convertible Notes bear interest at an annual rate of 1.50% with interest payable on February 1 and August 1 of each year. The Company is not required to make principal payments on the 2024 Convertible Notes prior to the maturity date. The 2024 Convertible Notes are jointly and severally guaranteed by the Company’s wholly owned subsidiary, Western Digital Technologies (“WDT”).

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 2024 Convertible Notes are convertible into cash, shares of the Company’s common stock, or a combination thereof at an initial conversion price of $121.91 per share of common stock. Holders of the 2024 Convertible Notes may freely convert their 2024 Convertible Notes on or after November 1, 2023 until the close of business on the business day immediately preceding the maturity date. Prior to November 1, 2023, holders may convert their 2024 Convertible Notes based on variations in market price of the Company’s common stock in relation to the conversion price or the trading price of the 2024 Convertible Notes or upon the occurrence of specified corporate events. As of July 2, 2021, none of the conditions allowing holders of the Convertible Notes to convert had been met. Since February 5, 2021, the Company may redeem all or part of the 2024 Convertible Notes, at its option, if the market price of the Company’s stock achieves certain levels.

The Company separately accounts for the liability and equity components of the 2024 Convertible Notes. The value of the liability component as of the date of issuance was recognized at the present value of its cash flows using a discount rate of 4.375%, the Company’s borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature, resulting in a debt discount of $165 million, which was allocated to equity as the value of the conversion feature. The 2024 Convertible Notes debt issuance costs were approximately $18 million, of which $15 million was allocated to the debt component and $3 million was allocated to equity. The debt discount and issuance costs are amortized to interest expense over the term of the 2024 Convertible Notes. As of July 2, 2021, debt discount and issuance costs of $83 million remained unamortized.

In February 2018, the Company issued $2.30 billion aggregate principal amount of senior unsecured notes due February 15, 2026 (the “2026 Senior Unsecured Notes”). The 2026 Senior Unsecured Notes bear interest at an annual rate of 4.750% with interest payable on February 15 and August 15 of each year. The Company is not required to make principal payments on the 2026 Senior Unsecured Notes prior to the maturity date. The 2026 Senior Unsecured Notes are jointly and severally guaranteed by WDT. The 2026 Senior Unsecured Notes issuance costs are amortized to interest expense over the term of the 2026 Senior Unsecured Notes and as of July 2, 2021, issuance costs of $12 million remained unamortized.

In October 2020, the 0.5% convertible senior notes due 2020 were settled in full for cash in accordance with their terms.

The Revolving Facility, Term Loan A-1 and Term Loan B-4 are unconditionally guaranteed by WDT under the Credit Agreement and are secured on a first-priority basis (subject to permitted liens) by a lien on the same collateral that secure the other loans under the Credit Agreement; provided that the security and guarantee will be automatically suspended upon certain conditions.

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

The Company was required to maintain a maximum ratio of total funded debt to trailing twelve-month Consolidated Adjusted EBITDA (“Leverage Ratio”) at the end of each quarter of 4.25 to 1.00 through the quarter ended October 2, 2020 and 4.00 to 1.00 through the quarter ended July 2, 2021, and is required to maintain a maximum Leverage Ratio of 3.75 to 1.00 through the quarter ending December 31, 2021, 3.50 to 1.00 through the quarter ending July 1, 2022, and 3.25 to 1.00 thereafter. In addition, the Company is required to maintain a minimum ratio of Consolidated Adjusted EBITDA to interest expense (“Interest Coverage Ratio”), both calculated on a trailing twelve-month basis, at the end of each quarter of 3.50 to 1.00. As of July 2, 2021, the Company was in compliance with all financial covenants under the Credit Agreement.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

things, consolidate, merge or sell all or substantially all of their assets; create liens; and incur, assume or guarantee additional indebtedness.

Future Debt Payments

As of July 2, 2021, required annual future debt payments were as follows:

Future Debt Payments
(in millions)
Fiscal year:
2022	$251
2023	5,174
2024	1,100
2025 and thereafter	2,300
Total debt maturities	8,825
Issuance costs and debt discounts	(100)
Net carrying value	$8,725

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

Obligations and Funded Status

The following table presents the unfunded status of the benefit obligations for the Pension Plans:

	2021	2020	2019
	(in millions)
Change in benefit obligation:
Projected benefit obligation at beginning of period	$366	$352	$300
Service cost	16	13	10
Interest cost	5	4	4
Plan amendments	—	—	13
Actuarial loss (gain)	(5)	3	26
Benefits paid	(11)	(8)	(9)
Settlement/curtailment	—	—	(3)
Non-U.S. currency movement	(12)	2	11
Projected benefit obligation at end of period	359	366	352
Change in plan assets:
Fair value of plan assets at beginning of period	215	209	200
Actual return on plan assets	20	4	2
Employer contributions	11	9	10
Benefits paid	(11)	(8)	(9)
Non-U.S. currency movement	(8)	1	6
Fair value of plan assets at end of period	227	215	209
Unfunded status	$132	$151	$143

The following table presents the unfunded amounts related to the Pension Plans as recognized on the Company’s Consolidated Balance Sheets:

	July 2, 2021	July 3, 2020
	(in millions)
Current liabilities	$1	$1
Non-current liabilities	131	150
Net amount recognized	$132	$151

The accumulated benefit obligation for the Pension Plans was $359 million at July 2, 2021. As of July 2, 2021, actuarial gains for the Pension Plans of $27 million are included in Accumulated other comprehensive loss in the Consolidated Balance Sheet. There were no material prior service credits for the defined benefit pension plans recognized in Accumulated other comprehensive loss in the Consolidated Balance Sheet as of July 2, 2021.

Net periodic benefit costs were not material for 2021, 2020, and 2019.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions

Weighted-Average Assumptions

The weighted-average actuarial assumptions used to determine the projected benefit obligations for the Pension Plans were as follows:

	2021	2020	2019
Discount rate	1.4%	1.1%	1.1%
Rate of compensation increase	2.0%	2.0%	1.7%

The weighted-average actuarial assumptions used to determine benefit costs for the Pension Plans were as follows:

	2021	2020	2019
Discount rate	1.1%	1.1%	1.3%
Expected long-term rate of return on plan assets	2.5%	2.5%	2.5%
Rate of compensation increase	2.0%	1.7%	1.2%

The Company develops a discount rate by calculating when the estimated benefit payments will be due. Management then matches the benefit payments to high quality bonds which match the timing of the expected benefit payments to determine the appropriate discount rate.

The Company develops the expected long-term rate of return on plan assets by analyzing rates of return in each plan as well as the investment portfolio applicable to the plan depending on each plan’s economic environment. The Company’s estimates of future rates of return on assets is based in large part on the projected rate of return from the respective investment managers using a long-term view of historical returns, as well as actuarial recommendations using the most current generational and mortality tables and rates. As of July 2, 2021, Pension Plan assets materially consisted of plan assets related to the Japan Pension Plan and as such the assumption used herein is primarily related to the Japan Pension Plan.

The Company develops the rate of compensation increase assumptions using local compensation practices and historical rates of increases.

Plan Assets

Investment Policies and Strategies

The investment policy in the Pension Plans is to generate a stable return on investments over a long-term horizon in order to have adequate pension funds to meet the Company’s future obligations. In order to achieve this investment goal, a diversified portfolio with target asset allocation and expected rate of return is established by considering factors such as composition of participants, level of funded status, capacity to absorb risks and the current economic environment. The target asset allocation is 55% in debt securities, 30% in equity securities, and the remaining 15% in other assets. Risk management is accomplished through diversification, periodic review of plan asset performance and appropriate realignment of asset allocation. Assumptions regarding the expected long-term rate of return on plan assets are periodically reviewed and are based on the historical trend of returns, the risk and correlation of each asset and the latest economic environment.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measurements

The following tables present the Pension Plans’ major asset categories and their associated fair values and net asset values as of July 2, 2021 and July 3, 2020:

	July 2, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Plan assets measured at fair value:
Equity:
Equity commingled/mutual funds(1)(2)	$—	$73	$—	$73
Fixed income:
Fixed income commingled/mutual funds(1)(3)	—	123	—	123
Fair value of plan assets	$—	$196	$—	$196

Plan assets measured at net asset value:
Real estate investment trust				$30

	July 3, 2020
	Level 1	Level 2	Level 3	Total
	(in millions)
Equity:
Equity commingled/mutual funds(1)(2)	$—	$72	$—	$72
Fixed income:
Fixed income commingled/mutual funds(1)(3)	—	131	—	131
Cash equivalents and short-term investments	12	—	—	12
Fair value of plan assets	$12	$203	$—	$215

(1)    Commingled funds represent pooled institutional investments.
(2)    Equity mutual funds invest primarily in equity securities.
(3)    Fixed income mutual funds invest primarily in fixed income securities.

There were no significant movements of assets between any level categories in 2021 or 2020.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Flows

The Company’s expected employer contributions for 2022 and annual benefit payments over the next five years for its Pension Plans are not expected to be material.

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

K1. The Company also has a facility agreement with Kioxia related to the construction and operation of Kioxia’s “K1” 300-milimeter wafer fabrication facility in Kitakami, Japan. The primary purpose of K1 is to provide clean room space to continue the transition of existing flash-based wafer capacity to newer technology nodes. K1 is now fully operational. In connection with the start-up of this facility, the Company agreed to prepay an aggregate of approximately $360 million over a 3-year period beginning in the first half of fiscal year 2020 toward K1 building depreciation, to be credited against future wafer charges. As of July 2, 2021, remaining committed prepayments totaled $77 million.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the notes receivable from, and equity investments in, Flash Ventures as of July 2, 2021 and July 3, 2020:

	July 2, 2021	July 3, 2020
	(in millions)
Notes receivable, Flash Partners	$191	$273
Notes receivable, Flash Alliance	213	301
Notes receivable, Flash Forward	561	670
Investment in Flash Partners	199	203
Investment in Flash Alliance	293	300
Investment in Flash Forward	129	128
Total notes receivable and investments in Flash Ventures	$1,586	$1,875

During 2021, 2020 and 2019, the Company made net payments to Flash Ventures of $4.36 billion, $3.09 billion and $4.13 billion, respectively, for purchased flash-based memory wafers and net loans.

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

As of July 2, 2021 and July 3, 2020, the Company had Accounts payable balances due to Flash Ventures of $398 million and $407 million, respectively.

The Company’s maximum reasonably estimable loss exposure (excluding lost profits) as a result of its involvement with Flash Ventures, based upon the Japanese yen to U.S. dollar exchange rate at July 2, 2021, is presented below. Investments in Flash Ventures are denominated in Japanese yen, and the maximum estimable loss exposure excludes any cumulative translation adjustment due to revaluation from the Japanese yen to the U.S. dollar.

July 2, 2021
(in millions)
Notes receivable	$965
Equity investments	621
Operating lease guarantees	1,973
Inventory and prepayments	712
Maximum estimable loss exposure	$4,271
As of July 2, 2021 and July 3, 2020, the Company’s retained earnings included undistributed earnings of Flash Ventures of $33 million and $24 million, respectively.

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

In June 2019, an unexpected power outage incident occurred at the flash-based memory manufacturing facilities operated by Flash Ventures in Yokkaichi, Japan. The power outage incident impacted the facilities and process tools and resulted in the damage of flash wafers in production and a reduction in the Company’s flash wafer availability. As a result of this incident, the Company incurred charges of $68 million and $145 million in 2020 and 2019, respectively, which were recorded in Cost of revenue and primarily consisted of the write-off of damaged inventory and unabsorbed manufacturing overhead costs. In 2021, the Company recovered $75 million related to this incident from its insurance carriers, which was recorded in Cost of revenue.

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

The following table presents the Company’s portion of the remaining guarantee obligations under the Flash Ventures’ lease facilities in both Japanese yen and U.S. dollar-equivalent, based upon the Japanese yen to U.S. dollar exchange rate as of July 2, 2021.

	Lease Amounts
	(Japanese yen, in billions)	(U.S. dollar, in millions)
Total guarantee obligations	¥220	$1,973

The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the end of the term of the Flash Ventures lease agreements, in annual installments as of July 2, 2021 in U.S. dollars, based upon the Japanese yen to U.S. dollar exchange rate as of July 2, 2021:

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
	(in millions)
2022	$560	$48	$608
2023	445	65	510
2024	290	117	407
2025	115	107	222
2026 and thereafter	64	162	226
Total guarantee obligations	$1,474	$499	$1,973

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company and Kioxia have agreed to mutually contribute to, and indemnify each other and Flash Ventures for, environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances. The Company has not made any indemnification payments, nor recorded any indemnification receivables, under any such agreements. As of July 2, 2021, no amounts have been accrued in the Consolidated Financial Statements with respect to these indemnification agreements.

Unis Venture

The Company has a joint venture with Unisplendour Corporation Limited and Unissoft (Wuxi) Group Co. Ltd. (“Unis”), referred to as the “Unis Venture”, to market and sell the Company’s products in China and to develop data storage systems for the Chinese market in the future. The Unis Venture is 49% owned by the Company and 51% owned by Unis. The Company accounts for its investment in the Unis Venture under the equity method of accounting. Revenue on products distributed by the Unis Venture is recognized upon sell through to third-party customers. For the years ended July 2, 2021, July 3, 2020 and June 28, 2019, the Company recognized approximately 3%, 1%, and 1% of its consolidated revenue on products distributed by the Unis Venture, respectively. The outstanding accounts receivable due from and investment in the Unis Venture were 5% and 4% of Accounts receivable, net as of both July 2, 2021 and July 3, 2020, respectively.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.    Leases and Other Commitments

Leases

The Company leases certain domestic and international facilities and data center space under long-term, non-cancelable operating leases that expire at various dates through 2034. These leases include no material variable or contingent lease payments. Operating lease assets and liabilities are recognized based on the present value of the remaining lease payments discounted using the Company’s incremental borrowing rate. Operating lease assets also include prepaid lease payments minus any lease incentives. Extension or termination options present in the Company’s lease agreements are included in determining the right-of-use asset and lease liability when it is reasonably certain the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. The following table summarizes supplemental balance sheet information related to operating leases as of July 2, 2021:

Lease Amounts
Minimum lease payments by fiscal year:	(in millions)
2022	$40
2023	34
2024	33
2025	31
2026	30
Thereafter	116
Total future minimum lease payments	284
Less: Imputed Interest	(47)
Present value of lease liabilities	237
Less: Current portion (included in Accrued expenses)	33
Long-term operating lease liabilities (included in Other liabilities )	$204

Operating lease right-of-use assets (included in Other non-current assets)	$222

Weighted average remaining lease term in years	8.4
Weighted average discount rate	3.8%

The following table summarizes supplemental disclosures of operating cost and cash flow information related to operating leases for the year ended July 2, 2021:

Year Ended
July 2, 2021
(in millions)
Cost of operating leases	$50
Cash paid for operating leases	51
Operating lease assets obtained in exchange for operating lease liabilities	29

Cost of operating leases was as follows:

	2021	2020	2019
	(in millions)
Cost of operating leases	$50	$55	$47

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase Agreements and Other Commitments

In the normal course of business, the Company enters into purchase orders with suppliers for the purchase of components used to manufacture its products. These purchase orders generally cover forecasted component supplies needed for production during the next quarter, are recorded as a liability upon receipt of the components, and generally may be changed or canceled at any time prior to shipment of the components. The Company also enters into long-term agreements with suppliers that contain fixed future commitments, which are contingent on certain conditions such as performance, quality and technology of the vendor’s components. As of July 2, 2021, the Company had the following minimum long-term commitments:

Long-term commitments
(in millions)
Fiscal year:
2022	$630
2023	530
2024	281
2025	148
2026	20
Thereafter	170
Total	$1,779

Sale-Leaseback

In April 2019, the Company completed a sale and leaseback of its manufacturing facility in Fremont, California. The Company received proceeds from the sale of $115 million and recognized a loss of $25 million. The property is being leased back over a term of 15 years at an annual lease rate of $7 million for the first year and increasing by 3% per year thereafter. The lease includes four 5-year renewal options for the ability to extend up to an additional 20 years.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.    Business Segment, Geographic Information, and Concentration of Risk

The Company manufactures, markets, and sells data storage devices and solutions in the U.S. and in foreign countries through its sales personnel, dealers, distributors, retailers, and subsidiaries. Historically, the Company has managed and reported under a single operating segment. Late in the first quarter of fiscal 2021, the Chief Executive Officer, who is the Company’s Chief Operating Decision Maker, announced a decision to reorganize the Company’s business by forming two separate product business units: flash-based products and hard disk drives. To align the new operating model and business structure, the Company is making management organizational changes and implementing new reporting modules and processes to provide discrete information to manage the business. Management expects to finalize its assessment of its operating segments when the implementations and transitions are completed, which is expected to be in the first quarter of fiscal 2022.

The Company’s operations outside the United States include manufacturing facilities in China, Japan, Malaysia, the Philippines and Thailand, as well as sales offices throughout the Americas, Asia Pacific, Europe and the Middle East. The following tables summarize the Company’s operations by geographic area:

	2021	2020	2019
	(in millions)
Net revenue (1)
United States	$3,789	$4,679	$3,602
China	4,339	4,075	3,861
Hong Kong	3,624	2,592	3,122
Rest of Asia	1,492	1,699	2,116
Europe, Middle East and Africa	3,061	2,926	3,109
Other	617	765	759
Total	$16,922	$16,736	$16,569

(1)    Net revenue is attributed to geographic regions based on the ship-to location of the customer. License and royalty revenue is attributed to countries based upon the location of the headquarters of the licensee.

	2021	2020
	(in millions)
Long-lived assets (1)
United States	$1,068	$949
Malaysia	632	643
China	395	373
Thailand	651	472
Rest of Asia	398	366
Europe, Middle East and Africa	44	51
Total	$3,188	$2,854

(1)    Long-lived assets include property, plant and equipment and are attributed to the geographic location in which they are located.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Customer Concentration and Credit Risk

The Company sells its products to computer manufacturers, cloud service providers, resellers and retailers throughout the world. For each of 2021, 2020 and 2019, no customer accounted for 10% or more of the Company’s net revenue. For 2021, 2020 and 2019, the Company’s top 10 customers accounted for 39%, 42%, and 45%, respectively, of the Company’s net revenue.

The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral. The Company maintains allowances for potential credit losses, and such losses have historically been within management’s expectations. At any given point in time, the total amount outstanding from any one of a number of its customers may be individually significant to the Company’s financial results. As of July 2, 2021 and July 3, 2020, the Company had net accounts receivable of $2.3 billion and $2.4 billion, respectively, and one customer, Kingston Technology Company, accounted for 12% and 10%, respectively, of the Company’s net accounts receivable. Reserves for potential credit losses were not material as of each period end.

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

Note 12.    Western Digital Corporation 401(k) Plan

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

Eligible employees are generally able to contribute up to 75% of their eligible compensation on a combined pre-tax and Roth basis, 10% on a combined pre-tax catch-up and Roth catch-up basis, and 10% on a non-Roth after-tax basis subject to Internal Revenue Service (“IRS”) limitations. The Company makes a basic matching contribution equal to 50% of each eligible participant’s contribution that does not exceed 6% of the eligible participant’s annual compensation in the year of contribution. The Company’s employer matching contributions vest over a two-year graded period. The Company may suspend matching contributions at any time at its discretion. Contributions, including the Company’s matching contribution to the Plan, are recorded as soon as administratively possible after the Company makes payroll deductions from Plan participants.

For 2021, 2020 and 2019, the Company made Plan contributions of $34 million, $33 million and $34 million, respectively.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.     Shareholders’ Equity

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

As of July 2, 2021, the maximum number of shares of the Company’s common stock that was authorized for award grants under the 2017 Performance Incentive Plan was 105.6 million shares. Shares issued in respect of stock options and SARs granted under the 2017 Performance Incentive Plan count against the plan’s share limit on a one-for-one basis, whereas currently, shares issued in respect of any other type of award granted count against the plan’s share limit as 1.72 shares for every one share issued in connection with such award. The 2017 Performance Incentive Plan will terminate on August 4, 2025 unless terminated earlier by the Company’s Board of Directors.

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

During 2021, 2020 and 2019, the Company issued 3.2 million, 3.0 million, and 2.6 million shares, respectively, for aggregate purchase amounts of $115 million, $107 million and $102 million, respectively.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based Compensation Expense

The following tables present the Company’s stock-based compensation for equity-settled awards by type and financial statement line as well as the related tax benefit included in the Company’s Consolidated Statements of Operations:

	2021	2020	2019
	(in millions)
Options	$—	$7	$16
RSUs and PSUs	282	268	263
ESPP	36	33	27
Total	$318	$308	$306

	2021	2020	2019
	(in millions)
Cost of revenue	$55	$51	$48
Research and development	158	163	155
Selling, general and administrative	105	94	103
Subtotal	318	308	306
Tax benefit	(47)	(45)	(50)
Total	$271	$263	$256

Windfall tax benefits related to the vesting and exercise of stock-based awards, which are recognized as a component of the Company’s Income tax expense, were not material for the periods presented.

Compensation cost related to unvested RSUs, PSUs, and rights to purchase shares of common stock under the ESPP will generally be amortized on a straight-line basis over the remaining average service period. The remaining compensation cost related to unvested stock options is immaterial as of July 2, 2021. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of July 2, 2021:

	Unamortized Compensation Costs	Weighted Average Service Period
	(in millions)	(years)
RSUs and PSUs (1)	$543	2.4
ESPP	65	1.8
Total unamortized compensation cost	$608

(1)    Weighted average service period assumes the performance conditions are met for the PSUs.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Activities

Stock Options

The following table summarizes stock option activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Options outstanding at June 29, 2018	4.8	$64.23
Exercised	(0.4)	39.58		$8
Canceled or expired	(0.5)	74.79
Options outstanding at June 28, 2019	3.9	65.72
Exercised	(0.8)	43.26		$12
Canceled or expired	(0.4)	88.58
Options outstanding at July 3, 2020	2.7	69.16
Exercised	(0.4)	44.34		$6
Canceled or expired	(0.8)	75.42
Options outstanding at July 2, 2021	1.5	$72.84	1.20	$15

No options were granted in 2021, 2020 or 2019. All outstanding options were exercisable at July 2, 2021.

RSUs and PSUs

The following table summarizes RSU and PSU activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value at Vest Date
	(in millions)		(in millions)
RSUs and PSUs outstanding at June 29, 2018	12.6	$58.31
Granted	7.3	54.82
Vested	(6.3)	53.21	$360
Forfeited	(2.0)	58.63
RSUs and PSUs outstanding at June 28, 2019	11.6	62.07
Granted	7.4	55.32
Vested	(4.4)	58.36	$252
Forfeited	(1.3)	63.33
RSUs and PSUs outstanding at July 3, 2020	13.3	60.92
Granted	8.8	40.40
Vested	(4.5)	60.18	$196
Forfeited	(1.5)	55.74
RSUs and PSUs outstanding at July 2, 2021	16.1	$50.12

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

The fair values of ESPP purchase rights have been estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	2021	2020	2019
Weighted-average expected term (in years)	1.25	1.25	1.24
Risk-free interest rate	0.10%	0.55%	2.25%
Stock price volatility	0.56	0.59	0.35
Dividend yield	—%	1.08%	2.42%
Fair value	$21.59	$12.76	$16.89

Stock Repurchase Program

The Company’s Board of Directors has authorized a stock repurchase program for the repurchase of up to $5.0 billion of the Company’s common stock, which authorization is effective through July 25, 2023. For the year ended July 2, 2021, the Company did not make any stock repurchases and has not repurchased any shares of its common stock pursuant to its stock repurchase program since the first quarter of fiscal 2019. Although the Company will reevaluate the repurchasing of common stock when appropriate, there can be no assurance if, when or at what level the Company may resume such activity. The remaining amount available to be repurchased under the Company’s current stock repurchase program as of July 2, 2021 was $4.5 billion. Repurchases under the stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan.

Stock Reserved for Issuance

The following table summarizes all common stock reserved for issuance at July 2, 2021:

Number of Shares
(in millions)
Outstanding awards and shares available for award grants	33
ESPP	6
Total	39

Dividends to Shareholders

The Company issued a quarterly cash dividend from the first quarter of fiscal 2013 up to the third quarter of fiscal 2020. In April 2020, the Company suspended its dividend to reinvest in the business and to support its ongoing deleveraging efforts.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.    Income Tax Expense

Income (loss) Before Taxes

The domestic and foreign components of Income (loss) before taxes were as follows:

	2021	2020	2019
	(in millions)
Foreign	$218	$(695)	$(642)
Domestic	709	649	355
Income (loss) before taxes	$927	$(46)	$(287)

Income Tax Expense (Benefit)

The components of the income tax expense (benefit) were as follows:

	2021	2020	2019
	(in millions)
Current:
Foreign	$195	$157	$181
Domestic - Federal	154	124	(91)
Domestic - State	(1)	5	3
	348	286	93
Deferred:
Foreign	(20)	(29)	226
Domestic - Federal	(208)	(53)	141
Domestic - State	(14)	—	7
	(242)	(82)	374
Income tax expense	$106	$204	$467

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic in the U.S. The CARES Act, among other things, allows net operating losses arising in tax years 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes and increases the business interest expense limitation from 30% to 50% of adjusted taxable income for tax years 2019 and 2020. Additionally, countries around the world implemented emergency tax measures to provide relief similar to the CARES Act. The Company at present does not expect that any of the provisions of the CARES Act or the emergency tax measures around the world would result in a material cash benefit.

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

Deferred Taxes

Temporary differences and carryforwards, which give rise to a significant portion of deferred tax assets and liabilities were as follows:

	July 2, 2021	July 3, 2020
	(in millions)
Deferred tax assets:
Sales related reserves and accrued expenses not currently deductible	$88	$52
Accrued compensation and benefits not currently deductible	143	130
Deferred revenue	128	—
Net operating loss carryforward	196	251
Business credit carryforward	461	438
Long-lived assets	101	123
Other	131	133
Total deferred tax assets	1,248	1,127
Deferred tax liabilities:
Long-lived assets	(202)	(294)
Unremitted earnings of certain non-U.S. entities	(280)	(228)
Other	(20)	(26)
Total deferred tax liabilities	(502)	(548)
Valuation allowances	(558)	(624)
Deferred tax assets (liabilities), net	$188	$(45)

The net deferred tax asset valuation allowance decreased by $66 million primarily due to an increase in the deferred tax liability for state taxes on the unremitted earnings of certain non-U.S. entities that would be offset by existing business tax credits carryforwards. The assessment of valuation allowances against deferred tax assets requires estimations and significant judgment. The Company continues to assess and adjust its valuation allowance based on operating results and market conditions. After weighing both the positive and negative evidence available, including, but not limited to, earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets, the Company determined that it is able to realize most of its deferred tax assets with the exception of certain loss and credit carryforwards.

The Company is permanently reinvested with respect to certain foreign earnings. There is no unrecognized deferred tax liability associated with the repatriation of these foreign undistributed earnings as it can be achieved without additional federal tax consequences.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective Tax Rate

Reconciliation of the U.S. Federal statutory rate to the Company’s effective tax rate is as follows:

	2021	2020	2019
U.S. Federal statutory rate	21%	21%	21%
Tax rate differential on international income	8	(443)	(75)
Tax effect of U.S. foreign income inclusion	5	(38)	(7)
Tax effect of U.S. foreign minimum tax	1	(235)	(38)
Tax effect of U.S. foreign derived intangible income	(14)	109	11
Tax effect of U.S. non-deductible stock-based compensation	1	(21)	(1)
Tax effect of U.S. permanent differences	1	(26)	(3)
Impact of 2017 Act:
One-time mandatory deemed repatriation tax	—	—	(41)
Re-measurement of deferred taxes	—	—	2
Change in valuation allowance	(7)	(12)	(2)
Unremitted earnings of certain non-U.S. entities	6	(114)	(79)
Foreign income tax credits	(5)	191	23
R&D tax credits	(8)	147	24
Other	2	(22)	2
Effective tax rate	11%	(443)%	(163)%

Tax Holidays and Carryforwards

A substantial portion of the Company’s manufacturing operations in Malaysia, the Philippines and Thailand operate under various tax holidays and tax incentive programs which expired or will expire in whole or in part at various dates during fiscal years 2021 through 2031. Certain of the holidays may be extended if specific conditions are met. The net impact of these tax holidays and tax incentives was an increase to the Company’s net earnings by $390 million, or $1.26 per diluted share, $464 million, or $1.54 per diluted share, and $393 million, or $1.33 per diluted share, in 2021, 2020, and 2019, respectively.

As of July 2, 2021, the Company had varying amounts of federal and state NOL/tax credit carryforwards that do not expire or, if not used, expire in various years. Following is a summary of the Company’s federal and state NOL/tax credit carryforwards and the related expiration dates of these NOL/tax credit carryforwards:

Jurisdiction	NOL/Tax Credit Carryforward Amount	Expiration
	(in millions)
Federal NOL (Pre 2017 Act Generation)	$661	2022 to 2038
State NOL	369	2022 to 2038
Federal tax credits	56	2022 to 2034
State tax credits	648	No expiration

The federal and state NOLs and credits relating to various acquisitions are subject to limitations under Sections 382 and 383 of the Internal Revenue Code. The Company expects the total amount of federal and state NOLs ultimately realized will be reduced as a result of these provisions by $134 million and $245 million, respectively. The Company expects the total amount of federal and state credits ultimately realized will be reduced as a result of these provisions by $27 million and $2 million, respectively.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of July 2, 2021, the Company had varying amounts of foreign NOL carryforwards that do not expire or, if not used, expire in various years, depending on the country. The major jurisdictions that the Company receives foreign NOL carryforwards and the related amounts and expiration dates of these NOL carryforwards are as follows:

Jurisdiction	NOL Carryforward Amount	Expiration
	(in millions)
Belgium	$120	No expiration
Japan	111	2024 to 2031
Malaysia	72	2025 to 2027
Spain	51	No expiration
Netherlands	12	2025 to 2026

Uncertain Tax Positions

With the exception of certain unrecognized tax benefits that are directly associated with the tax position taken, unrecognized tax benefits are presented gross in the Consolidated Balance Sheets.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits excluding accrued interest and penalties:

	2021	2020	2019
	(in millions)
Unrecognized tax benefit, beginning balance	$717	$695	$551
Gross increases related to current year tax positions	21	11	172
Gross increases related to prior year tax positions	46	35	8
Gross decreases related to prior year tax positions	(20)	(4)	(24)
Settlements	(9)	(12)	(1)
Lapse of statute of limitations	(7)	(8)	(11)
Acquisitions	—	—	—
Unrecognized tax benefit, ending balance	$748	$717	$695

Interest and penalties related to unrecognized tax benefits are recognized in liabilities recorded for uncertain tax positions and are recorded in the provision for income taxes. Accrued interest and penalties included in the Company’s liability related to unrecognized tax benefits as of July 2, 2021, July 3, 2020 and June 28, 2019 was $138 million, $137 million and $123 million, respectively. Included within long-term liabilities in the Consolidated Balance Sheets are the Company’s payables related to unrecognized tax benefits, including accrued interest and penalties, of $750 million, $720 million, and $699 million as of July 2, 2021, July 3, 2020 and June 28, 2019, respectively. The entire balance of the gross unrecognized tax benefits as of July 2, 2021, July 3, 2020 and June 28, 2019, if recognized, would affect the effective tax rate.

The Company files U.S. Federal, U.S. state and foreign tax returns. For both federal and state tax returns, with few exceptions, the Company is subject to examination for fiscal years 2013 through 2020. The Company is no longer subject to examination by the IRS for periods prior to 2012, although carry forwards generated prior to those periods may still be adjusted upon examination by the IRS or state taxing authority if they either have been or will be used in a subsequent period. In the major foreign jurisdictions where there is no tax holiday, the Company could be subject to examination in China for calendar years 2011 through 2020, in Ireland for calendar year 2015 through fiscal year 2020, in India for fiscal years 2008 through 2020, in Israel for calendar year 2016 through fiscal year 2020 and in Japan for fiscal years 2013 through 2020.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As previously disclosed, the IRS issued statutory notices of deficiency with respect to adjustments relating to transfer pricing with the Company’s foreign subsidiaries and intercompany payable balances for fiscal years 2008 through 2009 and fiscal years 2010 through 2012. The Company filed petitions with the U.S. Tax Court with respect to the statutory notices of deficiency for fiscal years 2008 through 2009 and the fiscal years 2010 through 2012. The U.S. Tax Court consolidated the case for fiscal years 2008 through 2009 with the case for fiscal years 2010 through 2012. In May 2020, the IRS filed with the U.S. Tax Court Amendments to Answer to assert penalties totaling $340 million on the proposed adjustments relating to transfer pricing with respect to fiscal years 2008 through 2012. In June 2021, the IRS filed with the U.S. Tax Court Second Amendments to Answer to assert additional adjustments relating to transfer pricing with the Company’s foreign subsidiaries for fiscal years 2008 through 2009 and fiscal years 2010 through 2012. The Second Amendments to Answer replace the amounts asserted in the statutory notices of deficiency. With its Second Amendments to Answer, the IRS seeks to increase the Company’s U.S. taxable income by amounts that would result in additional federal income tax liabilities totaling approximately $335 million for fiscal years 2008 through 2009 and approximately $922 million for fiscal years 2010 through 2012, subject to interest and the IRS’s claim for penalties. In September 2020 and December 2020, the IRS proposed adjustments relating to transfer pricing with the Company’s foreign subsidiaries and intercompany payable balances for fiscal years 2013 through 2015 that, if sustained, would result in additional federal income tax liabilities totaling approximately $343 million for those fiscal years. In March 2021, the IRS asserted penalties totaling $109 million on the proposed adjustments relating to transfer pricing with respect to fiscal years 2013 through 2015. The Company disagrees with the proposed adjustments relating to transfer pricing and related penalties, and continues to believe that its tax positions are properly supported and will vigorously contest the position taken by the IRS. Also in March 2021, the Company and the IRS tentatively reached a basis for resolving the intercompany payable balances matter for all fiscal years at issue and the impact was not material to the Consolidated Financial Statements.

The Company believes that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. If any issues addressed in the Company’s tax examinations are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of July 2, 2021, it was not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of the Company’s liability for unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of the Company’s tax returns.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.    Net Income (Loss) Per Common Share

The following table presents the computation of basic and diluted income (loss) per common share:

	Year Ended
	2021	2020	2019
	(in millions, except per share data)
Net income (loss)	$821	$(250)	$(754)
Weighted average shares outstanding:
Basic	305	298	292
Employee stock options, RSUs, PSUs and ESPP	4	—	—
Diluted	309	298	292
Income (loss) per common share
Basic	$2.69	$(0.84)	$(2.58)
Diluted	$2.66	$(0.84)	$(2.58)
Anti-dilutive potential common shares excluded	5	15	17

The Company computes basic income (loss) per common share using Net income (loss) and the Weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is computed using Net income (loss) and the Weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include dilutive outstanding employee stock options, RSUs and PSUs, and rights to purchase shares of common stock under the Company’s ESPP. For 2021, the Company excluded common shares subject to outstanding equity awards from the calculation of diluted shares because their impact would have been anti-dilutive based on the Company’s average stock price during the period. For 2020 and 2019, the Company recorded net loss, and all shares subject to outstanding equity awards have been excluded for those periods because including them would be anti-dilutive.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16.    Employee Termination, Asset Impairment and Other Charges

The Company recorded the following charges related to employee termination benefits, asset impairment, and other charges:

	2021	2020	2019
	(in millions)
Employee termination and other charges:
Closure of Foreign Manufacturing Facilities	$—	$5	$22
Business Realignment	28	44	144
Total employee termination and other charges	28	49	166
Gain on disposition of assets:
Business Realignment	(75)	(17)	—
Total gain on disposition of assets	(75)	(17)	—
Total employee termination, asset impairment, and other charges	$(47)	$32	$166

Closure of Foreign Manufacturing Facilities

In July 2018, the Company announced the closing of its HDD manufacturing facility in Kuala Lumpur, Malaysia, in order to reduce its manufacturing costs and consolidate HDD operations into Thailand. The Company substantially completed the closure in fiscal year 2019.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Realignment

The Company periodically incurs charges as part of the integration process of recent acquisitions and to realign its operations with anticipated market demand, primarily consisting of organization rationalization designed to streamline its business, reduce its cost structure and focus its resources. The Company may also record credits related to gains upon sale of property in connection with these activities. The Company recognized gains related to the disposition of assets associated with these activities $75 million and $17 million for 2021 and 2020, respectively.

The following table presents an analysis of the components of the activity against the reserve during the year ended July 2, 2021:

	Employee Termination Benefits	Contract Termination and Other	Total
	(in millions)
Accrual balance at July 3, 2020	$13	$—	$13
Charges	25	3	28
Cash payments	(36)	(3)	(39)
Accrual balance at July 2, 2021	$2	$—	$2

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17.    Legal Proceedings

Tax

For disclosures regarding statutory notices of deficiency issued by the IRS on June 28, 2018 and December 10, 2018, petitions filed by the Company with the U.S. Tax Court in September 2018 and March 2019, additional penalties asserted by the IRS in March 2021 and a tentative resolution with respect to certain matters, see Note 14, Income Tax Expense.

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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a‑15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10‑K.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth fiscal quarter ended July 2, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.    Other Information

On August 23, 2021, we entered into a Separation and General Release Agreement with Lori Sundberg, Executive Vice President and Chief Human Resources Officer (the “Separation Agreement”). Ms. Sundberg has agreed to continue in an advisory capacity through October 1, 2021 to assist with the transition of her duties and responsibilities. Pursuant to the Separation Agreement, Ms. Sundberg will receive the Tier I severance benefits to which she is entitled pursuant to the terms and conditions of our Amended and Restated Executive Severance Plan, the material terms of which have been previously disclosed and a copy of which is filed as Exhibit 10.7 to this Annual Report on Form 10-K (the “Separation Benefits”). Ms. Sundberg’s receipt of the Separation Benefits is subject to her non-revocation of a general release of claims included in the Separation Agreement and compliance with the terms of the Separation Agreement, including certain non-solicitation and cooperation provisions.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended July 2, 2021. In addition, our Board of Directors has adopted a Code of Business Ethics that applies to all of our directors, employees and officers, including our Chief Executive Officer and Chief Financial Officer. The current version of the Code of Business Ethics is available on our website under the Corporate Governance section at www.wdc.com. To the extent required by rules adopted by the SEC and The Nasdaq Stock Market LLC, we intend to promptly disclose future amendments to certain provisions of the Code of Business Ethics, or waivers of such provisions granted to executive officers and directors, on our website under the Corporate Governance section at www.wdc.com.

Item 11.    Executive Compensation

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended July 2, 2021.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended July 2, 2021.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended July 2, 2021.

Item 14.    Principal Accountant Fees and Services

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended July 2, 2021.

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
4.2
Indenture (including Form of 4.750% Senior Notes due 2026), dated as of February 13, 2018, among Western Digital Corporation; HGST, Inc., WD Media, LLC, Western Digital (Fremont), LLC and Western Digital Technologies, Inc., as guarantors; and U.S. Bank National Association, as trustee (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 333-222762) with the Securities and Exchange Commission on February 13, 2018)

4.3
Indenture (including Form of 1.50% Convertible Senior Notes due 2024), dated as of February 13, 2018, among Western Digital Corporation; HGST, Inc., WD Media, LLC, Western Digital (Fremont), LLC and Western Digital Technologies, Inc., as guarantors; and U.S. Bank National Association, as trustee (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 333-222762) with the Securities and Exchange Commission on February 13, 2018)

10.1
Western Digital Corporation Amended and Restated 2017 Performance Incentive Plan, amended and restated as of August 11, 2020 (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 9, 2021)*

10.1.1
Form of Notice of Grant of Stock Option and Option Agreement - Executives, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan (now named the Western Digital Corporation 2017 Performance Incentive Plan) (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on October 28, 2011)*

10.1.2
Form of Notice of Grant of Stock Units and Stock Unit Award Agreement - Executives, under the Western Digital Corporation 2017 Performance Incentive Plan (Filed as Exhibit 10.1.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 6, 2018)*

10.1.3
Form of Notice of Grant of Stock Units and Stock Unit Award Agreement, under the Western Digital Corporation 2017 Performance Incentive Plan (Filed as Exhibit 10.1.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 6, 2018)*

10.1.4
Form of Notice of Grant of Performance Stock Units and Performance Stock Unit Award Agreement - Financial Measures, under the Western Digital Corporation 2017 Performance Incentive Plan (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 6, 2018)*

10.1.5
Form of Notice of Grant of Performance Stock Units and Performance Stock Unit Award Agreement - TSR Measure, under the Western Digital Corporation 2017 Performance Incentive Plan (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 6, 2018)*

10.1.6	Form of Notice of Grant of Performance Stock Units and Performance Stock Unit Award Agreement - Financial Measures, under the Western Digital Corporation 2017 Performance Incentive Plan (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 12, 2019)*
10.1.7	Form of Notice of Grant of Performance Stock Units and Performance Stock Unit Award Agreement - TSR Measure, under the Western Digital Corporation 2017 Performance Incentive Plan (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 12, 2019)*
10.1.8	Form of Notice of Grant of Performance Stock Units and Performance Stock Unit Award Agreement – Financial Measure, under the Amended and Restated Western Digital Corporation 2017 Performance Incentive Plan (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 9, 2021)*
10.1.9	Form of Notice of Grant of Performance Stock Units and Performance Stock Unit Award Agreement – TSR Measure, under the Amended and Restated Western Digital Corporation 2017 Performance Incentive Plan (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 9, 2021)*
10.1.10	Form of Notice of Grant of Stock Option and Option Agreement - Executives, as amended on November 3, 2015, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan (now named the Western Digital Corporation 2017 Performance Incentive Plan) (Filed as Exhibit 10.1.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 10, 2016)*
10.1.11	Form of Notice of Grant of Stock Units and Stock Unit Award Agreement, as amended on November 3, 2015, under the Western Digital Corporation Amended and Restated 2004 Performance Incentive Plan (now named the Western Digital Corporation 2017 Performance Incentive Plan) (Filed as Exhibit 10.1.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 10, 2016)*

Exhibit Number	Description
10.1.12
Western Digital Corporation 2017 Performance Incentive Plan Non-Employee Director Restricted Stock Unit Grant Program, as amended November 1, 2017 (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 6, 2018)*

10.1.13
Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Award Agreement - Vice President and Above under the Western Digital Corporation 2017 Performance Incentive Plan (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 6, 2018)*

10.1.14
Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Award Agreement - Vice President and Above under the Western Digital Corporation 2017 Performance Incentive Plan (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 12, 2019)*

10.1.15
Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Award Agreement – Vice President and Above, under the Amended and Restated Western Digital Corporation 2017 Performance Incentive Plan (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (Filed No. 1-08703) with the Securities and Exchange Commission on February 9, 2021)*

10.1.16	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Award Agreement under the Western Digital Corporation 2017 Performance Incentive Plan (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 6, 2018)*
10.1.17	Notice of Grant of Restricted Stock Units and Restricted Stock Unit Award Agreement – CEO Sign-On Award (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 8, 2020)*
10.1.18	Notice of Grant of Performance Stock Units and Performance Stock Unit Award – TSR Measure (CEO Sign-On Award) (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 8, 2020)*
10.2	Western Digital Corporation Executive Short-Term Incentive Plan (supersedes the Western Digital Corporation Executive Short-Term Incentive Plan dated August 7, 2019), dated February 9, 2021 (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q (File No. 1-08703) with the Securities and Exchange Commission on May 6, 2021)*
10.3	Western Digital Corporation Amended and Restated 2005 Employee Stock Purchase Plan, as amended August 2, 2018 (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on November 7, 2018)*
10.4	SanDisk Corporation 2013 Incentive Plan (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-211420) with the Securities and Exchange Commission on May 17, 2016)*
10.5
Amended and Restated Deferred Compensation Plan, amended and restated effective January 1, 2013 (Filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 2, 2012)*

10.6	Western Digital Corporation Amended and Restated Change in Control Severance Plan, amended and restated as of May 24, 2021*†
10.7	Western Digital Corporation Amended and Restated Executive Severance Plan, amended and restated as of May 24, 2021*†
10.8	Form of Indemnity Agreement for Directors of Western Digital Corporation (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 8, 2002)*
10.9	Form of Indemnity Agreement for Officers of Western Digital Corporation (Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 8, 2002)*
10.10	Form of Indemnification Agreement entered into between SanDisk Corporation and its directors and officers (Filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K (File No. 1-08703) with the Securities and Exchange Commission on August 24, 2018)*
10.11	Offer Letter, dated as of February 18, 2020, to David Goeckeler (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 8, 2020)*
10.12	Special Retention Agreement, dated as of August 26, 2019, with Michael C. Ray (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 6, 2020)*
10.13	Loan Agreement, dated as of April 29, 2016, by and among Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders and financial institutions from time to time party thereto (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 9, 2016)
10.13.1	Amendment No. 1, dated as of August 17, 2016, to the Loan Agreement dated as of April 29, 2016, by and among Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the lenders party thereto and the other loan parties thereto (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on August 18, 2016)

Exhibit Number	Description
10.13.2	Amendment No. 2, dated as of September 22, 2016, to the Loan Agreement dated as of April 29, 2016, by and among Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the lenders party thereto and the other loan parties thereto (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on September 22, 2016)
10.13.3	Amendment No. 3, dated as of March 14, 2017, to the Loan Agreement dated as of April 29, 2016, by and among Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the lenders party thereto and the other loan parties thereto (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on March 14, 2017)
10.13.4	Amendment No. 4, dated as of March 23, 2017, to the Loan Agreement dated as of April 29, 2016, by and among Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the lenders party thereto and the other loan parties thereto (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on March 23, 2017)
10.13.5	Amendment No. 5, dated as of November 8, 2017, to the Loan Agreement dated as of April 29, 2016, by and among Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the lenders party thereto and the other loan parties thereto (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on November 8, 2017)
10.13.6	Amendment No. 6, dated as of November 29, 2017, to the Loan Agreement dated as of April 29, 2016, by and among Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the lenders party thereto and the other loan parties thereto (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on November 29, 2017)
10.13.7	Amendment No. 7, dated as of February 27, 2018, to the Loan Agreement dated as of April 29, 2016, by and among Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the lenders party thereto and the other loan parties thereto (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on February 27, 2018)
10.13.8	Amendment No. 8, dated as of May 15, 2018, to the Loan Agreement dated as of April 29, 2016, by and among Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the lenders party thereto and the other loan parties thereto (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on May 15, 2018)
10.13.9	Amendment No. 9, dated as of April 29, 2019, to the Loan Agreement dated as of April 29, 2016, by and among Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the lenders party thereto and the other loan parties thereto (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 7, 2019)
10.13.10
Amendment No. 10, dated as of July 2, 2020, to the Loan Agreement dated as of April 29, 2016, by and between Western Digital Corporation and JPMorgan Chase Bank, N.A., as administrative agent (Filed as Exhibit 10.13.10 to the Company’s Annual Report on Form 10-K (File No. 1-08703) with the Securities and Exchange Commission on August 28, 2020)

10.14	Guaranty Agreement, dated as of April 29, 2016, by and among Western Digital Corporation, the subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the guaranteed creditors (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No.1-08703) with the Securities and Exchange Commission on April 29, 2016)
10.15	Security Agreement, dated as of May 12, 2016, by and among the debtors (as defined therein) party thereto and JPMorgan Chase Bank, N.A., as collateral agent (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on May 12, 2016)
10.16	Flash Alliance Master Agreement, dated as of July 7, 2006, by and among SanDisk Corporation, Toshiba Corporation and SanDisk (Ireland) Limited (Filed as Exhibit 10.1 to SanDisk Corporation’s Quarterly Report on Form 10-Q (File No. 000-26734) with the Securities and Exchange Commission on November 8, 2006)#
10.17	Operating Agreement of Flash Alliance, Ltd., dated as of July 7, 2006, by and between Toshiba Corporation and SanDisk (Ireland) Limited (Filed as Exhibit 10.2 to SanDisk Corporation’s Quarterly Report on Form 10-Q (File No. 000-26734) with the Securities and Exchange Commission on November 8, 2006)#
10.18	Joint Venture Restructure Agreement, dated as of January 29, 2009, by and among SanDisk Corporation, SanDisk (Ireland) Limited, SanDisk (Cayman) Limited, Toshiba Corporation, Flash Partners Limited and Flash Alliance Limited (Filed as Exhibit 10.1 to SanDisk Corporation’s Quarterly Report on Form 10-Q (File No. 000-26734) with the Securities and Exchange Commission on May 7, 2009)#
10.19	New Y2 Facility Agreement, dated October 20, 2015, by and among SanDisk Corporation, SanDisk (Ireland) Limited, SanDisk (Cayman) Limited, SanDisk Flash B.V., Toshiba Corporation, Flash Partners Limited, Flash Alliance Limited and Flash Forward Limited (Filed as Exhibit 10.37 to SanDisk Corporation’s Annual Report on Form 10-K (File No. 000-26734) with the Securities and Exchange Commission on February 12, 2016)#

Exhibit Number	Description
10.20	FAL Commitment and Extension Agreement, dated as of December 12, 2017, by and among Western Digital Corporation, SanDisk LLC, SanDisk (Ireland) Limited and Toshiba Memory Corporation (Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 6, 2018)#
10.21	Y6 Facility Agreement, dated as of December 12, 2017, by and among Western Digital Corporation, SanDisk LLC, SanDisk (Cayman) Limited, SanDisk (Ireland) Limited, SanDisk Flash B.V., Flash Partners, Ltd., Flash Alliance, Ltd., Flash Forward, Ltd. and Toshiba Memory Corporation (Filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 6, 2018)#
10.22	K1 Facility Agreement, dated as of May 15, 2019, by and among Western Digital, SanDisk LLC, SanDisk (Cayman) Limited, SanDisk (Ireland) Limited, SanDisk Flash B.V., Flash Partners, Ltd., Flash Alliance, Ltd., Flash Forward Ltd., Toshiba Memory Corporation and Toshiba Memory Corporation Iwate (Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K (File No. 1-08703) with the Securities and Exchange Commission on August 27, 2019)##
10.23	Confidential Settlement and Mutual Release Agreement, dated as of December 12, 2017, by and among Western Digital Corporation, SanDisk LLC, SanDisk (Cayman) Limited, SanDisk (Ireland) Limited, SanDisk Flash B.V., Toshiba Corporation and Toshiba Memory Corporation (Filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 6, 2018)#
10.24	Confidential Settlement and Mutual Release Agreement, dated as of December 12, 2017, by and among Western Digital Corporation, SanDisk LLC, SanDisk (Cayman) Limited, SanDisk (Ireland) Limited, SanDisk Flash B.V., Bain Capital Private Equity, L.P., BCPE Pangea Cayman, L.P., BCPE Pangea Cayman2, Ltd., Bain Capital Fund XII, L.P., Bain Capital Asia Fund III, L.P. and K.K. Pangea (Filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 6, 2018)#
21	Subsidiaries of Western Digital Corporation†
23	Consent of Independent Registered Public Accounting Firm†
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

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
Gene Zamiska
Senior Vice President, Global Accounting and Chief Accounting Officer
(Principal Accounting Officer)
Dated: August 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10‑K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David V. Goeckeler	Chief Executive Officer, Director (Principal Executive Officer)	August 25, 2021
David V. Goeckeler

/s/ Robert K. Eulau	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 25, 2021
Robert K. Eulau

/s/ Gene Zamiska	Senior Vice President, Global Accounting and Chief Accounting Officer (Principal Accounting Officer)	August 25, 2021
Gene Zamiska

/s/ Matthew E. Massengill	Chairman of the Board	August 25, 2021
Matthew E. Massengill

/s/ Kimberly E. Alexy	Director	August 25, 2021
Kimberly E. Alexy

/s/ Thomas Caulfield	Director	August 25, 2021
Thomas Caulfield

/s/ Martin I. Cole	Director	August 25, 2021
Martin I. Cole

/s/ Kathleen A. Cote	Director	August 25, 2021
Kathleen A. Cote

/s/ Tunҫ Doluca	Director	August 25, 2021
Tunҫ Doluca

/s/ Paula A. Price	Director	August 25, 2021
Paula A. Price

/s/ Stephanie A. Streeter	Director	August 25, 2021
Stephanie A. Streeter

/s/ Miyuki Suzuki	Director	August 25, 2021
Miyuki Suzuki