Form 10-Q
period 2021-10-01
WESTERN DIGITAL CORP
filed 2021-11-04
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of the close of business on October 28, 2021, 311,622,921 shares of common stock, par value $0.01 per share, were outstanding.

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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning: expectations regarding the effects of the COVID-19 pandemic and measures intended to reduce its spread; expectations regarding supply chain conditions and constraints; expectations regarding demand trends and market conditions for our products and expected future financial performance; expectations regarding our product momentum and product development and technology plans; expectations regarding capital expenditure plans and investments, including relating to our Flash Ventures joint venture with Kioxia Corporation (“Kioxia”), and sources of funding for those expenditures; and our beliefs regarding the sufficiency of our available liquidity to meet our working capital, debt and capital expenditure needs.

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
•actions by competitors;
•risks associated with compliance with changing legal and regulatory requirements and the outcome of legal proceedings; and
•the other risks and uncertainties disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 2, 2021 (the “2021 Annual Report on Form 10-K”).

You are urged to carefully review the disclosures we make concerning these risks and review the additional disclosures we make concerning material risks and other factors that may affect the outcome of our forward-looking statements and our business and operating results, including those made in Part I, Item 1A of our 2021 Annual Report on Form 10-K and any of those made in our other reports filed with the Securities and Exchange Commission, including under “Risk Factors” in Item 1A of subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q that may from time to time amend, supplement or supersede the risks and uncertainties disclosed in the 2021 Annual Report on Form 10-K. You are cautioned not to place undue reliance on the forward-looking statements included in this Quarterly Report on Form 10-Q, which speak only as of the date of this document. We do not intend, and undertake no obligation, to update or revise these forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events, except as required by law.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	October 1, 2021	July 2, 2021
ASSETS
Current assets:
Cash and cash equivalents	$3,290	$3,370
Accounts receivable, net	2,446	2,257
Inventories	3,544	3,616
Other current assets	576	514
Total current assets	9,856	9,757
Property, plant and equipment, net	3,260	3,188
Notes receivable and investments in Flash Ventures	1,646	1,586
Goodwill	10,066	10,066
Other intangible assets, net	364	442
Other non-current assets	1,199	1,093
Total assets	$26,391	$26,132
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,896	$1,934
Accounts payable to related parties	378	398
Accrued expenses	1,617	1,653
Accrued compensation	567	634
Current portion of long-term debt	251	251
Total current liabilities	4,709	4,870
Long-term debt	8,270	8,474
Other liabilities	2,051	2,067
Total liabilities	15,030	15,411
Commitments and contingencies (Notes 9, 10, 12 and 16)
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized — 5 shares; issued and outstanding — none	—	—
Common stock, $0.01 par value; authorized — 450 shares; issued — 312 shares; outstanding — 311 shares and 308 shares, respectively	3	3
Additional paid-in capital	3,401	3,608
Accumulated other comprehensive loss	(167)	(197)
Retained earnings	8,149	7,539
Treasury stock — common shares at cost; 1 shares and 4 shares, respectively	(25)	(232)
Total shareholders’ equity	11,361	10,721
Total liabilities and shareholders’ equity	$26,391	$26,132

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	October 1, 2021	October 2, 2020
Revenue, net	$5,051	$3,922
Cost of revenue	3,386	3,018
Gross profit	1,665	904
Operating expenses:
Research and development	578	555
Selling, general and administrative	291	256
Employee termination, asset impairment, and other charges	18	23
Total operating expenses	887	834
Operating income	778	70
Interest and other income (expense):
Interest income	2	2
Interest expense	(78)	(84)
Other income, net	2	9
Total interest and other expense, net	(74)	(73)
Income (loss) before taxes	704	(3)
Income tax expense	94	57
Net income (loss)	$610	$(60)

Income (loss) per common share
Basic	$1.97	$(0.20)
Diluted	$1.93	$(0.20)

Weighted average shares outstanding:
Basic	310	303
Diluted	316	303

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended
	October 1, 2021	October 2, 2020
Net income (loss)	$610	$(60)
Other comprehensive income, before tax:
Actuarial pension gain	1	1
Foreign currency translation adjustment	4	32
Net unrealized gain on derivative contracts and available-for-sale securities	33	30
Total other comprehensive income, before tax	38	63
Income tax expense related to items of other comprehensive income, before tax	(8)	(7)
Other comprehensive income, net of tax	30	56
Total comprehensive income (loss)	$640	$(4)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	October 1, 2021	October 2, 2020
Cash flows from operating activities
Net income (loss)	$610	$(60)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	250	374
Stock-based compensation	76	76
Deferred income taxes	27	11
Loss on disposal of assets	—	1
Amortization of debt discounts	10	10
Other non-cash operating activities, net	(12)	(6)
Changes in:
Accounts receivable, net	(188)	282
Inventories	73	(285)
Accounts payable	(41)	99
Accounts payable to related parties	(20)	(3)
Accrued expenses	(36)	(23)
Accrued compensation	(67)	26
Other assets and liabilities, net	(161)	(139)
Net cash provided by operating activities	521	363
Cash flows from investing activities
Purchases of property, plant and equipment	(245)	(337)
Proceeds from the sale of property, plant and equipment	—	7
Notes receivable issuances to Flash Ventures	(165)	(114)
Notes receivable proceeds from Flash Ventures	113	277
Strategic investments and other, net	(15)	1
Net cash used in investing activities	(312)	(166)
Cash flows from financing activities
Issuance of stock under employee stock plans	2	1
Taxes paid on vested stock awards under employee stock plans	(78)	(41)
Repayment of debt	(213)	(213)
Net cash used in financing activities	(289)	(253)
Effect of exchange rate changes on cash	—	3
Net decrease in cash and cash equivalents	(80)	(53)
Cash and cash equivalents, beginning of year	3,370	3,048
Cash and cash equivalents, end of period	$3,290	$2,995
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$221	$144
Cash paid for interest	$99	$104

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at July 2, 2021	312	$3	(4)	$(232)	$3,608	$(197)	$7,539	$10,721
Net income	—	—	—	—	—	—	610	610
Employee stock plans	—	—	3	207	(283)	—	—	(76)
Stock-based compensation	—	—	—	—	76	—	—	76
Actuarial pension gain	—	—	—	—	—	1	—	1
Foreign currency translation adjustment	—	—	—	—	—	4	—	4
Net unrealized gain on derivative contracts	—	—	—	—	—	25	—	25
Balance at October 1, 2021	312	$3	(1)	$(25)	$3,401	$(167)	$8,149	$11,361

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at July 3, 2020	312	$3	(10)	$(737)	$3,717	$(157)	$6,725	$9,551
Net income	—	—	—	—	—	—	(60)	(60)
Adoption of new accounting standards	—	—	—	—	—	—	(7)	(7)
Employee stock plans	—	—	2	216	(256)	—	—	(40)
Stock-based compensation	—	—	—	—	76	—	—	76
Actuarial pension gain	—	—	—	—	—	1	—	1
Foreign currency translation adjustment	—	—	—	—	—	32	—	32
Net unrealized loss on derivative contracts	—	—	—	—	—	23	—	23
Balance at October 2, 2020	312	$3	(8)	$(521)	$3,537	$(101)	$6,658	$9,576

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

The accounting policies followed by the Company are set forth in Part II, Item 8, Note 1, Organization and Basis of Presentation, of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10‑K for the fiscal year ended July 2, 2021. In the opinion of management, all adjustments necessary to fairly state the Condensed Consolidated Financial Statements have been made. All such adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in the Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10‑K for the fiscal year ended July 2, 2021. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

Fiscal Year

The Company’s fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every five to six years, the Company reports a 53-week fiscal year to align the fiscal year with the foregoing policy. Fiscal years 2022, which ends on July 1, 2022, and 2021, which ended on July 2, 2021, are each comprised of 52 weeks, with all quarters presented consisting of 13 weeks.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.    Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The Company adopted this ASU on July 3, 2021, which is the beginning of fiscal 2022, and its adoption did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock and results in fewer instruments with embedded conversion features being separately recognized from the host contract as compared with current standards. Those instruments that do not have a separately recognized embedded conversion feature will no longer recognize a debt issuance discount related to such a conversion feature and would recognize less interest expense on a periodic basis. Additionally, the ASU amends the calculation of the share dilution impact related to a conversion feature and eliminates the treasury method as an option. For instruments that do not have a component mandatorily settled in cash, the change will likely result in a higher amount of share dilution in the calculation of earnings per share. The Company expects to adopt this ASU in the first quarter of fiscal 2023, and is currently assessing the impact of adoption.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.    Segment Information

The Company manufactures, markets, and sells data storage devices and solutions in the U.S. and in foreign countries through its sales personnel, dealers, distributors, retailers, and subsidiaries. Historically, the Company had been managed and reported under a single operating segment. Late in the first quarter of fiscal 2021, the Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (“CODM”), announced a decision to reorganize the Company’s business by forming two separate product business units: hard disk drives (“HDD”) and flash-based products (“Flash”). To align with the new operating model and business structure, the Company made management organizational changes and implemented new reporting modules and processes to provide discrete information to manage the business. Effective July 3, 2021, the Company’s management finalized its assessment of the Company’s operating segments and concluded that the Company now has two reportable segments: HDD and Flash.

The CODM evaluates performance of the Company and makes decisions regarding allocation of resources based on each operating segment’s net revenue and gross margin, which are summarized below. Because of the integrated nature of the Company’s production and distribution activities, separate segment asset measures are not available or reviewed by the CODM to evaluate the performance of or to allocate resources to the segments.

The following table summarizes the operating performance of the Company’s reportable segments:

	Three Months Ended
	October 1, 2021	October 2, 2020
	(in millions)
Net revenue:
HDD	$2,561	$1,844
Flash	2,490	2,078
Total net revenue	$5,051	$3,922
Gross profit
HDD	$792	$483
Flash	921	548
Total gross profit for segments	1,713	1,031
Unallocated corporate items:
Amortization of acquired intangible assets	39	145
Stock-based compensation expense	9	12
Charges related to a power outage incident and related recovery	—	(30)
Total unallocated corporate items	(48)	(127)
Consolidated gross profit	$1,665	$904
Gross margin:
HDD	30.9%	26.2%
Flash	37.0%	26.4%
Consolidated gross margin	33.0%	23.0%

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Disaggregated Revenue

The Company’s broad portfolio of technology and products address multiple end markets. In the fiscal first quarter of 2022, the Company refined the end markets it reports to be Cloud, Client and Consumer. Cloud represents a large and growing end market comprised primarily of products for public or private cloud environments and end customers, which the Company believes it is uniquely positioned to address as the only provider of both hard drive and flash products. Through the Client end market, the Company provides its original equipment manufacturer (“OEM”) and channel customers a broad array of high-performance flash and hard drive solutions across personal computer, mobile, gaming, automotive, virtual reality headsets, at-home entertainment, and industrial spaces. The Consumer end market is highlighted by the Company’s broad range of retail and other end-user products, which capitalize on the strength of the Company’s product brand recognition and vast points of presence around the world.

The Company’s disaggregated revenue information is as follows:

	Three Months Ended
	October 1, 2021	October 2, 2020
	(in millions)
Revenue by End Market
Cloud	$2,225	$1,291
Client	1,853	1,750
Consumer	973	881
Total Revenue	$5,051	$3,922

Revenue by Geography
Americas	$1,614	$1,079
Europe, Middle East and Africa	762	629
Asia	2,675	2,214
Total Revenue	$5,051	$3,922

The Company’s top 10 customers accounted for 43% of its net revenue for the three months ended October 1, 2021, and 44% of its net revenue for the three months ended October 2, 2020. For the three months ended October 1, 2021 and October 2, 2020, no single customer accounted for 10% or more of the Company’s net revenue.

Goodwill

In connection with the Company’s determination of its reportable segments, effective July 3, 2021, the Company allocated its goodwill between its segments based on the estimated relative fair values of the business units. In addition, management performed a goodwill impairment assessment for each segment and concluded no impairment indicators as of both the beginning and end of the three months ended October 1, 2021. The following table provides a summary of goodwill activity for the period.

	HDD	Flash	Total
	(in millions)
Balance at July 3, 2021	$4,328	$5,738	$10,066
Foreign currency translation adjustment	—	—	—
Balance at October 1, 2021	$4,328	$5,738	$10,066

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.    Revenues

Contract assets represent the Company’s rights to consideration where performance obligations are completed but the customer payments are not due until another performance obligation is satisfied. The Company did not have any contract assets as of either October 1, 2021 or July 2, 2021.

The Company incurs sales commissions and other direct incremental costs to obtain sales contracts. The Company has applied the practical expedient to recognize the direct incremental costs of obtaining contracts as an expense when incurred if the amortization period is expected to be one year or less or the amount is not material, with these costs charged to Selling, general and administrative expenses. Other direct incremental costs to obtain contracts that have an expected benefit of greater than one year are amortized over the period of expected cash flows from the related contracts, and the amortization expense is recorded as a reduction to revenue. Total capitalized contract costs as of October 1, 2021 and July 2, 2021 as well as the related amortization for the three months ended October 1, 2021 and October 2, 2020 were not material.

Contract liabilities relate to customers’ payments in advance of performance under the contract and primarily relate to remaining performance obligations under support and maintenance contracts. As of October 1, 2021 and July 2, 2021, contract liabilities were not material.

The Company applies the practical expedients and does not disclose transaction price allocated to the remaining performance obligations for (i) arrangements that have an original expected duration of one year or less, which mainly consist of support and maintenance contracts, and (ii) variable consideration amounts for sale-based or usage-based royalties for IP license arrangements, which typically range longer than one year. Remaining performance obligations are mainly attributed to right-to-access patent license arrangements and customer support and service contracts, which will be recognized over the remaining contract period. The transaction price allocated to the remaining performance obligations as of October 1, 2021 was $61 million, which is mainly attributable to the functional IP license and service arrangements. The Company expects to recognize this amount as revenue as follows: $30 million during the remainder of fiscal 2022, $30 million in fiscal 2023, and $1 million in fiscal 2024 and thereafter.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.    Supplemental Financial Statement Data

Accounts receivable, net

From time to time, in connection with factoring agreements, the Company sells trade accounts receivable without recourse to third party purchasers in exchange for cash. The Company did not sell any trade accounts receivable during the three months ended October 1, 2021. During the three months ended October 2, 2020, the Company sold trade accounts receivable for cash proceeds of $128 million. The discounts on the trade accounts receivable sold were not material and were recorded within Other income, net in the Condensed Consolidated Statements of Operations. There were no factored receivables outstanding as of October 1, 2021 and July 2, 2021.

Inventories

	October 1, 2021	July 2, 2021
	(in millions)
Inventories:
Raw materials and component parts	$1,720	$1,623
Work-in-process	1,036	1,088
Finished goods	788	905
Total inventories	$3,544	$3,616

Property, plant and equipment, net

	October 1, 2021	July 2, 2021
	(in millions)
Property, plant and equipment:
Land	$278	$278
Buildings and improvements	1,875	1,854
Machinery and equipment	8,102	7,860
Computer equipment and software	455	440
Furniture and fixtures	52	51
Construction-in-process	419	476
Property, plant and equipment, gross	11,181	10,959
Accumulated depreciation	(7,921)	(7,771)
Property, plant and equipment, net	$3,260	$3,188

Intangible assets

	October 1, 2021	July 2, 2021
	(in millions)
Finite-lived intangible assets	$5,508	$5,508
In-process research and development	80	80
Accumulated amortization	(5,224)	(5,146)
Intangible assets, net	$364	$442

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product warranty liability

Changes in the warranty accrual were as follows:

	Three Months Ended
	October 1, 2021	October 2, 2020
	(in millions)
Warranty accrual, beginning of period	$363	$408
Charges to operations	40	35
Utilization	(23)	(31)
Changes in estimate related to pre-existing warranties	(10)	(21)
Warranty accrual, end of period	$370	$391

The current portion of the warranty accrual is classified in Accrued expenses and the long-term portion is classified in Other liabilities as noted below:

	October 1, 2021	July 2, 2021
	(in millions)
Warranty accrual
Current portion (included in Accrued expenses)	$175	$175
Long-term portion (included in Other liabilities)	195	188
Total warranty accrual	$370	$363

Other liabilities

	October 1, 2021	July 2, 2021
	(in millions)
Other liabilities:
Non-current net tax payable	$575	$684
Payables related to unrecognized tax benefits	758	750
Other non-current liabilities	718	633
Total other liabilities	$2,051	$2,067

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) (“AOCI”), net of tax refers to expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income. The following table illustrates the changes in the balances of each component of AOCI:

	Actuarial Pension Gains (Losses)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivative Contracts	Total Accumulated Comprehensive Income (Loss)
	(in millions)
Balance at July 2, 2021	$(35)	$(38)	$(124)	$(197)
Other comprehensive income (loss) before reclassifications	1	4	(17)	(12)
Amounts reclassified from accumulated other comprehensive income	—	—	50	50
Income tax benefit related to items of other comprehensive income	—	—	(8)	(8)
Net current-period other comprehensive income	1	4	25	30
Balance at October 1, 2021	$(34)	$(34)	$(99)	$(167)

During the three months ended October 1, 2021, the amounts reclassified out of AOCI were losses related to foreign exchange contracts of $37 million that were substantially all charged to Cost of revenue and losses related to interest rate swap contracts of $12 million that were charged to Interest expense in the Condensed Consolidated Statements of Operations. During the three months ended October 2, 2020, the amounts reclassified out of AOCI primarily related to foreign exchange contracts and were substantially all charged to Cost of revenue in the Condensed Consolidated Statements of Operations.

As of October 1, 2021, the amount of existing net losses related to cash flow hedges recorded in AOCI included $19 million related to the Company’s interest rate swaps that is expected to be reclassified to earnings after twelve months. In addition, as of October 1, 2021, the Company did not have any foreign exchange forward contracts with credit-risk-related contingent features.

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

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of October 1, 2021 and July 2, 2021, and indicate the fair value hierarchy of the valuation techniques utilized to determine such values:

	October 1, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents - Money market funds	$388	$—	$—	$388
Foreign exchange contracts	—	14	—	14
Total assets at fair value	$388	$14	$—	$402
Liabilities:
Foreign exchange contracts	$—	$47	$—	$47
Interest rate swap contract	—	69	—	69
Total liabilities at fair value	$—	$116	$—	$116

	July 2, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents - Money market funds	$1,283	$—	$—	$1,283
Foreign exchange contracts	—	14	—	14
Total assets at fair value	$1,283	$14	$—	$1,297
Liabilities:
Foreign exchange contracts	$—	$65	$—	$65
Interest rate swap contract	—	80	—	80
Total liabilities at fair value	$—	$145	$—	$145

During the three months ended October 1, 2021 and October 2, 2020, the Company had no transfers of financial assets and liabilities between levels and there were no changes in valuation techniques or the inputs used in the fair value measurement.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments Not Carried at Fair Value

For financial instruments where the carrying value (which includes principal adjusted for any unamortized issuance costs, and discounts or premiums) differs from fair value (which is based on quoted market prices), the following table represents the related carrying value and fair value for each of the Company’s outstanding financial instruments. Each of the financial instruments presented below was categorized as Level 2 for all periods presented, based on the frequency of trading immediately prior to the end of the first quarter of fiscal 2022 and the fourth quarter of fiscal 2021, respectively.

	October 1, 2021		July 2, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Variable interest rate Term Loan A-1 maturing 2023	$4,264	$4,282	$4,327	$4,346
Variable interest rate Term Loan B-4 maturing 2023	943	944	1,093	1,094
1.50% convertible notes due 2024	1,025	1,112	1,017	1,173
4.75% senior unsecured notes due 2026	2,289	2,550	2,288	2,556
Total	$8,521	$8,888	$8,725	$9,169

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.    Derivative Instruments and Hedging Activities

As of October 1, 2021, the Company had outstanding foreign exchange forward contracts that were designated as either cash flow hedges or non-designated hedges. Substantially all of the contract maturity dates of these foreign exchange forward contracts do not exceed 12 months. In addition, the Company had outstanding pay-fixed interest rate swaps that were designated as cash flow hedges of variable rate interest payments on a portion of its term loans through February 2023.

Changes in fair values of the non-designated foreign exchange contracts are recognized in Other income, net and are largely offset by corresponding changes in the fair values of the foreign currency denominated monetary assets and liabilities. For each of the three months ended October 1, 2021 and October 2, 2020, total net realized and unrealized transaction and foreign exchange contract currency gains and losses were not material to the Company’s Condensed Consolidated Financial Statements.

Unrealized gains or losses on designated cash flow hedges are recognized in AOCI. For more information regarding cash flow hedges, see Part I, Item1, Note 5. Supplemental Information - Accumulated other comprehensive income (losses), of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Netting Arrangements

Under certain provisions and conditions within agreements with counterparties to the Company’s foreign exchange forward contracts, subject to applicable requirements, the Company has the right of offset associated with the Company’s foreign exchange forward contracts and is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. As of October 1, 2021 and July 2, 2021, the effect of rights of offset was not material and the Company did not offset or net the fair value amounts of derivative instruments in its Condensed Consolidated Balance Sheets.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.    Debt

Debt consisted of the following as of October 1, 2021 and July 2, 2021:

	October 1, 2021	July 2, 2021
	(in millions)
Variable interest rate Term Loan A-1 maturing 2023	$4,269	$4,332
Variable interest rate Term Loan B-4 maturing 2023	943	1,093
1.50% convertible notes due 2024	1,100	1,100
4.75% senior unsecured notes due 2026	2,300	2,300
Total debt	8,612	8,825
Issuance costs and debt discounts	(91)	(100)
Subtotal	8,521	8,725
Less current portion of long-term debt	(251)	(251)
Long-term debt	$8,270	$8,474

The credit agreement governing the revolving credit facility and Term Loan A-1 requires the Company to comply with certain financial covenants, consisting of a leverage ratio and an interest coverage ratio. As of October 1, 2021, the Company was in compliance with these financial covenants.

During the three months ended October 1, 2021, the Company made a voluntary prepayment of $150 million on its Term Loan B-4. On October 22, 2021, the Company voluntarily prepaid the remaining principal balance of $943 million on its Term Loan B-4.

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

Obligations and Funded Status

The following table presents the unfunded status of the benefit obligations for the Pension Plans:

	October 1, 2021	July 2, 2021
	(in millions)
Benefit obligation at end of period	$359	$359
Fair value of plan assets at end of period	229	227
Unfunded status	$130	$132

The following table presents the unfunded amounts related to the Pension Plans as recognized on the Company’s Condensed Consolidated Balance Sheets:

	October 1, 2021	July 2, 2021
	(in millions)
Current liabilities	$1	$1
Non-current liabilities	129	131
Net amount recognized	$130	$132

Net periodic benefit costs were not material for the three months ended October 1, 2021.

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

The following table presents the notes receivable from, and equity investments in, Flash Ventures as of October 1, 2021 and July 2, 2021:

	October 1, 2021	July 2, 2021
	(in millions)
Notes receivable, Flash Partners	$145	$191
Notes receivable, Flash Alliance	194	213
Notes receivable, Flash Forward	681	561
Investment in Flash Partners	201	199
Investment in Flash Alliance	294	293
Investment in Flash Forward	131	129
Total notes receivable and investments in Flash Ventures	$1,646	$1,586

During the three months ended October 1, 2021 and October 2, 2020, the Company made net payments to Flash Ventures of $1.19 billion and $981 million, respectively, for purchased flash-based memory wafers and net loans.

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

As of October 1, 2021 and July 2, 2021, the Company had Accounts payable balances due to Flash Ventures of $378 million and $398 million, respectively.

The Company’s maximum reasonably estimable loss exposure (excluding lost profits) as a result of its involvement with Flash Ventures, based upon the Japanese yen to U.S. dollar exchange rate at October 1, 2021, is presented below. Investments in Flash Ventures are denominated in Japanese yen, and the maximum estimable loss exposure excludes any cumulative translation adjustment due to revaluation from the Japanese yen to the U.S. dollar.

October 1, 2021
(in millions)
Notes receivable	$1,020
Equity investments	626
Operating lease guarantees	1,985
Inventory and prepayments	790
Maximum estimable loss exposure	$4,421

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

In June 2019, an unexpected power outage incident occurred at the flash-based memory manufacturing facilities operated in Yokkaichi, Japan. The power outage incident impacted the facilities and process tools and resulted in damage to flash wafers in production and a reduction in the Company’s flash wafer availability. During the three months ended October 2, 2020, the Company recovered $30 million related to this incident from its insurance carriers, which was recorded in Cost of revenue.

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

The following table presents the Company’s portion of the remaining guarantee obligations under the Flash Ventures’ lease facilities in both Japanese yen and U.S. dollar-equivalent, based upon the Japanese yen to U.S. dollar exchange rate as of October 1, 2021.

	Lease Amounts
	(Japanese yen, in billions)	(U.S. dollar, in millions)
Total guarantee obligations	¥220	$1,985

The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the end of the term of the Flash Ventures lease agreements, in annual installments as of October 1, 2021 in U.S. dollars, based upon the Japanese yen to U.S. dollar exchange rate as of October 1, 2021:

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
	(in millions)
Remaining nine months of 2022	$443	$22	$465
2023	481	65	546
2024	325	117	442
2025	138	107	245
2026	91	162	253
Thereafter	4	30	34
Total guarantee obligations	$1,482	$503	$1,985

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company and Kioxia have agreed to mutually contribute to, and indemnify each other and Flash Ventures for, environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances. The Company has not made any indemnification payments, nor recorded any indemnification receivables, under any such agreements. As of October 1, 2021, no amounts have been accrued in the Condensed Consolidated Financial Statements with respect to these indemnification agreements.

Unis Venture

The Company has a joint venture with Unisplendour Corporation Limited and Unissoft (Wuxi) Group Co. Ltd. (“Unis”), referred to as the “Unis Venture”, to market and sell the Company’s products in China and to develop data storage systems for the Chinese market in the future. The Unis Venture is 49% owned by the Company and 51% owned by Unis. The Company accounts for its investment in the Unis Venture under the equity method of accounting. Revenue on products distributed by the Unis Venture is recognized upon sell through to third-party customers. For the three months ended October 1, 2021 and October 2, 2020, the Company recognized approximately 5% and 2%, respectively, of its consolidated revenue on products distributed by the Unis Venture. The outstanding accounts receivable due from and investment in the Unis Venture were 7% and 6% of Accounts receivable, net as of October 1, 2021 and July 2, 2021, respectively.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.    Leases and Other Commitments

Leases

The Company leases certain domestic and international facilities and data center space under long-term, non-cancelable operating leases that expire at various dates through 2034. These leases include no material variable or contingent lease payments. Operating lease assets and liabilities are recognized based on the present value of the remaining lease payments discounted using the Company’s incremental borrowing rate. Operating lease assets also include prepaid lease payments minus any lease incentives. Extension or termination options present in the Company’s lease agreements are included in determining the right-of-use asset and lease liability when it is reasonably certain the Company will exercise those options. Lease expense is recognized on a straight-line basis over the lease term. The following table summarizes supplemental balance sheet information related to operating leases as of October 1, 2021:

Lease Amounts
Minimum lease payments by fiscal year:	($ in millions)
Remaining nine months of 2022	$33
2023	43
2024	43
2025	41
2026	42
Thereafter	187
Total future minimum lease payments	389
Less: Imputed Interest	60
Present value of lease liabilities	329
Less: Current portion (included in Accrued expenses)	35
Long-term operating lease liabilities (included in Other liabilities)	$294

Operating lease right-of-use assets (included in Other non-current assets)	$316

Weighted average remaining lease term in years	8.9
Weighted average discount rate	3.4%

The following table summarizes supplemental disclosures of operating cost and cash flow information related to operating leases:

	Three Months Ended
	October 1, 2021	October 2, 2020
	(in millions)
Cost of operating leases	$13	$13
Cash paid for operating leases	12	12
Operating lease assets obtained in exchange for operating lease liabilities	112	7

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase Agreements and Other Commitments

In the normal course of business, the Company enters into purchase orders with suppliers for the purchase of components used to manufacture its products. These purchase orders generally cover forecasted component supplies needed for production during the next quarter, are recorded as a liability upon receipt of the components, and generally may be changed or canceled at any time prior to shipment of the components. The Company also enters into long-term agreements with suppliers that contain fixed future commitments, which are contingent on certain conditions such as performance, quality and technology of the vendor’s components. As of October 1, 2021, the Company had the following minimum long-term commitments:

Long-term commitments
(in millions)
Fiscal year:
Remaining nine months of 2022	$423
2023	534
2024	306
2025	148
2026	20
Thereafter	170
Total	$1,601

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

	Three Months Ended
	October 1, 2021	October 2, 2020
	(in millions)
RSUs and PSUs	$67	$67
ESPP	9	9
Total	$76	$76

	Three Months Ended
	October 1, 2021	October 2, 2020
	(in millions)
Cost of revenue	$9	$12
Research and development	40	39
Selling, general and administrative	27	25
Subtotal	76	76
Tax benefit	(15)	(11)
Total	$61	$65

Windfall tax benefits and tax deficiencies for shortfalls related to the vesting and exercise of stock-based awards, which are recognized as a component of the Company’s Income tax expense, were not material for the periods presented.

Compensation cost related to unvested stock options, RSUs, PSUs, and rights to purchase shares of common stock under the ESPP will generally be amortized on a straight-line basis over the remaining average service period. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of October 1, 2021:

	Unamortized Compensation Costs	Weighted Average Service Period
	(in millions)	(years)
RSUs and PSUs (1)	$755	2.8
ESPP	56	1.6
Total unamortized compensation cost	$811
(1)    Weighted average service period assumes the performance metrics are met for the PSUs.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Activities

Stock Options

The following table summarizes stock option activity under the Company’s incentive plans. All outstanding options were exercisable at October 1, 2021:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Options outstanding at July 2, 2021	1.5	$72.84	1.2	$15
Exercised	—	44.78		$1
Canceled or expired	(0.4)	99.71
Options outstanding at October 1, 2021	1.1	$64.61	1.2	$7

RSUs and PSUs

The following table summarizes RSU and PSU activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value at Vest Date
	(in millions)		(in millions)
RSUs and PSUs outstanding at July 2, 2021	16.1	$50.12
Granted	4.9	63.68
Vested	(4.5)	53.99	$277
Forfeited	(0.6)	52.62
RSUs and PSUs outstanding at October 1, 2021	15.9	$53.17

RSUs and PSUs are generally settled in an equal number of shares of the Company’s common stock at the time of vesting of the units.

Stock Repurchase Program

The Company’s Board of Directors has authorized a stock repurchase program for the repurchase of up to $5.0 billion of the Company’s common stock, which authorization is effective through July 25, 2023. The Company did not make any stock repurchases during the three months ended October 1, 2021 and has not repurchased any shares of its common stock pursuant to its stock repurchase program since the first quarter of fiscal 2019. The remaining amount available to be repurchased under the Company’s current stock repurchase program as of October 1, 2021 was $4.5 billion. Repurchases under the stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Company expects stock repurchases to be funded principally by operating cash flows.

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

The following table presents the Company’s Income tax expense and the effective tax rate:

	Three Months Ended
	October 1, 2021	October 2, 2020
	($ in millions)
Income (loss) before taxes	$704	$(3)
Income tax expense	94	57
Effective tax rate	13%	(1,900)%

The primary drivers of the difference between the effective tax rate for the three months ended October 1, 2021 and the U.S. Federal statutory rate of 21%, are the relative mix of earnings and losses by jurisdiction, the deduction for foreign derived intangible income, credits, and tax holidays in Malaysia, the Philippines and Thailand that will expire at various dates during fiscal years 2024 through 2031. In addition, the effective tax rate for the three months ended October 1, 2021 includes the discrete effect of an increase to unrecognized tax benefits of $16 million as a result of ongoing discussions with various taxing authorities.

The primary drivers of the difference between the effective tax rate for the three months ended October 2, 2020 and the U.S. Federal statutory rate of 21% are the relative mix of earnings and losses by jurisdiction, the deduction for foreign derived intangible income, credits, and tax holidays in Malaysia, Philippines and Thailand. In addition, the effective tax rate for the three months ended October 2, 2020 includes the discrete effects of net tax deficiencies from shortfalls of $11 million related to the vesting of stock-based awards and additional tax expense of $10 million from the re-measurement of purchase accounting deferred tax liabilities due to restructuring activities. The discrete items had no impact on the amount of income taxes paid by the Company.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intercompany payable balances matter for all fiscal years at issue and the impact was not material to the Consolidated Financial Statements.

The Company believes that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. If any issues addressed in the Company’s tax examinations are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of October 1, 2021, it was not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of the Company’s liability for unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of the Company’s tax returns.

As of October 1, 2021, the liability for unrecognized tax benefits (excluding accrued interest and penalties) was approximately $762 million. Accrued interest and penalties related to unrecognized tax benefits as of October 1, 2021 was approximately $132 million. Of these amounts, approximately $758 million could result in potential cash payments. The Company is not able to provide a reasonable estimate of the timing of future tax payments related to these obligations.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.    Net Income (Loss) Per Common Share

The following table presents the computation of basic and diluted income (loss) per common share:

	Three Months Ended
	October 1, 2021	October 2, 2020
	(in millions, except per share data)
Net income (loss)	$610	$(60)
Weighted average shares outstanding:
Basic	310	303
Employee stock options, RSUs, PSUs and ESPP	6	—
Basic and diluted	316	303
Income (loss) per common share
Basic	$1.97	$(0.20)
Diluted	$1.93	$(0.20)
Anti-dilutive potential common shares excluded	1	16

The Company computes basic income (loss) per common share using Net income (loss) and the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is computed using Net income (loss) and the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include dilutive outstanding employee stock options, RSUs and PSUs, and rights to purchase shares of common stock under the Company’s ESPP. For the three months ended October 2, 2020, the Company recorded net loss, and all shares subject to outstanding equity awards have been excluded for this period because including them would be anti-dilutive.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.    Employee Termination, Asset Impairment and Other Charges

The Company recorded the following charges related to employee termination benefits, asset impairment, and other charges:

	Three Months Ended
	October 1, 2021	October 2, 2020
	(in millions)
Employee termination and other charges:
Business Realignment	$15	$23
Total employee termination and other charges	15	23
Asset impairment:
Business Realignment	3	—
Total employee termination, asset impairment, and other charges	$18	$23

Business Realignment

The Company periodically incurs charges as part of the integration process of recent acquisitions and to realign its operations with anticipated market demand, primarily consisting of organization rationalization designed to streamline its business, reduce its cost structure and focus its resources.

The following table presents an analysis of the components of these activities against the reserve during the three months ended October 1, 2021:

Employee Termination Benefits
(in millions)
Accrual balance at July 2, 2021	$2
Charges	15
Cash payments	(4)
Accrual balance at October 1, 2021	$13

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16.    Legal Proceedings

Tax

For disclosures regarding statutory notices of deficiency issued by the IRS on June 28, 2018 and December 10, 2018, petitions filed by the Company with the U.S. Tax Court in September 2018 and March 2019, additional penalties asserted by the IRS in March 2021 and a tentative resolution with respect to certain matters, see Note 13, Income Tax Expense.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws, and should be read in conjunction with the disclosures we make concerning risks and other factors that may affect our business and operating results. You should read this information in conjunction with the unaudited Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited Consolidated Financial Statements and notes thereto included in Part II, Item 8 of our Annual Report on Form 10‑K for the fiscal year ended July 2, 2021. See also “Forward-Looking Statements” immediately prior to Part I, Item 1 in this Quarterly Report on Form 10-Q.

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

Our fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every five to six years, we report a 53-week fiscal year to align the fiscal year with the foregoing policy. Fiscal years 2022, which ends on July 1, 2022, and 2021, which ended on July 2, 2021, are each comprised of 52 weeks, with all quarters presented consisting of 13 weeks.

Key Developments

Business Structure

Historically, our company had been managed and reported under a single operating segment. Late in the first quarter of fiscal 2021, the Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), announced a decision to reorganize our business by forming two separate product business units: hard disk drives (“HDD”) and flash-based products (“Flash”). The new structure is intended to provide each business unit with focus and responsibility for identifying current and future customer requirements while driving the strategy, roadmap, pricing and overall profitability for their respective product areas. To align with the new operating model and business structure, we made management organizational changes and implemented new reporting modules and processes to provide discrete information to manage the business. Effective July 3, 2021, management finalized its assessment of our operating segments and concluded that we now have two reportable segments: HDD and Flash.

Our broad portfolio of technology and products address multiple end markets. In the fiscal first quarter of 2022, we refined the end markets we report to be Cloud, Client and Consumer. Cloud represents a large and growing end market comprised primarily of products for public or private cloud environments and end customers, which we believe we are uniquely positioned to address as the only provider of both hard drive and flash products. Through the Client end market, we provide our OEM and channel customers a broad array of high-performance flash and hard drive solutions across personal computer, mobile, gaming, automotive, virtual reality headsets, at-home entertainment, and industrial spaces. The Consumer end market is highlighted by our broad range of retail and other end-user products, which capitalize on the strength of our product brand recognition and vast points of presence around the world.

The discussion and analysis included under Results of Operations below reflects our new business unit structure and end markets discussed above.

COVID-19 Pandemic and Operational Update

As the ongoing COVID-19 pandemic has evolved, we have implemented and maintained more thorough sanitation practices as outlined by health organizations and supported vaccination efforts. As we begin to phase in a return to site for more employees, we are monitoring and adopting practices recommended by health organizations to ensure the continued safety of our employees and business partners. In addition, the responses to COVID-19 taken by others in the supply chain have increased the costs of their services which have in turn impacted our operations. We incurred incremental charges primarily related to logistics, absorption and other factory-related costs of approximately $56 million and $28 million during the three months ended October 1, 2021 and October 2, 2020, respectively, which were recorded in Cost of revenue.

The technology hardware and semiconductor industries faced supply chain disruptions during the quarter that negatively impacted both our and our customers’ ability to manufacture products, which collectively reduced revenues across all of our end markets. While these supply disruptions may continue for the near term, we ultimately expect that they will be transitory as demand for our products has remained solid during the pandemic, with work-from-home, distance learning, and at home entertainment driving demand for cloud environments, new devices, and retail products.

The COVID-19 environment remains dynamic and we will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. See “The COVID-19 pandemic could negatively affect our business” and “We are dependent on a limited number of qualified suppliers who provide critical services, materials or components, and a disruption in our supply chain could negatively affect our business” in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended July 2, 2021 for more information regarding the risks we face as a result of the COVID-19 pandemic and supply chain disruptions.

Flash Ventures

In October 2020, Kioxia announced the start of construction of the shell for a new fabrication facility in Yokkaichi, Japan, referred to as “Y7”. We expect to continue Flash Ventures investments into Y7 in due course, following the completion of agreements with Kioxia governing the construction and operation of the new facility and according to the then-prevailing market trends.

Results of Operations

First Quarter Overview

The following table sets forth, for the periods presented, selected summary information from our Condensed Consolidated Statements of Operations by dollars and percentage of net revenue(1):

	Three Months Ended
	October 1, 2021		October 2, 2020		$ Change	% Change
	($ in millions)
Revenue, net	$5,051	100.0%	$3,922	100.0%	$1,129	29%
Cost of revenue	3,386	67.0	3,018	77.0	368	12
Gross profit	1,665	33.0	904	23.0	761	84
Operating Expenses:
Research and development	578	11.4	555	14.2	23	4
Selling, general and administrative	291	5.8	256	6.5	35	14
Employee termination, asset impairment, and other charges	18	0.4	23	0.6	(5)	(22)
Total operating expenses	887	17.6	834	21.3	53	6
Operating income	778	15.4	70	1.8	708	1,011
Interest and other income (expense):
Interest income	2	—	2	0.1	—	—
Interest expense	(78)	(1.5)	(84)	(2.1)	6	(7)
Other income, net	2	—	9	0.2	(7)	(78)
Total interest and other expense, net	(74)	(1.5)	(73)	(1.9)	(1)	1
Income before taxes	704	13.9	(3)	(0.1)	707	(23,567)
Income tax expense	94	1.9	57	1.5	37	65
Net income	$610	12.1	$(60)	(1.5)	670	(1,117)

(1)    Percentages may not total due to rounding.

The following table sets forth, for the periods presented, a summary of our segment information:

	Three Months Ended
	October 1, 2021	October 2, 2020
	(in millions)
Net revenue:
HDD	$2,561	$1,844
Flash	2,490	2,078
Total net revenue	$5,051	$3,922
Gross profit
HDD	$792	$483
Flash	921	548
Unallocated corporate items:
Amortization of acquired intangible assets	39	145
Stock-based compensation expense	9	12
Charges related to a power outage incident and related recovery	—	(30)
Total unallocated corporate items	(48)	(127)
Consolidated gross profit	$1,665	$904
Gross margin:
HDD	30.9%	26.2%
Flash	37.0%	26.4%
Consolidated gross margin	33.0%	23.0%

The Company’s disaggregated revenue information is as follows:

	Three Months Ended
	October 1, 2021	October 2, 2020
	(in millions)
Revenue by End Market
Cloud	$2,225	$1,291
Client	1,853	1,750
Consumer	973	881
Total Revenue	$5,051	$3,922

Revenue by Geography
Americas	$1,614	$1,079
Europe, Middle East and Africa	762	629
Asia	2,675	2,214
Total Revenue	$5,051	$3,922

Net Revenue

Comparison of Three Months Ended October 1, 2021 to Three Months Ended October 2, 2020

Consolidated net revenue increased 29% for the three months ended October 1, 2021 compared to the three months ended October 2, 2020, which reflects an increase in exabytes of HDD and flash sold as discussed below. The revenue increase driven by exabytes was partially offset by a decline in the average price per gigabyte of storage for both HDD and Flash as product mix shifted.

HDD revenue increased 39% year over year, primarily driven by a 52% increase in exabytes sold. Higher volume was due to continued demand for our latest generation energy assisted drives among our public and private cloud customers. The strong demand in Cloud was partly offset by a decline in HDD exabytes sold in our Client and Consumer end markets due to pressure in the commercial channel related to component issues impacting our customers’ ability to ship product, greater component sourcing constraints within our own operations and uneven geographic demand due to COVID lockdowns. The revenue increase driven by exabytes was partially offset by a decline in the average price per gigabyte as noted above.

Flash revenue increased 20% year over year, primarily driven by a 30% increase in exabytes sold. The growth in volume was due to strong demand in Cloud for our latest generation of enterprise SSD products and the ramp of new 5G-based mobile phones incorporating our latest BiCS5 flash solutions. Higher volume was also driven by strong demand in gaming along with a growing brand recognition of WD_Black based products. The revenue increase driven by exabytes was partially offset by a decline in the average price per gigabyte as noted above.

The increase in Cloud revenue compared to the prior year was led by growth in both capacity enterprise hard drives and enterprise SSDs as we ramped sales of latest generation products after another successful quarter of qualifications with customers. In Client, we experienced growth–specifically in mobile, gaming, automotive, IOT and industrial applications. Our strength in this end market was partially offset by pressure in desktop and notebook hard drives due to supply disruptions at our customers and within our own operations. In Consumer, revenue growth was driven by strong demand in gaming along with a growing brand recognition of WD_Black. In the current year quarter, we experienced some supply disruptions, in addition to uneven geographic demand due to COVID lockdowns, which tempered revenue growth in each of our end-markets. However, we expect these impacts to be transitory.

The changes in net revenue by geography reflect an increase in the Americas driven by higher sales of HDD capacity enterprise products to cloud customers in the region and an increase in Asia primarily driven by our increased sales of Flash mobility products to manufacturers in the region.

Our top 10 customers accounted for 43% and 44% of our net revenue for the three months ended October 1, 2021 and October 2, 2020, respectively. For the three months ended October 1, 2021 and October 2, 2020, no single customer accounted for 10% or more of our net revenue.

Consistent with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. For both the three months ended October 1, 2021 and October 2, 2020, the programs represented 18% of gross revenues, and adjustments due to changes in accruals for these programs have generally averaged less than 1% of gross revenue year over year. The amounts attributed to our sales incentive and marketing programs generally vary according to several factors including industry conditions, list pricing strategies, seasonal demand, competitor actions, channel mix and overall availability of products. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue.

We believe future revenues will be supported by the introduction of our new 20TB HDD, which we are moving forward in qualifications with public and private cloud customers. Within Cloud, our enterprise SSDs are now qualified with three cloud titans and we have made progress on the qualification process with public and private cloud customers and distribution channels. We expect these qualifications to drive accelerated growth in 2022 as customers begin to deploy these products into their networks. We also expect the migration to 5G, combined with a continued increase in the amount of storage per phone, to drive revenue growth in our Client end market in the near term. In Consumer, we also expect to see near term revenue growth due to continued growth in the brand recognition of our WD_Black-based products in the channel and retail.

Gross Profit and Gross Margin

Consolidated gross profit increased by $761 million for the three months ended October 1, 2021 from the comparable period in the prior year, which reflects the increase in revenue in both HDD and Flash, as well as a $106 million decrease in charges in the current period related to amortization expense on acquired intangible assets, some of which became fully amortized.

Consolidated gross margin increased 10.0 percentage points for the three months ended October 1, 2021 from the comparable period in the prior year, which reflects higher gross margin in both HDD and Flash and the lower charges for amortization of acquired intangible assets noted above. HDD and Flash gross margin increased by 4.7 and 10.6 percentage points year over year, respectively, reflecting cost reductions as we ramped production on higher capacity drives.

Operating Expenses

Research and development (“R&D”) expense increased $23 million for the three months ended October 1, 2021 from the comparable period in the prior year. The increase was driven by higher compensation costs due to merit increases and increased headcount, as well as higher variable compensation cost due to improved earnings.

Selling, general and administrative (“SG&A”) expense increased $35 million for the three months ended October 1, 2021 from the comparable period in the prior year. The increase was driven by approximately $20 million for professional services and approximately $10 million of higher compensation costs due to merit increases and increased headcount, as well as higher variable compensation cost due to improved earnings.

Employee termination, asset impairment and other charges decreased from the comparable period in the prior year as some of the actions initiated in the prior year have been substantially completed. For information regarding Employee termination, asset impairment and other charges, see Part I, Item 1, Note 15, Employee Termination, Asset Impairment and Other Charges, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Interest and Other Income (Expense)

Total interest and other expense, net for the three months ended October 1, 2021 was relatively flat with the prior year, reflecting lower interest expense resulting from the pay-down of principal on our debt, partially offset by a lower impact from foreign exchange rates and other gains.

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

The following table sets forth income tax information from our Condensed Consolidated Statements of Operations by dollar and effective tax rate:

	Three Months Ended
	October 1, 2021	October 2, 2020
	($ in millions)
Income (loss) before taxes	$704	$(3)
Income tax expense	94	57
Effective tax rate	13%	(1,900)%

The primary drivers of the difference between the effective tax rate for the three months ended October 1, 2021 and the U.S. Federal statutory rate of 21%, are the relative mix of earnings and losses by jurisdiction, the deduction for foreign derived intangible income, credits, and tax holidays in Malaysia, the Philippines and Thailand that will expire at various dates during fiscal years 2024 through 2031. In addition, the effective tax rate for the three months ended October 1, 2021 includes the discrete effect of an increase to unrecognized tax benefits of $16 million as a result of ongoing discussions with various taxing authorities.

The primary drivers of the difference between the effective tax rate for the three months ended October 2, 2020 and the U.S. Federal statutory rate of 21% are the relative mix of earnings and losses by jurisdiction, the deduction for foreign derived intangible income, credits, and tax holidays in Malaysia, Philippines and Thailand. In addition, the effective tax rate for the three months ended October 2, 2020 includes the discrete effects of net tax deficiencies from shortfalls of $11 million related to the vesting of stock-based awards and additional tax expense of $10 million from the re-measurement of purchase accounting deferred tax liabilities due to restructuring activities. The discrete items had no impact on the amount of income taxes paid.

Our future effective tax rate is subject to future regulatory developments and changes in the mix of our U.S. earnings compared to foreign earnings. Our total tax expense in future fiscal years may also vary as a result of discrete items such as excess tax benefits or deficiencies.

For additional information regarding Income tax expense (benefit), see Part I, Item 1, Note 13, Income Tax Expense, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

The following table summarizes our statements of cash flows:

	Three Months Ended
	October 1, 2021	October 2, 2020
	(in millions)
Net cash provided by (used in):
Operating activities	$521	$363
Investing activities	(312)	(166)
Financing activities	(289)	(253)
Effect of exchange rate changes on cash	—	3
Net decrease in cash and cash equivalents	$(80)	$(53)

We believe our cash, cash equivalents and cash generated from operations as well as our available credit facilities will be sufficient to meet our working capital, debt and capital expenditure needs for at least the next twelve months. Our ability to sustain our working capital position is subject to a number of risks that we discuss in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended July 2, 2021.

We have also filed a shelf registration statement (the “Shelf Registration Statement”) with the Securities and Exchange Commission that expires in August 2024, which allows us to offer and sell shares of common stock, preferred stock, warrants, and debt securities. We may use the Shelf Registration Statement or other capital sources, including other offerings of equity or debt securities or the credit markets, to satisfy future financing needs, including planned or unanticipated capital expenditures, investments, debt repayments or other expenses. Any such additional financing will be subject to market conditions and may not be available on terms acceptable to us or at all.

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

A total of $2.41 billion and $1.97 billion of our Cash and cash equivalents was held outside of the U.S. as of October 1, 2021 and October 2, 2020, respectively. There are no material tax consequences that were not previously accrued for on the repatriation of this cash.

Operating Activities

Cash flow from operating activities primarily consists of net income, adjusted for non-cash charges, plus or minus changes in operating assets and liabilities. This represents our principal source of cash. Net cash used for changes in operating assets and liabilities was $440 million for the three months ended October 1, 2021, as compared to $43 million of net cash used for changes in operating assets and liabilities for the three months ended October 2, 2020. Changes in our operating assets and liabilities are largely affected by our working capital requirements, which are dependent on the effective management of our cash conversion cycle as well as timing of payments for taxes. Our cash conversion cycle measures how quickly we can convert our products into cash through sales. The cash conversion cycles were as follows:

	Three Months Ended
	October 1, 2021	October 2, 2020
	(in days)
Days sales outstanding	44	49
Days in inventory	95	101
Days payables outstanding	(61)	(71)
Cash conversion cycle	78	79

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

For the three months ended October 1, 2021, DSO decreased by 5 days from the comparable period in the prior year, primarily reflecting the timing of shipments and customer collections. We have seen no significant deterioration in our receivables as a result of COVID-19. DIO and DPO decreased by 6 days and 10 days, respectively, from the comparable period in the prior year primarily reflecting improved supply chain management in the HDD business, as well as routine variations in the timing of purchases and payments during the period.

Investing Activities

Net cash used in investing activities for the three months ended October 1, 2021 primarily consisted of $245 million in capital expenditures and a $52 million net increase in notes receivable issuances to Flash Ventures. Net cash used in investing activities for the three months ended October 2, 2020 primarily consisted of $337 million in capital expenditures partially offset by a $163 million net decrease in notes receivable issuances to Flash Ventures to fund its capital expansion.

Our cash equivalents are primarily invested in money market funds that invest in U.S. Treasury securities and U.S. Government agency securities. In addition, from time to time, we invest directly in U.S. Treasury securities, U.S. and international government agency securities, certificates of deposit, asset backed securities and corporate and municipal notes and bonds.

Financing Activities

During the three months ended October 1, 2021, net cash used in financing activities primarily consisted of $213 million for repayment of debt, which included a $150 million voluntary prepayment on our Term Loan B-4, and $78 million for taxes paid on vested stock awards under employee stock plans. Net cash used in financing activities for the three months ended October 2, 2020 primarily consisted of $213 million for the repayment of our debt, which included a $150 million voluntary prepayment on our Term Loan B-4, and $41 million for taxes paid on vested stock awards under employee stock plans.

On October 22, 2021, we voluntarily prepaid the remaining principal balance of $943 million on our Term Loan B-4.

Off-Balance Sheet Arrangements

Other than the commitments related to Flash Ventures incurred in the normal course of business and certain indemnification provisions (see “Short and Long-term Liquidity-Contractual Obligations and Commitments” below), we do not have any other material off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets, or any other obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not included in the Condensed Consolidated Financial Statements. Additionally, with the exception of Flash Ventures and our joint venture with Unisplendour Corporation Limited and Unissoft (Wuxi) Group Co. Ltd., we do not have an interest in, or relationships with, any variable interest entities. For additional information regarding our off-balance sheet arrangements, see Part I, Item 1, Note 10, Related Parties and Related Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Short- and Long-term Liquidity

Contractual Obligations and Commitments

The following is a summary of our known contractual cash obligations and commercial commitments as of October 1, 2021:

	Total	Remaining nine months of 2022	2023-2024	2025-2026	Beyond 2026
	(in millions)
Long-term debt, including current portion(1)	$8,612	$251	$6,061	$2,300	$—
Interest on debt	733	169	345	219	—
Flash Ventures related commitments(2)	6,122	2,553	2,379	1,024	166
Operating leases	389	33	86	83	187
Purchase obligations and other commitments	3,703	2,368	997	168	170
Mandatory Deemed Repatriation Tax	819	—	284	535	—
Total	$20,378	$5,374	$10,152	$4,329	$523

(1)Principal portion of debt, excluding discounts and issuance costs. On October 22, 2021, we voluntarily prepaid the remaining principal balance of $943 million on our Term Loan B-4, which was scheduled to mature in 2023.
(2)Includes reimbursement for depreciation and lease payments on owned and committed equipment, funding commitments for loans and equity investments and payments for other committed expenses, including R&D and building depreciation. Funding commitments assume no additional operating lease guarantees. Additional operating lease guarantees can reduce funding commitments.

Debt

In addition to our existing debt, we have $2.25 billion available for borrowing under our revolving credit facility, subject to customary conditions under the credit agreement. Additional information regarding our indebtedness, including information about availability under our revolving credit facility and the principal repayment terms, interest rates, covenants and other key terms of our outstanding indebtedness, is included in Part I, Item 1, Note 7, Debt, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and in Part II, Item 8, Note 6, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 2, 2021. The credit agreement governing our revolving credit facility and Term Loan A-1 requires us to comply with certain financial covenants, consisting of a leverage ratio and an interest coverage ratio. As of October 1, 2021, we were in compliance with these financial covenants.

We may issue additional debt securities in the future that may also be guaranteed by our 100% owned domestic subsidiary, Western Digital Technologies, Inc. (“Guarantor” and, together with Western Digital Corporation, the “Obligor Group”). Such guarantees may be full and unconditional, joint and several, on a secured or unsecured, subordinated or unsubordinated basis, and may be subject to certain customary guarantor release conditions. We conduct operations almost entirely through our subsidiaries. Accordingly, the Obligor Group’s cash flow and ability to service any guaranteed registered debt securities will depend on the earnings of our subsidiaries and the distribution of those earnings to the Obligor Group, including the earnings of the non-guarantor subsidiaries, whether by dividends, loans or otherwise. Holders of such guaranteed registered debt securities would have a direct claim only against the Obligor Group.

The following tables include summarized financial information for the Obligor Group. The information for the Obligor Group is presented on combined basis, excluding intercompany balances and transactions between the Company and the Guarantor and excluding investments in and equity in the earnings of non-guarantor subsidiaries. The Obligor Group’s amounts due from, amounts due to, and transactions with non-guarantor subsidiaries have been presented in separate line items in the tables below.

The assets and liabilities of the Obligor Group include the following:

	October 1, 2021	July 2, 2021
	(in millions)
Current assets (excluding net intercompany receivable from non-guarantor subsidiaries)	$2,458	$2,898
Non-current assets	1,855	1,903
Net intercompany payable to non-guarantor subsidiaries	(275)	(463)
Current liabilities	2,217	2,325
Non-current liabilities	9,409	9,726

The operating results and transactions with non-guarantor subsidiaries of the Obligor Group include the following:

	Three Months Ended	Year Ended
	October 1, 2021	July 2, 2021
	(in millions)
Net sales	$2,220	$12,378
Gross profit	572	1,861
Operating income	39	142
Net income	27	377
Intercompany revenue	626	5,190
Net intercompany interest expense	22	23
Intercompany dividends	76	528

Flash Ventures

Flash Ventures sells to and leases back from a consortium of financial institutions a portion of its tools and has entered into equipment lease agreements of which we guarantee half or all of the outstanding obligations under each lease agreement. The leases are subject to customary covenants and cancellation events that relate to Flash Ventures and each of the guarantors. The occurrence of a cancellation event could result in an acceleration of the lease obligations and a call on our guarantees. As of October 1, 2021, we were in compliance with all covenants under these Japanese lease facilities. See Part I, Item 1, Note 10, Related Parties and Related Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding Flash Ventures.

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

Mandatory Deemed Repatriation Tax

The following is a summary of our estimated mandatory deemed repatriation tax obligations that are payable in the following fiscal years (in millions):

October 1, 2021
2023	$106
2024	178
2025	238
2026	297
Total	$819

For additional information regarding our estimate of the total tax liability for the mandatory deemed repatriation tax, see Part II, Item 8, Note 14, Income Tax Expense, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 2, 2021.

Unrecognized Tax Benefits

As of October 1, 2021, the liability for unrecognized tax benefits (excluding accrued interest and penalties) was approximately $762 million. Accrued interest and penalties related to unrecognized tax benefits as of October 1, 2021 was approximately $132 million. Of these amounts, approximately $758 million could result in potential cash payments. We are not able to provide a reasonable estimate of the timing of future tax payments related to these obligations.

Interest Rate Swap

We have generally held a balance of fixed and variable rate debt. At October 1, 2021, we had $5.21 billion of variable rate debt, comprising 61% of the par value of our debt. To balance the portfolio and moderate our exposure to fluctuations in interest rates underlying our variable debt, we entered into pay-fixed interest rate swaps on $2.00 billion notional amount, which effectively converts a portion of our term loan to fixed rates through February 2023. After giving effect to the $2.00 billion of interest rate swaps, we effectively had $3.21 billion of Long-term debt subject to variations in interest rates and a one percent increase in the variable rate of interest would increase annual interest expense by $32 million.

Foreign Exchange Contracts

We purchase foreign exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for Operating expenses and product costs denominated in foreign currencies. For a description of our current foreign exchange contract commitments, see Part I, Item 1, Note 7, Derivative Instruments and Hedging Activities, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program for the repurchase of up to $5.0 billion of our common stock, which authorization is effective through July 25, 2023. We did not make any stock repurchases during the three months ended October 1, 2021 and have not repurchased any shares of our common stock pursuant to our stock repurchase program since the first quarter of fiscal 2019. Although we will reevaluate the repurchasing of our common stock when appropriate, there can be no assurance if, when or at what level we may resume such activity. The remaining amount available to be repurchased under our current stock repurchase program as of October 1, 2021 was $4.5 billion. Repurchases under the stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan.

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

There have been no material changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10‑K for the fiscal year ended July 2, 2021. Please refer to Part II, Item 7 of our Annual Report on Form 10‑K for the fiscal year ended July 2, 2021 for a discussion of our critical accounting policies and estimates.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Except as disclosed below, there have been no material changes to our market risk during the three months ended October 1, 2021. See Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risks in our Annual Report on Form 10-K for the fiscal year ended July 2, 2021 for further information about our exposure to market risk.

Foreign Currency Risk

We performed sensitivity analyses as of October 1, 2021 and July 2, 2021 using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our foreign currency derivative contracts used to offset the underlying exposures. The foreign currency exchange rates used in performing the sensitivity analyses were based on market rates in effect at October 1, 2021 and July 2, 2021. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar would result in a foreign exchange fair value loss of $296 million and $183 million at October 1, 2021 and July 2, 2021, respectively.

Item 4.    Controls and Procedures

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

Changes in Internal Control over Financial Reporting

In the first quarter of fiscal 2022, we implemented new reporting modules and processes to provide more discrete information to support our new business unit organizational structure. After considering these changes, our management has determined that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 13, Income Tax Expense, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for disclosures regarding statutory notices of deficiency issued by the IRS on June 28, 2018 and December 10, 2018, petitions filed by the Company with the U.S. Tax Court in September 2018 and March 2019, additional penalties asserted by the IRS in March 2021 and a tentative resolution with respect to certain matters.

Item 1A.    Risk Factors

We have described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 2, 2021 risks and uncertainties that could cause our actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. There have been no material changes from these risk factors previously described in our Annual Report on Form 10-K for the fiscal year ended July 2, 2021. These risks and uncertainties are not the only risks facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business, financial condition, results of operations or the market price of our common stock.

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

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 8, 2006)
3.2	Amended and Restated By-Laws of Western Digital Corporation, as amended effective as of February 10, 2021 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on February 12, 2021)
10.1	Form of Notice and Grant of Performance Stock Units and Performance Stock Unit Award Agreement- Financial Measure, under the Amended and Restated Western Digital Corporation 2017 Performance Incentive Plan†*
10.2	Form of Notice and Grant of Performance Stock Units and Performance Stock Unit Award Agreement- TSR Measure, under the Amended and Restated Western Digital Corporation 2017 Performance Incentive Plan†*
10.3	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Award Agreement- Vice President and Above, under the Amended and Restated Western Digital Corporation 2017 Performance Incentive Plan†*
10.4	Western Digital Corporation Amended and Restated 2017 Performance Incentive Plan Non-Employee Director Restricted Stock Unit Grant Program, amended and restated as of August 16, 2021†*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

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
Dated: November 4, 2021