Form 10-Q
period 2021-12-31
WESTERN DIGITAL CORP
filed 2022-02-03
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-8703

WESTERN DIGITAL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware			33-0956711
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

5601 Great Oaks Parkway	San Jose,	California	95119
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (408) 717-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value Per Share	WDC	The Nasdaq Stock Market LLC
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of the close of business on January 27, 2022, 312,917,687 shares of common stock, par value $0.01 per share, were outstanding.

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

These forward-looking statements are based on management’s current expectations, represent the most current information available to the Company as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and other factors that could cause actual results or performance to differ materially from those expressed in the forward-looking statements. These risks and uncertainties include, but are not limited to:

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

You are urged to carefully review the disclosures we make concerning these risks and review the additional disclosures we make concerning material risks and other factors that may affect the outcome of our forward-looking statements and our business and operating results, including those made in Part I, Item 1A of our 2021 Annual Report on Form 10-K and any of those made in our other reports filed with the Securities and Exchange Commission, including under “Risk Factors” in Item 1A of subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q that may from time to time amend, supplement or supersede the risks and uncertainties disclosed in the 2021 Annual Report on Form 10-K. You are cautioned not to place undue reliance on the forward-looking statements included in this Quarterly Report on Form 10-Q, which speak only as of the date of this document. We do not intend, and undertake no obligation, to update or revise these forward-looking statements to reflect new information or events after the date of this document or to reflect the occurrence of unanticipated events, except as required by law.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	December 31, 2021	July 2, 2021
ASSETS
Current assets:
Cash and cash equivalents	$2,531	$3,370
Accounts receivable, net	2,743	2,257
Inventories	3,647	3,616
Other current assets	614	514
Total current assets	9,535	9,757
Property, plant and equipment, net	3,367	3,188
Notes receivable and investments in Flash Ventures	1,553	1,586
Goodwill	10,065	10,066
Other intangible assets, net	300	442
Other non-current assets	1,205	1,093
Total assets	$26,025	$26,132
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,022	$1,934
Accounts payable to related parties	389	398
Accrued expenses	1,700	1,653
Accrued compensation	567	634
Current portion of long-term debt	251	251
Total current liabilities	4,929	4,870
Long-term debt	7,057	8,474
Other liabilities	2,021	2,067
Total liabilities	14,007	15,411
Commitments and contingencies (Notes 10, 11, 13 and 16)
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized — 5 shares; issued and outstanding — none	—	—
Common stock, $0.01 par value; authorized — 450 shares; issued — 313 shares and 312 shares, respectively; outstanding — 313 shares and 308 shares, respectively	3	3
Additional paid-in capital	3,519	3,608
Accumulated other comprehensive loss	(217)	(197)
Retained earnings	8,713	7,539
Treasury stock — common shares at cost; 0 shares and 4 shares, respectively	—	(232)
Total shareholders’ equity	12,018	10,721
Total liabilities and shareholders’ equity	$26,025	$26,132

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021
Revenue, net	$4,833	$3,943	$9,884	$7,865
Cost of revenue	3,250	2,983	6,636	6,001
Gross profit	1,583	960	3,248	1,864
Operating expenses:
Research and development	575	535	1,153	1,090
Selling, general and administrative	279	265	570	521
Employee termination, asset impairment, and other charges	2	2	20	25
Total operating expenses	856	802	1,743	1,636
Operating income	727	158	1,505	228
Interest and other income (expense):
Interest income	1	2	3	4
Interest expense	(76)	(81)	(154)	(165)
Other income (loss), net	(6)	6	(4)	15
Total interest and other expense, net	(81)	(73)	(155)	(146)
Income before taxes	646	85	1,350	82
Income tax expense	82	23	176	80
Net income	$564	$62	$1,174	$2

Income per common share:
Basic	$1.81	$0.20	$3.77	$0.01
Diluted	$1.79	$0.20	$3.73	$0.01

Weighted average shares outstanding:
Basic	312	305	311	304
Diluted	315	307	315	305

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021
Net income	$564	$62	$1,174	$2
Other comprehensive income (loss), before tax:
Actuarial pension gain	—	1	1	2
Foreign currency translation adjustment	(45)	34	(41)	66
Net unrealized gain (loss) on derivative contracts and available-for-sale securities	(10)	20	23	50
Total other comprehensive income (loss), before tax	(55)	55	(17)	118
Income tax benefit (expense) related to items of other comprehensive income (loss), before tax	5	(4)	(3)	(11)
Other comprehensive income (loss), net of tax	(50)	51	(20)	107
Total comprehensive income	$514	$113	$1,154	$109

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	December 31, 2021	January 1, 2021
Cash flows from operating activities
Net income	$1,174	$2
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	492	710
Stock-based compensation	163	156
Deferred income taxes	38	(5)
Loss on disposal of assets	1	1
Amortization of debt discounts	21	20
Other non-cash operating activities, net	13	(18)
Changes in:
Accounts receivable, net	(486)	546
Inventories	(30)	(505)
Accounts payable	96	70
Accounts payable to related parties	(9)	(13)
Accrued expenses	47	78
Accrued compensation	(66)	51
Other assets and liabilities, net	(267)	(305)
Net cash provided by operating activities	1,187	788
Cash flows from investing activities
Purchases of property, plant and equipment	(551)	(576)
Proceeds from the sale of property, plant and equipment	12	39
Notes receivable issuances to Flash Ventures	(337)	(252)
Notes receivable proceeds from Flash Ventures	320	346
Strategic investments and other, net	(13)	7
Net cash used in investing activities	(569)	(436)
Cash flows from financing activities
Issuance of stock under employee stock plans	60	63
Taxes paid on vested stock awards under employee stock plans	(80)	(43)
Repayment of debt	(2,425)	(461)
Proceeds from debt	998	—
Debt issuance costs	(9)	—
Other	—	(9)
Net cash used in financing activities	(1,456)	(450)
Effect of exchange rate changes on cash	(1)	6
Net decrease in cash and cash equivalents	(839)	(92)
Cash and cash equivalents, beginning of year	3,370	3,048
Cash and cash equivalents, end of period	$2,531	$2,956
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$312	$251
Cash paid for interest	$129	$144

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at July 2, 2021	312	$3	(4)	$(232)	$3,608	$(197)	$7,539	$10,721
Net income	—	—	—	—	—	—	610	610
Employee stock plans	—	—	3	207	(283)	—	—	(76)
Stock-based compensation	—	—	—	—	76	—	—	76
Actuarial pension gain	—	—	—	—	—	1	—	1
Foreign currency translation adjustment	—	—	—	—	—	4	—	4
Net unrealized gain on derivative contracts	—	—	—	—	—	25	—	25
Balance at October 1, 2021	312	3	(1)	(25)	3,401	(167)	8,149	11,361
Net income	—	—	—	—	—	—	564	564
Employee stock plans	1	—	1	25	31	—	—	56
Stock-based compensation	—	—	—	—	87	—	—	87
Foreign currency translation adjustment	—	—	—	—	—	(45)	—	(45)
Net unrealized loss on derivative contracts	—	—	—	—	—	(5)	—	(5)
Balance at December 31, 2021	313	$3	—	$—	$3,519	$(217)	$8,713	$12,018

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at July 3, 2020	312	$3	(10)	$(737)	$3,717	$(157)	$6,725	$9,551
Net loss	—	—	—	—	—	—	(60)	(60)
Adoption of new accounting standards	—	—	—	—	—	—	(7)	(7)
Employee stock plans	—	—	2	216	(256)	—	—	(40)
Stock-based compensation	—	—	—	—	76	—	—	76
Actuarial pension gain	—	—	—	—	—	1	—	1
Foreign currency translation adjustment	—	—	—	—	—	32	—	32
Net unrealized gain on derivative contracts	—	—	—	—	—	23	—	23
Balance at October 2, 2020	312	3	(8)	(521)	3,537	(101)	6,658	9,576
Net income	—	—	—	—	—	—	62	62
Employee stock plans	—	—	2	131	(71)	—	—	60
Stock-based compensation	—	—	—	—	80	—	—	80
Actuarial pension gain	—	—	—	—	—	1	—	1
Foreign currency translation adjustment	—	—	—	—	—	34	—	34
Net unrealized gain on derivative contracts	—	—	—	—	—	16	—	16
Balance at January 1, 2021	312	$3	(6)	$(390)	$3,546	$(50)	$6,720	$9,829

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

Use of Estimates

Company management has made estimates and assumptions relating to the reporting of certain assets and liabilities in conformity with U.S. GAAP. These estimates and assumptions have been applied using methodologies that are consistent throughout the periods presented with consideration given to the potential impacts of the ongoing COVID-19 pandemic. However, actual results could differ materially from these estimates and be significantly affected by the severity and duration of the COVID-19 pandemic, the extent of actions to contain or treat COVID-19, the timing, distribution, efficacy and public acceptance of vaccines around the world, additional surges of COVID-19, including the emergence of more contagious or vaccine-resistant variants, and how quickly and to what extent normal economic and operating activity can resume.

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

In November 2021, the FASB issued ASU No. 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance” (“ASU 2021-10”). ASU 2021-10 increases the transparency of government assistance received by requiring most business entities to disclose information about government assistance received, including (1) the types of assistance, (2) the entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. This ASU is effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2021, which for the Company is the first quarter of fiscal 2023. Early adoption is permitted. The Company is currently assessing the impact and timing of adoption of this ASU.

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

The following table summarizes the operating performance of the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021

Net revenue:
HDD	$2,213	$1,909	$4,774	$3,753
Flash	2,620	2,034	5,110	4,112
Total net revenue	$4,833	$3,943	$9,884	$7,865
Gross profit:
HDD	$677	$488	$1,469	$971
Flash	946	551	1,867	1,099
Total gross profit for segments	1,623	1,039	3,336	2,070
Unallocated corporate items:
Amortization of acquired intangible assets	(26)	(109)	(65)	(254)
Stock-based compensation expense	(14)	(15)	(23)	(27)
Charges related to a power outage incident and related recovery	—	45	—	75
Total unallocated corporate items	(40)	(79)	(88)	(206)
Consolidated gross profit	$1,583	$960	$3,248	$1,864
Gross margin:
HDD	30.6%	25.6%	30.8%	25.9%
Flash	36.1%	27.1%	36.5%	26.7%
Consolidated gross margin	32.8%	24.3%	32.9%	23.7%

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

The Company’s disaggregated revenue information is as follows:

	Three Months Ended		Six Months Ended
	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021
	(in millions)
Revenue by End Market
Cloud	$1,920	$1,014	$4,145	$2,305
Client	1,854	1,869	3,707	3,619
Consumer	1,059	1,060	2,032	1,941
Total Revenue	$4,833	$3,943	$9,884	$7,865

Revenue by Geography
Americas	$1,407	$945	$3,021	$2,024
Europe, Middle East and Africa	816	725	1,578	1,354
Asia	2,610	2,273	5,285	4,487
Total Revenue	$4,833	$3,943	$9,884	$7,865

The Company’s top 10 customers accounted for 46% and 44% of its net revenue for the three and six months ended December 31, 2021, respectively, and 43% and 41% of its net revenue for the three and six months ended January 1, 2021, respectively. For the three and six months ended December 31, 2021 and January 1, 2021, no single customer accounted for 10% or more of the Company’s net revenue.

Goodwill

In connection with the Company’s determination of its reportable segments, effective July 3, 2021, the Company allocated its goodwill between its segments based on the estimated relative fair values of the business units. In addition, management performed a goodwill impairment assessment for each segment and concluded there were no impairment indicators as of both the beginning and end of the six months ended December 31, 2021. The following table provides a summary of goodwill activity for the period:

	HDD	Flash	Total
	(in millions)
Balance at July 3, 2021	$4,328	$5,738	$10,066
Foreign currency translation adjustment	—	(1)	(1)
Balance at December 31, 2021	$4,328	$5,737	$10,065

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.    Revenues

Contract assets represent the Company’s rights to consideration where performance obligations are completed but the customer payments are not due until another performance obligation is satisfied. The Company did not have any contract assets as of either December 31, 2021 or July 2, 2021.

The Company incurs sales commissions and other direct incremental costs to obtain sales contracts. The Company has applied the practical expedient to recognize the direct incremental costs of obtaining contracts as an expense when incurred if the amortization period is expected to be one year or less or the amount is not material, with these costs charged to Selling, general and administrative expenses. Other direct incremental costs to obtain contracts that have an expected benefit of greater than one year are amortized over the period of expected cash flows from the related contracts, and the amortization expense is recorded as a reduction to revenue. Total capitalized contract costs as of December 31, 2021 and July 2, 2021 as well as the related amortization for the three and six months ended December 31, 2021 and January 1, 2021 were not material.

Contract liabilities relate to customers’ payments in advance of performance under the contract and primarily relate to remaining performance obligations under support and maintenance contracts. As of December 31, 2021 and July 2, 2021, contract liabilities were not material.

The Company applies the practical expedients and does not disclose transaction price allocated to the remaining performance obligations for (i) arrangements that have an original expected duration of one year or less, which mainly consist of the support and maintenance contracts, and (ii) variable consideration amounts for sale-based or usage-based royalties for intellectual property (“IP”) license arrangements, which typically range longer than one year. Remaining performance obligations are mainly attributed to right-to-access patent license arrangements and customer support and service contracts, which will be recognized over the remaining contract period. The transaction price allocated to the remaining performance obligations as of December 31, 2021 was $51 million, which is mainly attributable to the functional IP license and service arrangements. The Company expects to recognize this amount as revenue as follows: $20 million during the remainder of fiscal 2022, $30 million in fiscal 2023, and $1 million in fiscal 2024 and thereafter.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.    Supplemental Financial Statement Data

Accounts receivable, net

From time to time, in connection with factoring agreements, the Company sells trade accounts receivable without recourse to third party purchasers in exchange for cash. The Company did not sell any trade accounts receivable during the six months ended December 31, 2021. During the six months ended January 1, 2021, the Company sold trade accounts receivable for cash proceeds of $173 million. The discounts on the trade accounts receivable sold were not material and were recorded within Other income, net in the Condensed Consolidated Statements of Operations. There were no factored receivables outstanding as of December 31, 2021 and July 2, 2021.

Inventories

	December 31, 2021	July 2, 2021
	(in millions)
Inventories:
Raw materials and component parts	$1,685	$1,623
Work-in-process	1,013	1,088
Finished goods	949	905
Total inventories	$3,647	$3,616

Property, plant and equipment, net

	December 31, 2021	July 2, 2021
	(in millions)
Property, plant and equipment:
Land	$273	$278
Buildings and improvements	1,870	1,854
Machinery and equipment	8,287	7,860
Computer equipment and software	466	440
Furniture and fixtures	53	51
Construction-in-process	486	476
Property, plant and equipment, gross	11,435	10,959
Accumulated depreciation	(8,068)	(7,771)
Property, plant and equipment, net	$3,367	$3,188

Intangible assets

	December 31, 2021	July 2, 2021
	(in millions)
Finite-lived intangible assets	$5,508	$5,508
In-process research and development	80	80
Accumulated amortization	(5,288)	(5,146)
Intangible assets, net	$300	$442

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product warranty liability

Changes in the warranty accrual were as follows:

	Three Months Ended		Six Months Ended
	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021
	(in millions)
Warranty accrual, beginning of period	$370	$391	$363	$408
Charges to operations	36	24	76	59
Utilization	(28)	(24)	(51)	(55)
Changes in estimate related to pre-existing warranties	(27)	(25)	(37)	(46)
Warranty accrual, end of period	$351	$366	$351	$366

The current portion of the warranty accrual is classified in Accrued expenses and the long-term portion is classified in Other liabilities as noted below:

	December 31, 2021	July 2, 2021
	(in millions)
Warranty accrual:
Current portion (included in Accrued expenses)	$166	$175
Long-term portion (included in Other liabilities)	185	188
Total warranty accrual	$351	$363

Other liabilities

	December 31, 2021	July 2, 2021
	(in millions)
Other liabilities:
Non-current net tax payable	$572	$684
Payables related to unrecognized tax benefits	772	750
Other non-current liabilities	677	633
Total other liabilities	$2,021	$2,067

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) (“AOCI”), net of tax refers to expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income. The following table illustrates the changes in the balances of each component of AOCI:

	Actuarial Pension Gains (Losses)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivative Contracts	Total Accumulated Comprehensive Income (Loss)
	(in millions)
Balance at July 2, 2021	$(35)	$(38)	$(124)	$(197)
Other comprehensive income (loss) before reclassifications	1	(41)	(71)	(111)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	94	94
Income tax expense related to items of other comprehensive income (loss)	—	—	(3)	(3)
Net current-period other comprehensive income (loss)	1	(41)	20	(20)
Balance at December 31, 2021	$(34)	$(79)	$(104)	$(217)

During the three and six months ended December 31, 2021, the amounts reclassified out of AOCI were losses related to foreign exchange contracts and interest rate swap contracts. Losses reclassified out of AOCI related to foreign exchange contracts were $32 million and $69 million, respectively, and were substantially charged to Cost of revenue in the Condensed Consolidated Statements of Operations. Losses reclassified out of AOCI related to interest rate swap contracts were $12 million and $25 million, respectively, and were charged to Interest expense in the Condensed Consolidated Statements of Operations.

As of December 31, 2021, the amount of existing net losses related to cash flow hedges recorded in AOCI included $5 million related to the Company’s interest rate swaps that is expected to be reclassified to earnings after twelve months. In addition, as of December 31, 2021, the Company did not have any foreign exchange forward contracts with credit-risk-related contingent features.

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

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and July 2, 2021, and indicate the fair value hierarchy of the valuation techniques utilized to determine such values:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents - Money market funds	$71	$—	$—	$71
Foreign exchange contracts	—	22	—	22
Total assets at fair value	$71	$22	$—	$93
Liabilities:
Foreign exchange contracts	$—	$86	$—	$86
Interest rate swap contracts	—	48	—	48
Total liabilities at fair value	$—	$134	$—	$134

	July 2, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents - Money market funds	$1,283	$—	$—	$1,283
Foreign exchange contracts	—	14	—	14
Total assets at fair value	$1,283	$14	$—	$1,297
Liabilities:
Foreign exchange contracts	$—	$65	$—	$65
Interest rate swap contracts	—	80	—	80
Total liabilities at fair value	$—	$145	$—	$145

During the three and six months ended December 31, 2021 and January 1, 2021, the Company had no transfers of financial assets and liabilities between levels and there were no changes in valuation techniques or the inputs used in the fair value measurement.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments Not Carried at Fair Value

For financial instruments where the carrying value (which includes principal adjusted for any unamortized issuance costs, and discounts or premiums) differs from fair value (which is based on quoted market prices), the following table represents the related carrying value and fair value for each of the Company’s outstanding financial instruments. Each of the financial instruments presented below was categorized as Level 2 for all periods presented, based on the frequency of trading immediately prior to the end of the second quarter of fiscal 2022 and the fourth quarter of fiscal 2021, respectively.

	December 31, 2021		July 2, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Variable interest rate Term Loan A-1 maturing 2023	$2,998	$3,006	$4,327	$4,346
Variable interest rate Term Loan B-4 maturing 2023	—	—	1,093	1,094
1.50% convertible notes due 2024	1,032	1,116	1,017	1,173
4.75% senior unsecured notes due 2026	2,289	2,516	2,288	2,556
2.85% senior unsecured notes due 2029	495	505	—	—
3.10% senior unsecured notes due 2032	494	504	—	—
Total	$7,308	$7,647	$8,725	$9,169

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.    Derivative Instruments and Hedging Activities

As of December 31, 2021, the Company had outstanding foreign exchange forward contracts that were designated as either cash flow hedges or non-designated hedges. Substantially all of the contract maturity dates of these foreign exchange forward contracts do not exceed 12 months. In addition, the Company had outstanding pay-fixed interest rate swaps that were designated as cash flow hedges of variable rate interest payments on a portion of its term loans through February 2023.

Changes in fair values of the non-designated foreign exchange contracts are recognized in Other income, net and are largely offset by corresponding changes in the fair values of the foreign currency denominated monetary assets and liabilities. For each of the three and six months ended December 31, 2021 and January 1, 2021, total net realized and unrealized transaction and foreign exchange contract currency gains and losses were not material to the Company’s Condensed Consolidated Financial Statements.

Unrealized gains or losses on designated cash flow hedges are recognized in AOCI. For more information regarding cash flow hedges, see Part I, Item1, Note 5. Supplemental Information - Accumulated other comprehensive income (losses), of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Netting Arrangements

Under certain provisions and conditions within agreements with counterparties to the Company’s foreign exchange forward contracts, subject to applicable requirements, the Company has the right of offset associated with the Company’s foreign exchange forward contracts and is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. As of December 31, 2021 and July 2, 2021, the effect of rights of offset was not material and the Company did not offset or net the fair value amounts of derivative instruments in its Condensed Consolidated Balance Sheets.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.    Debt

Debt consisted of the following as of December 31, 2021 and July 2, 2021:

	December 31, 2021	July 2, 2021
	(in millions)
Variable interest rate Term Loan A-1 maturing 2023	$3,000	$4,332
Variable interest rate Term Loan B-4 maturing 2023	—	1,093
1.50% convertible notes due 2024	1,100	1,100
4.75% senior unsecured notes due 2026	2,300	2,300
2.85% senior unsecured notes due 2029	500	—
3.10% senior unsecured notes due 2032	500	—
Total debt	7,400	8,825
Issuance costs and debt discounts	(92)	(100)
Subtotal	7,308	8,725
Less current portion of long-term debt	(251)	(251)
Long-term debt	$7,057	$8,474

In December 2021, the Company issued $500 million aggregate principal amount of 2.850% senior unsecured notes due February 1, 2029 (the “2029 Notes”) and issued $500 million aggregate principal amount of 3.100% senior unsecured notes due February 1, 2032 (the “2032 Notes”) pursuant to the terms of an indenture, dated as of December 10, 2021 (the “Base Indenture”) between the Company and U.S. Bank National Association, as trustee (the “Trustee”), as supplemented by the first supplemental indenture dated as of December 10, 2021 (the “First Supplemental Indenture”) between the Company and the Trustee. As used herein, “Indenture” means the Base Indenture, as supplemented by the First Supplemental Indenture. The Indenture contains certain restrictive covenants which are subject to a number of limitations and exceptions. Interest for both the 2029 Notes and 2032 Notes is payable on February 1 and August 1 of each year. The Company is not required to make principal payments on either the 2029 Notes or 2032 Notes prior to their maturity dates. Issuance costs and discounts are amortized to interest expense over their respective terms and as of December 31, 2021, unamortized issuance costs and discounts were $5 million for the 2029 Notes and $6 million for the 2032 Notes.

During the six months ended December 31, 2021, the Company voluntarily paid $1.09 billion to prepay the remaining principal balance of its Term Loan B-4 in accordance with its terms. In addition, during the three months ended December 31, 2021, the Company repaid $1.27 billion of the outstanding principal balance on its Term Loan A-1 in accordance with its terms to reduce the remaining outstanding principal balance to $3.0 billion using proceeds from the issuance of the 2029 Notes and the 2032 Notes and using cash on hand.

Subsequent to the end of the second quarter of fiscal 2022, on January 7, 2022, the Company entered into a restatement agreement (“Restatement Agreement”) to amend and restate the Loan Agreement, originally dated as of April 29, 2016 (including subsequent amendments and the Restatement Agreement, collectively, the “Loan Agreement”), to provide for, among other things, (i) the issuance of a new $3.0 billion Term Loan A-2 maturing in January 2027 (the “Term Loan A-2”) to replace our previously existing Term Loan A-1; and (ii) the availability of a new $2.25 billion revolving credit facility maturing in January 2027 (the “2027 Revolving Facility”) to replace our previously existing $2.25 billion revolving credit facility and (iii) additional covenant flexibility and other modifications. The obligations under the Loan Agreement will be the senior unsecured obligations of the Company and will not benefit from any collateral or subsidiary guarantees.

The Term Loan A-2 Loan bears interest, at the Company’s option, at a per annum rate equal to either (x) the Adjusted Term Secured Overnight Financing Rate (“SOFR”) (as defined in the Loan Agreement) plus an applicable margin varying from 1.125% to 2.000% or (y) a base rate plus an applicable margin varying from 0.125% to 1.000%, in each case depending on the corporate family ratings of the Company from at least two of Standard & Poor’s Ratings Services (“S&P”), Moody’s Investors Service, Inc. (“Moody’s”) and Fitch Ratings, Inc. (“Fitch”), with an initial interest rate of Adjusted Term SOFR plus 1.375%. The Term Loan A-2 will amortize in equal quarterly installments of (i) 0.625% per quarter during the first through the fourth

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

full fiscal quarters following the date of the Restatement Agreement (the “Restatement Effective Date”) and (ii) 1.25% per quarter for the fifth through the nineteenth full fiscal quarters following the Restatement Effective Date, with the remaining balance payable on the date that is five years after the Restatement Effective Date.

Loans under the 2027 Revolving Facility bear interest at a per annum rate, at the Company’s option, equal to either (x) the Adjusted Term SOFR Rate (as defined in the Loan Agreement) plus an applicable margin varying from 1.125% to 2.000% or (y) a base rate plus an applicable margin varying from 0.125% to 1.000%, in each case depending on the corporate family ratings of the Company from at least two of S&P, Moody’s and Fitch, with an initial rate of Adjusted Term SOFR plus 1.375%. The Company will also pay an unused commitment fee on the 2027 Revolving Facility ranging from 0.120% to 0.350% based on the corporate family ratings of the Company from at least two of S&P, Moody’s and Fitch, with an initial unused commitment fee of 0.200%.

Prior to its restatement on January 7, 2022, the Loan Agreement required the Company to comply with certain financial covenants, consisting of a leverage ratio and an interest coverage ratio. As of December 31, 2021, the Company was in compliance with these financial covenants. Following its restatement on January 7, 2022, the covenants under the Loan Agreement were simplified and the interest coverage ratio requirement was removed.

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

Obligations and Funded Status

The following table presents the unfunded status of the benefit obligations for the Pension Plans:

	December 31, 2021	July 2, 2021
	(in millions)
Benefit obligation at end of period	$353	$359
Fair value of plan assets at end of period	223	227
Unfunded status	$130	$132

The following table presents the unfunded amounts related to the Pension Plans as recognized on the Company’s Condensed Consolidated Balance Sheets:

	December 31, 2021	July 2, 2021
	(in millions)
Current liabilities	$1	$1
Non-current liabilities	129	131
Net amount recognized	$130	$132

Net periodic benefit costs were not material for the three and six months ended December 31, 2021.

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

The following table presents the notes receivable from, and equity investments in, Flash Ventures as of December 31, 2021 and July 2, 2021:

	December 31, 2021	July 2, 2021
	(in millions)
Notes receivable, Flash Partners	$92	$191
Notes receivable, Flash Alliance	161	213
Notes receivable, Flash Forward	694	561
Investment in Flash Partners	194	199
Investment in Flash Alliance	284	293
Investment in Flash Forward	128	129
Total notes receivable and investments in Flash Ventures	$1,553	$1,586

During the three and six months ended December 31, 2021 and during the three and six months ended January 1, 2021, the Company made net payments to Flash Ventures of $1.11 billion and $2.30 billion, and $1.21 billion and $2.19 billion, respectively, for purchased flash-based memory wafers and net loans.

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

As of December 31, 2021 and July 2, 2021, the Company had Accounts payable balances due to Flash Ventures of $389 million and $398 million, respectively.

The Company’s maximum reasonably estimable loss exposure (excluding lost profits) as a result of its involvement with Flash Ventures, based upon the Japanese yen to U.S. dollar exchange rate at December 31, 2021, is presented below. Investments in Flash Ventures are denominated in Japanese yen, and the maximum estimable loss exposure excludes any cumulative translation adjustment due to revaluation from the Japanese yen to the U.S. dollar.

December 31, 2021
(in millions)
Notes receivable	$947
Equity investments	606
Operating lease guarantees	1,964
Inventory and prepayments	865
Maximum estimable loss exposure	$4,382

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

In June 2019, an unexpected power outage incident occurred at the flash-based memory manufacturing facilities operated in Yokkaichi, Japan. The power outage incident impacted the facilities and process tools and resulted in damage to flash wafers in production and a reduction in the Company’s flash wafer availability. During the three and six months ended January 1, 2021, the Company recovered $45 million and $75 million, respectively, related to this incident from its insurance carriers, which was recorded in Cost of revenue.

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

The following table presents the Company’s portion of the remaining guarantee obligations under the Flash Ventures’ lease facilities in both Japanese yen and U.S. dollar-equivalent, based upon the Japanese yen to U.S. dollar exchange rate as of December 31, 2021.

	Lease Amounts
	(Japanese yen, in billions)	(U.S. dollar, in millions)
Total guarantee obligations	¥226	$1,964

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the end of the term of the Flash Ventures lease agreements, in annual installments as of December 31, 2021 in U.S. dollars, based upon the Japanese yen to U.S. dollar exchange rate as of December 31, 2021:

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
	(in millions)
Remaining six months of 2022	$304	$—	$304
2023	507	63	570
2024	353	113	466
2025	161	103	264
2026	124	156	280
Thereafter	15	65	80
Total guarantee obligations	$1,464	$500	$1,964

The Company and Kioxia have agreed to mutually contribute to, and indemnify each other and Flash Ventures for, environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances. The Company has not made any indemnification payments, nor recorded any indemnification receivables, under any such agreements. As of December 31, 2021, no amounts have been accrued in the Condensed Consolidated Financial Statements with respect to these indemnification agreements.

Unis Venture

The Company has a joint venture with Unisplendour Corporation Limited and Unissoft (Wuxi) Group Co. Ltd. (“Unis”), referred to as the “Unis Venture”, to market and sell the Company’s products in China and to develop data storage systems for the Chinese market in the future. The Unis Venture is 49% owned by the Company and 51% owned by Unis. The Company accounts for its investment in the Unis Venture under the equity method of accounting. Revenue on products distributed by the Unis Venture is recognized upon sell through to third-party customers. For both the three and six months ended December 31, 2021, the Company recognized approximately 4% of its consolidated revenue on products distributed by the Unis Venture. For both the three and six months ended January 1, 2021, the Company recognized approximately 3% of its consolidated revenue on products distributed by the Unis Venture. The outstanding accounts receivable due from the Unis Venture were 7% and 6% of Accounts receivable, net as of December 31, 2021 and July 2, 2021, respectively.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.    Leases and Other Commitments

Leases

The Company leases certain domestic and international facilities and data center space under long-term, non-cancelable operating leases that expire at various dates through 2034. These leases include no material variable or contingent lease payments. Operating lease assets and liabilities are recognized based on the present value of the remaining lease payments discounted using the Company’s incremental borrowing rate. Operating lease assets also include prepaid lease payments minus any lease incentives. Extension or termination options present in the Company’s lease agreements are included in determining the right-of-use asset and lease liability when it is reasonably certain the Company will exercise those options. Lease expense is recognized on a straight-line basis over the lease term. The following table summarizes supplemental balance sheet information related to operating leases as of December 31, 2021:

Lease Amounts
Minimum lease payments by fiscal year:	($ in millions)
Remaining six months of 2022	$27
2023	47
2024	46
2025	43
2026	42
Thereafter	188
Total future minimum lease payments	393
Less: Imputed Interest	58
Present value of lease liabilities	335
Less: Current portion (included in Accrued expenses)	42
Long-term operating lease liabilities (included in Other liabilities)	$293

Operating lease right-of-use assets (included in Other non-current assets)	$318

Weighted average remaining lease term in years	8.7
Weighted average discount rate	3.4%

The following table summarizes supplemental disclosures of operating cost and cash flow information related to operating leases:

	Three Months Ended		Six Months Ended
	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021
	(in millions)
Cost of operating leases	$14	$12	$27	$25
Cash paid for operating leases	12	14	24	26
Operating lease assets obtained in exchange for operating lease liabilities	11	20	123	27

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase Agreements and Other Commitments

In the normal course of business, the Company enters into purchase orders with suppliers for the purchase of components used to manufacture its products. These purchase orders generally cover forecasted component supplies needed for production during the next quarter, are recorded as a liability upon receipt of the components, and generally may be changed or canceled at any time prior to shipment of the components. The Company also enters into long-term agreements with suppliers that contain fixed future commitments, which are contingent on certain conditions such as performance, quality and technology of the vendor’s components. As of December 31, 2021, the Company had the following minimum long-term commitments:

Long-term commitments
(in millions)
Fiscal year:
Remaining six months of 2022	$343
2023	550
2024	296
2025	148
2026	20
Thereafter	170
Total	$1,527

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

	Three Months Ended		Six Months Ended
	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021
	(in millions)
RSUs and PSUs	$78	$72	$145	$139
ESPP	9	8	18	17
Total	$87	$80	$163	$156

	Three Months Ended		Six Months Ended
	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021
	(in millions)
Cost of revenue	$14	$15	$23	$27
Research and development	43	40	83	79
Selling, general and administrative	30	25	57	50
Subtotal	87	80	163	156
Tax benefit	(13)	(9)	(28)	(20)
Total	$74	$71	$135	$136

Windfall tax benefits and tax deficiencies for shortfalls related to the vesting and exercise of stock-based awards, which are recognized as a component of the Company’s Income tax expense, were not material for the periods presented.

Compensation cost related to unvested stock options, RSUs, PSUs, and rights to purchase shares of common stock under the ESPP will generally be amortized on a straight-line basis over the remaining average service period. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of December 31, 2021:

	Unamortized Compensation Costs	Weighted Average Service Period
	(in millions)	(years)
RSUs and PSUs (1)	$664	2.5
ESPP	81	1.7
Total unamortized compensation cost	$745
(1)    Weighted average service period assumes the performance metrics are met for the PSUs.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Activities

Stock Options

The following table summarizes stock option activity under the Company’s incentive plans. All outstanding options were exercisable at December 31, 2021:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Options outstanding at July 2, 2021	1.5	$72.84	1.2	$15
Exercised	(0.1)	43.57		2
Canceled or expired	(0.4)	98.85
Options outstanding at December 31, 2021	1.0	66.15	1.0	9

RSUs and PSUs

The following table summarizes RSU and PSU activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value at Vest Date
	(in millions)		(in millions)
RSUs and PSUs outstanding at July 2, 2021	16.1	$50.12
Granted	5.1	63.39
Vested	(4.6)	53.93	$285
Forfeited	(1.2)	51.71
RSUs and PSUs outstanding at December 31, 2021	15.4	53.32

RSUs and PSUs are generally settled in an equal number of shares of the Company’s common stock at the time of vesting of the units.

Stock Repurchase Program

The Company’s Board of Directors has authorized a stock repurchase program for the repurchase of up to $5.00 billion of the Company’s common stock, which authorization is effective through July 25, 2023. The Company did not make any stock repurchases during the six months ended December 31, 2021 and has not repurchased any shares of its common stock pursuant to its stock repurchase program since the first quarter of fiscal 2019. The remaining amount available to be repurchased under the Company’s current stock repurchase program as of December 31, 2021 was $4.50 billion. Repurchases under the stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Company expects stock repurchases to be funded principally by operating cash flows.

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

The following table presents the Company’s Income tax expense and the effective tax rate:

	Three Months Ended		Six Months Ended
	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021
	($ in millions)
Income before taxes	$646	$85	$1,350	$82
Income tax expense	82	23	176	80
Effective tax rate	13%	27%	13%	98%

The primary drivers of the difference between the effective tax rate for the three and six months ended December 31, 2021 and the U.S. Federal statutory rate of 21%, are the relative mix of earnings and losses by jurisdiction, the deduction for foreign derived intangible income, credits, and tax holidays in Malaysia, the Philippines and Thailand that will expire at various dates during fiscal years 2024 through 2031. In addition, the effective tax rate for the three and six months ended December 31, 2021 includes the discrete effect of an increase to unrecognized tax benefits as a result of ongoing discussions with various taxing authorities of $8 million and $25 million, respectively.

The primary drivers of the difference between the effective tax rate for the three and six months ended January 1, 2021 and the U.S. Federal statutory rate of 21% are the relative mix of earnings and losses by jurisdiction, the deduction for foreign derived intangible income, credits, and tax holidays in Malaysia, Philippines and Thailand. In addition, the effective tax rate for the six months ended January 1, 2021 includes the discrete effects of net tax deficiencies from shortfalls of $12 million related to the vesting of stock-based awards and additional tax expense of $10 million from the re-measurement of certain deferred tax liabilities due to restructuring activities. The discrete items had no impact on the amount of income taxes paid by the Company.

As previously disclosed, the IRS issued statutory notices of deficiency with respect to adjustments relating to transfer pricing with the Company’s foreign subsidiaries and intercompany payable balances for fiscal years 2008 through 2012. The Company filed petitions with the U.S. Tax Court with respect to these notices. Through January 2022, the IRS has filed various Amendments to Answer with the U.S. Tax Court which (i) assert adjustments relating to transfer pricing with the Company’s foreign subsidiaries for fiscal years 2008 through 2012 that would result in additional federal income tax liabilities totaling approximately $1.26 billion for fiscal years 2008 through 2012, and (ii) assert penalties totaling $340 million on the proposed adjustments relating to transfer pricing with respect to fiscal years 2008 through 2012. In addition, the IRS proposed adjustments relating to transfer pricing with the Company’s foreign subsidiaries and intercompany payable balances for fiscal years 2013 through 2015 that, if sustained, would result in additional federal income tax liabilities totaling approximately $343 million for those fiscal years. In March 2021, the IRS asserted penalties totaling $109 million on the proposed adjustments relating to transfer pricing with respect to fiscal years 2013 through 2015. The Company disagrees with the proposed adjustments relating to transfer pricing and related penalties, and continues to believe that its tax positions are properly supported and will vigorously contest the position taken by the IRS. Also in March 2021, the Company and the IRS tentatively reached a basis for resolving the intercompany payable balances matter for all fiscal years at issue and the impact was not material to the Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company believes that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. If any issues addressed in the Company’s tax examinations are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of December 31, 2021, it was not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of the Company’s liability for unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of the Company’s tax returns.

As of December 31, 2021, the liability for unrecognized tax benefits (excluding accrued interest and penalties) was approximately $772 million. Accrued interest and penalties related to unrecognized tax benefits as of December 31, 2021 was approximately $135 million. Of these amounts, approximately $772 million could result in potential cash payments. The Company is not able to provide a reasonable estimate of the timing of future tax payments related to these obligations.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.    Net Income Per Common Share

The following table presents the computation of basic and diluted income per common share:

	Three Months Ended		Six Months Ended
	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021
	(in millions, except per share data)
Net income	$564	$62	$1,174	$2
Weighted average shares outstanding:
Basic	312	305	311	304
Employee stock options, RSUs, PSUs and ESPP	3	2	4	1
Basic and diluted	315	307	315	305
Income per common share:
Basic	$1.81	$0.20	$3.77	$0.01
Diluted	$1.79	$0.20	$3.73	$0.01
Anti-dilutive potential common shares excluded	5	8	3	10

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.    Employee Termination, Asset Impairment, and Other Charges

Business Realignment

The Company periodically incurs charges as part of the integration process of recent acquisitions and to realign its operations with anticipated market demand, primarily consisting of organization rationalization designed to streamline its business, reduce its cost structure and focus its resources. The Company recorded the following charges related to these actions:

	Three Months Ended		Six Months Ended
	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021
	(in millions)
Employee termination benefits	$3	$2	$18	$25
Asset impairments and losses (gains) on disposal of assets	(1)	—	2	—
Total employee termination, asset impairment, and other charges	$2	$2	$20	$25

The following table presents an analysis of the components of these activities against the reserve during the six months ended December 31, 2021:

Employee Termination Benefits
(in millions)
Accrual balance at July 2, 2021	$2
Charges	18
Cash payments	(12)
Accrual balance at December 31, 2021	$8

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

Key Developments

Financing Activities

In the second quarter of fiscal 2022, we continued to execute on our commitment to reduce our overall debt levels and fully repaid our Term Loan B-4. In December 2021, Fitch Ratings, Inc. raised our Company credit rating to investment grade. We then initiated a series of transactions to further reduce our debt levels and better stagger the maturities of our debt. In December 2021, we issued $500 million aggregate principal amount of 2.850% senior unsecured notes due February 1, 2029 (the “2029 Notes”) and issued $500 million aggregate principal amount of 3.100% senior unsecured notes due February 1, 2032 (the “2032 Notes”). We used the proceeds from these notes offerings and available cash to voluntarily repay $1.21 billion of our Term Loan A-1 and reduce its principal amount to $3.0 billion as of December 31, 2021. In January 2022, we amended and restated our existing loan agreement to provide for, among other things: (i) the issuance of a new $3.0 billion Term Loan A-2 maturing in January 2027 to replace our previously existing Term Loan A-1; (ii) the availability of a new $2.25 billion revolving credit facility maturing in January 2027 to replace our previously existing $2.25 billion revolving credit facility; and (iii) additional covenant flexibility and other modifications. Upon completion of these transactions, over 85% of the principal amount of our debt is now due in 2026 or later. We believe this new debt structure gives us greater financial stability and flexibility to manage our business over the longer term.

Additional information regarding our indebtedness, including the principal repayment terms, interest rates, covenants and other key terms of our outstanding indebtedness, is included in Part I, Item 1, Note 8, Debt, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and in Part II, Item 8, Note 6, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 2, 2021.

Business Structure

Historically, our company had been managed and reported under a single operating segment. Late in the first quarter of fiscal 2021, the Chief Executive Officer, who is our Chief Operating Decision Maker, announced a decision to reorganize our business by forming two separate product business units: hard disk drives (“HDD”) and flash-based products (“Flash”). The new structure is intended to provide each business unit with focus and responsibility for identifying current and future customer requirements while driving the strategy, roadmap, pricing and overall profitability for their respective product areas. To align with the new operating model and business structure, we made management organizational changes and implemented new reporting modules and processes to provide discrete information to manage the business. Effective July 3, 2021, management finalized its assessment of our operating segments and concluded that we now have two reportable segments: HDD and Flash.

Our broad portfolio of technology and products address multiple end markets. In the fiscal first quarter of 2022, we refined the end markets we report to be “Cloud”, “Client” and “Consumer”. Cloud represents a large and growing end market comprised primarily of products for public or private cloud environments and end customers, which we believe we are uniquely positioned to address as the only provider of both hard drive and flash products. Through the Client end market, we provide our original equipment manufacturer (“OEM”) and channel customers a broad array of high-performance flash and hard drive solutions across personal computer, mobile, gaming, automotive, virtual reality headsets, at-home entertainment, and industrial spaces. The Consumer end market is highlighted by our broad range of retail and other end-user products, which capitalize on the strength of our product brand recognition and vast points of presence around the world.

The discussion and analysis included under Results of Operations below reflects our new business unit structure and end markets discussed above.

COVID-19 Pandemic and Operational Update

As the ongoing COVID-19 pandemic has evolved, we have implemented and maintained more thorough sanitation practices as outlined by health organizations and supported vaccination efforts. As we begin to phase in a return to site for more employees, we are monitoring and adopting practices recommended by health organizations to ensure the continued safety of our employees and business partners. In addition, the responses to COVID-19 taken by others in the supply chain have increased the costs of their services which have in turn impacted our operations. We incurred incremental charges primarily related to logistics, absorption and other factory-related costs of approximately $70 million and $126 million, and $33 million and $61 million during the three and six months ended December 31, 2021 and January 1, 2021, respectively, which were recorded in Cost of revenue.

The technology hardware and semiconductor industries continued to face supply chain disruptions during the quarter that negatively impacted both our customers’ ability to ship products, and our ability to build products. In order to meet our end customers’ demand, we are incurring increased component costs in addition to COVID-related expenses, which we expect to weigh primarily on our hard drive gross margins through the first half of calendar year 2022. While these supply disruptions may continue for the near term, we ultimately expect that they will be transitory as demand for our products has remained solid during the COVID-19 pandemic, with work-from-home, distance learning, and at home entertainment driving demand for cloud environments, new devices, and retail products.

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

Flash Ventures

In October 2020, Kioxia announced the start of construction of the shell for a new fabrication facility in Yokkaichi, Japan, referred to as “Y7”. We expect to continue Flash Ventures investments into Y7 in due course.

Results of Operations

Second Quarter and First Half Overview

The following table sets forth, for the periods presented, selected summary information from our Condensed Consolidated Statements of Operations by dollars and percentage of net revenue(1):

	Three Months Ended
	December 31, 2021		January 1, 2021		$ Change	% Change
	($ in millions)
Revenue, net	$4,833	100.0%	$3,943	100.0%	$890	23%
Cost of revenue	3,250	67.2	2,983	75.7	267	9
Gross profit	1,583	32.8	960	24.3	623	65
Operating Expenses:
Research and development	575	11.9	535	13.6	40	7
Selling, general and administrative	279	5.8	265	6.7	14	5
Employee termination, asset impairment, and other charges	2	—	2	0.1	—	—
Total operating expenses	856	17.7	802	20.3	54	7
Operating income	727	15.0	158	4.0	569	360
Interest and other income (expense):
Interest income	1	—	2	0.1	(1)	(50)
Interest expense	(76)	(1.6)	(81)	(2.1)	5	(6)
Other income (loss), net	(6)	(0.1)	6	0.2	(12)	(200)
Total interest and other expense, net	(81)	(1.7)	(73)	(1.9)	(8)	11
Income before taxes	646	13.4	85	2.2	561	660
Income tax expense	82	1.7	23	0.6	59	257
Net income	$564	11.7	$62	1.6	502	810

(1)    Percentages may not total due to rounding.

	Six Months Ended
	December 31, 2021		January 1, 2021		$ Change	% Change
	($ in millions)
Revenue, net	$9,884	100.0%	$7,865	100.0%	$2,019	26%
Cost of revenue	6,636	67.1	6,001	76.3	635	11
Gross profit	3,248	32.9	1,864	23.7	1,384	74
Operating Expenses:
Research and development	1,153	11.7	1,090	13.9	63	6
Selling, general and administrative	570	5.8	521	6.6	49	9
Employee termination, asset impairment, and other charges	20	0.2	25	0.3	(5)	(20)
Total operating expenses	1,743	17.6	1,636	20.8	107	7
Operating income	1,505	15.2	228	2.9	1,277	560
Interest and other income (expense):
Interest income	3	—	4	0.1	(1)	(25)
Interest expense	(154)	(1.6)	(165)	(2.1)	11	(7)
Other income (expense), net	(4)	—	15	0.2	(19)	(127)
Total interest and other expense, net	(155)	(1.6)	(146)	(1.9)	(9)	6
Income before taxes	1,350	13.7	82	1.0	1,268	1,546
Income tax expense	176	1.8	80	1.0	96	120
Net income	$1,174	11.9	$2	—	1,172	58,600
(1)    Percentages may not total due to rounding.

The following table sets forth, for the periods presented, a summary of our segment information:

	Three Months Ended		Six Months Ended
	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021
	($ in millions)
Net revenue:
HDD	$2,213	$1,909	$4,774	$3,753
Flash	2,620	2,034	5,110	4,112
Total net revenue	$4,833	$3,943	$9,884	$7,865
Gross profit:
HDD	$677	$488	$1,469	$971
Flash	946	551	1,867	1,099
Total gross profit for segments	1,623	1,039	3,336	2,070
Unallocated corporate items:
Amortization of acquired intangible assets	(26)	(109)	(65)	(254)
Stock-based compensation expense	(14)	(15)	(23)	(27)
Charges related to cost savings initiatives	—	—	—	—
Recovery related to a power outage incident	—	45	—	75
Other	—	—	—	—
Total unallocated corporate items	(40)	(79)	(88)	(206)
Consolidated gross profit	$1,583	$960	$3,248	$1,864
Gross margin:
HDD	30.6%	25.6%	30.8%	25.9%
Flash	36.1%	27.1%	36.5%	26.7%
Consolidated gross margin	32.8%	24.3%	32.9%	23.7%

The Company’s disaggregated revenue information is as follows:

	Three Months Ended		Six Months Ended
	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021
	(in millions)
Revenue by End Market
Cloud	$1,920	$1,014	$4,145	$2,305
Client	1,854	1,869	3,707	3,619
Consumer	1,059	1,060	2,032	1,941
Total Revenue	$4,833	$3,943	$9,884	$7,865

Revenue by Geography
Americas	$1,407	$945	$3,021	$2,024
Europe, Middle East and Africa	816	725	1,578	1,354
Asia	2,610	2,273	5,285	4,487
Total Revenue	$4,833	$3,943	$9,884	$7,865

Net Revenue

The increases in consolidated net revenue for the three and six months ended December 31, 2021 from the comparable periods in the prior year reflect increases in exabytes of HDD and Flash sold as further discussed below. The revenue increases driven by exabyte growth were partially offset by declines in the average price per gigabyte of storage for both HDD and Flash as product mix shifted.

HDD revenue increased 16% for the three months ended December 31, 2021 from the comparable period in the prior year, primarily driven by a 27% increase in exabytes sold, partially offset by a decline in the average price per gigabyte as noted above. The increase in exabytes sold was due to continued demand for our latest generation energy assisted drives among our public and private cloud customers. The strong demand in Cloud was partly offset by a decline in HDD exabytes sold in our Client and Consumer end markets due to pressure in the commercial channel related to component issues impacting our customers’ ability to ship product and greater component sourcing constraints within our own operations, and customers transitioning to client SSD. HDD revenue increased 27% for the six months ended December 31, 2021 from the comparable period in the prior year, primarily driven by a 40% increase in exabytes sold, partially offset by a decline in the average price per gigabyte as noted above. The increase in exabytes for the six-month period was largely attributable to the same factors noted above for the three-month period.

Flash revenue increased 29% for the three months ended December 31, 2021 from the comparable period in the prior year, primarily driven by a 37% increase in exabytes sold, partially offset by a decline in the average price per gigabyte as noted above. The higher exabytes sold was due to strong demand in Cloud for our latest generation of enterprise SSD products and the ramp of new 5G-based mobile phones incorporating our latest BiCS5 flash solutions in the Client market. Higher volume was also driven by strong demand in gaming along with a growing brand recognition of WD_Black based products in our Consumer market. Flash revenue increased 24% for the six months ended December 31, 2021 from the comparable period in the prior year, primarily driven by a 33% increase in exabytes sold, partially offset by a decline in the average price per gigabyte as noted above. The increase in exabytes for the six-month period was largely attributable to the same factors noted above for the three-month period.

The increase in Cloud revenue for the three months ended December 31, 2021 from the comparable period in the prior year was led by demand for HDD capacity enterprise drives, including growth in our 18-terabyte capacity drives and enterprise SSDs, as we continued to ramp sales of our latest generation products. However, the supply chain disruptions previously noted contributed to a decline in exabyte shipments and a decline in revenues compared to the first quarter of fiscal 2022. In Client, the slight decrease in revenues for the three months ended December 31, 2021 from the comparable period in the prior year reflected declines in both client SSD and client HDD revenue, as a result of the supply chain disruptions noted previously, partially offset by the ramp of 5G phones. In Consumer, revenue for the three months ended December 31, 2021 was relatively flat with the comparable period in the prior year with a shift in mix from HDD to flash reflecting stronger demand in gaming along with a growing brand recognition of WD_Black.

The increase in Cloud revenue for the six months ended December 31, 2021 from the comparable period in the prior year primarily reflects the same drivers noted above for the three-month period. In Client, the slight increase in revenues for the six months ended December 31, 2021 from the comparable period in the prior year reflected growth in mobile (led by 5G growth), and growth in gaming, automotive, IOT, and industrial applications in the first quarter of fiscal 2022, partially offset by declines in both client SSD and client HDD revenue, as a result of the supply chain disruptions noted previously. In Consumer, the increase in revenue for the six months ended December 31, 2021 from the comparable period in the prior year primarily reflected stronger demand in gaming along with a growing brand recognition of WD_Black.

The changes in net revenue by geography for both the three and six months ended December 31, 2021 from the comparable periods in the prior year reflect routine variations in the mix of business.

Our top 10 customers accounted for 46% and 44% of our net revenue for the three and six months ended December 31, 2021, respectively, compared to 43% and 41% of our net revenue for the three and six months ended January 1, 2021, respectively. For each of the three and six months ended December 31, 2021 and January 1, 2021, no single customer accounted for 10% or more of our net revenue.

Consistent with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. These programs represented 18% of gross revenues for both the three and six months ended December 31, 2021, and 20% and 19% of gross revenues for the three and six months ended January 1, 2021, respectively. Adjustments due to changes in accruals for these programs have generally averaged less than 1% of gross revenue year over year. The amounts attributed to our sales incentive and marketing programs generally vary according to several factors including industry conditions, list pricing strategies, seasonal demand, competitor actions, channel mix and overall availability of products. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue.

We believe we have made significant progress in strengthening our product portfolio. We have qualified our enterprise SSD products at three cloud titans and two OEMs, and commenced commercial shipments of 20 terabyte hard drives based on OptiNAND technology. Additionally, we are seeing an increase in customer interest in adopting SMR technology and expect multiple cloud titans to deploy SMR drives in higher volume later in this calendar year. In client SSD, we plan to launch new products in the fiscal third quarter and enterprise SSD products later in the year, both based on BiCS5 technology. For our next generation 3D-flash, we began initial commercial shipment of consumer flash devices based on our 162-layer BiCS6. Furthermore, we qualified and commenced revenue shipment of client SSDs based on QLC and BiCS5 technology in the fiscal second quarter. While still early in its evolution, we believe our next generation BiCS6 node will play an important role in the adoption of QLC in the future. We expect these developments to contribute to further revenue growth as supply chain disruptions begin to abate.

Gross Profit and Gross Margin

Consolidated gross profit increased by $623 million for the three months ended December 31, 2021 from the comparable period in the prior year, which reflects the increase in revenue in both HDD and Flash and reduced costs as we ramped production on newer products, as well as an $83 million decrease in charges in the current period related to amortization expense on acquired intangible assets, some of which became fully amortized. Consolidated gross margin increased 8.5 percentage points for the three months ended December 31, 2021 from the comparable period in the prior year, which reflects cost reductions as we ramped production on newer products, the lower charges for amortization of acquired intangible assets noted above, and a shift in product mix to higher-margin flash drives. HDD and Flash gross margin increased by 5.0 and 9.0 percentage points year over year, respectively, reflecting cost reductions as we ramped production on newer products.

Consolidated gross profit increased by $1.38 billion for the six months ended December 31, 2021 from the comparable period in the prior year, which reflects the increase in revenue in both HDD and Flash, as well as a $189 million decrease in charges in the current period related to amortization expense on acquired intangible assets, some of which became fully amortized. Consolidated gross margin increased 9.2 percentage points for the six months ended December 31, 2021 from the comparable period in the prior year, which reflects higher gross margin in both HDD and Flash, the lower charges for amortization of acquired intangible assets noted above, and a shift in product mix to higher-margin flash drives. HDD and Flash gross margin increased by 4.9 and 9.8 percentage points year over year, respectively, reflecting cost reductions as we ramped production on newer products.

Operating Expenses

Research and development (“R&D”) expense increased $40 million for the three months ended December 31, 2021 from the comparable period in the prior year. The primary increases include approximately $20 million in employee compensation costs due to merit increases and increased headcount and approximately $10 million of higher engineering-related costs due to timing of projects. R&D expense increased $63 million for the six months ended December 31, 2021 from the comparable period in the prior year and primarily reflected higher employee compensation costs due to merit increases, increased headcount and higher variable compensation.

Selling, general and administrative (“SG&A”) expense increased $14 million for the three months ended December 31, 2021 from the comparable period in the prior year. The increase primarily reflected small increases in employee compensation costs due to merit increases as well as a small increase in professional services. SG&A expense increased $49 million for the six months ended December 31, 2021 from the comparable period in the prior year. The increase primarily reflected approximately $25 million related to higher professional services and approximately $20 million of higher employee compensation cost due to merit increases and higher variable compensation.

Employee termination, asset impairment and other charges were relatively flat for both the three and six month periods compared to the prior year and reflect minor actions taken in each period. For information regarding Employee termination, asset impairment and other charges, see Part I, Item 1, Note 15, Employee Termination, Asset Impairment, and Other Charges of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Interest and Other Income (Expense)

Total interest and other expense, net for the three and six months ended December 31, 2021 increased slightly compared to the prior year, reflecting higher foreign exchange losses partially offset by lower interest expense resulting from the pay-down of principal on our debt.

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

The following table sets forth income tax information from our Condensed Consolidated Statements of Operations by dollar and effective tax rate:

	Three Months Ended		Six Months Ended
	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021
	($ in millions)
Income before taxes	$646	$85	$1,350	$82
Income tax expense	82	23	176	80
Effective tax rate	13%	27%	13%	98%

The primary drivers of the difference between the effective tax rate for the three and six months ended December 31, 2021 and the U.S. Federal statutory rate of 21%, are the relative mix of earnings and losses by jurisdiction, the deduction for foreign derived intangible income, credits, and tax holidays in Malaysia, the Philippines and Thailand that will expire at various dates during fiscal years 2024 through 2031. In addition, the effective tax rate for both the three and six months ended December 31, 2021 includes the discrete effect of an increase to unrecognized tax benefits as a result of ongoing discussions with various taxing authorities of $8 million and $25 million, respectively.

The primary drivers of the difference between the effective tax rate for the three and six months ended January 1, 2021 and the U.S. Federal statutory rate of 21% are the relative mix of earnings and losses by jurisdiction, the deduction for foreign derived intangible income, credits, and tax holidays in Malaysia, Philippines and Thailand. In addition, the effective tax rate for the three and six months ended January 1, 2021 includes the discrete effects of net tax deficiencies from shortfalls of $12 million related to the vesting of stock-based awards and additional tax expense of $10 million from the re-measurement of certain deferred tax liabilities due to restructuring activities. The discrete items had no impact on the amount of income taxes paid.

Our future effective tax rate is subject to future regulatory developments and changes in the mix of our U.S. earnings compared to foreign earnings. Our total tax expense in future fiscal years may also vary as a result of discrete items such as excess tax benefits or deficiencies.

For additional information regarding Income tax expense, see Part I, Item 1, Note 13, Income Tax Expense, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

The following table summarizes our statements of cash flows:

	Six Months Ended
	December 31, 2021	January 1, 2021
	(in millions)
Net cash provided by (used in):
Operating activities	$1,187	$788
Investing activities	(569)	(436)
Financing activities	(1,456)	(450)
Effect of exchange rate changes on cash	(1)	6
Net decrease in cash and cash equivalents	$(839)	$(92)

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

As further explained under Key Developments- Financing Activities above, we have taken recent actions to reduce our overall debt levels and extend the average maturity. Following these actions, we have reduced the outstanding principal amount of our debt by approximately $1.43 billion since October 1, 2021 and over 85% of the principal amount is now due in 2026 or later. We also have an existing a shelf registration statement (the “Shelf Registration Statement”) filed with the Securities and Exchange Commission that expires in August 2024, which allows us to offer and sell shares of common stock, preferred stock, warrants, and debt securities. We used the Shelf Registration Statement to complete our offering of $1.00 billion aggregate principal amount of senior unsecured notes in December 2021, and we may use the Shelf Registration Statement or other capital sources, including other offerings of equity or debt securities or the credit markets, to satisfy future financing needs, including planned or unanticipated capital expenditures, investments, debt repayments or other expenses. Any such additional financing will be subject to market conditions and may not be available on terms acceptable to us or at all.

During fiscal 2022, we expect expenditures for property, plant and equipment for our company plus our portion of the capital expenditures by our Flash Ventures joint venture with Kioxia for its operations to aggregate approximately $3.0 billion. After consideration of the Flash Ventures’ lease financing of its capital expenditures and net operating cash flow, we now expect net cash used for our purchases of property, plant and equipment and net activity in notes receivable relating to Flash Ventures to be a cash outflow of approximately $1.5 billion during fiscal 2022. The total expected cash to be used could vary depending on the timing and completion of various capital projects and the availability, timing and terms of related financing.

A total of $1.84 billion and $1.97 billion of our Cash and cash equivalents was held outside of the U.S. as of December 31, 2021 and January 1, 2021, respectively. There are no material tax consequences that were not previously accrued for on the repatriation of this cash.

Operating Activities

Cash flow from operating activities primarily consists of net income, adjusted for non-cash charges, plus or minus changes in operating assets and liabilities. This represents our principal source of cash. Net cash used for changes in operating assets and liabilities was $715 million for the six months ended December 31, 2021, as compared to $78 million for the six months ended January 1, 2021. Changes in our operating assets and liabilities are largely affected by our working capital requirements, which are dependent on the effective management of our cash conversion cycle as well as timing of payments for taxes. Our cash conversion cycle measures how quickly we can convert our products into cash through sales. The cash conversion cycles were as follows (in days):

	Three Months Ended
	December 31, 2021	January 1, 2021
Days sales outstanding	52	42
Days in inventory	102	109
Days payables outstanding	(68)	(71)
Cash conversion cycle	86	80

Changes in days sales outstanding (“DSO”) are generally due to the timing of shipments. Changes in days in inventory (“DIO”) are generally related to the timing of inventory builds and staging of inventory to meet expected future demand. Changes in days payables outstanding (“DPO”) are generally related to production volume and the timing of purchases during the period. From time to time, we negotiate to modify the timing of payments to our vendors to manage our vendor relationships and to manage our cash flows, including our cash balances.

For the three months ended December 31, 2021, DSO increased by 10 days from the comparable period in the prior year, primarily reflecting the timing of shipments and customer collections. We have seen no significant deterioration in our receivables as a result of COVID-19. DIO and DPO decreased by 7 days and 3 days, respectively, from the comparable period in the prior year primarily reflecting improved supply chain management in the HDD business, as well as routine variations in the timing of purchases and payments during the period.

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2021 primarily consisted of $551 million in capital expenditures and a $17 million net increase in notes receivable issuances to Flash Ventures to fund its capital expansion. Net cash used in investing activities for the six months ended January 1, 2021 primarily consisted of $576 million in capital expenditures, partially offset by a $94 million net decrease in notes receivable issuances to Flash Ventures to fund its capital expansion.

Our cash equivalents are primarily invested in money market funds that invest in U.S. Treasury securities and U.S. Government agency securities. In addition, from time to time, we also invest directly in certificates of deposit, asset backed securities and corporate and municipal notes and bonds.

Financing Activities

During the six months ended December 31, 2021, net cash used in financing activities primarily consisted of $2.43 billion for repayment of debt, which included $1.09 billion to voluntarily repay our Term Loan B-4 in full, scheduled principal payments of $126 million and a voluntary prepayment of $1.21 billion on our Term Loan A-1, as well as $80 million for taxes paid on vested stock awards under employee stock plans offset by net proceeds of $989 million from the issuance of new debt, which was used to fund a portion of the voluntary prepayment on Term Loan A-1, and $60 million from the issuance of stock under employee stock plans. Net cash used in financing activities for the six months ended months ended January 1, 2021 primarily consisted of $461 million for the repayment of our debt, which included a $300 million voluntary prepayment on our Term Loan B-4.

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

Short- and Long-term Liquidity

Contractual Obligations and Commitments

The following is a summary of our known contractual cash obligations and commercial commitments as of December 31, 2021:

	Total	Remaining six months of 2022	2023-2024	2025-2026	Beyond 2026
	(in millions)
Long-term debt, including current portion(1)	$7,400	$126	$3,974	$2,300	$1,000
Interest on debt	831	103	376	278	74
Flash Ventures related commitments(2)	6,049	2,105	2,587	1,136	221
Operating leases	393	27	93	85	188
Purchase obligations and other commitments	3,770	2,215	1,217	168	170
Mandatory Deemed Repatriation Tax	819	—	284	535	—
Total	$19,262	$4,576	$8,531	$4,502	$1,653

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

Debt

Following the transactions described under Key Developments- Financing Activities, we have outstanding $3.3 billion aggregate principal amount of senior unsecured notes with maturities between 2026 and 2032, $3.0 billion principal amount of a new Term Loan A-2 that will mature in January 2027 and $1.1 billion of 1.5% convertible notes due 2024. In addition to our existing debt, we have $2.25 billion available for borrowing under our revolving credit facility until January 2027, subject to customary conditions under the loan agreement. See Key Developments- Financing Activities above for further information. Additional information regarding our indebtedness, including information about availability under our revolving credit facility and the principal repayment terms, interest rates, covenants and other key terms of our outstanding indebtedness, is included in Part I, Item 1, Note 8, Debt, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and in Part II, Item 8, Note 6, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 2, 2021.

We may issue additional debt securities in the future that may be guaranteed by our 100% owned domestic subsidiary, Western Digital Technologies, Inc. (“Guarantor” and, together with Western Digital Corporation, the “Obligor Group”). Such guarantees may be full and unconditional, joint and several, on a secured or unsecured, subordinated or unsubordinated basis, and may be subject to certain customary guarantor release conditions. We conduct operations almost entirely through our subsidiaries. Accordingly, the Obligor Group’s cash flow and ability to service any guaranteed registered debt securities will depend on the earnings of our subsidiaries and the distribution of those earnings to the Obligor Group, including the earnings of the non-guarantor subsidiaries, whether by dividends, loans or otherwise. Holders of such guaranteed registered debt securities would have a direct claim only against the Obligor Group.

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

The assets and liabilities of the Obligor Group include the following:

	December 31, 2021	July 2, 2021
	(in millions)
Current assets (excluding net intercompany receivable from non-guarantor subsidiaries)	$2,429	$2,898
Non-current assets	1,848	1,903
Net intercompany payable to non-guarantor subsidiaries	1,110	463
Current liabilities	2,379	2,325
Non-current liabilities	8,289	9,726

The operating results and transactions with non-guarantor subsidiaries of the Obligor Group include the following:

	Six Months Ended	Year Ended
	December 31, 2021	July 2, 2021
	(in millions)
Net sales	$4,253	$12,378
Gross profit	1,124	1,861
Operating income	77	142
Net income (loss)	(15)	377
Intercompany revenue	1,234	5,190
Net intercompany interest expense (income)	(22)	23
Intercompany dividends	105	528

Flash Ventures

Flash Ventures sells to and leases back from a consortium of financial institutions a portion of its tools and has entered into equipment lease agreements of which we guarantee half or all of the outstanding obligations under each lease agreement. The leases are subject to customary covenants and cancellation events that relate to Flash Ventures and each of the guarantors. The occurrence of a cancellation event could result in an acceleration of the lease obligations and a call on our guarantees. As of December 31, 2021, we were in compliance with all covenants under these Japanese lease facilities. See Part I, Item 1, Note 10, Related Parties and Related Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding Flash Ventures.

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

December 31, 2021
2023	$106
2024	178
2025	238
2026	297
Total	$819

For additional information regarding our estimate of the total tax liability for the mandatory deemed repatriation tax, see Part II, Item 8, Note 14, Income Tax Expense, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 2, 2021.

Unrecognized Tax Benefits

As of December 31, 2021, the liability for unrecognized tax benefits (excluding accrued interest and penalties) was approximately $772 million. Accrued interest and penalties related to unrecognized tax benefits as of December 31, 2021 was approximately $135 million. Of these amounts, approximately $772 million could result in potential cash payments. We are not able to provide a reasonable estimate of the timing of future tax payments related to these obligations.

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

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program for the repurchase of up to $5.0 billion of our common stock, which authorization is effective through July 25, 2023. We did not make any stock repurchases during the six months ended December 31, 2021 and have not repurchased any shares of our common stock pursuant to our stock repurchase program since the first quarter of fiscal 2019. Although we will reevaluate the repurchasing of our common stock when appropriate, there can be no assurance if, when or at what level we may resume such activity. The remaining amount available to be repurchased under our current stock repurchase program as of December 31, 2021 was $4.50 billion. Repurchases under the stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Except as disclosed below, there have been no material changes to our market risk during the three months ended December 31, 2021. See Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risks in our Annual Report on Form 10-K for the fiscal year ended July 2, 2021 for further information about our exposure to market risk.

Foreign Currency Risk

We performed sensitivity analyses as of December 31, 2021 and July 2, 2021 using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our foreign currency derivative contracts used to offset the underlying exposures. The foreign currency exchange rates used in performing the sensitivity analyses were based on market rates in effect at December 31, 2021 and July 2, 2021. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar would result in a foreign exchange fair value loss of $294 million and $183 million at December 31, 2021 and July 2, 2021, respectively.

Interest Rate Risk

We have generally held a balance of fixed and variable rate debt. As of December 31, 2021, we had reduced the amount of variable rate debt to $3.0 billion from $5.43 billion as of July 2, 2021. As of December 31, 2021, a one percent increase in the variable rate of interest would increase annual interest expense by $30 million. We currently have pay-fixed interest rate swaps on $2.00 billion notional amount, which would help mitigate the impact of fluctuations in variable interest rates through February 2023.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the second quarter of fiscal 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.    Other Information

Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934

On March 2, 2021, the U.S. government designated the Russian Federal Security Service (the “FSB”) as a blocked party under Executive Order 13382; however, on the same day, the U.S. Department of the Treasury’s Office of Foreign Assets Control issued General License No. 1B (the “OFAC General License”), which generally authorizes U.S. companies to engage in certain transactions and dealings with the FSB necessary and ordinarily incident to requesting or obtaining licenses, permits, certifications or notifications issued or registered by the FSB for the importation, distribution or use of information technology products in the Russian Federation.

In the normal course of business, as permitted and authorized by the OFAC General License, the Company or its subsidiaries file notifications with, or apply for import licenses and permits from, the FSB as required pursuant to Russian encryption product import controls for the purpose of enabling the Company or its subsidiaries or their channel partners to import and distribute certain products in the Russian Federation. There are no gross revenues or net profits directly associated with these activities, and the Company and its subsidiaries do not distribute or sell products or provide services to the FSB. The Company expects that we or our subsidiaries will continue to file notifications with and apply for import licenses and permits from the FSB to qualify our products for importation and distribution in the Russian Federation if and as permitted by applicable U.S. law, including the OFAC General License.

Entry into Separation Agreement

On February 1, 2022, we entered into a Separation and General Release Agreement with Robert K. Eulau, Executive Vice President and Chief Financial Officer (the “Separation Agreement”). Mr. Eulau has agreed to continue in an advisory capacity through May 1, 2022 to assist with the transition of his duties and responsibilities. Pursuant to the Separation Agreement, Mr. Eulau will receive the Tier I severance benefits to which he is entitled pursuant to the terms and conditions of our Amended and Restated Executive Severance Plan, the material terms of which have been previously disclosed and a copy previously filed with the SEC (the “Separation Benefits”). Mr. Eulau’s receipt of the Separation Benefits is subject to his non-revocation of a general release of claims included in the Separation Agreement and compliance with the terms of the Separation Agreement, including certain non-solicitation and cooperation provisions.

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

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 8, 2006)
3.2	Amended and Restated By-Laws of Western Digital Corporation, as amended effective as of February 10, 2021 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on February 12, 2021)
4.1	Indenture, dated as of December 10, 2021, between Western Digital Corporation and U.S. Bank National Association, as trustee (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on December 10, 2021)
4.2	First Supplemental Indenture (including Form of 2.850% Senior Notes due 2029 and Form of 3.100% Senior Notes due 2032), dated as of December 10, 2021, between Western Digital Corporation and U.S. Bank National Association, as trustee (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on December 10, 2021)
10.1
Western Digital Corporation 2021 Long-Term Incentive Plan, adopted as of August 18, 2021 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on November 18, 2021)*

10.2	Form of Grant Notice for Performance Stock Unit Award (TSR Measure) under the Western Digital Corporation 2021 Long-Term Incentive Plan†*
10.3	Form of Grant Notice for Performance Stock Unit Award (Financial Measures) under the Western Digital Corporation 2021 Long-Term Incentive Plan†*
10.4	Form of Grant Notice for Restricted Stock Unit Award – Vice President and Above, under the Western Digital Corporation 2021 Long-Term Incentive Plan†*
10.5	Western Digital Corporation 2021 Long-Term Incentive Plan Non-Employee Director Restricted Stock Unit Grant Program, as amended November 22, 2021†*
10.6	Flash Alliance Master Agreement, dated as of July 7, 2006, by and among SanDisk Corporation, Toshiba Corporation and SanDisk (Ireland) Limited†#
10.7	Operating Agreement of Flash Alliance, Ltd., dated as of July 7, 2006, by and between Toshiba Corporation and SanDisk (Ireland) Limited†#
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

†    Filed with this report.
*    Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.
**    Furnished with this report.
# As permitted by Regulation S-K, Item 601(b)(10)(iv) of the Securities Exchange Act of 1934, as amended, certain confidential portions of this exhibit have been redacted from the publicly filed document.

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
Dated: February 3, 2022