Form 10-Q
period 2022-04-01
WESTERN DIGITAL CORP
filed 2022-05-04
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of the close of business on April 27, 2022, 313,167,818 shares of common stock, par value $0.01 per share, were outstanding.

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

Western Digital, the Western Digital logo, SanDisk, and WD are registered trademarks or trademarks of Western Digital or its affiliates in the U.S. and/or other countries. All other trademarks, registered trademarks and/or service marks, indicated or otherwise, are the property of their respective owners.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning: expectations regarding the effects of the COVID-19 pandemic and measures intended to reduce its spread; expectations regarding supply chain conditions and constraints; expectations regarding demand trends and market conditions for our products and expected future financial performance; expectations regarding our product momentum and product development and technology plans; expectations regarding capital expenditure plans and investments, including relating to our Flash Ventures joint venture with Kioxia Corporation (“Kioxia”), and sources of funding for those expenditures; expectations regarding the resolution of certain tax disputes with the IRS and the specific terms thereof; and our beliefs regarding the sufficiency of our available liquidity to meet our working capital, debt and capital expenditure needs.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	April 1, 2022	July 2, 2021
ASSETS
Current assets:
Cash and cash equivalents	$2,505	$3,370
Accounts receivable, net	2,353	2,257
Inventories	3,661	3,616
Other current assets	659	514
Total current assets	9,178	9,757
Property, plant and equipment, net	3,488	3,188
Notes receivable and investments in Flash Ventures	1,417	1,586
Goodwill	10,061	10,066
Other intangible assets, net	252	442
Other non-current assets	1,303	1,093
Total assets	$25,699	$26,132
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,836	$1,934
Accounts payable to related parties	396	398
Accrued expenses	1,605	1,653
Accrued compensation	485	634
Current portion of long-term debt	75	251
Total current liabilities	4,397	4,870
Long-term debt	7,087	8,474
Other liabilities	2,231	2,067
Total liabilities	13,715	15,411
Commitments and contingencies (Notes 10, 11, 13 and 16)
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized — 5 shares; issued and outstanding — none	—	—
Common stock, $0.01 par value; authorized — 450 shares; issued — 313 shares and 312 shares, respectively; outstanding — 313 shares and 308 shares, respectively	3	3
Additional paid-in capital	3,600	3,608
Accumulated other comprehensive loss	(357)	(197)
Retained earnings	8,738	7,539
Treasury stock — common shares at cost; 0 shares and 4 shares, respectively	—	(232)
Total shareholders’ equity	11,984	10,721
Total liabilities and shareholders’ equity	$25,699	$26,132

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
Revenue, net	$4,381	$4,137	$14,265	$12,002
Cost of revenue	3,200	3,046	9,836	9,047
Gross profit	1,181	1,091	4,429	2,955
Operating expenses:
Research and development	572	555	1,725	1,645
Selling, general and administrative	281	287	851	808
Employee termination, asset impairment, and other charges	4	(68)	24	(43)
Total operating expenses	857	774	2,600	2,410
Operating income	324	317	1,829	545
Interest and other income (expense):
Interest income	1	2	4	6
Interest expense	(75)	(81)	(229)	(246)
Other income, net	12	11	8	26
Total interest and other expense, net	(62)	(68)	(217)	(214)
Income before taxes	262	249	1,612	331
Income tax expense	237	52	413	132
Net income	$25	$197	$1,199	$199

Income per common share:
Basic	$0.08	$0.64	$3.84	$0.65
Diluted	$0.08	$0.63	$3.79	$0.65

Weighted average shares outstanding:
Basic	313	306	312	305
Diluted	316	313	316	308

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
Net income	$25	$197	$1,199	$199
Other comprehensive loss, before tax:
Actuarial pension gain	1	2	2	4
Foreign currency translation adjustment	(82)	(95)	(123)	(29)
Net unrealized loss on derivative contracts and available-for-sale securities	(74)	(84)	(51)	(34)
Total other comprehensive loss, before tax	(155)	(177)	(172)	(59)
Income tax benefit related to items of other comprehensive loss, before tax	15	17	12	6
Other comprehensive loss, net of tax	(140)	(160)	(160)	(53)
Total comprehensive income (loss)	$(115)	$37	$1,039	$146

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	April 1, 2022	April 2, 2021
Cash flows from operating activities
Net income	$1,199	$199
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	708	961
Stock-based compensation	249	239
Deferred income taxes	41	(41)
Gain on disposal of assets	(14)	(65)
Amortization of debt discounts	34	30
Other non-cash operating activities, net	42	(26)
Changes in:
Accounts receivable, net	(96)	474
Inventories	(45)	(613)
Accounts payable	(100)	(139)
Accounts payable to related parties	(2)	(10)
Accrued expenses	(48)	251
Accrued compensation	(149)	22
Other assets and liabilities, net	(234)	(378)
Net cash provided by operating activities	1,585	904
Cash flows from investing activities
Purchases of property, plant and equipment	(842)	(820)
Proceeds from the sale of property, plant and equipment	13	121
Notes receivable issuances to Flash Ventures	(496)	(490)
Notes receivable proceeds from Flash Ventures	519	619
Strategic investments and other, net	(16)	8
Net cash used in investing activities	(822)	(562)
Cash flows from financing activities
Issuance of stock under employee stock plans	62	71
Taxes paid on vested stock awards under employee stock plans	(85)	(51)
Repayment of debt	(5,575)	(673)
Proceeds from debt	3,998	—
Debt issuance costs	(23)	—
Other	—	(9)
Net cash used in financing activities	(1,623)	(662)
Effect of exchange rate changes on cash	(5)	6
Net decrease in cash and cash equivalents	(865)	(314)
Cash and cash equivalents, beginning of year	3,370	3,048
Cash and cash equivalents, end of period	$2,505	$2,734
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$376	$301
Cash paid for interest	$221	$245

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at July 2, 2021	312	$3	(4)	$(232)	$3,608	$(197)	$7,539	$10,721
Net income	—	—	—	—	—	—	610	610
Employee stock plans	—	—	3	207	(283)	—	—	(76)
Stock-based compensation	—	—	—	—	76	—	—	76
Actuarial pension gain	—	—	—	—	—	1	—	1
Foreign currency translation adjustment	—	—	—	—	—	4	—	4
Net unrealized gain on derivative contracts	—	—	—	—	—	25	—	25
Balance at October 1, 2021	312	3	(1)	(25)	3,401	(167)	8,149	11,361
Net income	—	—	—	—	—	—	564	564
Employee stock plans	1	—	1	25	31	—	—	56
Stock-based compensation	—	—	—	—	87	—	—	87
Foreign currency translation adjustment	—	—	—	—	—	(45)	—	(45)
Net unrealized loss on derivative contracts	—	—	—	—	—	(5)	—	(5)
Balance at December 31, 2021	313	3	—	—	3,519	(217)	8,713	12,018
Net income	—	—	—	—	—	—	25	25
Employee stock plans	—	—	—	—	(5)	—	—	(5)
Stock-based compensation	—	—	—	—	86	—	—	86
Actuarial pension gain	—	—	—	—	—	1	—	1
Foreign currency translation adjustment	—	—	—	—	—	(82)	—	(82)
Net unrealized loss on derivative contracts	—	—	—	—	—	(59)	—	(59)
Balance at April 1, 2022	313	$3	—	$—	$3,600	$(357)	$8,738	$11,984

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at July 3, 2020	312	$3	(10)	$(737)	$3,717	$(157)	$6,725	$9,551
Net loss	—	—	—	—	—	—	(60)	(60)
Adoption of new accounting standards	—	—	—	—	—	—	(7)	(7)
Employee stock plans	—	—	2	216	(256)	—	—	(40)
Stock-based compensation	—	—	—	—	76	—	—	76
Actuarial pension gain	—	—	—	—	—	1	—	1
Foreign currency translation adjustment	—	—	—	—	—	32	—	32
Net unrealized gain on derivative contracts	—	—	—	—	—	23	—	23
Balance at October 2, 2020	312	3	(8)	(521)	3,537	(101)	6,658	9,576
Net income	—	—	—	—	—	—	62	62
Employee stock plans	—	—	2	131	(71)	—	—	60
Stock-based compensation	—	—	—	—	80	—	—	80
Actuarial pension gain	—	—	—	—	—	1	—	1
Foreign currency translation adjustment	—	—	—	—	—	34	—	34
Net unrealized gain on derivative contracts	—	—	—	—	—	16	—	16
Balance at January 1, 2021	312	3	(6)	(390)	3,546	(50)	6,720	9,829
Net income	—	—	—	—	—	—	197	197
Employee stock plans	—	—	—	26	(26)	—	—	—
Stock-based compensation	—	—	—	—	83	—	—	83
Actuarial pension gain	—	—	—	—	—	2	—	2
Foreign currency translation adjustment	—	—	—	—	—	(95)	—	(95)
Net unrealized gain on derivative contracts	—	—	—	—	—	(67)	—	(67)
Balance at April 2, 2021	312	$3	(6)	$(364)	$3,603	$(210)	$6,917	$9,949

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

Use of Estimates

Company management has made estimates and assumptions relating to the reporting of certain assets and liabilities in conformity with U.S. GAAP. These estimates and assumptions have been applied using methodologies that are consistent throughout the periods presented with consideration given to the potential impacts of the ongoing COVID-19 pandemic. However, actual results could differ materially from these estimates and be significantly affected by the severity and duration of the COVID-19 pandemic, the extent of actions to contain or treat COVID-19, the timing, distribution, efficacy and public acceptance of vaccines around the world, additional surges of COVID-19, including the emergence of more contagious or vaccine-resistant variants, and how quickly and to what extent normal economic and operating activities can resume.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.    Segment Information

The Company manufactures, markets, and sells data storage devices and solutions in the U.S. and in foreign countries through its sales personnel, dealers, distributors, retailers, and subsidiaries. Historically, the Company had been managed and reported under a single operating segment. Late in the first quarter of fiscal 2021, the Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (“CODM”), announced a decision to reorganize the Company’s business by forming two separate product business units: flash-based products (“Flash”) and hard disk drives (“HDD”). To align with the new operating model and business structure, the Company made management organizational changes and implemented new reporting modules and processes to provide discrete information to manage the business. Effective July 3, 2021, the Company’s management finalized its assessment of the Company’s operating segments and concluded that the Company now has two reportable segments: Flash and HDD.

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

The following table summarizes the operating performance of the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021

Net revenue:
Flash	$2,243	$2,175	$7,353	$6,287
HDD	2,138	1,962	6,912	5,715
Total net revenue	$4,381	$4,137	$14,265	$12,002
Gross profit:
Flash	$798	$653	$2,665	$1,752
HDD	592	491	2,061	1,462
Total gross profit for segments	1,390	1,144	4,726	3,214
Unallocated corporate items:
Contamination related charges	(203)	—	(203)	—
Stock-based compensation expense	(13)	(14)	(36)	(41)
Amortization of acquired intangible assets	—	(39)	(65)	(293)
Recoveries from a power outage incident	7	—	7	75
Total unallocated corporate items	(209)	(53)	(297)	(259)
Consolidated gross profit	$1,181	$1,091	$4,429	$2,955
Gross margin:
Flash	35.6%	30.0%	36.2%	27.9%
HDD	27.7%	25.0%	29.8%	25.6%
Consolidated gross margin	27.0%	26.4%	31.0%	24.6%

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Disaggregated Revenue

The Company’s broad portfolio of technology and products address multiple end markets. In the fiscal first quarter of 2022, the Company refined the end markets it reports to be Cloud, Client and Consumer. Cloud represents a large and growing end market comprised primarily of products for public or private cloud environments and end customers, which the Company believes it is uniquely positioned to address as the only provider of both flash and hard drive products. Through the Client end market, the Company provides its original equipment manufacturer (“OEM”) and channel customers a broad array of high-performance flash and hard drive solutions across personal computer, mobile, gaming, automotive, virtual reality headsets, at-home entertainment, and industrial spaces. The Consumer end market is highlighted by the Company’s broad range of retail and other end-user products, which capitalize on the strength of the Company’s product brand recognition and vast points of presence around the world.

The Company’s disaggregated revenue information is as follows:

	Three Months Ended		Nine Months Ended
	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
	(in millions)
Revenue by End Market
Cloud	$1,774	$1,423	$5,919	$3,728
Client	1,732	1,767	5,439	5,386
Consumer	875	947	2,907	2,888
Total Revenue	$4,381	$4,137	$14,265	$12,002

Revenue by Geography
Asia	$2,400	$2,215	$7,685	$6,702
Americas	1,377	1,009	4,398	3,033
Europe, Middle East and Africa	604	913	2,182	2,267
Total Revenue	$4,381	$4,137	$14,265	$12,002

The Company’s top 10 customers accounted for 44% and 43% of its net revenue for the three and nine months ended April 1, 2022, respectively, and 42% and 40% of its net revenue for the three and nine months ended April 2, 2021, respectively. For the three and nine months ended April 1, 2022 and April 2, 2021, no single customer accounted for 10% or more of the Company’s net revenue.

Goodwill

In connection with the Company’s determination of its reportable segments, effective July 3, 2021, the Company allocated its goodwill between its segments based on the estimated relative fair values of the business units. In addition, management performed a goodwill impairment assessment for each segment and concluded there were no impairment indicators as of both the beginning and end of the nine months ended April 1, 2022. The following table provides a summary of goodwill activity for the period:

	Flash	HDD	Total
	(in millions)
Balance at July 3, 2021	$5,738	$4,328	$10,066
Foreign currency translation adjustment	(3)	(2)	(5)
Balance at April 1, 2022	$5,735	$4,326	$10,061

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.    Revenues

Contract assets represent the Company’s rights to consideration where performance obligations are completed but the customer payments are not due until another performance obligation is satisfied. The Company did not have any contract assets as of either April 1, 2022 or July 2, 2021.

The Company incurs sales commissions and other direct incremental costs to obtain sales contracts. The Company has applied the practical expedient to recognize the direct incremental costs of obtaining contracts as an expense when incurred if the amortization period is expected to be one year or less or the amount is not material, with these costs charged to Selling, general and administrative expenses. Other direct incremental costs to obtain contracts that have an expected benefit of greater than one year are amortized over the period of expected cash flows from the related contracts, and the amortization expense is recorded as a reduction to revenue. Total capitalized contract costs as of April 1, 2022 and July 2, 2021 as well as the related amortization for the three and nine months ended April 1, 2022 and April 2, 2021 were not material.

Contract liabilities relate to customers’ payments in advance of performance under the contract and primarily relate to remaining performance obligations under support and maintenance contracts. As of April 1, 2022 and July 2, 2021, contract liabilities were not material.

The Company applies the practical expedients and does not disclose transaction price allocated to the remaining performance obligations for (i) arrangements that have an original expected duration of one year or less, which mainly consist of the support and maintenance contracts, and (ii) variable consideration amounts for sale-based or usage-based royalties for intellectual property (“IP”) license arrangements, which typically range longer than one year. Remaining performance obligations are mainly attributed to right-to-access patent license arrangements and customer support and service contracts which will be recognized over the remaining contract period. The transaction price allocated to the remaining performance obligations as of April 1, 2022 was $42 million, which is mainly attributable to the functional IP license and service arrangements. The Company expects to recognize this amount as revenue as follows: $10 million during the remainder of fiscal 2022, $30 million in fiscal 2023, and $2 million in fiscal 2024 and thereafter.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.    Supplemental Financial Statement Data

Accounts receivable, net

From time to time, in connection with factoring agreements, the Company sells trade accounts receivable without recourse to third party purchasers in exchange for cash. During the nine months ended April 1, 2022 and April 2, 2021, the Company sold trade accounts receivable and received cash proceeds of $100 million and $233 million, respectively. The discounts on the trade accounts receivable sold were not material and were recorded within Other income, net in the Condensed Consolidated Statements of Operations. As of April 1, 2022 and July 2, 2021, the amount of factored receivables that remained outstanding was $100 million and $0, respectively.

Inventories

	April 1, 2022	July 2, 2021
	(in millions)
Inventories:
Raw materials and component parts	$1,662	$1,623
Work-in-process	1,028	1,088
Finished goods	971	905
Total inventories	$3,661	$3,616

Property, plant and equipment, net

	April 1, 2022	July 2, 2021
	(in millions)
Property, plant and equipment:
Land	$272	$278
Buildings and improvements	1,898	1,854
Machinery and equipment	8,438	7,860
Computer equipment and software	479	440
Furniture and fixtures	54	51
Construction-in-process	566	476
Property, plant and equipment, gross	11,707	10,959
Accumulated depreciation	(8,219)	(7,771)
Property, plant and equipment, net	$3,488	$3,188

Intangible assets

	April 1, 2022	July 2, 2021
	(in millions)
Finite-lived intangible assets	$5,495	$5,508
In-process research and development	80	80
Accumulated amortization	(5,323)	(5,146)
Intangible assets, net	$252	$442

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product warranty liability

Changes in the warranty accrual were as follows:

	Three Months Ended		Nine Months Ended
	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
	(in millions)
Warranty accrual, beginning of period	$351	$366	$363	$408
Charges to operations	35	27	111	86
Utilization	(20)	(27)	(71)	(82)
Changes in estimate related to pre-existing warranties	(11)	(9)	(48)	(55)
Warranty accrual, end of period	$355	$357	$355	$357

The current portion of the warranty accrual is classified in Accrued expenses and the long-term portion is classified in Other liabilities as noted below:

	April 1, 2022	July 2, 2021
	(in millions)
Warranty accrual:
Current portion (included in Accrued expenses)	$167	$175
Long-term portion (included in Other liabilities)	188	188
Total warranty accrual	$355	$363

Other liabilities

	April 1, 2022	July 2, 2021
	(in millions)
Other liabilities:
Non-current net tax payable	$547	$684
Payables related to unrecognized tax benefits	996	750
Other non-current liabilities	688	633
Total other liabilities	$2,231	$2,067

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) (“AOCI”), net of tax refers to expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income. The following table illustrates the changes in the balances of each component of AOCI:

	Actuarial Pension Gains (Losses)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivative Contracts	Total Accumulated Comprehensive Income (Loss)
	(in millions)
Balance at July 2, 2021	$(35)	$(38)	$(124)	$(197)
Other comprehensive income (loss) before reclassifications	2	(123)	(172)	(293)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	121	121
Income tax benefit related to items of other comprehensive income (loss)	—	—	12	12
Net current-period other comprehensive income (loss)	2	(123)	(39)	(160)
Balance at April 1, 2022	$(33)	$(161)	$(163)	$(357)

During the three and nine months ended April 1, 2022, the amounts reclassified out of AOCI were losses related to foreign exchange contracts and interest rate swap contracts. Losses reclassified out of AOCI related to foreign exchange contracts were $14 million and $83 million, for the three and nine months ended April 1, 2022, respectively, and were substantially charged to Cost of revenue in the Condensed Consolidated Statements of Operations. Losses reclassified out of AOCI related to interest rate swap contracts were $13 million and $38 million, for the three and nine months ended April 1, 2022, respectively, and were charged to Interest expense in the Condensed Consolidated Statements of Operations.

As of April 1, 2022, substantially all of existing net losses related to cash flow hedges recorded in AOCI are expected to be reclassified to earnings within the next twelve months. In addition, as of April 1, 2022, the Company did not have any foreign exchange forward contracts with credit-risk-related contingent features.

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

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of April 1, 2022 and July 2, 2021, and indicate the fair value hierarchy of the valuation techniques utilized to determine such values:

	April 1, 2022
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents - Money market funds	$53	$—	$—	$53
Foreign exchange contracts	—	31	—	31
Total assets at fair value	$53	$31	$—	$84
Liabilities:
Foreign exchange contracts	$—	$188	$—	$188
Interest rate swap contracts	—	16	—	16
Total liabilities at fair value	$—	$204	$—	$204

	July 2, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents - Money market funds	$1,283	$—	$—	$1,283
Foreign exchange contracts	—	14	—	14
Total assets at fair value	$1,283	$14	$—	$1,297
Liabilities:
Foreign exchange contracts	$—	$65	$—	$65
Interest rate swap contracts	—	80	—	80
Total liabilities at fair value	$—	$145	$—	$145

During the periods presented, the Company had no transfers of financial assets and liabilities between levels and there were no changes in valuation techniques or the inputs used in the fair value measurement.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments Not Carried at Fair Value

For financial instruments where the carrying value (which includes principal adjusted for any unamortized issuance costs, and discounts or premiums) differs from fair value (which is based on quoted market prices), the following table represents the related carrying value and fair value for each of the Company’s outstanding financial instruments. Each of the financial instruments presented below was categorized as Level 2 for all periods presented, based on the frequency of trading immediately prior to the end of the third quarter of fiscal 2022 and the fourth quarter of fiscal 2021, respectively.

	April 1, 2022		July 2, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Variable interest rate Term Loan A-1 maturing 2023	$—	$—	$4,327	$4,346
Variable interest rate Term Loan B-4 maturing 2023	—	—	1,093	1,094
1.50% convertible notes due 2024	1,040	1,063	1,017	1,173
4.75% senior unsecured notes due 2026	2,290	2,342	2,288	2,556
Variable interest rate Term Loan A-2 maturing 2027	2,843	2,802	—	—
2.85% senior unsecured notes due 2029	495	457	—	—
3.10% senior unsecured notes due 2032	494	445	—	—
Total	$7,162	$7,109	$8,725	$9,169

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.    Derivative Instruments and Hedging Activities

As of April 1, 2022, the Company had outstanding foreign exchange forward contracts that were designated as either cash flow hedges or non-designated hedges. Substantially all of the contract maturity dates of these foreign exchange forward contracts do not exceed 12 months. In addition, the Company had outstanding pay-fixed interest rate swaps that were designated as cash flow hedges of variable rate interest payments through February 2023, on a portion of its term loans.

Changes in fair values of the non-designated foreign exchange contracts are recognized in Other income, net and are largely offset by corresponding changes in the fair values of the foreign currency denominated monetary assets and liabilities. For each of the three and nine months ended April 1, 2022 and April 2, 2021, total net realized and unrealized transaction and foreign exchange contract currency gains and losses were not material to the Company’s Condensed Consolidated Financial Statements.

Unrealized gains or losses on designated cash flow hedges are recognized in AOCI. For more information regarding cash flow hedges, see Part I, Item 1, Note 5. Supplemental Information - Accumulated other comprehensive income (loss), of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Netting Arrangements

Under certain provisions and conditions within agreements with counterparties to the Company’s foreign exchange forward contracts, subject to applicable requirements, the Company has the right of offset associated with the Company’s foreign exchange forward contracts and is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. As of April 1, 2022 and July 2, 2021, the effect of rights of offset was not material and the Company did not offset or net the fair value amounts of derivative instruments in its Condensed Consolidated Balance Sheets.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.    Debt

Debt consisted of the following as of April 1, 2022 and July 2, 2021:

	April 1, 2022	July 2, 2021
	(in millions)
Variable interest rate Term Loan A-1 maturing 2023	$—	$4,332
Variable interest rate Term Loan B-4 maturing 2023	—	1,093
1.50% convertible notes due 2024	1,100	1,100
4.75% senior unsecured notes due 2026	2,300	2,300
Variable interest rate Term Loan A-2 maturing 2027	2,850	—
2.85% senior unsecured notes due 2029	500	—
3.10% senior unsecured notes due 2032	500	—
Total debt	7,250	8,825
Issuance costs and debt discounts	(88)	(100)
Subtotal	7,162	8,725
Less current portion of long-term debt	(75)	(251)
Long-term debt	$7,087	$8,474

In October 2021, the Company voluntarily prepaid the remaining principal balance of its Term Loan B-4 in accordance with its terms.

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

During the six months ended December 31, 2021, the Company made scheduled principal payments of $126 million and voluntary prepayments of $1.21 billion on the outstanding principal balance on its Term Loan A-1 in accordance with its terms to reduce the remaining outstanding principal balance to $3.00 billion. Payments were made using proceeds from the issuance of the 2029 Notes and the 2032 Notes and available cash on hand. On January 7, 2022, the Company entered into a restatement agreement (“Restatement Agreement”) to amend and restate the Loan Agreement, originally dated as of April 29, 2016 (including subsequent amendments and the Restatement Agreement, collectively, the “Loan Agreement”), to provide for, among other things, (i) the issuance of a new $3.00 billion Term Loan A-2 maturing in January 2027 (the “Term Loan A-2”) to replace its previously existing Term Loan A-1; and (ii) the availability of a new $2.25 billion revolving credit facility maturing in January 2027 (the “2027 Revolving Facility”) to replace its previously existing $2.25 billion revolving credit facility and (iii) additional covenant flexibility and other modifications. The obligations under the Loan Agreement are the senior unsecured obligations of the Company and do not benefit from any collateral or subsidiary guarantees.

The Term Loan A-2 Loan bears interest, at the Company’s option, at a per annum rate equal to either (x) the Adjusted Term Secured Overnight Financing Rate (“SOFR”) (as defined in the Loan Agreement) plus an applicable margin varying from 1.125% to 2.000% or (y) a base rate plus an applicable margin varying from 0.125% to 1.000%, in each case depending on the corporate family ratings of the Company from at least two of Standard & Poor’s Ratings Services (“S&P”), Moody’s Investors Service, Inc. (“Moody’s”) and Fitch Ratings, Inc. (“Fitch”), with an initial interest rate of Adjusted Term SOFR plus 1.375%. The Term Loan A-2 amortizes in quarterly installments of $19 million for each of the first four quarters beginning the quarter ending July 1, 2022 through the quarter ending March 31, 2023; $38 million per quarter thereafter; and the remaining balance payable January 7, 2027.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loans under the 2027 Revolving Facility bear interest at a per annum rate, at the Company’s option, equal to either (x) the Adjusted Term SOFR Rate (as defined in the Loan Agreement) plus an applicable margin varying from 1.125% to 2.000% or (y) a base rate plus an applicable margin varying from 0.125% to 1.000%, in each case depending on the corporate family ratings of the Company from at least two of S&P, Moody’s and Fitch, with an initial rate of Adjusted Term SOFR plus 1.375%. The Company is also required to pay an unused commitment fee on the 2027 Revolving Facility ranging from 0.120% to 0.350% based on the corporate family ratings of the Company from at least two of S&P, Moody’s and Fitch, with an initial unused commitment fee of 0.200%.

Issuance costs and discounts are amortized to interest expense over their respective terms, and as of April 1, 2022, unamortized issuance costs and discounts were $5 million for the 2029 Notes, $6 million for the 2032 Notes, and $7 million for the Term Loan A-2.

In accordance with the Loan Agreement, the Company is required to comply with a leverage ratio financial covenant. As of April 1, 2022, the Company was in compliance with this financial covenant.

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

Obligations and Funded Status

The following table presents the unfunded status of the benefit obligations for the Pension Plans:

	April 1, 2022	July 2, 2021
	(in millions)
Benefit obligation at end of period	$339	$359
Fair value of plan assets at end of period	210	227
Unfunded status	$129	$132

The following table presents the unfunded amounts related to the Pension Plans as recognized on the Company’s Condensed Consolidated Balance Sheets:

	April 1, 2022	July 2, 2021
	(in millions)
Current liabilities	$1	$1
Non-current liabilities	128	131
Net amount recognized	$129	$132

Net periodic benefit costs were not material for the three and nine months ended April 1, 2022.

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

The following table presents the notes receivable from, and equity investments in, Flash Ventures as of April 1, 2022 and July 2, 2021:

	April 1, 2022	July 2, 2021
	(in millions)
Notes receivable, Flash Partners	$51	$191
Notes receivable, Flash Alliance	130	213
Notes receivable, Flash Forward	666	561
Investment in Flash Partners	182	199
Investment in Flash Alliance	266	293
Investment in Flash Forward	122	129
Total notes receivable and investments in Flash Ventures	$1,417	$1,586

During the three and nine months ended April 1, 2022 and during the three and nine months ended April 2, 2021, the Company made net payments to Flash Ventures of $1.1 billion and $3.4 billion, and $1.1 billion and $3.3 billion, respectively, for purchased flash-based memory wafers and net loans.

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

As of April 1, 2022 and July 2, 2021, the Company had Accounts payable balances due to Flash Ventures of $396 million and $398 million, respectively.

The Company’s maximum reasonably estimable loss exposure (excluding lost profits) as a result of its involvement with Flash Ventures, based upon the Japanese yen to U.S. dollar exchange rate at April 1, 2022, is presented below. Investments in Flash Ventures are denominated in Japanese yen, and the maximum estimable loss exposure excludes any cumulative translation adjustment due to revaluation from the Japanese yen to the U.S. dollar.

April 1, 2022
(in millions)
Notes receivable	$847
Equity investments	570
Operating lease guarantees	1,897
Inventory and prepayments	983
Maximum estimable loss exposure	$4,297

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

In January 2022, the Company entered into additional agreements regarding Flash Ventures’ investment in a new wafer fabrication facility currently under construction in Yokkaichi, Japan, referred to as “Y7”. The primary purpose of Y7 is to provide clean room space to continue the transition of existing flash-based wafer capacity to newer flash technology nodes. The Company is committed to pay, among other items, future building depreciation prepayments of $482 million as follows: $142 million in fiscal year 2022, $314 million in fiscal year 2023 and $26 million in fiscal year 2024, to be credited against future wafer charges.

In June 2019, an unexpected power outage incident occurred at the flash-based memory manufacturing facilities operated in Yokkaichi, Japan. The power outage incident impacted the facilities and process tools and resulted in damage to flash wafers in production and a reduction in the Company’s flash wafer availability. During the three and nine months ended April 1, 2022, the Company recovered $7 million related to this incident from insurance carriers. During the three and nine months ended April 2, 2021, the Company recovered $45 million and $75 million, respectively, related to this incident from insurance carriers. Recoveries related to the incident were recorded in Cost of revenue.

In February 2022, contamination of certain material used in manufacturing processes occurred at both the Yokkaichi and Kitakami, Japan fabrication facilities, resulting in damage to inventory units in production, a temporary disruption to production operations and a reduction in the Company’s flash wafer availability. During the three and nine months ended April 1, 2022, the Company incurred charges of $203 million related to this contamination incident that were recorded in Cost of revenue, which primarily consisted of scrapped inventory and rework costs, decontamination and other costs needed to restore the facilities to normal capacity, and under absorption of overhead costs. The Company is evaluating potential options for recovery.

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

The following table presents the Company’s portion of the remaining guarantee obligations under the Flash Ventures’ lease facilities in both Japanese yen and U.S. dollar-equivalent, based upon the Japanese yen to U.S. dollar exchange rate as of April 1, 2022.

	Lease Amounts
	(Japanese yen, in billions)	(U.S. dollar, in millions)
Total guarantee obligations	¥223	$1,897

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the end of the term of the Flash Ventures lease agreements, in annual installments as of April 1, 2022 in U.S. dollars, based upon the Japanese yen to U.S. dollar exchange rate as of April 1, 2022:

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
	(in millions)
Remaining three months of 2022	$150	$—	$150
2023	516	59	575
2024	369	106	475
2025	181	97	278
2026	153	146	299
Thereafter	27	93	120
Total guarantee obligations	$1,396	$501	$1,897

The Company and Kioxia have agreed to mutually contribute to, and indemnify each other and Flash Ventures for, environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances. The Company has not made any indemnification payments, nor recorded any indemnification receivables, under any such agreements. As of April 1, 2022, no amounts have been accrued in the Condensed Consolidated Financial Statements with respect to these indemnification agreements.

Unis Venture

The Company has a joint venture with Unisplendour Corporation Limited and Unissoft (Wuxi) Group Co. Ltd. (“Unis”), referred to as the “Unis Venture”, to market and sell the Company’s products in China and to develop data storage systems for the Chinese market in the future. The Unis Venture is 49% owned by the Company and 51% owned by Unis. The Company accounts for its investment in the Unis Venture under the equity method of accounting. Revenue on products distributed by the Unis Venture is recognized upon sell through to third-party customers. For both the three and nine months ended April 1, 2022, the Company recognized approximately 5% of its consolidated revenue on products distributed by the Unis Venture. For both the three and nine months ended April 2, 2021, the Company recognized approximately 3% of its consolidated revenue on products distributed by the Unis Venture. The outstanding accounts receivable due from the Unis Venture were 6% and 5% of Accounts receivable, net for April 1, 2022 and July 2, 2021, respectively.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.    Leases and Other Commitments

Leases

The Company leases certain domestic and international facilities and data center space under long-term, non-cancelable operating leases that expire at various dates through 2034. These leases include no material variable or contingent lease payments. Operating lease assets and liabilities are recognized based on the present value of the remaining lease payments discounted using the Company’s incremental borrowing rate. Operating lease assets also include prepaid lease payments minus any lease incentives. Extension or termination options present in the Company’s lease agreements are included in determining the right-of-use asset and lease liability when it is reasonably certain the Company will exercise those options. Lease expense is recognized on a straight-line basis over the lease term. The following table summarizes supplemental balance sheet information related to operating leases as of April 1, 2022:

Lease Amounts
Minimum lease payments by fiscal year:	($ in millions)
Remaining three months of 2022	$14
2023	48
2024	48
2025	44
2026	44
Thereafter	188
Total future minimum lease payments	386
Less: Imputed Interest	55
Present value of lease liabilities	331
Less: Current portion (included in Accrued expenses)	41
Long-term operating lease liabilities (included in Other liabilities)	$290

Operating lease right-of-use assets (included in Other non-current assets)	$313

Weighted average remaining lease term in years	8.4
Weighted average discount rate	3.4%

The following table summarizes supplemental disclosures of operating cost and cash flow information related to operating leases:

	Three Months Ended		Nine Months Ended
	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
	(in millions)
Cost of operating leases	$15	$12	$42	$37
Cash paid for operating leases	13	12	37	38
Operating lease assets obtained in exchange for operating lease liabilities	9	1	132	28

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase Agreements and Other Commitments

In the normal course of business, the Company enters into purchase orders with suppliers for the purchase of components used to manufacture its products. These purchase orders generally cover forecasted component supplies needed for production during the next quarter, are recorded as a liability upon receipt of the components, and generally may be changed or canceled at any time prior to shipment of the components. The Company also enters into long-term agreements with suppliers that contain fixed future commitments, which are contingent on certain conditions such as performance, quality and technology of the vendor’s components. As of April 1, 2022, the Company had the following minimum long-term commitments:

Long-term commitments
(in millions)
Fiscal year:
Remaining three months of 2022	$162
2023	560
2024	309
2025	148
2026	20
Thereafter	170
Total	$1,369

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.     Shareholders’ Equity

Stock-based Compensation Expense

The following tables present the Company’s stock-based compensation for equity-settled awards by type (i.e., restricted stock units (“RSUs”), restricted stock unit awards with performance conditions or market conditions (“PSUs”), and rights to purchase shares of common stock under the Company’s Employee Stock Purchase Plan (“ESPP”)) and financial statement line as well as the related tax benefit included in the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
	(in millions)
RSUs and PSUs	$75	$73	$220	$212
ESPP	11	10	29	27
Total	$86	$83	$249	$239

	Three Months Ended		Nine Months Ended
	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
	(in millions)
Cost of revenue	$13	$14	$36	$41
Research and development	43	41	126	120
Selling, general and administrative	30	28	87	78
Subtotal	86	83	249	239
Tax benefit	(9)	(11)	(37)	(35)
Total	$77	$72	$212	$204

Windfall tax benefits and tax deficiencies for shortfalls related to the vesting and exercise of stock-based awards, which are recognized as a component of the Company’s Income tax expense, were not material for the periods presented.

Compensation cost related to unvested RSUs, PSUs, and rights to purchase shares of common stock under the ESPP will generally be amortized on a straight-line basis over the remaining average service period. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of April 1, 2022:

	Unamortized Compensation Costs	Weighted Average Service Period
	(in millions)	(years)
RSUs and PSUs (1)	$589	2.3
ESPP	70	1.5
Total unamortized compensation cost	$659
(1)    Weighted average service period assumes the performance metrics are met for the PSUs.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Activities

Stock Options

The following table summarizes stock option activity under the Company’s incentive plans. All outstanding options were exercisable at April 1, 2022:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Options outstanding at July 2, 2021	1.5	$72.84	1.2	$15
Exercised	(0.2)	43.52		3
Canceled or expired	(0.4)	98.24
Options outstanding at April 1, 2022	0.9	65.97	0.77	2

RSUs and PSUs

The following table summarizes RSU and PSU activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value at Vest Date
	(in millions)		(in millions)
RSUs and PSUs outstanding at July 2, 2021	16.1	$50.12
Granted	5.5	62.53
Vested	(4.9)	53.93	$301
Forfeited	(1.7)	51.77
RSUs and PSUs outstanding at April 1, 2022	15.0	53.33

RSUs and PSUs are generally settled in an equal number of shares of the Company’s common stock at the time of vesting of the units.

Stock Repurchase Program

The Company’s Board of Directors has authorized a stock repurchase program for the repurchase of up to $5.0 billion of the Company’s common stock, which authorization is effective through July 25, 2023. The Company did not make any stock repurchases during the nine months ended April 1, 2022 and has not repurchased any shares of its common stock pursuant to its stock repurchase program since the first quarter of fiscal 2019. The remaining amount available to be repurchased under the Company’s current stock repurchase program as of April 1, 2022 was $4.5 billion. Repurchases under the stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Company expects stock repurchases to be funded principally by operating cash flows.

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

The following table presents the Company’s Income tax expense and the effective tax rate:

	Three Months Ended		Nine Months Ended
	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
	($ in millions)
Income before taxes	$262	$249	$1,612	$331
Income tax expense	237	52	413	132
Effective tax rate	90%	21%	26%	40%

The primary drivers of the difference between the effective tax rate for the three and nine months ended April 1, 2022 and the U.S. Federal statutory rate of 21%, are the relative mix of earnings and losses by jurisdiction, the deduction for foreign derived intangible income, credits, and tax holidays in Malaysia, the Philippines and Thailand that will expire at various dates during fiscal years 2024 through 2031. In addition, the effective tax rate for the three and nine months ended April 1, 2022 includes the discrete effect of a net increase to the liability for unrecognized tax benefits, which includes interest and offsetting tax benefits, as a result of ongoing discussions with various taxing authorities of $194 million and $219 million, respectively.

The primary drivers of the difference between the effective tax rate for the three and nine months ended April 2, 2021 and the U.S. Federal statutory rate of 21% are the relative mix of earnings and losses by jurisdiction, the deduction for foreign derived intangible income, credits, and tax holidays in Malaysia, Philippines and Thailand. In addition, the effective tax rate for the three and nine months ended April 2, 2021 includes discrete effects for increases to unrecognized tax benefits of $35 million as a result of ongoing discussions with various taxing authorities that are offset in part by a release of certain unrecognized tax benefits of $22 million as a result of business realignment activities. The effective tax rate for the nine months ended April 2, 2021 also includes the discrete effects of net tax deficiencies from shortfalls of $11 million related to the vesting of stock-based awards and additional tax expense of $10 million from the re-measurement of deferred tax liabilities due to restructuring activities, which have no impact on the amount of income taxes paid by the Company.

As previously disclosed, the IRS issued statutory notices of deficiency and notices of proposed adjustments with respect to transfer pricing with the Company’s foreign subsidiaries and intercompany payable balances for fiscal years 2008 through 2015. The Company filed petitions with the U.S. Tax Court covering fiscal years 2008 through 2012, for which it had received statutory notices of deficiency, while fiscal years 2013 through 2015 remain in the jurisdiction of the IRS’s Examination function. The IRS has filed various Amendments to Answer with the U.S. Tax Court which, together with the notices of proposed adjustments, would result in additional federal income tax liabilities totaling approximately $1.6 billion and penalties totaling $449 million with respect to fiscal years 2008 through 2015. During the three months ended April 1, 2022, in preparation for trial in May 2022, new information became available which required the Company to re-measure its unrecognized tax benefits for which an additional tax expense of $224 million, including interest, was recorded.

Uncertain Tax Positions

With the exception of certain unrecognized tax benefits that are directly associated with the tax position taken, unrecognized tax benefits are presented gross in the Condensed Consolidated Balance Sheets.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits excluding accrued interest and penalties for the nine months ended April 1, 2022 (in millions):

Accrual balance at July 2, 2021	$748
Gross increases related to current year tax positions	7
Gross increases related to prior year tax positions	216
Gross decreases related to prior year tax positions	(57)
Settlements	(2)
Lapse of statute of limitations	(5)
Accrual balance at April 1, 2022	$907

As of April 1, 2022, the liability for unrecognized tax benefits (excluding accrued interest and penalties) was $907 million. Interest and penalties related to unrecognized tax benefits are recognized in liabilities recorded for uncertain tax positions and are recorded in the provision for income taxes. Accrued interest and penalties included in the Company’s liability related to unrecognized tax benefits as of April 1, 2022 was $231 million. Of these amounts, approximately $996 million could result in potential cash payments.

Subsequent to April 1, 2022, the Company and the IRS tentatively reached a basis for resolving the statutory notices of deficiency and notices of proposed adjustments with respect to fiscal years 2008 through 2015 subject to the parties entering into final stipulations and a closing agreement. As a result, the trial originally scheduled to take place in May 2022 has been cancelled. The tentative basis for resolution would incrementally increase the liability for unrecognized tax benefits, including interest and offsetting tax benefits, by approximately $80 million to $100 million. Including this incremental increase, the Company expects to pay tax and interest totaling approximately $600 million to $700 million within the next twelve months, which the Company expects to be partially offset by reductions to its mandatory deemed repatriation tax obligations aggregating to approximately $100 million in later years. The Company is not able to provide a reasonable estimate of the timing of future tax and interest payments related to the remaining unrecognized tax benefits.

The Company believes that adequate provision has been made for any adjustments that may result from any other tax examinations. However, the outcome of such tax examinations cannot be predicted with certainty. If any issues addressed in the Company’s tax examinations are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. Any significant change in the amount of the Company’s liability for unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of the Company’s tax returns.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.    Net Income Per Common Share

The following table presents the computation of basic and diluted income per common share:

	Three Months Ended		Nine Months Ended
	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
	(in millions, except per share data)
Net income	$25	$197	$1,199	$199
Weighted average shares outstanding:
Basic	313	306	312	305
Employee stock options, RSUs, PSUs and ESPP	3	7	4	3
Basic and diluted	316	313	316	308
Income per common share:
Basic	$0.08	$0.64	$3.84	$0.65
Diluted	$0.08	$0.63	$3.79	$0.65
Anti-dilutive potential common shares excluded	5	1	4	7

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.    Employee Termination, Asset Impairment, and Other Charges

Business Realignment

The Company periodically incurs charges as part of the integration process of recent acquisitions and to realign its operations with anticipated market demand, primarily consisting of organization rationalization designed to streamline its business, reduce its cost structure and focus its resources. The Company recorded the following charges related to these actions:

	Three Months Ended		Nine Months Ended
	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
	(in millions)
Employee termination benefits	$4	$2	$22	$27
Asset impairments and losses (gains) on disposal of assets	—	(70)	2	(70)
Total employee termination, asset impairment, and other charges	$4	$(68)	$24	$(43)

The following table presents an analysis of the components of these activities against the reserve during the nine months ended April 1, 2022:

Employee Termination Benefits
(in millions)
Accrual balance at July 2, 2021	$2
Charges	22
Cash payments	(20)
Accrual balance at April 1, 2022	$4

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16.    Legal Proceedings

Tax

For disclosures regarding statutory notices of deficiency issued by the IRS in June 2018 and December 2018, petitions filed by the Company with the U.S. Tax Court in September 2018 and March 2019, additional penalties asserted by the IRS in March 2021 and further Amendments to Answers filed by the IRS in June 2021 and January 2022, and a tentative resolution with respect to certain matters, see Note 13, Income Tax Expense.

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

Our Company

We are on a mission to unlock the potential of data by harnessing the possibility to use it. With both Flash and HDD franchises, underpinned by advancements in memory technologies, we create breakthrough innovations and powerful data storage solutions that enable the world to actualize its aspirations.

Our fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every five to six years, we report a 53-week fiscal year to align the fiscal year with the foregoing policy. Fiscal years 2022, which ends on July 1, 2022, and 2021, which ended on July 2, 2021, are each comprised of 52 weeks, with all quarters presented consisting of 13 weeks.

Key Developments

Joint Venture Contamination Incident

In February 2022, contamination of certain material used in manufacturing processes occurred at Flash Ventures’ fabrication facilities in both Yokkaichi and Kitakami, Japan which resulted in damage to inventory units in production, a temporary disruption to production operations and a reduction in our flash wafer availability. During the three and nine months ended April 1, 2022, we incurred charges of $203 million related to this contamination incident that were recorded in Cost of revenue and primarily consisted of scrapped inventory and rework costs, decontamination and other costs needed to restore the facilities to normal capacity, and under absorption of overhead costs. We are evaluating potential options for recovery.

Tax Resolution

As previously disclosed, we have received statutory notices of deficiency and notices of proposed adjustments from the IRS with respect to fiscal years 2008 through 2015. During the three months ended April 1, 2022, new information became available which required us to re-measure our unrecognized tax benefits for this IRS matter. Subsequent to April 1, 2022, we and the IRS tentatively reached a basis for resolving this matter. Additional information is provided in our discussion of Income tax expense in our results of operations below, as well as in Part I, Item 1, Note 13, Income Tax Expense, of the Notes to the Condensed Consolidated Financial Statements, and in the “Short- and Long-Term Liquidity--Unrecognized Tax Benefits” section below.

Financing Activities

In fiscal 2022, we continued to execute on our commitment to reduce our overall debt levels and Fitch Ratings, Inc. raised our Company credit rating to investment grade in December 2021. We fully repaid our Term Loan B-4 in October 2021 and shortly thereafter initiated a series of transactions to further reduce our debt levels and better stagger the maturities of our debt. In December 2021, we issued $500 million aggregate principal amount of 2.850% senior unsecured notes due February 1, 2029 (the “2029 Notes”) and issued $500 million aggregate principal amount of 3.100% senior unsecured notes due February 1, 2032 (the “2032 Notes”). We used the proceeds from these notes offerings and available cash to voluntarily repay $1.21 billion of our Term Loan A-1 and reduce its principal amount to $3.0 billion as of December 31, 2021. In January 2022, we amended and restated our existing loan agreement to provide for, among other things: (i) the issuance of a new $3.0 billion Term Loan A-2 maturing in January 2027 to replace our previously existing Term Loan A-1; (ii) the availability of a new $2.25 billion revolving credit facility maturing in January 2027 to replace our previously existing $2.25 billion revolving credit facility; and (iii) additional covenant flexibility and other modifications. Upon completion of these transactions, over 85% of the principal amount of our debt is now due in 2026 or later. We believe this new debt structure gives us greater financial stability and flexibility to manage our business over the longer term.

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

Flash Ventures

In January 2022, we entered into additional agreements with Kioxia regarding Flash Ventures’ investment in a new wafer fabrication facility, known as “Y7”, located in Yokkaichi, Japan. The primary purpose of Y7 is to provide clean room space to continue the transition of existing flash-based wafer capacity to newer technology nodes. Output from Y7 is expected to begin in the first half of fiscal year 2023. Our share of the initial commitment for Y7 is expected to result in equipment investments and start-up costs totaling approximately $140 million, to be incurred primarily through the second half of fiscal year 2022. We also agreed to pay, among other items, future building depreciation payments of $482 million as follows: $142 million in fiscal year 2022, $314 million in fiscal year 2023 and $26 million in fiscal year 2024, to be credited against future wafer charges.

Business Structure

Historically, our company had been managed and reported under a single operating segment. Late in the first quarter of fiscal 2021, the Chief Executive Officer, who is our Chief Operating Decision Maker, announced a decision to reorganize our business by forming two separate product business units: flash-based products (“Flash”) and hard disk drives (“HDD”). The new structure is intended to provide each business unit with focus and responsibility for identifying current and future customer requirements while driving the strategy, roadmap, pricing and overall profitability for their respective product areas. To align with the new operating model and business structure, we made management organizational changes and implemented new reporting modules and processes to provide discrete information to manage the business. Effective July 3, 2021, management finalized its assessment of our operating segments and concluded that we now have two reportable segments: Flash and HDD.

Our broad portfolio of technology and products address multiple end markets. In the fiscal first quarter of 2022, we refined the end markets we report to be “Cloud”, “Client” and “Consumer”. Cloud represents a large and growing end market comprised primarily of products for public or private cloud environments and end customers, which we believe we are uniquely positioned to address as the only provider of both flash and hard drive products. Through the Client end market, we provide our original equipment manufacturer (“OEM”) and channel customers a broad array of high-performance flash and hard drive solutions across personal computer, mobile, gaming, automotive, virtual reality headsets, at-home entertainment, and industrial spaces. The Consumer end market is highlighted by our broad range of retail and other end-user products, which capitalize on the strength of our product brand recognition and vast points of presence around the world.

The discussion and analysis included under Results of Operations below reflects our new business unit structure and end markets discussed above.

COVID-19 Pandemic and Operational Update

As the ongoing COVID-19 pandemic has evolved, we have implemented and maintained more thorough sanitation practices as outlined by health organizations and supported vaccination efforts. We continually monitor and update our practices based on recommendations from health organizations to ensure the continued safety of our employees and business partners as we continue to return to site. In addition, the responses to COVID-19 taken by others in the supply chain have increased the costs of their services which have in turn impacted our operations. We incurred incremental charges primarily related to logistics, absorption and other factory-related costs of approximately $59 million and $185 million, and $33 million and $94 million during the three and nine months ended April 1, 2022 and April 2, 2021, respectively, which were recorded in Cost of revenue.

The technology hardware and semiconductor industries continued to face supply chain disruptions and component shortages during the quarter that negatively impacted both our customers’ ability to ship products, and our ability to build products. In order to meet our end customers’ demand, we are incurring increased component costs in addition to COVID-related expenses, which we expect to weigh primarily on our hard drive gross margins through the first half of calendar year 2022. While these supply disruptions may continue for the near term, we ultimately expect that they will be transitory as demand for our products remained solid during the COVID-19 pandemic, with work-from-home, distance learning, and at home entertainment driving demand for cloud environments, new devices, and retail products.

The COVID-19 environment remains dynamic with outbreaks in various geographies including China, where we experienced a temporary lockdown. We will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. See “The COVID-19 pandemic could negatively affect our business” and “We are dependent on a limited number of qualified suppliers who provide critical services, materials or components, and a disruption in our supply chain could negatively affect our business” in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended July 2, 2021 for more information regarding the risks we face as a result of the COVID-19 pandemic and supply chain disruptions.

Russia Sanctions

In February 2022, the U.S. and other countries imposed sanctions on Russia. In accordance with these sanctions, we have ceased shipments to distributors for customers located in Russia. Our revenue from distributors for customers in Russia have not been significant. We have no material assets or operations in Russia.

Results of Operations

Third Quarter and Nine Month Overview

The following table sets forth, for the periods presented, selected summary information from our Condensed Consolidated Statements of Operations by dollars and percentage of net revenue(1):

	Three Months Ended
	April 1, 2022		April 2, 2021		$ Change	% Change
	($ in millions)
Revenue, net	$4,381	100.0%	$4,137	100.0%	$244	6%
Cost of revenue	3,200	73.0	3,046	73.6	154	5
Gross profit	1,181	27.0	1,091	26.4	90	8
Operating Expenses:
Research and development	572	13.1	555	13.4	17	3
Selling, general and administrative	281	6.4	287	6.9	(6)	(2)
Employee termination, asset impairment, and other charges	4	0.1	(68)	(1.6)	72	(106)
Total operating expenses	857	19.6	774	18.7	83	11
Operating income	324	7.4	317	7.7	7	2
Interest and other income (expense):
Interest income	1	—	2	—	(1)	(50)
Interest expense	(75)	(1.7)	(81)	(2.0)	6	(7)
Other income (loss), net	12	0.3	11	0.3	1	9
Total interest and other expense, net	(62)	(1.4)	(68)	(1.6)	6	(9)
Income before taxes	262	6.0	249	6.0	13	5
Income tax expense	237	5.4	52	1.3	185	356
Net income	$25	0.6	$197	4.8	(172)	(87)

(1)    Percentages may not total due to rounding.

	Nine Months Ended
	April 1, 2022		April 2, 2021		$ Change	% Change
	($ in millions)
Revenue, net	$14,265	100.0%	$12,002	100.0%	$2,263	19%
Cost of revenue	9,836	69.0	9,047	75.4	789	9
Gross profit	4,429	31.0	2,955	24.6	1,474	50
Operating Expenses:
Research and development	1,725	12.1	1,645	13.7	80	5
Selling, general and administrative	851	6.0	808	6.7	43	5
Employee termination, asset impairment, and other charges	24	0.2	(43)	(0.4)	67	(156)
Total operating expenses	2,600	18.2	2,410	20.1	190	8
Operating income	1,829	12.8	545	4.5	1,284	236
Interest and other income (expense):
Interest income	4	—	6	—	(2)	(33)
Interest expense	(229)	(1.6)	(246)	(2.0)	17	(7)
Other income (expense), net	8	0.1	26	0.2	(18)	(69)
Total interest and other expense, net	(217)	(1.5)	(214)	(1.8)	(3)	1
Income before taxes	1,612	11.3	331	2.8	1,281	387
Income tax expense	413	2.9	132	1.1	281	213
Net income	$1,199	8.4	$199	1.7	1,000	503
(1)    Percentages may not total due to rounding.

The following table sets forth, for the periods presented, a summary of our segment information:

	Three Months Ended		Nine Months Ended
	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
	($ in millions)
Net revenue:
Flash	$2,243	$2,175	$7,353	$6,287
HDD	2,138	1,962	6,912	5,715
Total net revenue	$4,381	$4,137	$14,265	$12,002
Gross profit:
Flash	$798	$653	$2,665	$1,752
HDD	592	491	2,061	1,462
Unallocated corporate items:
Contamination related charges	(203)	—	(203)	—
Amortization of acquired intangible assets	—	(39)	(65)	(293)
Stock-based compensation expense	(13)	(14)	(36)	(41)
Recoveries from a power outage incident	7	—	7	75
Total unallocated corporate items	(209)	(53)	(297)	(259)
Consolidated gross profit	$1,181	$1,091	$4,429	$2,955
Gross margin:
Flash	35.6%	30.0%	36.2%	27.9%
HDD	27.7%	25.0%	29.8%	25.6%
Consolidated gross margin	27.0%	26.4%	31.0%	24.6%

Our disaggregated revenue information is as follows:

	Three Months Ended		Nine Months Ended
	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
	(in millions)
Revenue by End Market
Cloud	$1,774	$1,423	$5,919	$3,728
Client	1,732	1,767	5,439	5,386
Consumer	875	947	2,907	2,888
Total Revenue	$4,381	$4,137	$14,265	$12,002

Revenue by Geography
Asia	$2,400	$2,215	$7,685	$6,702
Americas	1,377	1,009	4,398	3,033
Europe, Middle East and Africa	604	913	2,182	2,267
Total Revenue	$4,381	$4,137	$14,265	$12,002

Net Revenue

The increases in consolidated net revenue for the three and nine months ended April 1, 2022 from the comparable periods in the prior year reflect increases in exabytes of Flash and HDD sold as further discussed below. The revenue increases driven by exabyte growth were partially offset by declines in the average price per gigabyte of storage for both Flash and HDD as product mix shifted.

Despite the disruption to our Flash production from the contamination event at Flash Ventures’ fabrication facilities in both Yokkaichi and Kitakami, Japan, Flash revenue increased 3% for the three months ended April 1, 2022 from the comparable period in the prior year, primarily driven by a 9% increase in exabytes sold, partially offset by a decline in the average price per gigabyte. The higher exabytes sold primarily reflected the ramp of our latest BiCS5 flash solutions. Higher volume was also driven by strong demand in gaming along with a growing brand recognition of WD_Black based products in our Consumer market. Flash revenue increased 17% for the nine months ended April 1, 2022 from the comparable period in the prior year, primarily driven by a 24% increase in exabytes sold, partially offset by a decline in the average price per gigabyte. The increase in exabytes for the nine-month period was largely attributable to the same factors noted above for the three-month period.

HDD revenue increased 9% for the three months ended April 1, 2022 from the comparable period in the prior year, primarily driven by a 20% increase in exabytes sold, partially offset by a decline in the average price per gigabyte as noted above. The increase in exabytes sold was due to continued demand for our latest generation energy assisted drives among our public and private cloud customers. The strong demand in Cloud was partly offset by a decline in HDD exabytes sold in our Client and Consumer end markets due to continued pressure in the commercial channel related to component issues impacting our customers’ ability to ship product and greater component sourcing constraints within our own operations, and customers transitioning to client SSD. HDD revenue increased 21% for the nine months ended April 1, 2022 from the comparable period in the prior year, primarily driven by a 33% increase in exabytes sold, partially offset by a decline in the average price per gigabyte as noted above. The increase in exabytes for the nine-month period was largely attributable to the same factors noted above for the three-month period.

The increase in Cloud revenue for the three months ended April 1, 2022 from the comparable period in the prior year was led by demand for HDD capacity enterprise drives, including growth in our 18-terabyte capacity drives and ramp of our 20-terabyte capacity drives. The growth was partially offset by lower revenues from enterprise SSDs primarily caused by the supply impact as a result of the contamination event mentioned above and lower revenues from smart video hard drives. In Client, the slight decrease in revenues for the three months ended April 1, 2022 from the comparable period in the prior year reflected declines in both client SSD and client HDD revenue, as a result of the supply chain disruptions noted previously, partially offset by the ramp of 5G phones. In Consumer, the slight decrease in revenues for the three months ended April 1, 2022 from the comparable period in the prior year reflected declines in both Flash and HDD as a result of short term demand weakness outside the U.S. tied to geopolitical events in Europe, as well as COVID-related lockdowns in China.

The increase in Cloud revenue for the nine months ended April 1, 2022 from the comparable period in the prior year primarily reflects the same drivers noted above for the three-month period. Client revenue was relatively flat for the nine months ended April 1, 2022 compared to the prior year, with growth in mobile (led by 5G growth), gaming, automotive, IOT, and industrial applications in the first quarter of fiscal 2022, partially offset by declines in both client SSD and client HDD revenue, as a result of the supply chain disruptions noted previously. Consumer revenue was relatively flat for the nine months ended April 1, 2022 from the comparable period in the prior year with growth in gaming along with a growing brand recognition of WD_Black tempered by the slightly weaker demand in the third quarter noted above.

The changes in net revenue by geography for both the three and nine months ended April 1, 2022 from the comparable periods in the prior year reflect routine variations in the mix of business.

Our top 10 customers accounted for 44% and 43% of our net revenue for the three and nine months ended April 1, 2022, respectively, compared to 42% and 40% of our net revenue for the three and nine months ended April 2, 2021, respectively. For each of the three and nine months ended April 1, 2022 and April 2, 2021, no single customer accounted for 10% or more of our net revenue.

Consistent with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. These programs represented 17% and 18% of gross revenues for both the three and nine months ended April 1, 2022, and 18% and 19% of gross revenues for the three and nine months ended April 2, 2021, respectively. Adjustments due to changes in accruals for these programs have generally averaged less than 1% of gross revenue year over year. The amounts attributed to our sales incentive and marketing programs generally vary according to several factors including industry conditions, list pricing strategies, seasonal demand, competitor actions, channel mix and overall availability of products. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue.

We believe we have made significant progress in strengthening our product portfolio to meet our customers’ growing and evolving storage needs. We have largely completed qualification of BiCS5 based product for client and consumer end markets. Additionally, qualification of OptiNAND-based hard drives progress as planned across multiple cloud and OEM customers and we continue to see an increase in customer interest in adopting shingled magnetic recording (“SMR”) technology. Combining OptiNAND with our SMR leadership positions us to drive business results in our capacity enterprise business. For our next generation 3D-flash, we continued commercial shipment of consumer flash devices based on our 162-layer BiCs6. We expect these developments to contribute to further revenue growth when supply chain disruptions begin to abate.

Gross Profit and Gross Margin

Consolidated gross profit increased by $90 million for the three months ended April 1, 2022 from the comparable period in the prior year, which reflects the increase in revenue in both Flash and HDD and reduced costs as we ramped production on newer products, partially offset by charges of $203 million related to the contamination event in the Flash Ventures’ fabrication facilities. Consolidated gross margin increased 0.6 percentage points for the three months ended April 1, 2022 from the comparable period in the prior year, which reflects cost reductions as we ramped production on newer products and a shift in product mix to higher-margin flash drives, partially offset by the impact of the contamination related charges which represented approximately 4.6 percentage points of gross margin. Flash and HDD gross margin increased by 5.6 and 2.7 percentage points year over year, respectively, reflecting cost reductions as we ramped production on newer products.

Consolidated gross profit increased by $1.47 billion for the nine months ended April 1, 2022 from the comparable period in the prior year, which reflects the increase in revenue in both Flash and HDD, as well as a $228 million decrease in charges in the current period related to amortization expense on acquired intangible assets, some of which became fully amortized, partially offset by the contamination related charges of $203 million noted above. Consolidated gross margin increased 6.4 percentage points for the nine months ended April 1, 2022 from the comparable period in the prior year, which reflects higher gross margin in both Flash and HDD as a result of cost reductions as we ramped production on newer products and a shift in product mix to higher-margin flash drives, as well as the lower charges for amortization of acquired intangible assets noted above. Flash and HDD gross margin increased by 8.3 and 4.2 percentage points year over year, respectively, reflecting cost reductions as we ramped production on newer products.

Operating Expenses

Research and development (“R&D”) expense increased $17 million and $80 million for the three and nine months ended April 1, 2022, respectively, from the comparable period in the prior year. The primary increase was due to increased headcount.

Selling, general and administrative (“SG&A”) expense decreased $6 million for the three months ended April 1, 2022 from the comparable period in the prior year, primarily reflecting slightly lower variable compensation expense. SG&A expense increased $43 million for the nine months ended April 1, 2022 from the comparable period in the prior year and primarily reflected higher outside professional services.

Employee termination, asset impairment and other charges for both the three and nine months ended April 1, 2022 reflect minor actions taken in each period, while the prior year periods primarily reflected gains related to the disposition of assets associated with actions taken in earlier periods. For information regarding Employee termination, asset impairment and other charges, see Part I, Item 1, Note 15, Employee Termination, Asset Impairment, and Other Charges of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Interest and Other Income (Expense)

Total interest and other expense, net for the three months ended April 1, 2022 slightly decreased compared to the prior year, mainly reflecting lower interest expense primarily resulting from the pay-down of principal on our debt. Total interest and other expense, net for the nine months ended April 1, 2022 increased slightly compared to the prior year, mainly reflecting unfavorable exchange rates in the current period mostly offset by lower interest expense resulting from the pay-down of principal on our debt.

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

The following table sets forth income tax information from our Condensed Consolidated Statements of Operations by dollar and effective tax rate:

	Three Months Ended		Nine Months Ended
	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
	($ in millions)
Income before taxes	$262	$249	$1,612	$331
Income tax expense	237	52	413	132
Effective tax rate	90%	21%	26%	40%

The primary drivers of the difference between the effective tax rate for the three and nine months ended April 1, 2022 and the U.S. Federal statutory rate of 21%, are the relative mix of earnings and losses by jurisdiction, the deduction for foreign derived intangible income, credits, and tax holidays in Malaysia, the Philippines and Thailand that will expire at various dates during fiscal years 2024 through 2031. In addition, the effective tax rate for the three and nine months ended April 1, 2022 includes the discrete effect of a net increase to the liability for unrecognized tax benefits, which includes interest and offsetting tax benefits, as a result of ongoing discussions with various taxing authorities of $194 million and $219 million, respectively.

The primary drivers of the difference between the effective tax rate for the three and nine months ended April 2, 2021 and the U.S. Federal statutory rate of 21% are the relative mix of earnings and losses by jurisdiction, the deduction for foreign derived intangible income, credits, and tax holidays in Malaysia, Philippines and Thailand. In addition, the effective tax rate for the three and nine months ended April 2, 2021 includes discrete effects for increases to the liability for unrecognized tax benefits of $35 million as a result of ongoing discussions with various taxing authorities that are offset in part by a release of certain unrecognized tax benefits of $22 million as a result of business realignment activities. The effective tax rate for the nine months ended April 2, 2021 also includes the discrete effects of net tax deficiencies from shortfalls of $11 million related to the vesting of stock-based awards and additional tax expense of $10 million from the re-measurement of deferred tax liabilities due to restructuring activities, which have no impact on the amount of income taxes that we paid.

Subsequent to April 1, 2022, we and the IRS tentatively reached a basis for resolving the statutory notices of deficiency and notices of proposed adjustments with respect to fiscal years 2008 through 2015. See the “--Short- and Long-Term Liquidity--Unrecognized Tax Benefits” section below for additional information related to this matter.

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

Liquidity and Capital Resources

The following table summarizes our statements of cash flows:

	Nine Months Ended
	April 1, 2022	April 2, 2021
	(in millions)
Net cash provided by (used in):
Operating activities	$1,585	$904
Investing activities	(822)	(562)
Financing activities	(1,623)	(662)
Effect of exchange rate changes on cash	(5)	6
Net decrease in cash and cash equivalents	$(865)	$(314)

We and the IRS tentatively reached a basis for resolving the statutory notices of deficiency and notices of proposed adjustments with respect to fiscal years 2008 through 2015. We expect to pay tax and interest totaling approximately $600 million to $700 million within the next twelve months. See Part I, Item 1, Note 13, Income Tax Expense for further details. We believe our cash, cash equivalents and cash generated from operations as well as our available credit facilities will be sufficient to satisfy this obligation and meet our working capital, debt and capital expenditure needs for at least the next twelve months. Our ability to sustain our working capital position is subject to a number of risks that we discuss in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended July 2, 2021.

As further explained under Key Developments- Financing Activities above, we have taken recent actions to reduce our overall debt levels and extend the average maturity. Following these actions, we have reduced the outstanding principal amount of our debt by approximately $1.58 billion since July 2, 2021 and over 85% of the principal amount is now due in 2026 or later. We also have an existing shelf registration statement (the “Shelf Registration Statement”) filed with the Securities and Exchange Commission that expires in August 2024, which allows us to offer and sell shares of common stock, preferred stock, warrants, and debt securities. We used the Shelf Registration Statement to complete our offering of $1.0 billion aggregate principal amount of senior unsecured notes in December 2021, and we may use the Shelf Registration Statement or other capital sources, including other offerings of equity or debt securities or the credit markets, to satisfy future financing needs, including planned or unanticipated capital expenditures, investments, debt repayments or other expenses. Any such additional financing will be subject to market conditions and may not be available on terms acceptable to us or at all.

During fiscal 2022, we expect expenditures for property, plant and equipment for our company plus our portion of the capital expenditures by our Flash Ventures joint venture with Kioxia for its operations to aggregate approximately $2.9 billion. After consideration of the Flash Ventures’ lease financing of its capital expenditures and net operating cash flow, we now expect net cash used for our purchases of property, plant and equipment and net activity in notes receivable relating to Flash Ventures to be a cash outflow of approximately $1.3 billion during fiscal 2022. The total expected cash to be used could vary depending on the timing and completion of various capital projects and the availability, timing and terms of related financing.

A total of $1.96 billion and $1.97 billion of our Cash and cash equivalents was held by our foreign subsidiaries as of April 1, 2022 and April 2, 2021, respectively. There are no material tax consequences that were not previously accrued for on the repatriation of this cash.

Operating Activities

Cash flow from operating activities primarily consists of net income, adjusted for non-cash charges, plus or minus changes in operating assets and liabilities. This represents our principal source of cash. Net cash used for changes in operating assets and liabilities was $674 million for the nine months ended April 1, 2022, as compared to $393 million for the nine months ended April 2, 2021. Changes in our operating assets and liabilities are largely affected by our working capital requirements, which are dependent on the effective management of our cash conversion cycle as well as timing of payments for taxes. Our cash conversion cycle measures how quickly we can convert our products into cash through sales. The cash conversion cycles were as follows (in days):

	Three Months Ended
	April 1, 2022	April 2, 2021
Days sales outstanding	49	42
Days in inventory	104	110
Days payables outstanding	(63)	(66)
Cash conversion cycle	90	86

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

For the three months ended April 1, 2022, DSO increased by 7 days from the comparable period in the prior year, primarily reflecting the timing of shipments and customer collections. DIO and DPO decreased by 6 days and 3 days, respectively, from the comparable period in the prior year primarily reflecting improved supply chain management in the HDD business, as well as routine variations in the timing of purchases and payments during the period.

Investing Activities

Net cash used in investing activities for the nine months ended April 1, 2022 primarily consisted of $842 million in capital expenditures partially offset by a $23 million net decrease in notes receivable issuances to Flash Ventures. Net cash used in investing activities for the nine months ended April 2, 2021 primarily consisted of $820 million in capital expenditures, partially offset by a $129 million net decrease in notes receivable issuances to Flash Ventures.

Our cash equivalents are primarily invested in money market funds that invest in U.S. Treasury securities and U.S. Government agency securities. In addition, from time to time, we also invest directly in certificates of deposit, asset backed securities and corporate and municipal notes and bonds.

Financing Activities

During the nine months ended April 1, 2022, net cash used in financing activities primarily consisted of $5.58 billion for repayment of debt, as well as $85 million for taxes paid on vested stock awards under employee stock plans offset by net proceeds of $4.0 billion from the issuance of new debt, which was used to fund a portion of the debt repayment, and $62 million from the issuance of stock under employee stock plans. Net cash used in financing activities for the nine months ended months ended April 2, 2021 primarily consisted of $673 million for the repayment of our debt, which included a $300 million voluntary prepayment on our Term Loan B-4.

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

Short- and Long-term Liquidity

Contractual Obligations and Commitments

The following is a summary of our known contractual cash obligations and commercial commitments as of April 1, 2022:

	Total	Remaining Three Months of 2022	2023-2024	2025-2026	Beyond 2026
	(in millions)
Long-term debt, including current portion(1)	$7,250	$19	$1,344	$2,600	$3,287
Interest on debt	1,009	25	448	377	159
Flash Ventures related commitments(2)	5,038	1,427	2,967	835	(191)
Operating leases	386	14	96	88	188
Purchase obligations and other commitments	4,013	1,823	1,852	168	170
Mandatory Deemed Repatriation Tax	791	—	277	514	—
Total	$18,487	$3,308	$6,984	$4,582	$3,613

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

The assets and liabilities of the Obligor Group include the following:

	April 1, 2022	July 2, 2021
	(in millions)
Current assets (excluding net intercompany receivable from non-guarantor subsidiaries)	$2,067	$2,898
Non-current assets	1,882	1,903
Net intercompany payable to non-guarantor subsidiaries	1,001	463
Current liabilities	1,985	2,325
Non-current liabilities	8,538	9,726

The operating results and transactions with non-guarantor subsidiaries of the Obligor Group include the following:

	Nine Months Ended	Year Ended
	April 1, 2022	July 2, 2021
	(in millions)
Net sales	$6,337	$12,378
Gross profit	1,683	1,861
Operating income	106	142
Net income (loss)	(121)	377
Intercompany revenue	1,855	5,190
Net intercompany interest expense (income)	(22)	23
Intercompany dividends	252	528

Flash Ventures

Flash Ventures sells to and leases back from a consortium of financial institutions a portion of its tools and has entered into equipment lease agreements of which we guarantee half or all of the outstanding obligations under each lease agreement. The leases are subject to customary covenants and cancellation events that relate to Flash Ventures and each of the guarantors. The occurrence of a cancellation event could result in an acceleration of the lease obligations and a call on our guarantees. As of April 1, 2022, we were in compliance with all covenants under these Japanese lease facilities. See Part I, Item 1, Note 10, Related Parties and Related Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding Flash Ventures.

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

April 1, 2022
2023	$106
2024	171
2025	228
2026	286
Total	$791

For additional information regarding our estimate of the total tax liability for the mandatory deemed repatriation tax, see Part II, Item 8, Note 14, Income Tax Expense, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 2, 2021.

Unrecognized Tax Benefits

As of April 1, 2022, the liability for unrecognized tax benefits (excluding accrued interest and penalties) was $907 million. Interest and penalties related to unrecognized tax benefits are recognized in liabilities for uncertain tax positions and are recorded in the provision for income taxes. Accrued interest and penalties included in our liability related to unrecognized tax benefits as of April 1, 2022 was $231 million. Of these amounts, approximately $996 million could result in potential cash payments.

Subsequent to April 1, 2022, we and the IRS tentatively reached a basis for resolving the statutory notices of deficiency and notices of proposed adjustments with respect to fiscal years 2008 through 2015 subject to the parties entering into final stipulations and a closing agreement. As a result, the trial originally scheduled to take place in May 2022 has been cancelled. The tentative basis for resolution would incrementally increase the liability for unrecognized tax benefits, including interest and offsetting tax benefits, by approximately $80 million to $100 million. Including this incremental increase, we expect to pay tax and interest totaling approximately $600 million to $700 million within the next twelve months, which we expect to be partially offset by reductions to our mandatory deemed repatriation tax obligations aggregating to approximately $100 million in later years. We are not able to provide a reasonable estimate of the timing of future tax and interest payments related to the remaining unrecognized tax benefits.

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

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program for the repurchase of up to $5.0 billion of our common stock, which authorization is effective through July 25, 2023. We did not make any stock repurchases during the nine months ended April 1, 2022 and have not repurchased any shares of our common stock pursuant to our stock repurchase program since the first quarter of fiscal 2019. Although we will reevaluate the repurchasing of our common stock when appropriate, there can be no assurance if, when or at what level we may resume such activity. The remaining amount available to be repurchased under our current stock repurchase program as of April 1, 2022 was $4.5 billion. Repurchases under the stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Except as disclosed below, there have been no material changes to our market risk during the nine months ended April 1, 2022. See Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risks in our Annual Report on Form 10-K for the fiscal year ended July 2, 2021 for further information about our exposure to market risk.

Foreign Currency Risk

We performed sensitivity analyses as of April 1, 2022 and July 2, 2021 using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our foreign currency derivative contracts used to offset the underlying exposures. The foreign currency exchange rates used in performing the sensitivity analyses were based on market rates in effect at April 1, 2022 and July 2, 2021. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar would result in a foreign exchange fair value loss of $294 million and $183 million at April 1, 2022 and July 2, 2021, respectively.

Interest Rate Risk

We have generally held a balance of fixed and variable rate debt. As of April 1, 2022, we had reduced the amount of variable rate debt to $2.85 billion from $5.43 billion as of July 2, 2021. As of April 1, 2022, a one percent increase in the variable rate of interest would increase annual interest expense by $29 million. We currently have pay-fixed interest rate swaps of $2.0 billion notional amount, which would mitigate the impact of fluctuations in variable interest rates through February 2023.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the third quarter of fiscal 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 13, Income Tax Expense, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for disclosures regarding statutory notices of deficiency issued by the IRS in June 2018 and December 2018, petitions filed by the Company with the U.S. Tax Court in September 2018 and March 2019, additional penalties asserted by the IRS in March 2021 and further Amendments to Answers filed by the IRS in June 2021 and January 2022, and a tentative resolution with respect to certain matters.

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

Prior to February 24, 2022, in the normal course of business and as permitted and authorized by the OFAC General License, we filed notifications with, or applied for import licenses and permits from, the FSB as required pursuant to Russian encryption product import controls for the purpose of enabling us or our channel partners to import and distribute certain products in the Russian Federation. There are no gross revenues or net profits directly associated with these activities, and we do not distribute or sell products or provide services to the FSB. After February 24, 2022, we ceased shipments into Russia and we have not filed notifications with or applied for import licenses and permits from the FSB since such date. We expect to resume filing notifications with and applications for import licenses and permits from the FSB to qualify our products for importation and distribution in the Russian Federation if and when we decide to resume sales into the Russian Federation and as permitted by applicable U.S. law, including the OFAC General License.

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

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 8, 2006)
3.2	Amended and Restated By-Laws of Western Digital Corporation, as amended effective as of February 10, 2021 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on February 12, 2021)
10.1	Offer Letter to Wissam Jabre†*
10.2	Restatement Agreement, dated January 7, 2022, by and among Western Digital Corporation, JPMorgan Chase Bank. N.A., as administrative agent, and the lenders party thereto†
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

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
Dated: May 4, 2022