Form 10-Q
period 2022-09-30
WESTERN DIGITAL CORP
filed 2022-11-02
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of the close of business on October 26, 2022, 317,650,295 shares of common stock, par value $0.01 per share, were outstanding.

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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning: expectations regarding the global macroeconomic environment; the effects of the COVID-19 pandemic; expectations regarding supply chain conditions and constraints; expectations regarding demand trends and market conditions for our products and expected future financial performance; expectations regarding our product momentum and product development and technology plans; expectations regarding capital expenditure plans and investments, including relating to our Flash Ventures joint venture with Kioxia Corporation (“Kioxia”), and sources of funding for those expenditures; expectations regarding our effective tax rate and our unrecognized tax benefits; and our beliefs regarding the sufficiency of our available liquidity to meet our working capital, debt and capital expenditure needs.

These forward-looking statements are based on management’s current expectations, represent the most current information available to the Company as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and other factors that could cause actual results or performance to differ materially from those expressed in the forward-looking statements. These risks and uncertainties include, but are not limited to:

•volatility in global economic conditions;
•future responses to and effects of the COVID-19 pandemic or other similar global health crises;
•impact of business and market conditions;
•the outcome and impact of our ongoing strategic review, including with respect to customer and supplier relationships, regulatory and contractual restrictions, stock price volatility and the diversion of management’s attention from ongoing business operations and opportunities;
•impact of competitive products and pricing;
•our development and introduction of products based on new technologies and expansion into new data storage markets;
•risks associated with cost saving initiatives, restructurings, acquisitions, divestitures, mergers, joint ventures and our strategic relationships;
•difficulties or delays in manufacturing or other supply chain disruptions;
•hiring and retention of key employees;
•our level of debt and other financial obligations;
•changes to our relationships with key customers;
•disruptions in operations from cybersecurity incidents or other system security risks;
•actions by competitors;
•risks associated with compliance with changing legal and regulatory requirements and the outcome of legal proceedings; and
•the other risks and uncertainties disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended July 1, 2022 (the “2022 Annual Report on Form 10-K”).

You are urged to carefully review the disclosures we make concerning these risks and review the additional disclosures we make concerning material risks and other factors that may affect the outcome of our forward-looking statements and our business and operating results, including those made in Part I, Item 1A of our 2022 Annual Report on Form 10-K and any of those made in our other reports filed with the Securities and Exchange Commission, including under “Risk Factors” in Item 1A of subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q that may from time to time amend, supplement or supersede the risks and uncertainties disclosed in the 2022 Annual Report on Form 10-K. You are cautioned not to place undue reliance on the forward-looking statements included in this Quarterly Report on Form 10-Q, which speak only as of the date of this document. We do not intend, and undertake no obligation, to update or revise these forward-looking statements to reflect new information or events after the date of this document or to reflect the occurrence of unanticipated events, except as required by law.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	September 30, 2022	July 1, 2022
ASSETS
Current assets:
Cash and cash equivalents	$2,049	$2,327
Accounts receivable, net	2,422	2,804
Inventories	3,862	3,638
Other current assets	738	684
Total current assets	9,071	9,453
Property, plant and equipment, net	3,718	3,670
Notes receivable and investments in Flash Ventures	1,219	1,396
Goodwill	10,037	10,041
Other intangible assets, net	174	213
Other non-current assets	1,467	1,486
Total assets	$25,686	$26,259
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,686	$1,902
Accounts payable to related parties	295	320
Accrued expenses	1,592	1,636
Income taxes payable	986	869
Accrued compensation	407	510
Total current liabilities	4,966	5,237
Long-term debt	7,071	7,022
Other liabilities	1,542	1,779
Total liabilities	13,579	14,038
Commitments and contingencies (Notes 10, 11, 13 and 16)
Shareholders’ equity:
Common stock, $0.01 par value; authorized — 450 shares; issued — 318 shares and 315 shares, respectively; outstanding — 318 shares and 315 shares, respectively	3	3
Additional paid-in capital	3,641	3,733
Accumulated other comprehensive loss	(694)	(554)
Retained earnings	9,157	9,039
Total shareholders’ equity	12,107	12,221
Total liabilities and shareholders’ equity	$25,686	$26,259

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30, 2022	October 1, 2021
Revenue, net	$3,736	$5,051
Cost of revenue	2,755	3,386
Gross profit	981	1,665
Operating expenses:
Research and development	552	578
Selling, general and administrative	247	291
Employee termination, asset impairment, and other charges	24	18
Total operating expenses	823	887
Operating income	158	778
Interest and other income (expense):
Interest income	2	2
Interest expense	(70)	(78)
Other income (expense), net	(6)	2
Total interest and other expense, net	(74)	(74)
Income before taxes	84	704
Income tax expense	57	94
Net income	$27	$610

Income per common share:
Basic	$0.09	$1.97
Diluted	$0.08	$1.93

Weighted average shares outstanding:
Basic	316	310
Diluted	319	316

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended
	September 30, 2022	October 1, 2021
Net income	$27	$610
Other comprehensive income (loss), before tax:
Actuarial pension gain	—	1
Foreign currency translation adjustment	(80)	4
Net unrealized gain (loss) on derivative contracts and available-for-sale securities	(76)	33
Total other comprehensive income (loss), before tax	(156)	38
Income tax benefit (expense) related to items of other comprehensive income (loss), before tax	16	(8)
Other comprehensive income (loss), net of tax	(140)	30
Total comprehensive income (loss)	$(113)	$640

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	September 30, 2022	October 1, 2021
Cash flows from operating activities
Net income	$27	$610
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	216	250
Stock-based compensation	86	76
Deferred income taxes	(42)	27
Gain on disposal of assets	1	—
Amortization of debt issuance costs and discounts	3	10
Other non-cash operating activities, net	44	(12)
Changes in:
Accounts receivable, net	382	(188)
Inventories	(224)	73
Accounts payable	(125)	(41)
Accounts payable to related parties	(25)	(20)
Accrued expenses	(44)	(1)
Income taxes payable	117	(35)
Accrued compensation	(104)	(67)
Other assets and liabilities, net	(306)	(161)
Net cash provided by operating activities	6	521
Cash flows from investing activities
Purchases of property, plant and equipment	(320)	(245)
Notes receivable issuances to Flash Ventures	(84)	(165)
Notes receivable proceeds from Flash Ventures	183	113
Strategic investments and other, net	(3)	(15)
Net cash used in investing activities	(224)	(312)
Cash flows from financing activities
Issuance of stock under employee stock plans	—	2
Taxes paid on vested stock awards under employee stock plans	(50)	(78)
Repayment of debt	—	(213)
Repayments of revolving credit facility	(300)	—
Proceeds from revolving credit facility	300	—
Net cash used in financing activities	(50)	(289)
Effect of exchange rate changes on cash	(10)	—
Net decrease in cash and cash equivalents	(278)	(80)
Cash and cash equivalents, beginning of year	2,327	3,370
Cash and cash equivalents, end of period	$2,049	$3,290
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$134	$221
Cash paid for interest	$106	$99

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at July 1, 2022	315	$3	—	$—	$3,733	$(554)	$9,039	$12,221
Net income	—	—	—	—	—	—	27	27
Adoption of new accounting standards	—	—	—	—	(128)	—	91	(37)
Employee stock plans	3	—	—	—	(50)	—	—	(50)
Stock-based compensation	—	—	—	—	86	—	—	86
Foreign currency translation adjustment	—	—	—	—	—	(80)	—	(80)
Net unrealized loss on derivative contracts	—	—	—	—	—	(60)	—	(60)
Balance at September 30, 2022	318	$3	—	$—	$3,641	$(694)	$9,157	$12,107

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at July 2, 2021	312	$3	(4)	$(232)	$3,608	$(197)	$7,539	$10,721
Net income	—	—	—	—	—	—	610	610
Employee stock plans	—	—	3	207	(283)	—	—	(76)
Stock-based compensation	—	—	—	—	76	—	—	76
Actuarial pension gain	—	—	—	—	—	1	—	1
Foreign currency translation adjustment	—	—	—	—	—	4	—	4
Net unrealized gain on derivative contracts	—	—	—	—	—	25	—	25
Balance at October 1, 2021	312	$3	(1)	$(25)	$3,401	$(167)	$8,149	$11,361

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Organization and Basis of Presentation

Western Digital Corporation (“Western Digital” or the “Company”) is a leading developer, manufacturer, and provider of data storage devices and solutions based on both flash-based products (“Flash”) and hard disk drives (“HDD”) technologies. With dedicated Flash and HDD business units driving advancements in memory technologies, the Company creates and drives innovations needed to help customers capture, preserve, access, and transform an ever-increasing diversity of data.

The accounting policies followed by the Company are set forth in Part II, Item 8, Note 1, Organization and Basis of Presentation, of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10‑K for the year ended July 1, 2022. In the opinion of management, all adjustments necessary to fairly state the Condensed Consolidated Financial Statements have been made. All such adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in the Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10‑K for the year ended July 1, 2022. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

Fiscal Year

The Company’s fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every five to six years, the Company reports a 53-week fiscal year to align the fiscal year with the foregoing policy. Fiscal years 2023, which ends on June 30, 2023, and 2022, which ended on July 1, 2022, are each comprised of 52 weeks, with all quarters presented consisting of 13 weeks.

Segment Reporting

The Company manufactures, markets, and sells data storage devices and solutions in the U.S. and in foreign countries through its sales personnel, dealers, distributors, retailers, and subsidiaries. The Company manages and reports under two reportable segments: Flash and HDD.

The Company’s Chief Operating Decision Maker (“CODM”) evaluates performance of the Company and makes decisions regarding allocation of resources based on each operating segment’s net revenue and gross margin. Because of the integrated nature of the Company’s production and distribution activities, separate segment asset measures are not available or reviewed by the CODM to evaluate the performance of or to allocate resources to the segments.

Use of Estimates

Company management has made estimates and assumptions relating to the reporting of certain assets and liabilities in conformity with U.S. GAAP. These estimates and assumptions have been applied using methodologies that are consistent throughout the periods presented with consideration given to the potential impacts of current macroeconomic conditions. However, actual results could differ materially from these estimates.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2.    Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock and results in fewer instruments with embedded conversion features being separately recognized from the host contract as compared with prior standards. Those instruments that do not have a separately recognized embedded conversion feature will no longer recognize a debt issuance discount related to such a conversion feature and would recognize less interest expense on a periodic basis. Additionally, the ASU amends the calculation of the share dilution impact related to a conversion feature and eliminates the treasury method as an option. The Company adopted the new standard effective July 2, 2022, the first day of the year ending June 30, 2023, using the modified retrospective method. On the date of adoption, the Company recorded a reduction in Additional Paid-In Capital of $128 million, a reduction of unamortized debt discount of $48 million, a reduction of deferred income tax liabilities of $11 million, and an increase to retained earnings of $91 million for the after-tax impact of previously recognized amortization of the debt discount associated with the Company’s convertible senior notes.

In November 2021, the FASB issued ASU No. 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance” (“ASU 2021-10”). ASU 2021-10 increases the transparency of government assistance received by requiring most business entities to disclose information about government assistance received, including (1) the types of assistance, (2) the entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. This ASU is effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2021, which for the Company is the first quarter of 2023. The Company adopted this ASU on July 2, 2022, the first day of the year ending June 30, 2023, and the adoption did not have a material impact on its Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3.    Business Segments, Geographic Information, and Concentrations of Risk

The following table summarizes the operating performance of the Company’s reportable segments:

	Three Months Ended
	September 30, 2022	October 1, 2021
	(in millions, except percentages)
Net revenue:
Flash	$1,722	$2,490
HDD	2,014	2,561
Total net revenue	$3,736	$5,051
Gross profit:
Flash	$422	$921
HDD	574	792
Total gross profit for segments	996	1,713
Unallocated corporate items:
Stock-based compensation expense	(14)	(9)
Amortization of acquired intangible assets	(1)	(39)
Total unallocated corporate items	(15)	(48)
Consolidated gross profit	$981	$1,665
Gross margin:
Flash	24.5%	37.0%
HDD	28.5%	30.9%
Consolidated gross margin	26.3%	33.0%

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company’s disaggregated revenue information is as follows:

	Three Months Ended
	September 30, 2022	October 1, 2021
	(in millions)
Revenue by End Market
Cloud	$1,829	$2,225
Client	1,229	1,853
Consumer	678	973
Total Revenue	$3,736	$5,051

Revenue by Geography
Asia	$1,686	$2,675
Americas	1,423	1,614
Europe, Middle East and Africa	627	762
Total Revenue	$3,736	$5,051

The Company’s top 10 customers accounted for 52% of its net revenue for the three months ended September 30, 2022, and 43% of its net revenue for the three months ended October 1, 2021. For the three months ended September 30, 2022 and October 1, 2021, no single customer accounted for 10% or more of the Company’s net revenue.

Goodwill

The following table provides a summary of goodwill activity for the period:

	Flash	HDD	Total
	(in millions)
Balance at July 1, 2022	$5,718	$4,323	$10,041
Foreign currency translation adjustment	(2)	(2)	(4)
Balance at September 30, 2022	$5,716	$4,321	$10,037

Goodwill is not amortized. Instead, it is tested for impairment annually as of the beginning of the Company’s fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. The Company uses qualitative factors to determine whether goodwill is more-likely-than-not impaired and whether a quantitative test for impairment is considered necessary. If the Company concludes from the qualitative assessment that goodwill is more likely than not impaired, the Company is required to perform a quantitative approach to determine the amount of impairment

As of September 30, 2022, management identified several factors, including changes in macroeconomic conditions and a recent decline of the Company’s market stock price, that warranted a quantitative analysis of impairment for both the Flash and HDD reporting units as of that date. The fair value of each operating segment was based on a weighting of two valuation methodologies: an income approach and a market approach.

The income approach was based on the present value of the projected discounted cash flows (“DCF”) expected to be generated by the operating segment. Those projections required the use of significant estimates and assumptions specific to the reporting unit as well as those based on general economic conditions, which included, among other factors, revenue growth rates, gross margins, operating costs, capital expenditures, assumed tax rates and other assumptions deemed reasonable by management. The present value was based on applying a weighted average cost of capital (“WACC”) which considered long-term interest rates and cost of equity based on the Company’s risk profile.

The market approach was based on a guideline company method, which analyzed market multiples of revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) for a group of comparable public companies.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We reconciled the aggregated estimated fair value of both operating segments to the Company’s market capitalization, including consideration of a control premium representing the estimated amount a market participant would pay to obtain a controlling interest in the Company.

As of September 30, 2022, the fair value derived from those valuation methodologies exceeded the carrying value by 7% and 32% for Flash and HDD, respectively, and no impairment was recognized.

The Company is required to use judgment when applying the goodwill impairment test, including the assignment of assets and liabilities to reporting units, and determination of the fair value of each reporting unit. In addition, the estimates used to determine the fair value of reporting units may change based on future changes in the Company’s results of operations, macroeconomic conditions or other factors. Changes in these estimates could materially affect the Company’s assessment of the fair value and goodwill impairment. In addition, if negative macroeconomic conditions continue or worsen or the Company’s stock price decreases for a sustained period of time, goodwill could become impaired, which could result in an impairment charge and materially adversely affect the Company’s financial condition results of operations.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4.    Revenues

Contract assets represent the Company’s rights to consideration where performance obligations are completed but the customer payments are not due until another performance obligation is satisfied. The Company did not have any contract assets as of either September 30, 2022 or July 1, 2022. Contract liabilities relate to customers’ payments in advance of performance under the contract and primarily relate to remaining performance obligations under professional service and support and maintenance contracts. Contract liabilities as of September 30, 2022 and July 1, 2022 and changes in contract liabilities for the three months ended September 30, 2022 and October 1, 2021 were not material.

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

The Company applies the practical expedients and does not disclose transaction price allocated to the remaining performance obligations for (i) arrangements that have an original expected duration of one year or less, which mainly consist of the support and maintenance contracts, and (ii) variable consideration amounts for sale-based or usage-based royalties for intellectual property (“IP”) license arrangements, which typically range longer than one year. Remaining performance obligations are mainly attributed to right-to-access patent license arrangements, professional service arrangements and customer support and service contracts which will be recognized over the remaining contract period. The transaction price allocated to the remaining performance obligations as of September 30, 2022 was $26 million, which is mainly attributable to the functional IP license and professional service arrangements. The Company expects to recognize substantially all of this amount as revenue within the next twelve months.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5.    Supplemental Financial Statement Data

Accounts receivable, net

From time to time, in connection with factoring agreements, the Company sells trade accounts receivable without recourse to third party purchasers in exchange for cash. During the three months ended September 30, 2022, the Company sold trade accounts receivable aggregating $291 million. The Company did not sell any trade accounts receivable during the three months ended October 1, 2021. The discounts on the trade accounts receivable sold were not material and were recorded within Other income (expense), net in the Condensed Consolidated Statements of Operations. As of September 30, 2022 and July 1, 2022, the amount of factored receivables that remained outstanding was $291 million and $300 million, respectively.

Inventories

	September 30, 2022	July 1, 2022
	(in millions)
Inventories:
Raw materials and component parts	$1,809	$1,603
Work-in-process	1,130	1,162
Finished goods	923	873
Total inventories	$3,862	$3,638

Property, plant and equipment, net

	September 30, 2022	July 1, 2022
	(in millions)
Property, plant and equipment:
Land	$269	$269
Buildings and improvements	1,945	1,920
Machinery and equipment	8,734	8,642
Computer equipment and software	499	494
Furniture and fixtures	54	54
Construction-in-process	642	591
Property, plant and equipment, gross	12,143	11,970
Accumulated depreciation	(8,425)	(8,300)
Property, plant and equipment, net	$3,718	$3,670

Other Intangible assets

	September 30, 2022	July 1, 2022
	(in millions)
Other Intangible assets:
Finite-lived intangible assets	$5,715	$5,493
In-process research and development	80	80
Accumulated amortization	(5,621)	(5,360)
Other Intangible assets, net	$174	$213

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Product warranty liability

Changes in the warranty accrual were as follows:

	Three Months Ended
	September 30, 2022	October 1, 2021
	(in millions)
Warranty accrual, beginning of period	$345	$363
Charges to operations	32	40
Utilization	(34)	(23)
Changes in estimate related to pre-existing warranties	(3)	(10)
Warranty accrual, end of period	$340	$370

The current portion of the warranty accrual is classified in Accrued expenses and the long-term portion is classified in Other liabilities as noted below:

	September 30, 2022	July 1, 2022
	(in millions)
Warranty accrual:
Current portion (included in Accrued expenses)	$144	$162
Long-term portion (included in Other liabilities)	196	183
Total warranty accrual	$340	$345

Other liabilities

	September 30, 2022	July 1, 2022
	(in millions)
Other liabilities:
Non-current net tax payable	$460	$659
Non-current portion of unrecognized tax benefits	453	477
Other non-current liabilities	629	643
Total other liabilities	$1,542	$1,779

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accumulated other comprehensive loss

Accumulated other comprehensive loss (“AOCI”), net of tax refers to expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income. The following table illustrates the changes in the balances of each component of AOCI:

	Actuarial Pension Losses	Foreign Currency Translation Adjustment	Unrealized Losses on Derivative Contracts	Total Accumulated Comprehensive Loss
	(in millions)
Balance at July 1, 2022	$(11)	$(277)	$(266)	$(554)
Other comprehensive loss before reclassifications	—	(80)	(140)	(220)
Amounts reclassified from accumulated other comprehensive loss	—	—	64	64
Income tax benefit related to items of other comprehensive loss	—	—	16	16
Net current-period other comprehensive loss	—	(80)	(60)	(140)
Balance at September 30, 2022	$(11)	$(357)	$(326)	$(694)

During the three months ended September 30, 2022, the amounts reclassified out of AOCI were losses related to foreign exchange contracts and interest rate swap contracts. Losses reclassified out of AOCI related to foreign exchange contracts were $62 million for the three months ended September 30, 2022 that were substantially charged to Cost of revenue in the Condensed Consolidated Statements of Operations. Losses reclassified out of AOCI related to interest rate swap contracts were $2 million for the three months ended September 30, 2022 that were charged to Interest expense in the Condensed Consolidated Statements of Operations.

As of September 30, 2022, substantially all of existing net losses related to cash flow hedges recorded in AOCI are expected to be reclassified to earnings within the next twelve months. In addition, as of September 30, 2022, the Company did not have any foreign exchange forward contracts with credit-risk-related contingent features.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and July 1, 2022, and indicate the fair value hierarchy of the valuation techniques utilized to determine such values:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents - Money market funds	$322	$—	$—	$322
Foreign exchange contracts	—	48	—	48
Interest rate swap contracts	—	11	—	11
Total assets at fair value	$322	$59	$—	$381
Liabilities:
Foreign exchange contracts	$—	$329	$—	$329
Total liabilities at fair value	$—	$329	$—	$329

	July 1, 2022
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents - Money market funds	$266	$—	$—	$266
Foreign exchange contracts	—	61	—	61
Interest rate swap contracts	—	3	—	3
Total assets at fair value	$266	$64	$—	$330
Liabilities:
Foreign exchange contracts	$—	$316	$—	$316
Total liabilities at fair value	$—	$316	$—	$316

During the periods presented, the Company had no transfers of financial assets and liabilities between levels and there were no changes in valuation techniques or the inputs used in the fair value measurement.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Financial Instruments Not Carried at Fair Value

For financial instruments where the carrying value (which includes principal adjusted for any unamortized issuance costs, and discounts or premiums) differs from fair value (which is based on quoted market prices), the following table represents the related carrying value and fair value for each of the Company’s outstanding financial instruments. Each of the financial instruments presented below was categorized as Level 2 for all periods presented, based on the frequency of trading immediately prior to the end of the first quarter of 2023 and the fourth quarter of 2022, respectively.

	September 30, 2022		July 1, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
1.50% convertible notes due 2024	$1,097	$1,047	$1,048	$1,040
4.75% senior unsecured notes due 2026	2,291	2,134	2,291	2,205
Variable interest rate Term Loan A-2 maturing 2027	2,693	2,634	2,693	2,621
2.85% senior unsecured notes due 2029	495	389	495	412
3.10% senior unsecured notes due 2032	495	342	495	389
Total	$7,071	$6,546	$7,022	$6,667

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7.    Derivative Instruments and Hedging Activities

As of September 30, 2022, the Company had outstanding foreign exchange forward contracts that were designated as either cash flow hedges or non-designated hedges. Substantially all of the contract maturity dates of these foreign exchange forward contracts do not exceed 12 months. In addition, the Company had outstanding pay-fixed interest rate swaps that were designated as cash flow hedges of variable rate interest payments through February 2023, on a portion of its term loans.

Changes in fair values of the non-designated foreign exchange contracts are recognized in Other income (expense), net and are largely offset by corresponding changes in the fair values of the foreign currency denominated monetary assets and liabilities. For each of the three months ended September 30, 2022 and October 1, 2021, total net realized and unrealized transaction and foreign exchange contract currency gains and losses were not material to the Company’s Condensed Consolidated Financial Statements.

Unrealized gains or losses on designated cash flow hedges are recognized in AOCI. For more information regarding cash flow hedges, see Part I, Item 1, Note 5, Supplemental Financial Statement Data - Accumulated other comprehensive loss, of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Netting Arrangements

Under certain provisions and conditions within agreements with counterparties to the Company’s foreign exchange forward contracts, subject to applicable requirements, the Company has the right of offset associated with the Company’s foreign exchange forward contracts and is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. As of September 30, 2022 and July 1, 2022, the effect of rights of offset was not material and the Company did not offset or net the fair value amounts of derivative instruments in its Condensed Consolidated Balance Sheets.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8.    Debt

Debt consisted of the following:

	September 30, 2022	July 1, 2022
	(in millions)
1.50% convertible notes due 2024	$1,100	$1,100
4.75% senior unsecured notes due 2026	2,300	2,300
Variable interest rate Term Loan A-2 maturing 2027	2,700	2,700
2.85% senior unsecured notes due 2029	500	500
3.10% senior unsecured notes due 2032	500	500
Total debt	7,100	7,100
Issuance costs and debt discounts	(29)	(78)
Long-term debt	$7,071	$7,022

During the three months ended September 30, 2022, the Company drew and repaid $300 million principal amount under its $2.25 billion revolving credit facility maturing in January 2027 (the “2027 Revolving Credit Facility”). The terms of the credit agreement governing the 2027 Revolving Credit Facility and Term Loan A-2 requires the Company to comply with a leverage ratio financial covenant. As of September 30, 2022, the Company was in compliance with this financial covenant.

As described in Note 2, Recent Accounting Pronouncements the Company adopted ASU 2020-06 effective July 2, 2022, using a modified retrospective method, which resulted in the elimination of the originally recorded debt discount associated with the conversion feature on its 1.50% convertible notes due 2024.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

Obligations and Funded Status

The following table presents the unfunded status of the benefit obligations for the Pension Plans:

	September 30, 2022	July 1, 2022
	(in millions)
Benefit obligation at end of period	$275	$294
Fair value of plan assets at end of period	177	189
Unfunded status	$98	$105

The following table presents the unfunded amounts related to the Pension Plans as recognized on the Company’s Condensed Consolidated Balance Sheets:

	September 30, 2022	July 1, 2022
	(in millions)
Current liabilities	$1	$1
Non-current liabilities	97	104
Net amount recognized	$98	$105

Net periodic benefit costs were not material for the three months ended September 30, 2022.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10.    Related Parties and Related Commitments and Contingencies

Flash Ventures

The Company’s business ventures with Kioxia Corporation (“Kioxia”) consist of three separate legal entities: Flash Partners Ltd. (“Flash Partners”), Flash Alliance Ltd. (“Flash Alliance”), and Flash Forward Ltd. (“Flash Forward”), collectively referred to as “Flash Ventures”.

The following table presents the notes receivable from, and equity investments in, Flash Ventures:

	September 30, 2022	July 1, 2022
	(in millions)
Notes receivable, Flash Partners	$6	$27
Notes receivable, Flash Alliance	62	55
Notes receivable, Flash Forward	658	793
Investment in Flash Partners	158	166
Investment in Flash Alliance	229	243
Investment in Flash Forward	106	112
Total notes receivable and investments in Flash Ventures	$1,219	$1,396

During the three months ended September 30, 2022 and October 1, 2021, the Company made net payments to Flash Ventures of $1.0 billion, and $1.2 billion, respectively, for purchased flash-based memory wafers and net loans.

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

As of September 30, 2022 and July 1, 2022, the Company had account payable balances due to Flash Ventures of $295 million and $320 million, respectively.

The Company’s maximum reasonably estimable loss exposure (excluding lost profits) as a result of its involvement with Flash Ventures, based upon the Japanese yen to U.S. dollar exchange rate at September 30, 2022, is presented below. Investments in Flash Ventures are denominated in Japanese yen, and the maximum estimable loss exposure excludes any cumulative translation adjustment due to revaluation from the Japanese yen to the U.S. dollar.

September 30, 2022
(in millions)
Notes receivable	$726
Equity investments	493
Operating lease guarantees	1,684
Inventory and prepayments	1,022
Maximum estimable loss exposure	$3,925

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

In January 2022, the Company entered into additional agreements regarding Flash Ventures’ investment in a new wafer fabrication facility currently under construction in Yokkaichi, Japan, referred to as “Y7”. The primary purpose of Y7 is to provide clean room space to continue the transition of existing flash-based wafer capacity to newer flash technology nodes. The Company is committed to pay, among other items, future building depreciation prepayments aggregating approximately $203 million as follows: $182 million for the remaining nine months of 2023 and $21 million in 2024, to be credited against future wafer charges.

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

The following table presents the Company’s portion of the remaining guarantee obligations under the Flash Ventures’ lease facilities in both Japanese yen and U.S. dollar-equivalent, based upon the Japanese yen to U.S. dollar exchange rate as of September 30, 2022.

	Lease Amounts
	(Japanese yen, in billions)	(U.S. dollar, in millions)
Total guarantee obligations	¥243	$1,684

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the end of the term of the Flash Ventures lease agreements, in annual installments as of September 30, 2022 in U.S. dollars, based upon the Japanese yen to U.S. dollar exchange rate as of September 30, 2022:

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
	(in millions)
Remaining nine months of 2023	$371	$50	$421
2024	376	90	466
2025	203	82	285
2026	199	124	323
2027	53	106	159
2028 and thereafter	3	27	30
Total guarantee obligations	$1,205	$479	$1,684

The Company and Kioxia have agreed to mutually contribute to, and indemnify each other and Flash Ventures for, environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances. The Company has not made any indemnification payments, nor recorded any indemnification receivables, under any such agreements. As of September 30, 2022, no amounts have been accrued in the Condensed Consolidated Financial Statements with respect to these indemnification agreements.

Unis Venture

The Company has a joint venture with Unisplendour Corporation Limited and Unissoft (Wuxi) Group Co. Ltd. (“Unis”), referred to as the “Unis Venture”, to market and sell the Company’s products in China and to develop data storage systems for the Chinese market in the future. The Unis Venture is 49% owned by the Company and 51% owned by Unis. The Company accounts for its investment in the Unis Venture under the equity method of accounting. Revenue on products distributed by the Unis Venture is recognized upon sell through to third-party customers. For the three months ended September 30, 2022, the Company recognized approximately 3% of its consolidated revenue on products distributed by the Unis Venture. For the three months ended October 1, 2021, the Company recognized approximately 5% of its consolidated revenue on products distributed by the Unis Venture. The outstanding accounts receivable due from the Unis Venture were 6% and 5% of Accounts receivable, net for September 30, 2022 and July 1, 2022, respectively.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 11.    Leases and Other Commitments

Leases

The Company leases certain domestic and international facilities and data center space under long-term, non-cancelable operating leases that expire at various dates through 2034. These leases include no material variable or contingent lease payments. Operating lease assets and liabilities are recognized based on the present value of the remaining lease payments discounted using the Company’s incremental borrowing rate. Operating lease assets also include prepaid lease payments minus any lease incentives. Extension or termination options present in the Company’s lease agreements are included in determining the right-of-use asset and lease liability when it is reasonably certain the Company will exercise those options. Lease expense is recognized on a straight-line basis over the lease term. The following table summarizes supplemental balance sheet information related to operating leases as of September 30, 2022:

Lease Amounts
($ in millions)
Minimum lease payments by year:
Remaining nine months of 2023	$36
2024	46
2025	44
2026	44
2027	39
Thereafter	147
Total future minimum lease payments	356
Less: Imputed interest	51
Present value of lease liabilities	305
Less: Current portion (included in Accrued expenses)	40
Long-term operating lease liabilities (included in Other liabilities )	$265

Operating lease right-of-use assets (included in Other non-current assets)	$288

Weighted average remaining lease term in years	8.2
Weighted average discount rate	3.4%

The following table summarizes supplemental disclosures of operating cost and cash flow information related to operating leases:

	Three Months Ended
	September 30, 2022	October 1, 2021
	(in millions)
Cost of operating leases	$14	$13
Cash paid for operating leases	14	12
Operating lease assets obtained in exchange for operating lease liabilities	4	112

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Purchase Agreements and Other Commitments

In the normal course of business, the Company enters into purchase orders with suppliers for the purchase of components used to manufacture its products. These purchase orders generally cover forecasted component supplies needed for production during the next quarter, are recorded as a liability upon receipt of the components, and generally may be changed or canceled at any time prior to shipment of the components. The Company also enters into long-term agreements with suppliers that contain fixed future commitments, which are contingent on certain conditions such as performance, quality and technology of the vendor’s components. As of September 30, 2022, the Company had the following minimum long-term commitments:

Long-Term Commitments
(in millions)
Year:
Remaining nine months of 2023	$385
2024	325
2025	180
2026	53
2027	46
Thereafter	150
Total	$1,139

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

	Three Months Ended
	September 30, 2022	October 1, 2021
	(in millions)
RSUs and PSUs	$75	$67
ESPP	11	9
Total	$86	$76

	Three Months Ended
	September 30, 2022	October 1, 2021
	(in millions)
Cost of revenue	$14	$9
Research and development	39	40
Selling, general and administrative	33	27
Subtotal	86	76
Tax benefit	(13)	(15)
Total	$73	$61

Windfall tax benefits and tax deficiencies for shortfalls related to the vesting and exercise of stock-based awards, which are recognized as a component of the Company’s Income tax expense, were not material for the periods presented.

Compensation cost related to unvested RSUs, PSUs, and rights to purchase shares of common stock under the ESPP will generally be amortized on a straight-line basis over the remaining average service period. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of September 30, 2022:

	Unamortized Compensation Costs	Weighted Average Service Period
	(in millions)	(years)
RSUs and PSUs (1)	$655	2.6
ESPP	51	1.0
Total unamortized compensation cost	$706

(1)    Weighted average service period assumes the performance metrics are met for the PSUs.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Plan Activities

Stock Options

The following table summarizes stock option activity under the Company’s incentive plans. All outstanding options were exercisable at September 30, 2022:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life
	(in millions)		(in years)
Options outstanding at July 1, 2022	0.9	$66.76	0.54
Canceled or expired	(0.5)	84.39
Options outstanding at September 30, 2022	0.4	$45.08	0.81

RSUs and PSUs

The following table summarizes RSU and PSU activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value at Vest Date
	(in millions)		(in millions)
RSUs and PSUs outstanding at July 1, 2022	15.4	52.89
Granted	4.5	43.79
Vested	(4.3)	53.28	$186
Forfeited	(0.6)	62.12
RSUs and PSUs outstanding at September 30, 2022	15.0	49.71

RSUs and PSUs are generally settled in an equal number of shares of the Company’s common stock at the time of vesting of the units.

Stock Repurchase Program

The Company’s Board of Directors has authorized a stock repurchase program for the repurchase of up to $5.0 billion of the Company’s common stock, which authorization is effective through July 25, 2023. The Company did not make any stock repurchases during the three months ended September 30, 2022 and has not repurchased any shares of its common stock pursuant to its stock repurchase program since the first quarter of fiscal 2019. Although the Company will reevaluate the repurchasing of common stock when appropriate, there can be no assurance if, when or at what level the Company may resume such activity. The remaining amount available to be repurchased under the Company’s current stock repurchase program as of September 30, 2022 was $4.5 billion. Repurchases under the stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which contained significant law changes related to tax, climate, energy, and health care. The tax measures include, among other things, a corporate alternative minimum tax of 15% on corporations with three-year average annual adjusted financial statement income exceeding $1 billion. The corporate alternative minimum tax will not be effective for the Company until fiscal year 2024 and the Company is currently evaluating the potential effects of these legislative changes.

The following table presents the Company’s Income tax expense and the effective tax rate:

	Three Months Ended
	September 30, 2022	October 1, 2021
	($ in millions)
Income before taxes	$84	$704
Income tax expense	57	94
Effective tax rate	68%	13%

Beginning in fiscal year 2023, the 2017 Act requires the Company to capitalize and amortize research and development expenses rather than expensing them in the year incurred. The tax effects related to the capitalization of research and development expenses are included in the effective tax rate for the three months ended September 30, 2022. This impact, together with the relative mix of earnings and losses by jurisdiction, the deduction for foreign derived intangible income, credits, and tax holidays in Malaysia, the Philippines and Thailand that will expire at various dates during fiscal years 2024 through 2031 are the primary drivers of the difference between the effective tax rate for the three months ended September 30, 2022 and the U.S. Federal statutory rate of 21%.

The primary drivers of the difference between the effective tax rate for the three months ended October 1, 2021 and the U.S. Federal statutory rate of 21% are the relative mix of earnings and losses by jurisdiction, the deduction for foreign derived intangible income, credits, and tax holidays in Malaysia, the Philippines and Thailand. In addition, the effective tax rate for the three months ended October 1, 2021 included the discrete effect of an increase to unrecognized tax benefits of $16 million as a result of ongoing discussions with various taxing authorities.

Uncertain Tax Positions

With the exception of certain unrecognized tax benefits that are directly associated with the tax position taken, unrecognized tax benefits are presented gross in the Condensed Consolidated Balance Sheets.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits excluding accrued interest and penalties for the three months ended September 30, 2022 (in millions):

Accrual balance at July 1, 2022	$1,047
Gross increases related to current year tax positions	2
Gross decreases related to prior year tax positions	(18)
Settlements	(2)
Lapse of statute of limitations	(3)
Accrual balance at September 30, 2022	$1,026

As of September 30, 2022, the liability for unrecognized tax benefits (excluding accrued interest and penalties) was $1.03 billion. Interest and penalties related to unrecognized tax benefits are recognized in liabilities recorded for uncertain tax positions and are recorded in the provision for income taxes. Accrued interest and penalties included in the Company’s liability related to unrecognized tax benefits as of September 30, 2022 was $264 million. Of these amounts, approximately $1.15 billion could result in potential cash payments.

As previously disclosed, the IRS issued statutory notices of deficiency and notices of proposed adjustments with respect to transfer pricing with the Company’s foreign subsidiaries and intercompany payable balances for years 2008 through 2015. In September 2018 and March 2019, the Company filed petitions with the U.S. Tax Court covering years 2008 through 2012, for which it had received statutory notices of deficiency, while years 2013 through 2015 remain in the jurisdiction of the IRS’s Examination function. The IRS has filed various Amendments to Answer with the U.S. Tax Court which, together with the notices of proposed adjustments, would result in additional federal income tax liabilities totaling approximately $1.6 billion and penalties totaling $449 million with respect to years 2008 through 2015. In May 2022, the Company and the IRS tentatively reached a settlement for resolving the statutory notices of deficiency and notices of proposed adjustments with respect to years 2008 through 2015 subject to the parties entering into final stipulations and a closing agreement. Based on the tentative settlement for resolution, the Company expects to pay tax and interest totaling approximately $600 million to $700 million, which the Company expects to be partially offset by future reductions to its mandatory deemed repatriation tax obligations and tax savings from interest deductions aggregating to approximately $100 million to $150 million. While the Company continues to work with the IRS to come to a final agreement on the federal tax and interest calculations, the Company is uncertain as to when a final agreement will be reached and the exact timing of when any payments will be made. However, the Company believes it is reasonably likely that these payments may be made within the next twelve months and have classified that portion of these unrecognized tax benefits, including interest in Income taxes payable on its Condensed Consolidated Balance Sheets as of September 30, 2022. This classification and amount may be subject to change in the next twelve months depending on when the Company is able to reach a final agreement with the IRS.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 14.    Net Income Per Common Share

The following table presents the computation of basic and diluted income per common share:

	Three Months Ended
	September 30, 2022	October 1, 2021
	(in millions, except per share data)
Net income	$27	$610
Weighted average shares outstanding:
Basic	316	310
Employee stock options, RSUs, PSUs, and ESPP	3	6
Diluted	319	316
Income per common share
Basic	$0.09	$1.97
Diluted	$0.08	$1.93
Anti-dilutive potential common shares excluded	8	1

The Company computes basic income per common share using Net income and the weighted average number of common shares outstanding during the period. Diluted income per common share is computed using Net income and the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include dilutive outstanding employee stock options, RSUs and PSUs, and rights to purchase shares of common stock under the Company’s ESPP. For the three months ended September 30, 2022 and October 1, 2021, the Company excluded common shares subject to outstanding equity awards from the calculation of diluted shares because their impact would have been anti-dilutive based on the Company’s average stock price during the period.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 15.    Employee Termination, Asset Impairment, and Other Charges

Business Realignment

The Company periodically incurs charges as part of the integration process of recent acquisitions and to realign its operations with anticipated market demand, primarily consisting of organization rationalization designed to streamline its business, reduce its cost structure and focus its resources. The Company recorded the following charges related to these actions:

	Three Months Ended
	September 30, 2022	October 1, 2021
	(in millions)
Employee termination benefits	$24	$15
Asset impairments and losses on disposal of assets	—	3
Total employee termination, asset impairment, and other charges	$24	$18

The following table presents an analysis of the components of these activities against the reserve during the three months ended September 30, 2022:

Employee Termination Benefits
(in millions)
Accrual balance at July 1, 2022	$17
Charges	24
Cash payments	(28)
Accrual balance at September 30, 2022	$13

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws, and should be read in conjunction with the disclosures we make concerning risks and other factors that may affect our business and operating results. You should read this information in conjunction with the unaudited Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited Consolidated Financial Statements and notes thereto included in Part II, Item 8 of our Annual Report on Form 10‑K for the fiscal year ended July 1, 2022. See also “Forward-Looking Statements” immediately prior to Part I, Item 1 in this Quarterly Report on Form 10-Q.

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

Our fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every five to six years, we report a 53-week fiscal year to align the fiscal year with the foregoing policy. Fiscal years 2023, which ends on June 30, 2023, and 2022, which ended on July 1, 2022, are each comprised of 52 weeks, with all quarters presented consisting of 13 weeks.

Key Developments

Strategic Alternatives

In June 2022, we announced that we are reviewing potential strategic alternatives aimed at further optimizing long-term value for stockholders. The Executive Committee of our Board of Directors is overseeing the assessment process and evaluating a range of alternatives, including options for separating our Flash and HDD business units. In conjunction with that review process, we announced that we had entered into a letter agreement with Elliott Investment Management L.P., which had disclosed in May 2022 a $1 billion investment in our Company and called for a full strategic review of our business. As of September 30, 2022, we are still actively working with financial advisors and our legal counsel in this strategic review process.

Tax Resolution

As previously disclosed, we have received statutory notices of deficiency and notices of proposed adjustments from the Internal Revenue Service (“IRS”) with respect to 2008 through 2015. During 2022, new information became available which required us to re-measure our unrecognized tax benefits for this IRS matter. Additionally, during 2022, we and the IRS tentatively reached a settlement for resolving this matter. Additional information is provided in our discussion of Income tax expense in our results of operations below, as well as in Part I, Item 1, Note 13, Income Tax Expense, of the Notes to the Condensed Consolidated Financial Statements, and in the “Short- and Long-Term Liquidity-Unrecognized Tax Benefits” section below.

Operational and COVID-19 Pandemic Update

Macroeconomic factors such as inflation, higher interest rates and recession concerns have softened demand for our products, with certain customers reducing purchases as they adjust their production levels and right-size their inventories. As a result, we and our industry are experiencing a supply-demand imbalance, which has negatively impacted pricing, particularly in Flash and is expected to result in reduced shipments and increased absorption charges in HDD in future quarters. However, we believe digital transformation will continue to drive long-term growth for data storage across all three of our end markets.

We believe we have made significant progress in strengthening our product portfolio to meet our customers’ growing and evolving storage needs. Our BiCS5 based products continue to play a significant role in driving top line results across our end markets. Additionally, hard drive products utilizing OptiNAND and shingled magnetic recording (“SMR”) technologies have commenced commercial shipments and our latest 26-terabyte SMR drives are undergoing qualifications at multiple cloud and OEM customers. We continued commercial shipment of consumer flash devices based on our next generation 3D-flash technology, but are pushing out our BiCS6 transition as compared to prior targets to reduce our capital expenditures for 2023 in light of market conditions. We are also aware of the ongoing trends in the HDD Client market as PCs shift from using HDD to Flash technology and as a result, we have and are still undergoing actions to restructure our HDD manufacturing footprint to reflect this market dynamic, including a sharp reduction in our client hard drive production capacity of approximately 40%.

The COVID-19 environment remains dynamic with outbreaks in various geographies. The responses to COVID-19 taken by ourselves and others in the supply chain have contributed to increases in the costs of their services which in turn impacted our operations, but these costs have now been normalized in our operating results.

We will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. See “Adverse global or regional conditions could harm our business,” “The COVID-19 pandemic could negatively affect our business” and “We are dependent on a limited number of qualified suppliers who provide critical services, materials or components, and a disruption in our supply chain could negatively affect our business” in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended July 1, 2022 for more information regarding the risks we face as a result of macroeconomic conditions, the COVID-19 pandemic and supply chain disruptions.

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

Results of Operations

First Quarter Overview

The following table sets forth, for the periods presented, selected summary information from our Condensed Consolidated Statements of Operations by dollars and percentage of net revenue(1):

	Three Months Ended
	September 30, 2022		October 1, 2021		$ Change	% Change
	($ in millions)
Revenue, net	$3,736	100.0%	$5,051	100.0%	$(1,315)	(26)%
Cost of revenue	2,755	73.7	3,386	67.0	(631)	(19)
Gross profit	981	26.3	1,665	33.0	(684)	(41)
Operating expenses:
Research and development	552	14.8	578	11.4	(26)	(4)
Selling, general and administrative	247	6.6	291	5.8	(44)	(15)
Employee termination, asset impairment, and other charges	24	0.6	18	0.4	6	33
Total operating expenses	823	22.0	887	17.6	(64)	(7)
Operating income	158	4.2	778	15.4	(620)	(80)
Interest and other income (expense):
Interest income	2	0.1	2	—	—	—
Interest expense	(70)	(1.9)	(78)	(1.5)	8	(10)
Other income (expense), net	(6)	(0.2)	2	—	(8)	(400)
Total interest and other expense, net	(74)	(2.0)	(74)	(1.5)	—	—
Income before taxes	84	2.2	704	13.9	(620)	(88)
Income tax expense	57	1.5	94	1.9	(37)	(39)
Net income	$27	0.7%	$610	12.1%	$(583)	(96)%

(1)    Percentages may not total due to rounding.

The following table sets forth, for the periods presented, a summary of our segment information:

	Three Months Ended
	September 30, 2022	October 1, 2021
	($ in millions)
Net revenue:
Flash	$1,722	$2,490
HDD	2,014	2,561
Total net revenue	$3,736	$5,051
Gross profit:
Flash	$422	$921
HDD	574	792
Unallocated corporate items:
Stock-based compensation expense	(14)	(9)
Amortization of acquired intangible assets	(1)	(39)
Total unallocated corporate items	(15)	(48)
Consolidated gross profit	$981	$1,665
Gross margin:
Flash	24.5%	37.0%
HDD	28.5%	30.9%
Consolidated gross margin	26.3%	33.0%

The following table sets forth for the periods presented, summary information regarding our disaggregated revenue:

	Three Months Ended
	September 30, 2022	October 1, 2021
	(in millions)
Revenue by End Market
Cloud	$1,829	$2,225
Client	1,229	1,853
Consumer	678	973
Total Revenue	$3,736	$5,051

Revenue by Geography
Asia	$1,686	$2,675
Americas	1,423	1,614
Europe, Middle East and Africa	627	762
Total Revenue	$3,736	$5,051

Net Revenue

Comparison of Three Months Ended September 30, 2022 to Three Months Ended October 1, 2021

The decrease in consolidated net revenue for the three months ended September 30, 2022 from the comparable period in the prior year reflects decreases in exabytes shipments of Flash and HDD sold as certain customers reduced purchases as they adjusted their production levels and right-sized their inventories. Revenue also declined as a result of lower average selling prices. These items are further discussed below in our discussion by segment.

Flash revenue decreased 31% for the three months ended September 30, 2022 from the comparable period in the prior year, primarily driven by a 26% decline in the average selling price with the remainder driven by a decrease in exabytes sold. The decline in average selling price was primarily due to pricing pressure caused by macroeconomic headwinds and a supply-demand imbalance in the current period. The decrease in exabytes sold reflected customers reducing purchases as they adjusted their production levels and right-sized their inventories.

HDD revenue decreased 21% for the three months ended September 30, 2022 from the comparable period in the prior year, primarily driven by a 12% decrease in exabytes sold with the remainder driven by a decline in the average selling price. The decline in exabytes sold was spread evenly across customers in our cloud, client, and consumer end markets due to the macroeconomic pressures noted earlier and our end customers right-sizing their inventories. The decline in the average selling price largely reflected the shift in mix to higher capacity drives.

The decrease in Cloud revenue for the three months ended September 30, 2022 from the comparable period in the prior year reflected declines in both Flash and HDD capacity enterprise drives as customers reduced purchases to right-size their inventories. In Client, the decrease in revenue for the three months ended September 30, 2022 from the comparable period in the prior year resulted primarily from a decline in Flash revenue as a result of lower pricing, while a reduction in purchases by PC OEMs to adjust their inventories to current production levels also contributed to the revenue decline. In Consumer, the decrease in revenue for the three months ended September 30, 2022 from the comparable period in the prior year reflected lower Flash pricing and lower retail HDD shipments.

The changes in net revenue by geography for the three months ended September 30, 2022 from the comparable period in the prior year reflected a larger decline in Asia from lower Client revenue from OEMs in this region as well as routine variations in the mix of business.

Our top 10 customers accounted for 52% of our net revenue for the three months ended September 30, 2022, compared to 43% of our net revenue for the three months ended October 1, 2021. For each of the three months ended September 30, 2022 and October 1, 2021, no single customer accounted for 10% or more of our net revenue.

Consistent with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. These programs represented 19% of gross revenue for the three months ended September 30, 2022, and 18% of gross revenue for the three months ended October 1, 2021. The amounts attributed to our sales incentive and marketing programs generally vary according to several factors including industry conditions, list pricing strategies, seasonal demand, competitor actions, channel mix and overall availability of products. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue.

Gross Profit and Gross Margin

Consolidated gross profit decreased by $684 million for the three months ended September 30, 2022 from the comparable period in the prior year, which reflects the decrease in revenue in both Flash and HDD. Consolidated gross margin decreased 6.7 percentage points for the three months ended September 30, 2022 from the comparable period in the prior year, which primarily reflects lower average price per gigabyte in Flash and HDD, partially offset by cost reductions as mix shifted to higher capacity drives. Flash and HDD gross margin decreased by 12.5 and 2.4 percentage points year over year, respectively, each reflecting the lower average price per gigabyte, partially offset by cost reductions as mix shifted to higher capacity drives.

Operating Expenses

Research and development (“R&D”) expense decreased $26 million for the three months ended September 30, 2022 from the comparable period in the prior year. The decrease was primarily due to a reduction in variable compensation expenses.

Selling, general and administrative (“SG&A”) expense decreased $44 million for the three months ended September 30, 2022 from the comparable period in the prior year. The decline was primarily driven by a reduction in expenses related to outside services, compensation and benefits, and material use as we took actions to reduce expenses in the current environment.

Employee termination, asset impairment and other charges of $24 million for the three months ended September 30, 2022 reflects restructuring actions initiated in the current year to adjust our cost structure to align with the current demand environment. For information regarding Employee termination, asset impairment and other charges, see Part I, Item 1, Note 15, Employee Termination, Asset Impairment, and Other Charges of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Interest and Other Income (Expense)

Total interest and other expense, net for the three months ended September 30, 2022 was flat compared to the prior year due to lower interest expense primarily resulting from the pay-down of principal on our debt, offset by higher losses on foreign currency transactions.

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which contained significant law changes related to tax, climate, energy, and health care. The tax measures include, among other things, a corporate alternative minimum tax of 15% on corporations with three-year average annual adjusted financial statement income exceeding $1 billion. The corporate alternative minimum tax will not be effective for us until fiscal year 2024. We are currently evaluating the potential effects of these legislative changes.

The following table sets forth income tax information from our Condensed Consolidated Statements of Operations by dollar and effective tax rate:

	Three Months Ended
	September 30, 2022	October 1, 2021
	($ in millions)
Income before taxes	$84	$704
Income tax expense	57	94
Effective tax rate	68%	13%

Beginning in fiscal year 2023, the 2017 Act requires us to capitalize and amortize research and development expenses rather than expensing them in the year incurred. The tax effects related to the capitalization of research and development expenses are included in the effective tax rate for the three months ended September 30, 2022. This impact, together with the relative mix of earnings and losses by jurisdiction, the deduction for foreign derived intangible income, credits, and tax holidays in Malaysia, the Philippines and Thailand that will expire at various dates during fiscal years 2024 through 2031 are the primary drivers of the difference between the effective tax rate for the three months ended September 30, 2022 and the U.S. Federal statutory rate of 21%.

The primary drivers of the difference between the effective tax rate for the three months ended October 1, 2021 and the U.S. Federal statutory rate of 21% are the relative mix of earnings and losses by jurisdiction, the deduction for foreign derived intangible income, credits, and tax holidays in Malaysia, the Philippines and Thailand. In addition, the effective tax rate for the three months ended October 1, 2021 included the discrete effect of an increase to unrecognized tax benefits of $16 million as a result of ongoing discussions with various taxing authorities.

Our future effective tax rate is subject to future regulatory developments and changes in the mix of our U.S. earnings compared to foreign earnings. The 2017 Act requires us to capitalize and amortize research and development expenses rather than expensing them in the year incurred, which, as described above, increased our effective tax rate for the three months ended September 30, 2022 and is expected to materially increase our effective tax rate and taxes paid, if not repealed or otherwise modified. In addition, our total tax expense in future years may also vary as a result of discrete items such as excess tax benefits or deficiencies.

For additional information regarding Income tax expense, see Part I, Item 1, Note 13, Income Tax Expense, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

The following table summarizes our statements of cash flows:

	Three Months Ended
	September 30, 2022	October 1, 2021
	(in millions)
Net cash provided by (used in):
Operating activities	$6	$521
Investing activities	(224)	(312)
Financing activities	(50)	(289)
Effect of exchange rate changes on cash	(10)	—
Net decrease in cash and cash equivalents	$(278)	$(80)

We and the IRS tentatively reached a basis for resolving the statutory notices of deficiency and notices of proposed adjustments with respect to fiscal years 2008 through 2015. We expect to pay tax and interest totaling approximately $600 million to $700 million, which we expect to be partially offset by future reductions to our mandatory deemed repatriation tax obligations and tax savings from interest deductions aggregating to approximately $100 to $150 million. See Part I, Item 1, Note 13, Income Tax Expense, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further details.

We have an existing shelf registration statement (the “Shelf Registration Statement”) filed with the Securities and Exchange Commission that expires in August 2024, which allows us to offer and sell shares of common stock, preferred stock, warrants, and debt securities. We may use the Shelf Registration Statement or other capital sources, including other offerings of equity or debt securities or the credit markets, to satisfy future financing needs, including planned or unanticipated capital expenditures, investments, debt repayments or other expenses. Any such additional financing will be subject to market conditions and may not be available on terms acceptable to us or at all.

We believe our cash, cash equivalents and cash generated from operations as well as our available credit facilities will be sufficient to satisfy our IRS obligation and meet our working capital, debt and capital expenditure needs for at least the next twelve months. We believe we can also access the various debt capital markets to further to supplement our liquidity position. Our ability to sustain our working capital position is subject to a number of risks that we discuss in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended July 1, 2022.

During 2023, we expect expenditures for property, plant and equipment for our company plus our portion of the capital expenditures by our Flash Ventures joint venture with Kioxia for its operations to aggregate to $2.7 billion. After consideration of the Flash Ventures’ lease financing of its capital expenditures and net operating cash flow, we expect net cash used for our purchases of property, plant and equipment and net activity in notes receivable relating to Flash Ventures to be a cash outflow of approximately $1.3 billion during 2023. The total expected cash to be used could vary depending on the timing and completion of various capital projects and the availability, timing and terms of related financing.

A total of $1.53 billion and $2.41 billion of our Cash and cash equivalents was held by our foreign subsidiaries as of September 30, 2022 and October 1, 2021, respectively. There are no material tax consequences that were not previously accrued for on the repatriation of this cash.

Our cash equivalents are primarily invested in money market funds that invest in U.S. Treasury securities and U.S. Government agency securities. In addition, from time to time, we also invest directly in certificates of deposit, asset backed securities and corporate and municipal notes and bonds.

Operating Activities

Cash flow from operating activities primarily consists of net income, adjusted for non-cash charges, plus or minus changes in operating assets and liabilities. This represents our principal source of cash. Net cash used for changes in operating assets and liabilities was $329 million for the three months ended September 30, 2022, as compared to $440 million for the three months ended October 1, 2021. Changes in our operating assets and liabilities are largely affected by our working capital requirements, which are dependent on the effective management of our cash conversion cycle as well as timing of payments for taxes. Our cash conversion cycle measures how quickly we can convert our products into cash through sales. The cash conversion cycles were as follows (in days):

	Three Months Ended
	September 30, 2022	October 1, 2021
Days sales outstanding	59	44
Days in inventory	128	95
Days payables outstanding	(65)	(61)
Cash conversion cycle	122	78

Changes in days sales outstanding (“DSO”) are generally due to the timing of shipments. Changes in days in inventory (“DIO”) are generally related to the timing of inventory builds, including staging of inventory to meet expected future demand. Changes in days payables outstanding (“DPO”) are generally related to production volume and the timing of purchases during the period. From time to time, we modify the timing of payments to our vendors. We make modifications primarily to manage our vendor relationships and to manage our cash flows, including our cash balances. Generally, we make the payment term modifications through negotiations with our vendors or by granting to, or receiving from, our vendors’ payment term accommodations.

For the three months ended September 30, 2022, DSO increased by 15 days from the comparable period in the prior year, primarily reflecting the timing of shipments and customer collections. DIO increased by 33 days from the comparable period in the prior year primarily reflecting a decline in products shipped. DPO increased by 4 days from the comparable period in the prior year primarily due to routine variations in the timing of purchases and payments during the period. We have seen no significant deterioration in our receivables as a result of COVID-19 or other market conditions.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2022 primarily consisted of $320 million in capital expenditures partially offset by a $99 million net decrease in notes receivable issuances to Flash Ventures. Net cash used in investing activities for the three months ended October 1, 2021 primarily consisted of $245 million in capital expenditures, partially offset by a $52 million net increase in notes receivable issuances to Flash Ventures.-

Financing Activities

During the three months ended September 30, 2022, cash flows from financing activities primarily consisted of $50 million used for taxes paid on vested stock awards under employee stock plans, while we drew and repaid $300 million under our revolving credit facility within the period. Net cash used in financing activities for the three months ended October 1, 2021 primarily consisted of $213 million for the repayment of our debt, which included a $150 million voluntary prepayment on our Term Loan B-4, and $78 million for taxes paid on vested stock awards under employee stock plans.

Off-Balance Sheet Arrangements

Other than the commitments related to Flash Ventures incurred in the normal course of business and certain indemnification provisions (see “Short and Long-term Liquidity-Purchase Obligations and Other Commitments” below), we do not have any other material off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets, or any other obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not included in the Condensed Consolidated Financial Statements. Additionally, with the exception of Flash Ventures and our joint venture with Unisplendour Corporation Limited and Unissoft (Wuxi) Group Co. Ltd., we do not have an interest in, or relationships with, any variable interest entities. For additional information regarding our off-balance sheet arrangements, see Part I, Item 1, Note 10, Related Parties and Related Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Short- and Long-term Liquidity

Material Cash Commitments

The following is a summary of our known material cash commitments, including those for capital expenditures, as of September 30, 2022:

	Total	1 Year (Remaining Nine Months of 2023)	2-3 Years (2024-2025)	4-5 Years (2026-2027)	More than 5 Years (Beyond 2027)
	(in millions)
Long-term debt, including current portion(1)	$7,100	$—	$1,363	$4,738	$999
Interest on debt	1,157	169	541	341	106
Flash Ventures related commitments(2)	5,048	2,311	1,980	847	(90)
Operating leases	356	36	90	83	147
Purchase obligations and other commitments	3,588	2,380	959	99	150
Mandatory Deemed Repatriation Tax	659	—	404	255	—
Total	$17,908	$4,896	$5,337	$6,363	$1,312

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

Debt

In addition to our existing debt, as of September 30, 2022, we had $2.25 billion available for borrowing under our revolving credit facility until January 2027, subject to customary conditions under the loan agreement. Additional information regarding our indebtedness, including information about principal repayment terms, interest rates, covenants and other key terms of our outstanding indebtedness, is included in Part II, Item 8, Note 8, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended July 1, 2022. The loan agreement governing our revolving credit facility and our Term Loan A-2 due 2027 requires us to comply with a leverage ratio financial covenant. As of September 30, 2022, we were in compliance with this financial covenant.

Flash Ventures

Flash Ventures sells to and leases back from a consortium of financial institutions a portion of its tools and has entered into equipment lease agreements of which we guarantee half or all of the outstanding obligations under each lease agreement. The leases are subject to customary covenants and cancellation events that relate to Flash Ventures and each of the guarantors. The occurrence of a cancellation event could result in an acceleration of the lease obligations and a call on our guarantees. As of September 30, 2022, we were in compliance with all covenants under these Japanese lease facilities. See Part I, Item 1, Note 10, Related Parties and Related Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding Flash Ventures.

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

Mandatory Deemed Repatriation Tax

The following is a summary of our estimated mandatory deemed repatriation tax obligations that are payable in the following years:

September 30, 2022
(in millions)
2024	$199
2025	205
2026	255
Total	$659

For additional information regarding our estimate of the total tax liability for the mandatory deemed repatriation tax, see Part II, Item 8, Note 13, Income Tax Expense, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended June 28, 2019.

Unrecognized Tax Benefits

As of September 30, 2022, the liability for unrecognized tax benefits (excluding accrued interest and penalties) was $1.03 billion. Accrued interest and penalties related to unrecognized tax benefits are recognized in liabilities for uncertain tax positions and are recorded in the provision for income taxes. Accrued interest and penalties included in our liability related to unrecognized tax benefits as of September 30, 2022 was $264 million. Of these amounts, approximately $1.15 billion could result in potential cash payments.

As previously disclosed, the IRS issued statutory notices of deficiency and notices of proposed adjustments with respect to transfer pricing with our foreign subsidiaries and intercompany payable balances for years 2008 through 2015. In September 2018 and March 2019, we filed petitions with the U.S. Tax Court covering years 2008 through 2012, for which we had received statutory notices of deficiency, while years 2013 through 2015 remain in the jurisdiction of the IRS’s Examination function. The IRS has filed various Amendments to Answer with the U.S. Tax Court which, together with the notices of proposed adjustments, would result in additional federal income tax liabilities totaling approximately $1.6 billion and penalties totaling $449 million with respect to years 2008 through 2015. In May 2022, we and the IRS tentatively reached a settlement for resolving the statutory notices of deficiency and notices of proposed adjustments with respect to years 2008 through 2015 subject to the parties entering into final stipulations and a closing agreement. Based on the tentative settlement for resolution, we expect to pay tax and interest totaling approximately $600 million to $700 million, which we expect to be partially offset by future reductions to our mandatory deemed repatriation tax obligations and tax savings from interest deductions aggregating to approximately $100 to $150 million. While we continue to work with the IRS to come to a final agreement on the federal tax and interest calculations, we are uncertain as to when a final agreement will be reached and the exact timing of when any payments will be made. However, we believe it is reasonably likely that these payments may be made within the next twelve months and have classified that portion of these unrecognized tax benefits, including interest in Income taxes payable on our Condensed Consolidated Balance Sheets as of September 30, 2022. This classification and amount may be subject to change in the next twelve months depending on when we are able to reach a final agreement with the IRS.

Mandatory Research and Development Expense Capitalization

Beginning in 2023, the 2017 Act requires us to capitalize and amortize research and development expenses rather than expensing them in the year incurred, which is expected to result in materially higher cash tax payments, if not repealed or otherwise modified.

Interest Rate Swap

We have generally held a balance of fixed and variable rate debt and periodically have used interest rate swaps to hedge a portion of our fixed rate debt. As of September 30, 2022, our only variable rate debt outstanding was our Term Loan A-2 on which we had pay-fixed interest rate swaps of $2 billion notional amount that would mitigate the impact of fluctuations in variable interest rates on this loan through February 2023. See Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risks included in this in this Quarterly Report on Form 10-Q for additional information.

Foreign Exchange Contracts

We purchase foreign exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for Operating expenses and product costs denominated in foreign currencies. See Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risks included in this Quarterly Report on Form 10-Q for additional information.

Indemnifications

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of agreements, products or services to be provided by us, environmental compliance or from intellectual property (“IP”) infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers in certain circumstances.

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

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program for the repurchase of up to $5.0 billion of our common stock, which authorization is effective through July 25, 2023. We did not make any stock repurchases during the three months ended September 30, 2022 and have not repurchased any shares of our common stock pursuant to our stock repurchase program since the first quarter of fiscal 2019. Although we will reevaluate the repurchasing of our common stock when appropriate, there can be no assurance if, when or at what level we may resume such activity. The remaining amount available to be repurchased under our current stock repurchase program as of September 30, 2022 was $4.5 billion. Repurchases under the stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan.

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

There have been no material changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10‑K for the year ended July 1, 2022. Please refer to Part II, Item 7 of our Annual Report on Form 10‑K for the year ended July 1, 2022 for a discussion of our critical accounting policies and estimates. In addition, as disclosed in Part I, Item 1, Note 3, Business Segments, Geographic Information, and Concentrations of Risk, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, as of September 30, 2022, our management identified several factors that warranted a quantitative analysis of impairment for both the Flash and HDD reporting units as of that date. Please refer to that disclosure for additional information on the estimates included in our assessment.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Except as disclosed below, there have been no material changes to our market risk during the three months ended September 30, 2022. See Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risks in our Annual Report on Form 10-K for the year ended July 1, 2022 for further information about our exposure to market risk.

Foreign Currency Risk

Due to macroeconomic changes and volatility experienced in the foreign exchange market recently, we believe sensitivity analysis is more informative in representing the potential impact to the portfolio as a result of market movement. Therefore, we have performed sensitivity analyses as of September 30, 2022 and July 1, 2022 using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our foreign currency derivative contracts used to offset the underlying exposures. The foreign currency exchange rates used in performing the sensitivity analyses were based on market rates in effect at September 30, 2022 and July 1, 2022. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar would result in a foreign exchange fair value loss of $303 million and $306 million at September 30, 2022 and July 1, 2022, respectively.

Interest Rate Risk

We have generally held a balance of fixed and variable rate debt. As of September 30, 2022, our only variable rate debt outstanding was our Term Loan A-2, which bears interest, at the Company’s option, at a per annum rate equal to either (x) the Adjusted Term Secured Overnight Financing Rate (“SOFR”) (as defined in the Loan Agreement) plus an applicable margin varying from 1.125% to 2.000% or (y) a base rate plus an applicable margin varying from 0.125% to 1.000%, in each case depending on the corporate family ratings of the Company from at least two of Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. and Fitch Ratings, Inc., with an initial interest rate of Adjusted Term SOFR plus 1.375%.

As of September 30, 2022, the outstanding balance on our Term Loan A-2 was $2.7 billion and a one percent increase in the variable rate of interest would increase annual interest expense by $27 million. We currently have pay-fixed interest rate swaps of $2 billion notional amount that would mitigate the impact of fluctuations in variable interest rates through February 2023.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the first quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

We have described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended July 1, 2022 risks and uncertainties that could cause our actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. There have been no material changes from these risk factors previously described in our Annual Report on Form 10-K for the year ended July 1, 2022. These risks and uncertainties are not the only risks facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business, financial condition, results of operations or the market price of our common stock.

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

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 8, 2006)
3.2	Amended and Restated By-Laws of Western Digital Corporation, as amended effective as of February 10, 2021 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on February 12, 2021)
10.1	Form of Notice of Grant of Performance Stock Units and Performance Stock Unit Award Agreement under the Western Digital Corporation 2021 Long-Term Incentive Plan†*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

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
Dated: November 2, 2022