Form 10-Q
period 2022-12-30
WESTERN DIGITAL CORP
filed 2023-02-03
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of the close of business on January 25, 2023, 319,322,335 shares of common stock, par value $0.01 per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	December 30, 2022	July 1, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,871	$2,327
Accounts receivable, net	1,905	2,804
Inventories	3,773	3,638
Other current assets	832	684
Total current assets	8,381	9,453
Property, plant and equipment, net	3,688	3,670
Notes receivable and investments in Flash Ventures	1,357	1,396
Goodwill	10,041	10,041
Other intangible assets, net	135	213
Other non-current assets	1,445	1,486
Total assets	$25,047	$26,259
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,193	$1,902
Accounts payable to related parties	368	320
Accrued expenses	1,410	1,636
Income taxes payable	1,025	869
Accrued compensation	348	510
Current portion of long-term debt	38	—
Total current liabilities	4,382	5,237
Long-term debt	7,033	7,022
Other liabilities	1,517	1,779
Total liabilities	12,932	14,038
Commitments and contingencies (Notes 10, 11, 13 and 16)
Shareholders’ equity:
Common stock, $0.01 par value; authorized — 450 shares; issued — 319 shares and 315 shares, respectively; outstanding — 319 shares and 315 shares, respectively	3	3
Additional paid-in capital	3,770	3,733
Accumulated other comprehensive loss	(369)	(554)
Retained earnings	8,711	9,039
Total shareholders’ equity	12,115	12,221
Total liabilities and shareholders’ equity	$25,047	$26,259

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
Revenue, net	$3,107	$4,833	$6,843	$9,884
Cost of revenue	2,579	3,250	5,334	6,636
Gross profit	528	1,583	1,509	3,248
Operating expenses:
Research and development	523	575	1,075	1,153
Selling, general and administrative	250	279	497	570
Employee termination, asset impairment, and other charges	76	2	100	20
Total operating expenses	849	856	1,672	1,743
Operating income (loss)	(321)	727	(163)	1,505
Interest and other income (expense):
Interest income	3	1	5	3
Interest expense	(73)	(76)	(143)	(154)
Other income (expense), net	6	(6)	—	(4)
Total interest and other expense, net	(64)	(81)	(138)	(155)
Income (loss) before taxes	(385)	646	(301)	1,350
Income tax expense	61	82	118	176
Net income (loss)	$(446)	$564	$(419)	$1,174

Income (loss) per common share:
Basic	$(1.40)	$1.81	$(1.32)	$3.77
Diluted	$(1.40)	$1.79	$(1.32)	$3.73

Weighted average shares outstanding:
Basic	318	312	317	311
Diluted	318	315	317	315

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
Net income (loss)	$(446)	$564	$(419)	$1,174
Other comprehensive income (loss), before tax:
Actuarial pension gain	—	—	—	1
Foreign currency translation adjustment	95	(45)	15	(41)
Net unrealized gain (loss) on derivative contracts and available-for-sale securities	288	(10)	212	23
Total other comprehensive income (loss), before tax	383	(55)	227	(17)
Income tax benefit (expense) related to items of other comprehensive income (loss), before tax	(58)	5	(42)	(3)
Other comprehensive income (loss), net of tax	325	(50)	185	(20)
Total comprehensive income (loss)	$(121)	$514	$(234)	$1,154

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	December 30, 2022	December 31, 2021
Cash flows from operating activities
Net income (loss)	$(419)	$1,174
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	430	492
Stock-based compensation	172	163
Deferred income taxes	25	38
Loss on disposal of assets	1	1
Non-cash portion of asset impairment	15	—
Amortization of debt issuance costs and discounts	5	21
Other non-cash operating activities, net	69	13
Changes in:
Accounts receivable, net	899	(486)
Inventories	(135)	(30)
Accounts payable	(521)	96
Accounts payable to related parties	49	(9)
Accrued expenses	(226)	81
Income taxes payable	156	(34)
Accrued compensation	(162)	(66)
Other assets and liabilities, net	(317)	(267)
Net cash provided by operating activities	41	1,187
Cash flows from investing activities
Purchases of property, plant and equipment	(578)	(551)
Proceeds from the sale of property, plant and equipment	—	12
Proceeds from dispositions of business	7	—
Notes receivable issuances to Flash Ventures	(235)	(337)
Notes receivable proceeds from Flash Ventures	317	320
Strategic investments and other, net	7	(13)
Net cash used in investing activities	(482)	(569)
Cash flows from financing activities
Issuance of stock under employee stock plans	48	60
Taxes paid on vested stock awards under employee stock plans	(55)	(80)
Repayment of debt	—	(2,425)
Proceeds from debt	—	998
Repayments of revolving credit facility	(1,180)	—
Proceeds from revolving credit facility	1,180	—
Debt issuance costs	(5)	(9)
Net cash used in financing activities	(12)	(1,456)
Effect of exchange rate changes on cash	(3)	(1)
Net decrease in cash and cash equivalents	(456)	(839)
Cash and cash equivalents, beginning of year	2,327	3,370
Cash and cash equivalents, end of period	$1,871	$2,531
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$192	$312
Cash paid for interest	$138	$129

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at July 1, 2022	315	$3	—	$—	$3,733	$(554)	$9,039	$12,221
Net income	—	—	—	—	—	—	27	27
Adoption of new accounting standards	—	—	—	—	(128)	—	91	(37)
Employee stock plans	3	—	—	—	(50)	—	—	(50)
Stock-based compensation	—	—	—	—	86	—	—	86
Foreign currency translation adjustment	—	—	—	—	—	(80)	—	(80)
Net unrealized loss on derivative contracts	—	—	—	—	—	(60)	—	(60)
Balance at September 30, 2022	318	3	—	—	3,641	(694)	9,157	12,107
Net loss	—	—	—	—	—	—	(446)	(446)
Employee stock plans	1	—	—	—	43	—	—	43
Stock-based compensation	—	—	—	—	86	—	—	86
Foreign currency translation adjustment	—	—	—	—	—	97	—	97
Net unrealized gain on derivative contracts	—	—	—	—	—	228	—	228
Balance at December 30, 2022	319	$3	—	$—	$3,770	$(369)	$8,711	$12,115

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In September 2022, the FASB issued ASU No. 2022-04, “Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations”. This guidance requires annual and interim disclosures for entities that use supplier finance programs in connection with the purchase of goods and services. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. The Company is currently evaluating the extent of the impact of this ASU on its Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3.    Business Segments, Geographic Information, and Concentrations of Risk

The following table summarizes the operating performance of the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
	$ in millions
Net revenue:
Flash	$1,657	$2,620	$3,379	$5,110
HDD	1,450	2,213	3,464	4,774
Total net revenue	$3,107	$4,833	$6,843	$9,884
Gross profit:
Flash	$240	$946	$662	$1,867
HDD	300	677	874	1,469
Total gross profit for segments	540	1,623	1,536	3,336
Unallocated corporate items:
Stock-based compensation expense	(12)	(14)	(26)	(23)
Amortization of acquired intangible assets	—	(26)	(1)	(65)
Total unallocated corporate items	(12)	(40)	(27)	(88)
Consolidated gross profit	$528	$1,583	$1,509	$3,248
Gross margin:
Flash	14.5%	36.1%	19.6%	36.5%
HDD	20.7%	30.6%	25.2%	30.8%
Consolidated gross margin	17.0%	32.8%	22.1%	32.9%

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company’s disaggregated revenue information is as follows:

	Three Months Ended		Six Months Ended
	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
	(in millions)
Revenue by End Market
Cloud	$1,224	$1,920	$3,053	$4,145
Client	1,089	1,854	2,318	3,707
Consumer	794	1,059	1,472	2,032
Total Revenue	$3,107	$4,833	$6,843	$9,884

Revenue by Geography
Asia	$1,494	$2,610	$3,180	$5,285
Americas	1,090	1,407	2,513	3,021
Europe, Middle East and Africa	523	816	1,150	1,578
Total Revenue	$3,107	$4,833	$6,843	$9,884

The Company’s top 10 customers accounted for 47% and 48% of its net revenue for the three and six months ended December 30, 2022, respectively, and 46% and 44% of its net revenue for the three and six months ended December 31, 2021, respectively. For the three and six months ended December 30, 2022 and December 31, 2021, no single customer accounted for 10% or more of the Company’s net revenue.

Goodwill

The following table provides a summary of goodwill activity for the period:

	Flash	HDD	Total
	(in millions)
Balance at July 1, 2022	$5,718	$4,323	$10,041
Foreign currency translation adjustment	—	—	—
Balance at December 30, 2022	$5,718	$4,323	$10,041

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

As of December 30, 2022, management identified several continuing factors, including changes in macroeconomic conditions and recent declines of the Company’s market stock price, that warranted quantitative analyses of impairments for both the Flash and HDD reporting units as of such date. The fair value of each operating segment was based on a weighting of two valuation methodologies: an income approach and a market approach.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The market approach was based on a guideline company method, which analyzed market multiples of revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) for a group of comparable public companies.

The Company reconciled the aggregated estimated fair value of both operating segments to the Company’s market capitalization, including consideration of a control premium representing the estimated amount a market participant would pay to obtain a controlling interest in the Company.

As of December 30, 2022, the fair value derived from those valuation methodologies exceeded the carrying value by 9% and 28% for Flash and HDD, respectively. There were no impairment charges recorded for the three and six months ended December 30, 2022.

The Company is required to use judgment when applying the goodwill impairment test, including the assignment of assets and liabilities to reporting units, and determination of the fair value of each reporting unit. In addition, the estimates used to determine the fair value of reporting units as well as their actual carrying value may change based on future changes in the Company’s results of operations, macroeconomic conditions or other factors. Changes in these estimates could materially affect the Company’s assessment of the fair value and goodwill impairment. In addition, if negative macroeconomic conditions continue or worsen or the Company’s stock price decreases further for a sustained period of time, goodwill could become impaired, which could result in an impairment charge and materially adversely affect the Company’s financial condition results of operations.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4.    Revenues

Contract assets represent the Company’s rights to consideration where performance obligations are completed but the customer payments are not due until another performance obligation is satisfied. The Company did not have any contract assets as of either December 30, 2022 or July 1, 2022. Contract liabilities relate to customers’ payments in advance of performance under the contract and primarily relate to remaining performance obligations under professional service and support and maintenance contracts. Contract liabilities as of December 30, 2022 and July 1, 2022 and changes in contract liabilities for the six months ended December 30, 2022 and December 31, 2021 were not material.

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

The Company applies the practical expedients and does not disclose transaction price allocated to the remaining performance obligations for (i) arrangements that have an original expected duration of one year or less, which mainly consist of the support and maintenance contracts, and (ii) variable consideration amounts for sale-based or usage-based royalties for intellectual property (“IP”) license arrangements, which typically have a duration of longer than one year. Remaining performance obligations are mainly attributed to right-to-access patent license arrangements, professional service arrangements and customer support and service contracts which will be recognized over the remaining contract period. The transaction price allocated to the remaining performance obligations as of December 30, 2022 was $17 million, which is mainly attributable to the functional IP license and professional service arrangements. The Company expects to recognize this amount as revenue as follows: $14 million during the remainder of 2023, and $3 million in 2024 and thereafter.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5.    Supplemental Financial Statement Data

Accounts receivable, net

From time to time, in connection with factoring agreements, the Company sells trade accounts receivable without recourse to third party purchasers in exchange for cash. During the six months ended December 30, 2022, the Company sold trade accounts receivable aggregating $391 million. The Company did not sell any trade accounts receivable during the six months ended December 31, 2021. The discounts on the trade accounts receivable sold were not material and were recorded within Other income (expense), net in the Condensed Consolidated Statements of Operations. As of December 30, 2022 and July 1, 2022, the amount of factored receivables that remained outstanding was $100 million and $300 million, respectively.

Inventories

	December 30, 2022	July 1, 2022
	(in millions)
Inventories:
Raw materials and component parts	$1,968	$1,603
Work-in-process	966	1,162
Finished goods	839	873
Total inventories	$3,773	$3,638

Property, plant and equipment, net

	December 30, 2022	July 1, 2022
	(in millions)
Property, plant and equipment:
Land	$269	$269
Buildings and improvements	1,953	1,920
Machinery and equipment	8,692	8,642
Computer equipment and software	506	494
Furniture and fixtures	54	54
Construction-in-process	690	591
Property, plant and equipment, gross	12,164	11,970
Accumulated depreciation	(8,476)	(8,300)
Property, plant and equipment, net	$3,688	$3,670

Other Intangible assets, net

	December 30, 2022	July 1, 2022
	(in millions)
Other Intangible assets:
Finite-lived intangible assets	$5,492	$5,493
In-process research and development	80	80
Accumulated amortization	(5,437)	(5,360)
Other Intangible assets, net	$135	$213

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Product warranty liability

Changes in the warranty accrual were as follows:

	Three Months Ended		Six Months Ended
	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
	(in millions)
Warranty accrual, beginning of period	$340	$370	$345	$363
Charges to operations	25	36	57	76
Utilization	(60)	(28)	(94)	(51)
Changes in estimate related to pre-existing warranties	(16)	(27)	(19)	(37)
Warranty accrual, end of period	$289	$351	$289	$351

The current portion of the warranty accrual is classified in Accrued expenses and the long-term portion is classified in Other liabilities as noted below:

	December 30, 2022	July 1, 2022
	(in millions)
Warranty accrual:
Current portion (included in Accrued expenses)	$131	$162
Long-term portion (included in Other liabilities)	158	183
Total warranty accrual	$289	$345

Other liabilities

	December 30, 2022	July 1, 2022
	(in millions)
Other liabilities:
Non-current net tax payable	$458	$659
Non-current portion of unrecognized tax benefits	452	477
Other non-current liabilities	607	643
Total other liabilities	$1,517	$1,779

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accumulated other comprehensive loss

Accumulated other comprehensive loss (“AOCI”), net of tax refers to expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income. The following table illustrates the changes in the balances of each component of AOCI:

	Actuarial Pension Losses	Foreign Currency Translation Adjustment	Unrealized Losses on Derivative Contracts	Total Accumulated Comprehensive Loss
	(in millions)
Balance at July 1, 2022	$(11)	$(277)	$(266)	$(554)
Other comprehensive income before reclassifications	—	15	35	50
Amounts reclassified from accumulated other comprehensive loss	—	—	177	177
Income tax benefit related to items of other comprehensive loss	—	2	(44)	(42)
Net current-period other comprehensive income	—	17	168	185
Balance at December 30, 2022	$(11)	$(260)	$(98)	$(369)

During the three and six months ended December 30, 2022, the amounts reclassified out of AOCI were losses related to foreign exchange contracts and gains related to interest rate swap contracts. Losses reclassified out of AOCI related to foreign exchange contracts were $119 million and $181 million for the three and six months ended December 30, 2022, respectively, that were substantially charged to Cost of revenue in the Condensed Consolidated Statements of Operations. Gains reclassified out of AOCI related to interest rate swap contracts were $6 million and $4 million for the three and six months ended December 30, 2022, respectively, that were charged to Interest expense in the Condensed Consolidated Statements of Operations.

As of December 30, 2022, substantially all existing net losses related to cash flow hedges recorded in AOCI are expected to be reclassified to earnings within the next twelve months. In addition, as of December 30, 2022, the Company did not have any foreign exchange forward contracts with credit-risk-related contingent features.

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

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 30, 2022 and July 1, 2022, and indicate the fair value hierarchy of the valuation techniques utilized to determine such values:

	December 30, 2022
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents - Money market funds	$435	$—	$—	$435
Foreign exchange contracts	—	105	—	105
Interest rate swap contracts	—	6	—	6
Total assets at fair value	$435	$111	$—	$546
Liabilities:
Foreign exchange contracts	$—	$97	$—	$97
Total liabilities at fair value	$—	$97	$—	$97

	July 1, 2022
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents - Money market funds	$266	$—	$—	$266
Foreign exchange contracts	—	61	—	61
Interest rate swap contracts	—	3	—	3
Total assets at fair value	$266	$64	$—	$330
Liabilities:
Foreign exchange contracts	$—	$316	$—	$316
Total liabilities at fair value	$—	$316	$—	$316

During the periods presented, the Company had no transfers of financial assets and liabilities between levels and there were no changes in valuation techniques or the inputs used in the fair value measurement.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Financial Instruments Not Carried at Fair Value

For financial instruments where the carrying value (which includes principal adjusted for any unamortized issuance costs, and discounts or premiums) differs from fair value (which is based on quoted market prices), the following table represents the related carrying value and fair value for each of the Company’s outstanding financial instruments. Each of the financial instruments presented below was categorized as Level 2 for all periods presented, based on the frequency of trading immediately prior to the end of the second quarter of 2023 and the fourth quarter of 2022, respectively.

	December 30, 2022		July 1, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
1.50% convertible notes due 2024	$1,097	$1,052	$1,048	$1,040
4.75% senior unsecured notes due 2026	2,292	2,169	2,291	2,205
Variable interest rate Term Loan A-2 maturing 2027	2,691	2,661	2,693	2,621
2.85% senior unsecured notes due 2029	496	388	495	412
3.10% senior unsecured notes due 2032	495	361	495	389
Total	$7,071	$6,631	$7,022	$6,667

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7.    Derivative Instruments and Hedging Activities

As of December 30, 2022, the Company had outstanding foreign exchange forward contracts that were designated as either cash flow hedges or non-designated hedges. Substantially all of the contract maturity dates of these foreign exchange forward contracts do not exceed 12 months. In addition, the Company had outstanding pay-fixed interest rate swaps that were designated as cash flow hedges of variable rate interest payments through February 2023, on a portion of its term loans.

Changes in fair values of the non-designated foreign exchange contracts are recognized in Other income (expense), net and are largely offset by corresponding changes in the fair values of the foreign currency denominated monetary assets and liabilities. For each of the three and six months ended December 30, 2022 and December 31, 2021, total net realized and unrealized transaction and foreign exchange contract currency gains and losses were not material to the Company’s Condensed Consolidated Financial Statements.

Unrealized gains or losses on designated cash flow hedges are recognized in AOCI. For more information regarding cash flow hedges, see Note 5, Supplemental Financial Statement Data - Accumulated other comprehensive loss.

Netting Arrangements

Under certain provisions and conditions within agreements with counterparties to the Company’s foreign exchange forward contracts, subject to applicable requirements, the Company has the right of offset associated with the Company’s foreign exchange forward contracts and is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. As of December 30, 2022 and July 1, 2022, the effect of rights of offset was not material and the Company did not offset or net the fair value amounts of derivative instruments in its Condensed Consolidated Balance Sheets.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8.    Debt

Debt consisted of the following:

	December 30, 2022	July 1, 2022
	(in millions)
1.50% convertible notes due 2024	$1,100	$1,100
4.75% senior unsecured notes due 2026	2,300	2,300
Variable interest rate Term Loan A-2 maturing 2027	2,700	2,700
2.85% senior unsecured notes due 2029	500	500
3.10% senior unsecured notes due 2032	500	500
Total debt	7,100	7,100
Issuance costs and debt discounts	(29)	(78)
Subtotal	7,071	7,022
Less current portion of long-term debt	(38)	—
Long-term debt	$7,033	$7,022

During the six months ended December 30, 2022, the Company drew and repaid $1.18 billion principal amount under its $2.25 billion revolving credit facility maturing in January 2027 (the “2027 Revolving Credit Facility”).

In December 2022, the Company amended the credit agreement governing the 2027 Revolving Credit Facility and Term Loan A-2 for the purposes of providing flexibility by adjusting the leverage ratio requirements of the financial covenant thereunder through the Company’s quarter ending September 27, 2024 (such period, the “Covenant Relief Period”). As amended, the Company is required to maintain a maximum ratio (“Leverage Ratio”) of total funded debt to trailing twelve-month Consolidated Adjusted EBITDA (as defined in the Credit Agreement) at the end of each quarter as follows:

Quarter ending:	Leverage ratio
December 30, 2022	3.25 to 1.00
March 31, 2023	3.75 to 1.00
June 30, 2023	4.75 to 1.00
September 29, 2023	5.00 to 1.00
December 29, 2023	4.75 to 1.00
March 29, 2024	4.50 to 1.00
June 28, 2024	4.25 to 1.00
September 27, 2024	3.75 to 1.00
December 27, 2024 and thereafter	3.25 to 1.00

As of December 30, 2022, the Company was in compliance with this financial covenant. The amendment also provides that the due date for amounts outstanding under the Credit Agreement will be accelerated from January 7, 2027 to November 2, 2023 if, as of that date, the Company does not have Cash and cash equivalents plus available unused capacity under its credit facilities that exceed by $1 billion the sum of the outstanding balance of the 1.50% convertible notes due 2024 plus the outstanding principal amount of any other debt maturing within 12 months. In addition, during the Covenant Relief Period, the amendment requires certain subsidiaries of the Company to provide guarantees if the corporate family ratings of the Company from at least two of Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. and Fitch, Inc. (the “Credit Rating Agencies”) drops below investment grade and includes limits on secured indebtedness and certain types of unsecured subsidiary indebtedness.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In January 2023, the Company entered into a loan agreement (the “Delayed Draw Term Loan Agreement”), which allows the Company to draw a single unsecured loan of up to $875 million (the “Delayed Draw Term Loan”) through June 30, 2023. The Delayed Draw Term Loan Agreement may be terminated, at the election of the Company, at any time without premium or penalty, subject to certain conditions.

Any amount drawn under the Delayed Draw Term Loan Agreement will mature 364 days following the date of the initial draw. However, the due date will be accelerated to November 2, 2023 if conditions for acceleration of amounts due under the Credit Agreement have been triggered as described above.

The Delayed Draw Term Loan will bear interest, at the Company’s option, at a per annum rate equal to either (x) the Adjusted Term SOFR Rate (as defined in the Delayed Draw Term Loan Agreement) plus an applicable margin varying from 1.750% to 2.625% or (y) a base rate plus an applicable margin varying from 0.750% to 1.625%, in each case depending on the corporate family ratings of the Company from at least two of the Credit Rating Agencies. The Company will also pay an unused commitment fee on the Delayed Draw Term Loan Agreement of 0.200%.

The key covenants, limitations and requirements provided under Credit Agreement amendment noted above also apply to the Delayed Draw Term Loan Agreement.

As described in Note 2, Recent Accounting Pronouncements, the Company adopted ASU 2020-06 effective July 2, 2022, using a modified retrospective method, which resulted in the elimination of the originally recorded debt discount associated with the conversion feature on its 1.50% convertible notes due 2024.

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

Obligations and Funded Status

The following table presents the unfunded status of the benefit obligations for the Pension Plans:

	December 30, 2022	July 1, 2022
	(in millions)
Benefit obligation at end of period	$302	$294
Fair value of plan assets at end of period	195	189
Unfunded status	$107	$105

The following table presents the unfunded amounts related to the Pension Plans as recognized on the Company’s Condensed Consolidated Balance Sheets:

	December 30, 2022	July 1, 2022
	(in millions)
Current liabilities	$1	$1
Non-current liabilities	106	104
Net amount recognized	$107	$105

Net periodic benefit costs were not material for the three and six months ended December 30, 2022.

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

The following table presents the notes receivable from, and equity investments in, Flash Ventures:

	December 30, 2022	July 1, 2022
	(in millions)
Notes receivable, Flash Partners	$12	$27
Notes receivable, Flash Alliance	66	55
Notes receivable, Flash Forward	737	793
Investment in Flash Partners	174	166
Investment in Flash Alliance	251	243
Investment in Flash Forward	117	112
Total notes receivable and investments in Flash Ventures	$1,357	$1,396

During the three and six months ended December 30, 2022 and December 31, 2021, the Company made net payments to Flash Ventures of $1.0 billion and $2.0 billion, and $1.1 billion and $2.3 billion, respectively, for purchased flash-based memory wafers and net loans.

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

As of December 30, 2022 and July 1, 2022, the Company had accounts payable balances due to Flash Ventures of $368 million and $320 million, respectively.

The Company’s maximum reasonably estimable loss exposure (excluding lost profits) as a result of its involvement with Flash Ventures, based upon the Japanese yen to U.S. dollar exchange rate at December 30, 2022, is presented below. Investments in Flash Ventures are denominated in Japanese yen, and the maximum estimable loss exposure excludes any cumulative translation adjustment due to revaluation from the Japanese yen to the U.S. dollar.

December 30, 2022
(in millions)
Notes receivable	$815
Equity investments	542
Operating lease guarantees	1,895
Inventory and prepayments	1,128
Maximum estimable loss exposure	$4,380

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

In January 2022, the Company entered into additional agreements regarding Flash Ventures’ investment in a new wafer fabrication facility currently under construction in Yokkaichi, Japan, referred to as “Y7”. The primary purpose of Y7 is to provide clean room space to continue the transition of existing flash-based wafer capacity to newer flash technology nodes. The Company is committed to pay, among other items, future building depreciation prepayments aggregating approximately $147 million as follows: $124 million for the remaining six months of 2023 and $23 million in 2024, to be credited against future wafer charges.

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

The following table presents the Company’s portion of the remaining guarantee obligations under the Flash Ventures’ lease facilities in both Japanese yen and U.S. dollar-equivalent, based upon the Japanese yen to U.S. dollar exchange rate as of December 30, 2022.

	Lease Amounts
	(Japanese yen, in billions)	(U.S. dollar, in millions)
Total guarantee obligations	¥250	$1,895

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the end of the term of the Flash Ventures lease agreements, in annual installments as of December 30, 2022 in U.S. dollars, based upon the Japanese yen to U.S. dollar exchange rate as of December 30, 2022:

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
	(in millions)
Remaining six months of 2023	$285	$55	$340
2024	450	99	549
2025	250	90	340
2026	261	136	397
2027	81	116	197
2028 and thereafter	12	60	72
Total guarantee obligations	$1,339	$556	$1,895

The Company and Kioxia have agreed to mutually contribute to, and indemnify each other and Flash Ventures for, environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances. The Company has not made any indemnification payments, nor recorded any indemnification receivables, under any such agreements. As of December 30, 2022, no amounts have been accrued in the Condensed Consolidated Financial Statements with respect to these indemnification agreements.

Unis Venture

The Company has a joint venture with Unisplendour Corporation Limited and Unissoft (Wuxi) Group Co. Ltd. (“Unis”), referred to as the “Unis Venture”, to market and sell the Company’s products in China and to develop data storage systems for the Chinese market in the future. The Unis Venture is 49% owned by the Company and 51% owned by Unis. The Company accounts for its investment in the Unis Venture under the equity method of accounting. Revenue on products distributed by the Unis Venture is recognized upon sell through to third-party customers. For both the three and six months ended December 30, 2022, the Company recognized approximately 3% of its consolidated revenue on products distributed by the Unis Venture. For both the three and six months ended December 31, 2021, the Company recognized approximately 4% of its consolidated revenue on products distributed by the Unis Venture. The outstanding accounts receivable due from the Unis Venture were 7% and 5% of Accounts receivable, net as of December 30, 2022 and July 1, 2022, respectively.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 11.    Leases and Other Commitments

Leases

The Company leases certain domestic and international facilities and data center space under long-term, non-cancelable operating leases that expire at various dates through 2034. These leases include no material variable or contingent lease payments. Operating lease assets and liabilities are recognized based on the present value of the remaining lease payments discounted using the Company’s incremental borrowing rate. Operating lease assets also include prepaid lease payments minus any lease incentives. Extension or termination options present in the Company’s lease agreements are included in determining the right-of-use asset and lease liability when it is reasonably certain the Company will exercise those options. Lease expense is recognized on a straight-line basis over the lease term. The following table summarizes supplemental balance sheet information related to operating leases as of December 30, 2022:

Lease Amounts
($ in millions)
Minimum lease payments by year:
Remaining six months of 2023	$24
2024	47
2025	44
2026	43
2027	39
Thereafter	147
Total future minimum lease payments	344
Less: Imputed interest	54
Present value of lease liabilities	290
Less: Current portion (included in Accrued expenses)	39
Long-term operating lease liabilities (included in Other liabilities )	$251

Operating lease right-of-use assets (included in Other non-current assets)	$271

Weighted average remaining lease term in years	8.1
Weighted average discount rate	4.1%

The following table summarizes supplemental disclosures of operating cost and cash flow information related to operating leases:

	Three Months Ended		Six Months Ended
	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
	(in millions)
Cost of operating leases	$14	$14	$28	$27
Cash paid for operating leases	12	12	26	24
Operating lease assets obtained in exchange for operating lease liabilities	—	11	4	123

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Purchase Agreements and Other Commitments

In the normal course of business, the Company enters into purchase orders with suppliers for the purchase of components used to manufacture its products. These purchase orders generally cover forecasted component supplies needed for production during the next quarter, are recorded as a liability upon receipt of the components, and generally may be changed or canceled at any time prior to shipment of the components. The Company also enters into long-term agreements with suppliers that contain fixed future commitments, which are contingent on certain conditions such as performance, quality and technology of the vendor’s components. As of December 30, 2022, the Company had the following minimum long-term commitments:

Long-Term Commitments
(in millions)
Year:
Remaining six months of 2023	$193
2024	256
2025	180
2026	53
2027	46
Thereafter	150
Total	$878

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

	Three Months Ended		Six Months Ended
	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
	(in millions)
RSUs and PSUs	$79	$78	$154	$145
ESPP	7	9	18	18
Total	$86	$87	$172	$163

	Three Months Ended		Six Months Ended
	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
	(in millions)
Cost of revenue	$12	$14	$26	$23
Research and development	40	43	79	83
Selling, general and administrative	34	30	67	57
Subtotal	86	87	172	163
Tax benefit	(11)	(13)	(24)	(28)
Total	$75	$74	$148	$135

Windfall tax benefits and tax deficiencies for shortfalls related to the vesting and exercise of stock-based awards, which are recognized as a component of the Company’s Income tax expense, were not material for the periods presented.

Compensation cost related to unvested RSUs, PSUs, and rights to purchase shares of common stock under the ESPP will generally be amortized on a straight-line basis over the remaining average service period. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of December 30, 2022:

	Unamortized Compensation Costs	Weighted Average Service Period
	(in millions)	(years)
RSUs and PSUs (1)	$571	2.4
ESPP	89	1.9
Total unamortized compensation cost	$660

(1)    Weighted average service period assumes the performance metrics are met for the PSUs.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Plan Activities

Stock Options

The following table summarizes stock option activity under the Company’s incentive plans. All outstanding options were exercisable at December 30, 2022:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life
	(in millions)		(in years)
Options outstanding at July 1, 2022	0.9	$66.76	0.54
Canceled or expired	(0.5)	83.50
Options outstanding at December 30, 2022	0.4	$44.63	0.57

RSUs and PSUs

The following table summarizes RSU and PSU activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value at Vest Date
	(in millions)		(in millions)
RSUs and PSUs outstanding at July 1, 2022	15.4	$52.89
Granted	4.7	43.34
Vested	(4.7)	53.76	$200
Forfeited	(0.9)	58.54
RSUs and PSUs outstanding at December 30, 2022	14.5	$49.18

RSUs and PSUs are generally settled in an equal number of shares of the Company’s common stock at the time of vesting of the units.

Stock Repurchase Program

The Company’s Board of Directors has authorized a stock repurchase program for the repurchase of up to $5.0 billion of the Company’s common stock, which authorization is effective through July 25, 2023. The Company did not make any stock repurchases during the six months ended December 30, 2022 and has not repurchased any shares of its common stock pursuant to its stock repurchase program since the first quarter of fiscal 2019. Although the Company will reevaluate the repurchasing of common stock when appropriate, there can be no assurance if, when or at what level the Company may resume such activity. The remaining amount available to be repurchased under the Company’s current stock repurchase program as of December 30, 2022 was $4.5 billion. Repurchases under the stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan.

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

The following table presents the Company’s Income tax expense and the effective tax rate:

	Three Months Ended		Six Months Ended
	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
	($ in millions)
Income (loss) before taxes	$(385)	$646	$(301)	$1,350
Income tax expense	61	82	118	176
Effective tax rate	(16)%	13%	(39)%	13%

Beginning in fiscal year 2023, the 2017 Act requires the Company to capitalize and amortize R&D expenses rather than expensing them in the year incurred. The tax effects related to the capitalization of R&D expenses are included in the effective tax rate for the three and six months ended December 30, 2022 but did not have a material impact on the effective tax rate. The primary drivers of the difference between the effective tax rate for the three and six months ended December 30, 2022 and the U.S. Federal statutory rate of 21% are the relative mix of earnings and losses by jurisdiction, the deduction for foreign derived intangible income, credits, and tax holidays in Malaysia, the Philippines and Thailand that will expire at various dates during fiscal years 2024 through 2031.

The primary drivers of the difference between the effective tax rate for the three and six months ended December 31, 2021 and the U.S. Federal statutory rate of 21% are the relative mix of earnings and losses by jurisdiction, the deduction for foreign derived intangible income, credits, and tax holidays in Malaysia, the Philippines and Thailand that will expire at various dates during fiscal years 2024 through 2031. In addition, the effective tax rate for the three and six months ended December 31, 2021 included the discrete effect of an increase to unrecognized tax benefits of $8 million and $25 million, respectively, as a result of ongoing discussions with various taxing authorities.

Uncertain Tax Positions

With the exception of certain unrecognized tax benefits that are directly associated with the tax position taken, unrecognized tax benefits are presented gross in the Condensed Consolidated Balance Sheets.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits excluding accrued interest and penalties for the three months ended December 30, 2022 (in millions):

Accrual balance at July 1, 2022	$1,047
Gross increases related to current year tax positions	4
Gross increases related to prior year tax positions	11
Gross decreases related to prior year tax positions	(12)
Settlements	(5)
Lapse of statute of limitations	(3)
Accrual balance at December 30, 2022	$1,042

As of December 30, 2022, the liability for unrecognized tax benefits (excluding accrued interest and penalties) was $1.04 billion. Interest and penalties related to unrecognized tax benefits are recognized in liabilities recorded for uncertain tax positions and are recorded in the provision for income taxes. Accrued interest and penalties included in the Company’s liability related to unrecognized tax benefits as of December 30, 2022 was $279 million. Of these amounts, approximately $1.18 billion could result in potential cash payments.

As previously disclosed, the IRS issued statutory notices of deficiency and notices of proposed adjustments with respect to transfer pricing with the Company’s foreign subsidiaries and intercompany payable balances for years 2008 through 2015. In September 2018 and March 2019, the Company filed petitions with the U.S. Tax Court covering years 2008 through 2012, for which it had received statutory notices of deficiency, while years 2013 through 2015 remain in the jurisdiction of the IRS’s Examination function. The IRS has filed various Amendments to Answer with the U.S. Tax Court which, together with the notices of proposed adjustments, would result in additional federal income tax liabilities totaling approximately $1.6 billion and penalties totaling $449 million with respect to years 2008 through 2015. In May 2022, the Company and the IRS tentatively reached a settlement for resolving the statutory notices of deficiency and notices of proposed adjustments with respect to years 2008 through 2015 subject to the parties entering into final stipulations and a closing agreement. Based on the tentative settlement for resolution, the Company expects to pay tax and interest totaling approximately $720 million to $760 million, which the Company expects to be partially offset by future reductions to its mandatory deemed repatriation tax obligations and tax savings from interest deductions aggregating to approximately $100 million to $150 million. While the Company continues to work with the IRS to come to a final agreement on the federal tax and interest calculations, the Company is uncertain as to when a final agreement will be reached and the exact timing of when any payments will be made. However, the Company believes it is reasonably likely that these payments may be made within the next twelve months and has classified that portion of these unrecognized tax benefits, including interest in Income taxes payable on its Condensed Consolidated Balance Sheets as of December 30, 2022. This classification and amount may be subject to change in the next twelve months depending on when the Company is able to reach a final agreement with the IRS.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 14.    Net Income (Loss) Per Common Share

The following table presents the computation of basic and diluted income (loss) per common share:

	Three Months Ended		Six Months Ended
	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
	(in millions, except per share data)
Net income (loss)	$(446)	$564	$(419)	$1,174
Weighted average shares outstanding:
Basic	318	312	317	311
Employee stock options, RSUs, PSUs, and ESPP	—	3	—	4
Basic and diluted	318	315	317	315
Income (loss) per common share
Basic	$(1.40)	$1.81	$(1.32)	$3.77
Diluted	$(1.40)	$1.79	$(1.32)	$3.73
Anti-dilutive potential common shares excluded	15	5	15	3

The Company computes basic income (loss) per common share using Net income (loss) and the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is computed using Net income (loss) and the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include dilutive outstanding employee stock options, RSUs and PSUs, and rights to purchase shares of common stock under the Company’s ESPP. For the three and six months ended and December 31, 2021, the Company excluded common shares subject to certain outstanding equity awards from the calculation of diluted shares because their impact would have been anti-dilutive based on the Company’s average stock price during the period. For the three and six months ended December 30, 2022, the Company recorded a net loss and all shares subject to outstanding equity awards were excluded from the calculation of diluted shares for those periods because their impact would have been anti-dilutive.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 15.    Employee Termination, Asset Impairment, and Other Charges

Business Realignment

The Company periodically incurs charges as part of the integration process of recent acquisitions and to realign its operations with anticipated market demand, primarily consisting of organization rationalization designed to streamline its business, reduce its cost structure and focus its resources. The Company recorded the following charges related to these actions:

	Three Months Ended		Six Months Ended
	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
	(in millions)
Employee termination benefits	$61	$3	$85	$18
Asset impairments and losses on disposal of assets	15	(1)	15	2
Total employee termination, asset impairment, and other charges	$76	$2	$100	$20

The following table presents an analysis of the components of these activities against the reserve during the six months ended December 30, 2022:

Employee Termination Benefits
(in millions)
Accrual balance at July 1, 2022	$17
Charges	85
Cash payments	(69)
Accrual balance at December 30, 2022	$33

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 17.    Subsequent Events

On January 31, 2023, the Board of Directors of the Company authorized the designation of 900,000 shares of Series A Convertible Perpetual Preferred Stock, par value $0.01 per share (the “Preferred Shares”) from the Company’s existing five million authorized but unissued shares of preferred stock and issued the Preferred Shares through a private placement for an aggregate purchase price of $900 million. The Preferred Shares will have a stated value of $1,000 per share and accrue a cumulative preferred dividend at an annual rate of 6.25% per annum (increasing to 7.25% per annum on January 31, 2030 and to 8.25% per annum on January 31, 2033) compounded on a quarterly basis. The Preferred Shares will also participate in any dividends declared for common shareholders on an as-converted equivalent basis. The Preferred Shares will be convertible into shares of the Company’s common stock at an initial conversion rate of $47.75 per share (the “Conversion Price”) (subject to anti-dilution adjustments and certain other one-time adjustments upon the occurrence of various specified spin-off transactions) applied to the aggregate of the stated value plus any cumulative accrued but unpaid dividends (the “Accumulated Stated Value”). In the event of a standalone spin-off transaction, the holders of Preferred Shares may have one third of their Preferred Shares converted to a similar class of preferred shares of the spin-off entity. The Preferred Shares will be convertible at the option of the holder beginning on January 31, 2024, or on the date a specified spin-off transaction is completed, if earlier. The Preferred Shares will be convertible at the option of the Company after January 31, 2026 if the closing price per share of the Company’s common stock exceeds 150% of the Conversion Price for at least 20 out of 30 consecutive trading days. After January 31, 2030, the Company will have the right, but not the obligation, to redeem the Preferred Shares at an amount equal to 110% of the Accumulated Stated Value. Redemption is contingently mandatory in the event of a fundamental change in the business as defined in the designation of the Preferred Shares. The Preferred Shares will vote on an as-converted equivalent basis along with holders of the Company’s common stock, except to the extent that shares issuable upon conversion of the Preferred Stock would exceed 19.9% of common stock outstanding immediately prior to the original issuance date of the Preferred Stock. In the event of liquidation, holders of the Preferred Shares will be senior to the holders of the Company’s common stock.

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

Key Developments

Strategic Alternatives

In June 2022, we announced that we are reviewing potential strategic alternatives aimed at further optimizing long-term value for stockholders. The Executive Committee of our Board of Directors is overseeing the assessment process and evaluating a range of alternatives, including options for separating our Flash and HDD business units. As of December 30, 2022, we are still actively working with our financial advisors and our legal counsel in this strategic review process.

Operational and COVID-19 Pandemic Update

Macroeconomic factors such as inflation, higher interest rates and recession concerns have softened demand for our products, with certain customers reducing purchases as they adjust their production levels and right-size their inventories. As a result, we and our industry are experiencing a supply-demand imbalance, which has resulted in reduced shipments and negatively impacted pricing, particularly in Flash. We expect the market pressures on Flash pricing to continue for the next few quarters. Since the beginning of fiscal 2023, we have scaled back on capital expenditures, consolidated production lines and reduced bit growth to align with market demand and implemented measures to reduce operating expenses. This has resulted in incremental charges for Employee termination, asset impairment and other charges and manufacturing underutilization charges in HDD in the second quarter of 2023 and may impact near-term results. In addition, we have reduced wafer starts for Flash by 30% as of January 2023 and expect underutilization charges for that business unit to impact near-term results. However, we believe digital transformation will continue to drive long-term growth for data storage in both Flash and HDD and believe that the actions we are taking will position us for more profitable growth as supply and demand levels begin to balance.

We believe we have made significant progress in strengthening our product portfolio to meet our customers’ growing and evolving storage needs. Our BiCS5 based products continue to play a significant role in driving top line results across our end markets. Additionally, hard drive products utilizing OptiNAND and shingled magnetic recording (“SMR”) technologies have commenced commercial shipments and our latest 26-terabyte SMR drives are undergoing qualifications at multiple cloud and OEM customers. We continued commercial shipment of consumer flash devices based on our next generation 3D-flash technology and are beginning productization of BiCS8, which incorporates new 3D-NAND architectural innovations to deliver improved performance and cost-effectiveness. We are aware of the ongoing trends in the HDD Client market as PCs shift from using HDD to Flash technology and as a result, we have and are still undergoing actions to restructure our HDD manufacturing footprint to reflect this market dynamic, including a sharp reduction in our client hard drive production capacity.

The COVID-19 environment has begun to normalize. The responses to COVID-19 taken by ourselves and others in the supply chain contributed to increases in the costs of their services which in turn impacted our operations, but these costs have now largely been normalized in our operating results.

We will continue to actively monitor recent developments impacting our business and may take additional responsive actions that we determine to be in the best interests of our business and stakeholders. See “Adverse global or regional conditions could harm our business,” “Public health crises, including the COVID-19 pandemic, have had, and could in the future, have a negative effect on our business” and “We are dependent on a limited number of qualified suppliers who provide critical services, materials or components, and a disruption in our supply chain could negatively affect our business” in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended July 1, 2022 for more information regarding the risks we face as a result of macroeconomic conditions, the COVID-19 pandemic and supply chain disruptions.

Financing Activities

In December 2022, we amended the loan agreement governing our revolving credit facility and Term Loan A-2 to modify the leverage ratio requirements of our financial covenant through our quarter ending September 27, 2024 to provide additional financial flexibility as we navigate through the current dynamic economic environment. The amendment also accelerates the due date for amounts outstanding under the loan agreement from January 7, 2027 to November 2, 2023 if, as of that date, our cash and cash equivalents plus available unused capacity under our credit facilities does not exceed by $1 billion the sum of the outstanding balance of our 1.50% convertible notes due 2024 plus the outstanding principal amount of any other debt maturing within 12 months.

Subsequent to the end of the second quarter of 2023, on January 25, 2023, we entered into a new delayed draw term loan agreement, which allows us to draw a single unsecured loan of up to $875 million any time through June 30, 2023. Any amount drawn will be due 364 days after funding or such earlier date that conditions for acceleration of amounts due under the loan agreement have been triggered as described above. Also, on January 31, 2023, we issued an aggregate of 900,000 shares of Series A Preferred Stock for an aggregate purchase price of $900 million. We believe these transactions will provide us with greater financial flexibility to manage our business. Additional information regarding our indebtedness, including the principal repayment terms, interest rates, covenants and other key terms of our outstanding indebtedness, is included in Part I, Item 1, Note 8, Debt, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and in Part II, Item 8, Note 8, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 1, 2022. Additional information regarding the terms of our Series A Preferred Stock is included in Note 17, Subsequent Events, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Tax Resolution

As previously disclosed, we have received statutory notices of deficiency and notices of proposed adjustments from the Internal Revenue Service (“IRS”) with respect to 2008 through 2015. During 2022, new information became available which required us to re-measure our unrecognized tax benefits for this IRS matter. Additionally, during 2022, we and the IRS tentatively reached a settlement for resolving this matter. Additional information regarding this tentative settlement and our assessment of the potential tax and interest payments we expect to pay in connection with the settlement is provided in our discussion of Income tax expense in our results of operations below, as well as in Part I, Item 1, Note 13, Income Tax Expense, of the Notes to the Condensed Consolidated Financial Statements, and in the “Short- and Long-Term Liquidity-Unrecognized Tax Benefits” section below.

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

Results of Operations

Second Quarter and First Half Overview

The following table sets forth, for the periods presented, selected summary information from our Condensed Consolidated Statements of Operations by dollars and percentage of net revenue(1):

	Three Months Ended
	December 30, 2022		December 31, 2021		$ Change	% Change
	$ in millions
Revenue, net	$3,107	100.0%	$4,833	100.0%	$(1,726)	(36)%
Cost of revenue	2,579	83.0	3,250	67.2	(671)	(21)
Gross profit	528	17.0	1,583	32.8	(1,055)	(67)
Operating expenses:
Research and development	523	16.8	575	11.9	(52)	(9)
Selling, general and administrative	250	8.0	279	5.8	(29)	(10)
Employee termination, asset impairment, and other charges	76	2.4	2	—	74	3,700
Total operating expenses	849	27.3	856	17.7	(7)	(1)
Operating income (loss)	(321)	(10.3)	727	15.0	(1,048)	(144)
Interest and other income (expense):
Interest income	3	0.1	1	—	2	200
Interest expense	(73)	(2.3)	(76)	(1.6)	3	(4)
Other income (expense), net	6	0.2	(6)	(0.1)	12	(200)
Total interest and other expense, net	(64)	(2.1)	(81)	(1.7)	17	(21)
Income (loss) before taxes	(385)	(12.4)	646	13.4	(1,031)	(160)
Income tax expense	61	2.0	82	1.7	(21)	(26)
Net income (loss)	$(446)	(14.4)%	$564	11.7%	$(1,010)	(179)%

(1)    Percentages may not total due to rounding.

	Six Months Ended
	December 30, 2022		December 31, 2021		$ Change	% Change
	$ in millions
Revenue, net	$6,843	100.0%	$9,884	100.0%	$(3,041)	(31)%
Cost of revenue	5,334	77.9	6,636	67.1	(1,302)	(20)
Gross profit	1,509	22.1	3,248	32.9	(1,739)	(54)
Operating expenses:
Research and development	1,075	15.7	1,153	11.7	(78)	(7)
Selling, general and administrative	497	7.3	570	5.8	(73)	(13)
Employee termination, asset impairment, and other charges	100	1.5	20	0.2	80	400
Total operating expenses	1,672	24.4	1,743	17.6	(71)	(4)
Operating income (loss)	(163)	(2.4)	1,505	15.2	(1,668)	(111)
Interest and other income (expense):
Interest income	5	0.1	3	—	2	67
Interest expense	(143)	(2.1)	(154)	(1.6)	11	(7)
Other income (expense), net	—	—	(4)	—	4	(100)
Total interest and other expense, net	(138)	(2.0)	(155)	(1.6)	17	(11)
Income (loss) before taxes	(301)	(4.4)	1,350	13.7	(1,651)	(122)
Income tax expense	118	1.7	176	1.8	(58)	(33)
Net income (loss)	$(419)	(6.1)%	$1,174	11.9%	$(1,593)	(136)%

(1)    Percentages may not total due to rounding.

The following table sets forth, for the periods presented, a summary of our segment information:

	Three Months Ended		Six Months Ended
	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
	$ in millions
Net revenue:
Flash	$1,657	$2,620	$3,379	$5,110
HDD	1,450	2,213	3,464	4,774
Total net revenue	$3,107	$4,833	$6,843	$9,884
Gross profit:
Flash	$240	$946	$662	$1,867
HDD	300	677	874	1,469
Unallocated corporate items:
Stock-based compensation expense	(12)	(14)	(26)	(23)
Amortization of acquired intangible assets	—	(26)	(1)	(65)
Total unallocated corporate items	(12)	(40)	(27)	(88)
Consolidated gross profit	$528	$1,583	$1,509	$3,248
Gross margin:
Flash	14.5%	36.1%	19.6%	36.5%
HDD	20.7%	30.6%	25.2%	30.8%
Consolidated gross margin	17.0%	32.8%	22.1%	32.9%

The following table sets forth for the periods presented, summary information regarding our disaggregated revenue:

	Three Months Ended		Six Months Ended
	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
	($ in millions)
Revenue by End Market
Cloud	$1,224	$1,920	$3,053	$4,145
Client	1,089	1,854	2,318	3,707
Consumer	794	1,059	1,472	2,032
Total Revenue	$3,107	$4,833	$6,843	$9,884

Revenue by Geography
Asia	$1,494	$2,610	$3,180	$5,285
Americas	1,090	1,407	2,513	3,021
Europe, Middle East and Africa	523	816	1,150	1,578
Total Revenue	$3,107	$4,833	$6,843	$9,884

Comparison of Three and Six Months Ended December 30, 2022 to Three and Six Months Ended December 31, 2021

Net Revenue

The decrease in consolidated net revenue for the three and six months ended December 30, 2022 from the comparable periods in the prior year reflected decreases in exabytes sold primarily in HDD, as certain customers reduced purchases as they adjusted their production levels and right-sized their inventories and also reflected lower average selling prices primarily in Flash. These items are further discussed below in our discussion by segment.

Flash revenue decreased 37% and 34% for the three and six months ended December 30, 2022, respectively from the comparable periods in the prior year. The decline was primarily driven by a decline in average selling prices per gigabyte caused by a supply-demand imbalance, which was exacerbated by the current macroeconomic environment.

HDD revenue decreased 34% for the three months ended December 30, 2022 from the comparable period in the prior year, substantially all of which was driven by a decrease in exabytes sold. The decline in exabytes sold was primarily driven by customers primarily in our Cloud and to a lesser extent in Client and Consumer end markets due to the macroeconomic pressures noted in “Operational and COVID-19 Pandemic Update” above and our end customers right-sizing their inventories. HDD revenue decreased 27% for the six months ended December 30, 2022 from the comparable period in the prior year, primarily driven by a 22% decrease in exabytes sold as well as a decrease in the average price per gigabyte. The decrease in exabytes sold for the six-month period was largely attributable to the same factors noted above for the three-month period with pricing per gigabyte impacted by a higher mix of enterprise drives.

The decrease in Cloud revenue for the three months ended December 30, 2022 from the comparable period in the prior year reflected a decline in capacity enterprise drives sold to U.S. cloud customers, as they reduced purchases to right-size their inventories. In Client, the decrease in revenue for the three months ended December 30, 2022 from the comparable period in the prior year was primarily driven by the decline in average selling price per gigabyte in Flash and, to a lesser extent, a decline in client SSD shipments for PC applications. In Consumer, the decrease in revenue for the three months ended December 30, 2022 from the comparable period in the prior year primarily reflected the decrease in average selling price per gigabyte in Flash and to a lesser extent, a decline in retail HDD shipments.

The decreases in Cloud and Consumer revenue for the six months ended December 30, 2022 from the comparable period in the prior year primarily reflected the same drivers noted above for the three-month period, respectively. In Client, the decrease in revenue for the six months ended December 30, 2022 from the comparable period in the prior year primarily reflected a decline in average selling price per gigabyte in Flash and, to a lesser extent, a decline in both Flash and HDD shipments for PC applications, due to lower demand as a result of macroeconomic pressures.

The changes in net revenue by geography for the three and six months ended December 30, 2022 from the comparable periods in the prior year reflected a larger decline in Asia from lower Client revenue from OEMs in this region as they reduced purchases to align with current market demand, as well as routine variations in the mix of business.

Our top 10 customers accounted for 47% of our net revenue for the three months ended December 30, 2022, compared to 46% of our net revenue for the three months ended December 31, 2021. Our top 10 customers accounted for 48% of our net revenue for the six months ended December 30, 2022, compared to 44% of our net revenue for the six months ended December 31, 2021. For each of the three and six months ended December 30, 2022 and December 31, 2021, no single customer accounted for 10% or more of our net revenue.

Consistent with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. These programs represented 18% of gross revenue for each period presented. The amounts attributed to our sales incentive and marketing programs generally vary according to several factors including industry conditions, list pricing strategies, seasonal demand, competitor actions, channel mix and overall availability of products. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue.

Gross Profit and Gross Margin

Consolidated gross profit decreased by $1.06 billion for the three months ended December 30, 2022 from the comparable period in the prior year, which reflects the impact from the decrease in revenue in both Flash and HDD as well as approximately $100 million of charges in the current period related to manufacturing underutilization in HDD. Consolidated gross margin decreased 15.8 percentage points for the three months ended December 30, 2022 from the comparable period in the prior year, which primarily reflects lower average price per gigabyte in Flash and the impact of the underutilization charges in HDD. Flash gross margin decreased by 21.6 percentage points year over year, primarily reflecting the lower average selling price per gigabyte. HDD gross margin decreased by 9.9 percentage points year over year, of which the underutilization charge reflected approximately 7 percentage points with the remainder primarily driven by lower economies of scale as we tempered production.

Consolidated gross profit decreased by $1.74 billion for the six months ended December 30, 2022 from the comparable period in the prior year, which reflects the decrease in revenue in both HDD and Flash and the approximate $100 million underutilization charge in HDD during the three months ended December 30, 2022, partially offset by a $64 million decrease during the six months ended December 30, 2022 in charges related to amortization expense on acquired intangible assets, some of which became fully amortized. Consolidated gross margin decreased 10.8 percentage points for the six months ended December 30, 2022 from the comparable period in the prior year, which reflects lower gross margin in both Flash and HDD and the underutilization charges noted above. Flash and HDD gross margin decreased by 16.9 and 5.6 percentage points year over year, respectively, reflecting the same factors noted above for the three-month period.

Operating Expenses

Research and development (“R&D”) expense decreased $52 million and $78 million for the three and six months ended December 30, 2022, respectively, from the comparable periods in the prior year. The declines were primarily driven by a reduction in variable compensation expenses and material use as we took actions to reduce expenses in the current environment.

Selling, general and administrative (“SG&A”) expense decreased $29 million and $73 million for the three and six months ended December 30, 2022, respectively, from the comparable periods in the prior year. The declines were primarily driven by a reduction in expenses related to outside services, variable compensation expenses, and material use as we took actions to reduce expenses in the current environment.

Employee termination, asset impairment and other charges increased $74 million and $80 million for the three and six months ended December 30, 2022, respectively, from the comparable periods in the prior year. The increases were due to restructuring actions taken to adjust our cost structure to align with the current demand environment. For information regarding Employee termination, asset impairment and other charges, see Part I, Item 1, Note 15, Employee Termination, Asset Impairment, and Other Charges of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Interest and Other Income (Expense)

Total interest and other expense, net decreased $17 million for each of the three and six months ended December 30, 2022 from the comparable periods in the prior year reflecting lower foreign exchange losses and lower interest expense resulting from the pay-down of principal on our debt.

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

The following table sets forth income tax information from our Condensed Consolidated Statements of Operations by dollar and effective tax rate:

	Three Months Ended		Six Months Ended
	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
	$ in millions
Income (loss) before taxes	$(385)	$646	$(301)	$1,350
Income tax expense	61	82	118	176
Effective tax rate	(16)%	13%	(39)%	13%

Beginning in fiscal year 2023, the 2017 Act requires us to capitalize and amortize R&D expenses rather than expensing them in the year incurred. The tax effects related to the capitalization of R&D expenses are included in the effective tax rate for the three and six months ended December 30, 2022, but did not have a material impact on our effective tax rate. The primary drivers of the difference between the effective tax rate for the three and six months ended December 30, 2022 and the U.S. Federal statutory rate of 21% are the relative mix of earnings and losses by jurisdiction, the deduction for foreign derived intangible income, credits, and tax holidays in Malaysia, the Philippines and Thailand that will expire at various dates during fiscal years 2024 through 2031.

The primary drivers of the difference between the effective tax rate for the three and six months ended December 31, 2021 and the U.S. Federal statutory rate of 21% are the relative mix of earnings and losses by jurisdiction, the deduction for foreign derived intangible income, credits, and tax holidays in Malaysia, the Philippines and Thailand that will expire at various dates during fiscal years 2024 through 2031. In addition, the effective tax rate for the three and six months ended December 31, 2021 included the discrete effect of an increase to unrecognized tax benefits of $8 million and $25 million, respectively, as a result of ongoing discussions with various taxing authorities.

Our future effective tax rate is subject to future regulatory developments and changes in the mix of our U.S. earnings compared to foreign earnings. The 2017 Act requires us to capitalize and amortize R&D expenses rather than expensing them in the year incurred. As described above, these capitalized expenses are included in our effective tax rate for the three and six months ended December 30, 2022, but did not have a material impact on the effective tax rate in those periods due to our reduced profitability. Mandatory capitalization of R&D is expected to materially increase our effective tax rate and taxes paid in future periods, if not repealed or otherwise modified. In addition, our total tax expense in future years may also vary as a result of discrete items such as excess tax benefits or deficiencies.

For additional information regarding Income tax expense, see Part I, Item 1, Note 13, Income Tax Expense, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

The following table summarizes our statements of cash flows:

	Six Months Ended
	December 30, 2022	December 31, 2021
	(in millions)
Net cash provided by (used in):
Operating activities	$41	$1,187
Investing activities	(482)	(569)
Financing activities	(12)	(1,456)
Effect of exchange rate changes on cash	(3)	(1)
Net decrease in cash and cash equivalents	$(456)	$(839)

We and the IRS tentatively reached a basis for resolving the statutory notices of deficiency and notices of proposed adjustments with respect to fiscal years 2008 through 2015. We currently expect to pay tax and interest totaling approximately $720 million to $760 million, which we expect to be partially offset by future reductions to our mandatory deemed repatriation tax obligations and tax savings from interest deductions aggregating to approximately $100 million to $150 million. See Part I, Item 1, Note 13, Income Tax Expense, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further details.

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

We believe our cash, cash equivalents and cash generated from operations as well as our available credit facilities, including the availability under our new delayed term loan agreement and the proceeds from the issuance of our Series A Preferred Stock as discussed in “Key Developments - Financing Activities”, will be sufficient to satisfy our IRS obligation and meet our working capital, debt and capital expenditure needs for at least the next twelve months and for the foreseeable future thereafter. We believe we can also access the various debt capital markets to further supplement our liquidity position. Our ability to sustain our working capital position is subject to a number of risks that we discuss in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended July 1, 2022.

As noted previously, we are scaling back on capital expenditures and consolidating production lines and reducing bit growth to align with market demand. We are now reducing our expected expenditures for property, plant and equipment for our company plus our portion of the capital expenditures by our Flash Ventures joint venture with Kioxia for its operations from our previous estimate of an aggregate of $2.7 billion down to $2.3 billion for 2023. After consideration of the Flash Ventures’ lease financing of its capital expenditures and net operating cash flow, we have reduced the expected net cash used for our purchases of property, plant and equipment and net activity in notes receivable relating to Flash Ventures from a cash outflow of $1.3 billion to an amount below $1 billion during 2023. The total expected cash to be used could vary depending on the timing and completion of various capital projects and the availability, timing and terms of related financing.

A total of $1.33 billion and $1.84 billion of our Cash and cash equivalents was held by our foreign subsidiaries as of December 30, 2022 and December 31, 2021, respectively. There are no material tax consequences that were not previously accrued for on the repatriation of this cash.

Our cash equivalents are primarily invested in money market funds that invest in U.S. Treasury securities and U.S. Government agency securities. In addition, from time to time, we also invest directly in certificates of deposit, asset backed securities and corporate and municipal notes and bonds.

Operating Activities

Cash flow from operating activities primarily consists of net income, adjusted for non-cash charges, plus or minus changes in operating assets and liabilities. This represents our principal source of cash. Net cash used for changes in operating assets and liabilities was $257 million for the six months ended December 30, 2022, as compared to $715 million for the six months ended December 31, 2021, which largely reflects the reduction in volume of our business. Changes in our operating assets and liabilities are largely affected by our working capital requirements, which are dependent on our volume of business and the effective management of our cash conversion cycle as well as timing of payments for taxes. Our cash conversion cycle measures how quickly we can convert our products into cash through sales. The cash conversion cycles were as follows (in days):

	Three Months Ended
	December 30, 2022	December 31, 2021
Days sales outstanding	56	52
Days in inventory	133	102
Days payables outstanding	(55)	(68)
Cash conversion cycle	134	86

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

For the three months ended December 30, 2022, DSO increased by 4 days from the comparable period in the prior year, primarily reflecting the timing of shipments and customer collections. DIO increased by 31 days from the comparable period in the prior year primarily reflecting a decline in products shipped. DPO decreased by 13 days from the comparable period in the prior year primarily due to reductions in capital expenditures and HDD production levels as well as routine variations in the timing of purchases and payments during the period. We have seen no significant deterioration in our receivables as a result of COVID-19 or other market conditions.

Investing Activities

Net cash used in investing activities for the six months ended December 30, 2022 primarily consisted of $578 million in capital expenditures partially offset by a $82 million net decrease in notes receivable issuances to Flash Ventures. Net cash used in investing activities for the six months ended December 31, 2021 primarily consisted of $551 million in capital expenditures and a $17 million net increase in notes receivable issuances to Flash Ventures.

Financing Activities

During the six months ended December 30, 2022, cash flows from financing activities primarily consisted of $55 million used for taxes paid on vested stock awards under employee stock plans, partially offset by $48 million from the issuance of stock under employee stock plans. In addition, we drew and repaid $1.18 billion under our revolving credit facility within the period. Cash used in financing activities for the six months ended December 31, 2021 primarily consisted of $2.43 billion for repayment of debt, as well as $80 million for taxes paid on vested stock awards under employee stock plans offset by proceeds of $998 million from the issuance of new debt, and $60 million from the issuance of stock under employee stock plans.

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

Short- and Long-term Liquidity

Material Cash Requirements

In addition to cash requirements for unrecognized tax benefits discussed below, the following is a summary of our known material cash requirements, including those for capital expenditures, as of December 30, 2022:

	Total	1 Year (Remaining Six Months of 2023)	2-3 Years (2024-2025)	4-5 Years (2026-2027)	More than 5 Years (Beyond 2027)
	(in millions)
Long-term debt, including current portion(1)	$7,100	$—	$1,363	$4,738	$999
Interest on debt	1,256	154	609	387	106
Flash Ventures related commitments(2)	5,274	1,950	2,545	913	(134)
Operating leases	344	24	91	82	147
Purchase obligations and other commitments	3,613	2,591	773	99	150
Mandatory Deemed Repatriation Tax	657	—	402	255	—
Total	$18,244	$4,719	$5,783	$6,474	$1,268

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

Debt

In addition to our existing debt, as of December 30, 2022, we had $2.25 billion available for borrowing under our revolving credit facility until January 2027, subject to customary conditions under the loan agreement. Furthermore, we entered into a delayed draw term loan agreement as noted in “Key Developments - Financing Activities” which provides us with an additional $875 million unsecured term loan available to borrow through June 30, 2023, subject to customary conditions and certain financial covenants under the loan agreement. The agreements governing these credit facilities each include limits on secured indebtedness and certain types of unsecured subsidiary indebtedness and require certain of our subsidiaries to provide guarantees to the extent the conditions providing for such guarantees are met. Additional information regarding our indebtedness, including information about principal repayment terms, interest rates, covenants and other key terms of our outstanding indebtedness, is included in Part II, Item 8, Note 8, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended July 1, 2022. Our delayed draw term loan agreement and the loan agreement governing our revolving credit facility and our Term Loan A-2 due 2027 require us to comply with a leverage ratio financial covenant. As of December 30, 2022, we were in compliance with the applicable financial covenant.

Flash Ventures

Flash Ventures sells to and leases back from a consortium of financial institutions a portion of its tools and has entered into equipment lease agreements of which we guarantee half or all of the outstanding obligations under each lease agreement. The leases are subject to customary covenants and cancellation events that relate to Flash Ventures and each of the guarantors. The occurrence of a cancellation event could result in an acceleration of the lease obligations and a call on our guarantees. As of December 30, 2022, we were in compliance with all covenants under these Japanese lease facilities. See Part I, Item 1, Note 10, Related Parties and Related Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding Flash Ventures.

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

Mandatory Deemed Repatriation Tax

The following is a summary of our estimated mandatory deemed repatriation tax obligations that are payable in the following years:

December 30, 2022
(in millions)
2024	$199
2025	203
2026	255
Total	$657

For additional information regarding our estimate of the total tax liability for the mandatory deemed repatriation tax, see Part II, Item 8, Note 13, Income Tax Expense, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended June 28, 2019.

Unrecognized Tax Benefits

As of December 30, 2022, the liability for unrecognized tax benefits (excluding accrued interest and penalties) was $1.04 billion. Accrued interest and penalties related to unrecognized tax benefits are recognized in liabilities for uncertain tax positions and are recorded in the provision for income taxes. Accrued interest and penalties included in our liability related to unrecognized tax benefits as of December 30, 2022 was $279 million. Of these amounts, approximately $1.18 billion could result in potential cash payments.

As previously disclosed, the IRS issued statutory notices of deficiency and notices of proposed adjustments with respect to transfer pricing with our foreign subsidiaries and intercompany payable balances for years 2008 through 2015. In September 2018 and March 2019, we filed petitions with the U.S. Tax Court covering years 2008 through 2012, for which we had received statutory notices of deficiency, while years 2013 through 2015 remain in the jurisdiction of the IRS’s Examination function. The IRS has filed various Amendments to Answer with the U.S. Tax Court which, together with the notices of proposed adjustments, would result in additional federal income tax liabilities totaling approximately $1.6 billion and penalties totaling $449 million with respect to years 2008 through 2015. In May 2022, we and the IRS tentatively reached a settlement for resolving the statutory notices of deficiency and notices of proposed adjustments with respect to years 2008 through 2015 subject to the parties entering into final stipulations and a closing agreement. Based on the tentative settlement for resolution, we now expect to pay tax and interest totaling approximately $720 million to $760 million, which we expect to be partially offset by future reductions to our mandatory deemed repatriation tax obligations and tax savings from interest deductions aggregating to approximately $100 million to $150 million. While we continue to work with the IRS to come to a final agreement on the federal tax and interest calculations, we are uncertain as to when a final agreement will be reached and the exact timing of when any payments will be made. However, we believe it is reasonably likely that these payments may be made within the next twelve months and we have classified that portion of these unrecognized tax benefits, including interest in Income taxes payable on our Condensed Consolidated Balance Sheets as of December 30, 2022. This classification and amount may be subject to change in the next twelve months depending on when we are able to reach a final agreement with the IRS.

Mandatory Research and Development Expense Capitalization

Beginning in 2023, the 2017 Act requires us to capitalize and amortize R&D expenses rather than expensing them in the year incurred, which is expected to result in materially higher cash tax payments in future periods, if not repealed or otherwise modified.

Interest Rate Swap

We have generally held a balance of fixed and variable rate debt and periodically have used interest rate swaps to hedge a portion of our fixed rate debt. As of December 30, 2022, our only variable rate debt outstanding was our Term Loan A-2 on which we had pay-fixed interest rate swaps of $2 billion notional amount that would mitigate the impact of fluctuations in variable interest rates on this loan only through February 2023. See Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risks included in this in this Quarterly Report on Form 10-Q for additional information.

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

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program for the repurchase of up to $5.0 billion of our common stock, which authorization is effective through July 25, 2023. We did not make any stock repurchases during the six months ended December 30, 2022 and have not repurchased any shares of our common stock pursuant to our stock repurchase program since the first quarter of fiscal 2019. Although we will reevaluate the repurchasing of our common stock when appropriate, there can be no assurance if, when or at what level we may resume such activity. The remaining amount available to be repurchased under our current stock repurchase program as of December 30, 2022 was $4.5 billion. Repurchases under the stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan.

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

There have been no material changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10‑K for the year ended July 1, 2022. Please refer to Part II, Item 7 of our Annual Report on Form 10‑K for the year ended July 1, 2022 for a discussion of our critical accounting policies and estimates. In addition, as disclosed in Part I, Item 1, Note 3, Business Segments, Geographic Information, and Concentrations of Risk, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, as of December 30, 2022, our management identified several factors that warranted a quantitative analysis of impairment for both the Flash and HDD reporting units as of that date. Please refer to that disclosure for additional information on the estimates included in our assessment.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Except as disclosed below, there have been no material changes to our market risk during the six months ended December 30, 2022. See Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risks in our Annual Report on Form 10-K for the year ended July 1, 2022 for further information about our exposure to market risk.

Foreign Currency Risk

Due to macroeconomic changes and volatility experienced in the foreign exchange market recently, we believe sensitivity analysis is more informative in representing the potential impact to the portfolio as a result of market movement. Therefore, we have performed sensitivity analyses as of December 30, 2022 and July 1, 2022 using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our foreign currency derivative contracts used to offset the underlying exposures. The foreign currency exchange rates used in performing the sensitivity analyses were based on market rates in effect at December 30, 2022 and July 1, 2022. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar would result in a foreign exchange fair value loss of $342 million and $306 million at December 30, 2022 and July 1, 2022, respectively.

Interest Rate Risk

We have generally held a balance of fixed and variable rate debt. As of December 30, 2022, our only variable rate debt outstanding was our Term Loan A-2, which bears interest, at the Company’s option, at a per annum rate equal to either (x) the Adjusted Term Secured Overnight Financing Rate (“SOFR”) (as defined in the Loan Agreement) plus an applicable margin varying from 1.125% to 2.000% or (y) a base rate plus an applicable margin varying from 0.125% to 1.000%, in each case depending on the corporate family ratings of the Company from at least two of Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. and Fitch Ratings, Inc., with an initial interest rate of Adjusted Term SOFR plus 1.375%.

As of December 30, 2022, the outstanding balance on our Term Loan A-2 was $2.7 billion and a one percent increase in the variable rate of interest would increase annual interest expense by $27 million. We currently have pay-fixed interest rate swaps of $2 billion notional amount that would mitigate the impact of fluctuations in variable interest rates only through February 2023.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the second quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 8, 2006)
3.2	Amended and Restated By-Laws of Western Digital Corporation, as amended effective as of February 10, 2021 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on February 12, 2021)
10.1	Western Digital Corporation Amended and Restated 2021 Long-Term Incentive Plan, amended and restated as of August 25, 2022 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on November 18, 2022)*
10.2	Western Digital Corporation Amended and Restated 2005 Employee Stock Purchase Plan, amended and restated as of August 25, 2022 (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on November 18, 2022)*
10.3	Amendment No. 1, dated as of December 23, 2022, to the Amended and Restated Loan Agreement, dated as of January 7, 2022, by and among Western Digital Corporation, each lender party thereto, J.P. Morgan Chase Bank, N.A. as Administrative Agent and the other parties thereto (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on December 23, 2022)
10.4	Loan Agreement, dated as of January 25, 2023, by and among Western Digital Corporation, each lender party thereto, J.P. Morgan Chase Bank, N.A. as administrative agent and the other parties thereto (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No.1-08703) with the Securities and Exchange Commission on January 31, 2023)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

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
Dated: February 2, 2023