Form 10-Q
period 2023-03-31
WESTERN DIGITAL CORP
filed 2023-05-10
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of the close of business on April 26, 2023, 319,937,433 shares of common stock, par value $0.01 per share, were outstanding.

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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning: expectations regarding the impact of the network security incident; the global macroeconomic environment; expectations regarding supply chain conditions and constraints; expectations regarding demand trends and market conditions for our products and expected future financial performance; expectations regarding our product momentum and product development and technology plans; expectations regarding capital expenditure plans and investments, including relating to our Flash Ventures joint venture with Kioxia Corporation (“Kioxia”), and sources of funding for those expenditures; expectations regarding our effective tax rate and our unrecognized tax benefits; and our beliefs regarding the sufficiency of our available liquidity to meet our working capital, debt and capital expenditure needs.

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
•compromise, damage or interruption from cybersecurity incidents or other data or system security risks;
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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	March 31, 2023	July 1, 2022
ASSETS
Current assets:
Cash and cash equivalents	$2,220	$2,327
Accounts receivable, net	1,591	2,804
Inventories	3,979	3,638
Other current assets	693	684
Total current assets	8,483	9,453
Property, plant and equipment, net	3,668	3,670
Notes receivable and investments in Flash Ventures	1,379	1,396
Goodwill	10,041	10,041
Other intangible assets, net	97	213
Other non-current assets	1,483	1,486
Total assets	$25,151	$26,259
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,307	$1,902
Accounts payable to related parties	265	320
Accrued expenses	1,158	1,636
Income taxes payable	1,013	869
Accrued compensation	343	510
Current portion of long-term debt	1,175	—
Total current liabilities	5,261	5,237
Long-term debt	5,898	7,022
Other liabilities	1,505	1,779
Total liabilities	12,664	14,038
Commitments and contingencies (Notes 10, 11, 13 and 16)
Convertible preferred stock, $0.01 par value; authorized — 5 shares; issued and outstanding — 0.9 shares and 0 shares, respectively	876	—
Shareholders’ equity:
Common stock, $0.01 par value; authorized — 450 shares; issued and outstanding — 320 shares and 315 shares, respectively	3	3
Additional paid-in capital	3,831	3,733
Accumulated other comprehensive loss	(362)	(554)
Retained earnings	8,139	9,039
Total shareholders’ equity	11,611	12,221
Total liabilities, convertible preferred stock and shareholders’ equity	$25,151	$26,259

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Revenue, net	$2,803	$4,381	$9,646	$14,265
Cost of revenue	2,517	3,200	7,851	9,836
Gross profit	286	1,181	1,795	4,429
Operating expenses:
Research and development	476	572	1,551	1,725
Selling, general and administrative	242	281	739	851
Employee termination, asset impairment, and other charges	40	4	140	24
Total operating expenses	758	857	2,430	2,600
Operating income (loss)	(472)	324	(635)	1,829
Interest and other income (expense):
Interest income	10	1	15	4
Interest expense	(80)	(75)	(223)	(229)
Other income, net	13	12	13	8
Total interest and other expense, net	(57)	(62)	(195)	(217)
Income (loss) before taxes	(529)	262	(830)	1,612
Income tax expense	43	237	161	413
Net income (loss)	(572)	25	(991)	1,199
Less: cumulative dividends allocated to preferred shareholders	9	—	9	—
Net income (loss) attributable to common shareholders	$(581)	$25	$(1,000)	$1,199

Income (loss) per common share:
Basic	$(1.82)	$0.08	$(3.14)	$3.84
Diluted	$(1.82)	$0.08	$(3.14)	$3.79

Weighted average shares outstanding:
Basic	319	313	318	312
Diluted	319	316	318	316

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Net income (loss)	$(572)	$25	$(991)	$1,199
Other comprehensive income (loss), before tax:
Actuarial pension gain (loss)	(1)	1	(1)	2
Foreign currency translation adjustment	(7)	(82)	8	(123)
Net unrealized gain (loss) on derivative contracts and available-for-sale securities	21	(74)	233	(51)
Total other comprehensive income (loss), before tax	13	(155)	240	(172)
Income tax benefit (expense) related to items of other comprehensive income (loss), before tax	(6)	15	(48)	12
Other comprehensive income (loss), net of tax	7	(140)	192	(160)
Total comprehensive income (loss)	$(565)	$(115)	$(799)	$1,039

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	March 31, 2023	April 1, 2022
Cash flows from operating activities
Net income (loss)	$(991)	$1,199
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	643	708
Stock-based compensation	246	249
Deferred income taxes	34	41
Gain on disposal of assets	(7)	(14)
Non-cash portion of asset impairment	18	—
Amortization of debt issuance costs and discounts	9	34
Other non-cash operating activities, net	6	42
Changes in:
Accounts receivable, net	1,213	(96)
Inventories	(341)	(45)
Accounts payable	(442)	(100)
Accounts payable to related parties	(54)	(2)
Accrued expenses	(484)	2
Income taxes payable	144	(50)
Accrued compensation	(169)	(149)
Other assets and liabilities, net	(165)	(234)
Net cash (used in) provided by operating activities	(340)	1,585
Cash flows from investing activities
Purchases of property, plant and equipment	(702)	(842)
Proceeds from the sale of property, plant and equipment	14	13
Notes receivable issuances to Flash Ventures	(496)	(496)
Notes receivable proceeds from Flash Ventures	542	519
Strategic investments and other, net	22	(16)
Net cash used in investing activities	(620)	(822)
Cash flows from financing activities
Issuance of stock under employee stock plans	49	62
Taxes paid on vested stock awards under employee stock plans	(69)	(85)
Net proceeds from convertible preferred stock	882	—
Repayments of debt	(1,180)	(3,471)
Proceeds from debt	1,180	1,894
Debt issuance costs	(6)	(23)
Net cash provided by (used in) financing activities	856	(1,623)
Effect of exchange rate changes on cash	(3)	(5)
Net decrease in cash and cash equivalents	(107)	(865)
Cash and cash equivalents, beginning of year	2,327	3,370
Cash and cash equivalents, end of period	$2,220	$2,505
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$181	$376
Cash paid for interest	$252	$221
Noncash exchange of TLA-1 notes for TLA-2 notes	$—	$2,104

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at July 1, 2022	—	$—	315	$3	$3,733	$(554)	$9,039	$12,221
Net income	—	—	—	—	—	—	27	27
Adoption of new accounting standards	—	—	—	—	(128)	—	91	(37)
Employee stock plans	—	—	3	—	(50)	—	—	(50)
Stock-based compensation	—	—	—	—	86	—	—	86
Foreign currency translation adjustment	—	—	—	—	—	(80)	—	(80)
Net unrealized loss on derivative contracts	—	—	—	—	—	(60)	—	(60)
Balance at September 30, 2022	—	—	318	3	3,641	(694)	9,157	12,107
Net loss	—	—	—	—	—	—	(446)	(446)
Employee stock plans	—	—	1	—	43	—	—	43
Stock-based compensation	—	—	—	—	86	—	—	86
Foreign currency translation adjustment	—	—	—	—	—	97	—	97
Net unrealized gain on derivative contracts	—	—	—	—	—	228	—	228
Balance at December 30, 2022	—	—	319	3	3,770	(369)	8,711	12,115
Net loss	—	—	—	—	—	—	(572)	(572)
Issuance of convertible preferred stock, net of issuance costs	1	876	—	—	—	—	—	—
Employee stock plans	—	—	1	—	(13)	—	—	(13)
Stock-based compensation	—	—	—	—	74	—	—	74
Actuarial pension gain	—	—	—	—	—	(1)	—	(1)
Foreign currency translation adjustment	—	—	—	—	—	(8)	—	(8)
Net unrealized gain on derivative contracts	—	—	—	—	—	16	—	16
Balance at March 31, 2023	1	$876	320	$3	$3,831	$(362)	$8,139	$11,611

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at July 2, 2021	312	$3	(4)	$(232)	$3,608	$(197)	$7,539	$10,721
Net income	—	—	—	—	—	—	610	610
Employee stock plans	—	—	3	207	(283)	—	—	(76)
Stock-based compensation	—	—	—	—	76	—	—	76
Actuarial pension gain	—	—	—	—	—	1	—	1
Foreign currency translation adjustment	—	—	—	—	—	4	—	4
Net unrealized gain on derivative contracts	—	—	—	—	—	25	—	25
Balance at October 1, 2021	312	3	(1)	(25)	3,401	(167)	8,149	11,361
Net income	—	—	—	—	—	—	564	564
Employee stock plans	1	—	1	25	31	—	—	56
Stock-based compensation	—	—	—	—	87	—	—	87
Foreign currency translation adjustment	—	—	—	—	—	(45)	—	(45)
Net unrealized loss on derivative contracts	—	—	—	—	—	(5)	—	(5)
Balance at December 31, 2021	313	3	—	—	3,519	(217)	8,713	12,018
Net income	—	—	—	—	—	—	25	25
Employee stock plans	—	—	—	—	(5)	—	—	(5)
Stock-based compensation	—	—	—	—	86	—	—	86
Actuarial pension gain	—	—	—	—	—	1	—	1
Foreign currency translation adjustment	—	—	—	—	—	(82)	—	(82)
Net unrealized gain on derivative contracts	—	—	—	—	—	(59)	—	(59)
Balance at April 1, 2022	313	$3	—	$—	$3,600	$(357)	$8,738	$11,984

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Organization and Basis of Presentation

Western Digital Corporation (“Western Digital” or the “Company”) is a leading developer, manufacturer, and provider of data storage devices and solutions based on both flash-based products (“Flash”) and hard disk drives (“HDD”) technologies. With dedicated Flash and HDD business units driving advancements in storage technologies, the Company creates and drives innovations needed to help customers capture, preserve, access, and transform an ever-increasing diversity of data.

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

Segment Reporting

The Company manufactures, markets, and sells data storage devices and solutions in the United States (“U.S.”) and in foreign countries through its sales personnel, dealers, distributors, retailers, and subsidiaries. The Company manages and reports under two reportable segments: Flash and HDD.

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

Income (Loss) per Common Share

The Company computes net income (loss) per common share using a two-class method when shares are issued that meet the definition of participating securities. The two-class method determines net income (loss) per common share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires undistributed earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company’s convertible preferred stock contractually entitles the holders of such shares to participate in dividends but does not contractually require the holders of such shares to participate in the Company’s losses.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In September 2022, the FASB issued ASU No. 2022-04, “Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations”. This guidance requires annual and interim disclosures for entities that use supplier finance programs in connection with the purchase of goods and services. The ASU is effective for fiscal years beginning after December 15, 2022, which for the Company is the first quarter of 2024, with early adoption permitted, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. The Company is currently evaluating the extent of the impact of this ASU on its Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3.    Business Segments, Geographic Information, and Concentrations of Risk

The following table summarizes the operating performance of the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
	$ in millions
Net revenue:
Flash	$1,307	$2,243	$4,686	$7,353
HDD	1,496	2,138	4,960	6,912
Total net revenue	$2,803	$4,381	$9,646	$14,265
Gross profit:
Flash	$(65)	$798	$597	$2,665
HDD	363	592	1,237	2,061
Total gross profit for segments	298	1,390	1,834	4,726
Unallocated corporate items:
Stock-based compensation expense	(12)	(13)	(38)	(36)
Amortization of acquired intangible assets	—	—	(1)	(65)
Contamination related charges	—	(203)	—	(203)
Recoveries from a power outage incident	—	7	—	7
Total unallocated corporate items	(12)	(209)	(39)	(297)
Consolidated gross profit	$286	$1,181	$1,795	$4,429
Gross margin:
Flash	(5.0)%	35.6%	12.7%	36.2%
HDD	24.3%	27.7%	24.9%	29.8%
Consolidated gross margin	10.2%	27.0%	18.6%	31.0%

Disaggregated Revenue

The Company’s broad portfolio of technology and products address multiple end markets. Cloud is comprised primarily of products for public or private cloud environments and end customers, which the Company believes it is uniquely positioned to address as the only provider of both Flash and HDD. Through the Client end market, the Company provides its original equipment manufacturer (“OEM”) and channel customers a broad array of high-performance flash and hard drive solutions across personal computer, mobile, gaming, automotive, virtual reality headsets, at-home entertainment, and industrial spaces. The Consumer end market is highlighted by the Company’s broad range of retail and other end-user products, which capitalize on the strength of the Company’s product brand recognition and vast points of presence around the world.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company’s disaggregated revenue information is as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
	(in millions)
Revenue by End Market
Cloud	$1,205	$1,774	$4,258	$5,919
Client	975	1,732	3,293	5,439
Consumer	623	875	2,095	2,907
Total Revenue	$2,803	$4,381	$9,646	$14,265

Revenue by Geography
Asia	$1,353	$2,400	$4,533	$7,685
Americas	935	1,377	3,448	4,398
Europe, Middle East and Africa	515	604	1,665	2,182
Total Revenue	$2,803	$4,381	$9,646	$14,265

The Company’s top 10 customers accounted for 49% and 45% of its net revenue for the three and nine months ended March 31, 2023, respectively, and 44% and 43% of its net revenue for the three and nine months ended April 1, 2022, respectively. For the three and nine months ended March 31, 2023 and April 1, 2022, no single customer accounted for 10% or more of the Company’s net revenue.

Goodwill

The following table provides a summary of goodwill activity for the period:

	Flash	HDD	Total
	(in millions)
Balance at July 1, 2022	$5,718	$4,323	$10,041
Foreign currency translation adjustment	—	—	—
Balance at March 31, 2023	$5,718	$4,323	$10,041

Goodwill is not amortized. Instead, it is tested for impairment annually as of the beginning of the Company’s fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. The Company uses qualitative factors to determine whether goodwill is more-likely-than-not impaired and whether a quantitative test for impairment is considered necessary. If the Company concludes from the qualitative assessment that goodwill is more-likely-than-not-impaired, the Company is required to perform a quantitative approach to determine the amount of impairment.

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

Management performed a goodwill impairment assessment for both reporting units as of the third quarter ended March 31, 2023. The assessment considered the continuing macroeconomic environment, industry conditions, reporting unit performance and revised forecasts, and determined there were no events or circumstances from prior quarter’s quantitative assessment that rise to a level that would more-likely-than-not reduce the fair value of the reporting units below their carrying value; therefore, no quantitative goodwill impairment analysis was performed. There were no impairment charges recorded for the three and nine months ended March 31, 2023.

The Company is required to use judgment when assessing goodwill for impairment, including evaluating the impact of industry and macroeconomic conditions, the determination of the fair value of each reporting unit and the assignment of assets and liabilities to reporting units. In addition, the estimates used to determine the fair value of reporting units as well as their actual carrying value may change based on future changes in the Company’s results of operations, macroeconomic conditions or other factors. Changes in these estimates could materially affect the Company’s assessment of the fair value and goodwill impairment. In addition, if negative macroeconomic conditions continue or worsen or the Company’s stock price decreases for a sustained period of time, goodwill could become impaired, which could result in an impairment charge and materially adversely affect the Company’s financial condition and results of operations.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4.    Revenues

Contract assets represent the Company’s rights to consideration where performance obligations are completed but the customer payments are not due until another performance obligation is satisfied. The Company did not have any contract assets as of either March 31, 2023 or July 1, 2022. Contract liabilities relate to customers’ payments in advance of performance under the contract and primarily relate to remaining performance obligations under professional service and support and maintenance contracts. Contract liabilities as of March 31, 2023 and July 1, 2022 and changes in contract liabilities for the nine months ended March 31, 2023 and April 1, 2022 were not material.

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

The Company applies the practical expedients and does not disclose transaction price allocated to the remaining performance obligations for (i) arrangements that have an original expected duration of one year or less, which mainly consist of the support and maintenance contracts, and (ii) variable consideration amounts for sale-based or usage-based royalties for intellectual property license arrangements, which typically range longer than one year. Remaining performance obligations are mainly attributed to right-to-access patent license arrangements, professional service arrangements and customer support and service contracts which will be recognized over the remaining contract period. The transaction price allocated to the remaining performance obligations as of March 31, 2023 was not material.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5.    Supplemental Financial Statement Data

Accounts receivable, net

From time to time, in connection with factoring agreements, the Company sells trade accounts receivable without recourse to third party purchasers in exchange for cash. During the nine months ended March 31, 2023 and April 1, 2022, the Company sold trade accounts receivable aggregating $626 million and $100 million, respectively. The discounts on the trade accounts receivable sold were not material and were recorded within Other income, net in the Condensed Consolidated Statements of Operations. As of March 31, 2023 and July 1, 2022, the amount of factored receivables that remained outstanding was $235 million and $300 million, respectively.

Inventories

	March 31, 2023	July 1, 2022
	(in millions)
Inventories:
Raw materials and component parts	$2,204	$1,603
Work-in-process	1,025	1,162
Finished goods	750	873
Total inventories	$3,979	$3,638

Property, plant and equipment, net

	March 31, 2023	July 1, 2022
	(in millions)
Property, plant and equipment:
Land	$269	$269
Buildings and improvements	1,957	1,920
Machinery and equipment	8,716	8,642
Computer equipment and software	510	494
Furniture and fixtures	55	54
Construction-in-process	756	591
Property, plant and equipment, gross	12,263	11,970
Accumulated depreciation	(8,595)	(8,300)
Property, plant and equipment, net	$3,668	$3,670

Other Intangible assets, net

	March 31, 2023	July 1, 2022
	(in millions)
Other Intangible assets:
Finite-lived intangible assets	$5,493	$5,493
In-process research and development	80	80
Accumulated amortization	(5,476)	(5,360)
Other Intangible assets, net	$97	$213

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Product warranty liability

Changes in the warranty accrual were as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
	(in millions)
Warranty accrual, beginning of period	$289	$351	$345	$363
Charges to operations	26	35	83	111
Utilization	(43)	(20)	(137)	(71)
Changes in estimate related to pre-existing warranties	—	(11)	(19)	(48)
Warranty accrual, end of period	$272	$355	$272	$355

The current portion of the warranty accrual is classified in Accrued expenses and the long-term portion is classified in Other liabilities as noted below:

	March 31, 2023	July 1, 2022
	(in millions)
Warranty accrual:
Current portion (included in Accrued expenses)	$117	$162
Long-term portion (included in Other liabilities)	155	183
Total warranty accrual	$272	$345

Other liabilities

	March 31, 2023	July 1, 2022
	(in millions)
Other liabilities:
Non-current net tax payable	$462	$659
Non-current portion of unrecognized tax benefits	439	477
Other non-current liabilities	604	643
Total other liabilities	$1,505	$1,779

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accumulated other comprehensive loss

Accumulated other comprehensive loss (“AOCI”), net of tax refers to expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income. The following table illustrates the changes in the balances of each component of AOCI:

	Actuarial Pension Losses	Foreign Currency Translation Adjustment	Unrealized Losses on Derivative Contracts	Total Accumulated Comprehensive Loss
	(in millions)
Balance at July 1, 2022	$(11)	$(277)	$(266)	$(554)
Other comprehensive income before reclassifications	(1)	8	(17)	(10)
Amounts reclassified from accumulated other comprehensive loss	—	—	250	250
Income tax benefit related to items of other comprehensive loss	—	1	(49)	(48)
Net current-period other comprehensive income	(1)	9	184	192
Balance at March 31, 2023	$(12)	$(268)	$(82)	$(362)

During the three and nine months ended March 31, 2023, the amounts reclassified out of AOCI were losses related to foreign exchange contracts and gains related to interest rate swap contracts. Losses reclassified out of AOCI related to foreign exchange contracts were $79 million and $260 million for the three and nine months ended March 31, 2023, respectively, that were substantially charged to Cost of revenue in the Condensed Consolidated Statements of Operations. Gains reclassified out of AOCI related to interest rate swap contracts were $6 million and $10 million for the three and nine months ended March 31, 2023, respectively, that were charged to Interest expense in the Condensed Consolidated Statements of Operations.

As of March 31, 2023, substantially all existing net losses related to cash flow hedges recorded in AOCI are expected to be reclassified to earnings within the next twelve months. In addition, as of March 31, 2023, the Company did not have any foreign exchange forward contracts with credit-risk-related contingent features.

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

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and July 1, 2022, and indicate the fair value hierarchy of the valuation techniques utilized to determine such values:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents - Money market funds	$146	$—	$—	$146
Foreign exchange contracts	—	72	—	72
Total assets at fair value	$146	$72	$—	$218
Liabilities:
Foreign exchange contracts	$—	$46	$—	$46
Total liabilities at fair value	$—	$46	$—	$46

	July 1, 2022
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents - Money market funds	$266	$—	$—	$266
Foreign exchange contracts	—	61	—	61
Interest rate swap contracts	—	3	—	3
Total assets at fair value	$266	$64	$—	$330
Liabilities:
Foreign exchange contracts	$—	$316	$—	$316
Total liabilities at fair value	$—	$316	$—	$316

During the periods presented, the Company had no transfers of financial assets and liabilities between levels and there were no changes in valuation techniques or the inputs used in the fair value measurement.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Financial Instruments Not Carried at Fair Value

For financial instruments where the carrying value (which includes principal adjusted for any unamortized issuance costs, and discounts or premiums) differs from fair value (which is based on quoted market prices), the following table represents the related carrying value and fair value for each of the Company’s outstanding financial instruments. Each of the financial instruments presented below was categorized as Level 2 for all periods presented, based on the frequency of trading immediately prior to the end of the third quarter of 2023 and the fourth quarter of 2022, respectively.

	March 31, 2023		July 1, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
1.50% convertible notes due 2024	$1,098	$1,063	$1,048	$1,040
4.75% senior unsecured notes due 2026	2,292	2,219	2,291	2,205
Variable interest rate Term Loan A-2 maturing 2027	2,692	2,651	2,693	2,621
2.85% senior unsecured notes due 2029	496	408	495	412
3.10% senior unsecured notes due 2032	495	378	495	389
Total	$7,073	$6,719	$7,022	$6,667

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7.    Derivative Instruments and Hedging Activities

As of March 31, 2023, the Company had outstanding foreign exchange forward contracts that were designated as either cash flow hedges or non-designated hedges. Substantially all of the contract maturity dates of these foreign exchange forward contracts do not exceed 12 months.

Changes in fair values of the non-designated foreign exchange contracts are recognized in Other income, net and are largely offset by corresponding changes in the fair values of the foreign currency denominated monetary assets and liabilities. For each of the three and nine months ended March 31, 2023 and April 1, 2022, total net realized and unrealized transaction and foreign exchange contract currency gains and losses were not material to the Company’s Condensed Consolidated Financial Statements.

Unrealized gains or losses on designated cash flow hedges are recognized in AOCI. For more information regarding cash flow hedges, see Note 5, Supplemental Financial Statement Data - Accumulated other comprehensive loss.

Netting Arrangements

Under certain provisions and conditions within agreements with counterparties to the Company’s foreign exchange forward contracts, subject to applicable requirements, the Company has the right of offset associated with the Company’s foreign exchange forward contracts and is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. As of March 31, 2023 and July 1, 2022, the effect of rights of offset was not material and the Company did not offset or net the fair value amounts of derivative instruments in its Condensed Consolidated Balance Sheets.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8.    Debt

Debt consisted of the following:

	March 31, 2023	July 1, 2022
	(in millions)
1.50% convertible notes due 2024	$1,100	$1,100
4.75% senior unsecured notes due 2026	2,300	2,300
Variable interest rate Term Loan A-2 maturing 2027	2,700	2,700
2.85% senior unsecured notes due 2029	500	500
3.10% senior unsecured notes due 2032	500	500
Total debt	7,100	7,100
Issuance costs and debt discounts	(27)	(78)
Subtotal	7,073	7,022
Less current portion of long-term debt	(1,175)	—
Long-term debt	$5,898	$7,022

During the nine months ended March 31, 2023, the Company drew and repaid $1.18 billion principal amount under its $2.25 billion revolving credit facility maturing in January 2027 (the “2027 Revolving Credit Facility”).

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

As of March 31, 2023, the Company was in compliance with this financial covenant. The amendment also provides that the due date for amounts outstanding under the Credit Agreement will be accelerated from January 7, 2027 to November 2, 2023 if, as of that date, the Company does not have cash and cash equivalents plus available unused capacity under its credit facilities that exceed by $1 billion the sum of the outstanding balance of the 1.50% convertible notes due 2024 plus the outstanding principal amount of any other debt maturing within 12 months. In addition, during the Covenant Relief Period, the amendment requires certain subsidiaries of the Company to provide guarantees if the corporate family ratings of the Company from at least two of Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. and Fitch, Inc. (the “Credit Rating Agencies”) drops below investment grade and includes limits on secured indebtedness and certain types of unsecured subsidiary indebtedness.

In January 2023, the Company entered into a loan agreement (the “Delayed Draw Term Loan Agreement”), which allows the Company to draw a single unsecured loan of up to $875 million (the “Delayed Draw Term Loan”) through June 30, 2023. The Delayed Draw Term Loan Agreement may be terminated, at the election of the Company, at any time without premium or penalty, subject to certain conditions. As of March 31, 2023, the Company had not drawn on the Delayed Draw Term Loan.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The key covenants, limitations and requirements provided under the Credit Agreement amendment noted above also apply to the Delayed Draw Term Loan Agreement.

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

Obligations and Funded Status

The following table presents the unfunded status of the benefit obligations for the Pension Plans:

	March 31, 2023	July 1, 2022
	(in millions)
Benefit obligation at end of period	$305	$294
Fair value of plan assets at end of period	194	189
Unfunded status	$111	$105

The following table presents the unfunded amounts related to the Pension Plans as recognized on the Company’s Condensed Consolidated Balance Sheets:

	March 31, 2023	July 1, 2022
	(in millions)
Current liabilities	$1	$1
Non-current liabilities	110	104
Net amount recognized	$111	$105

Net periodic benefit costs were not material for the three and nine months ended March 31, 2023.

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

The following table presents the notes receivable from, and equity investments in, Flash Ventures:

	March 31, 2023	July 1, 2022
	(in millions)
Notes receivable, Flash Partners	$47	$27
Notes receivable, Flash Alliance	62	55
Notes receivable, Flash Forward	727	793
Investment in Flash Partners	173	166
Investment in Flash Alliance	253	243
Investment in Flash Forward	117	112
Total notes receivable and investments in Flash Ventures	$1,379	$1,396

During the three and nine months ended March 31, 2023 and April 1, 2022, the Company made net payments to Flash Ventures of $1.2 billion and $3.2 billion, and $1.1 billion and $3.4 billion, respectively, for purchased flash-based memory wafers and net loans.

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

As of March 31, 2023 and July 1, 2022, the Company had accounts payable balances due to Flash Ventures of $265 million and $320 million, respectively.

The Company’s maximum reasonably estimable loss exposure (excluding lost profits) as a result of its involvement with Flash Ventures, based upon the Japanese yen to U.S. dollar exchange rate at March 31, 2023, is presented below. Investments in Flash Ventures are denominated in Japanese yen, and the maximum estimable loss exposure excludes any cumulative translation adjustment due to revaluation from the Japanese yen to the U.S. dollar.

March 31, 2023
(in millions)
Notes receivable	$836
Equity investments	543
Operating lease guarantees	1,876
Inventory and prepayments	1,073
Maximum estimable loss exposure	$4,328

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

In January 2022, the Company entered into additional agreements regarding Flash Ventures’ investment in a new wafer fabrication facility currently under construction in Yokkaichi, Japan, referred to as “Y7”. The primary purpose of Y7 is to provide clean room space to continue the transition of existing flash-based wafer capacity to newer flash technology nodes. The Company is committed to pay, among other items, future building depreciation prepayments aggregating approximately $70 million as follows: $47 million for the remaining three months of 2023 and $23 million in 2024, to be credited against future wafer charges.

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

The following table presents the Company’s portion of the remaining guarantee obligations under the Flash Ventures’ lease facilities in both Japanese yen and U.S. dollar-equivalent, based upon the Japanese yen to U.S. dollar exchange rate as of March 31, 2023.

	Lease Amounts
	(Japanese yen, in billions)	(U.S. dollar, in millions)
Total guarantee obligations	¥250	$1,876

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the end of the term of the Flash Ventures lease agreements, in annual installments as of March 31, 2023 in U.S. dollars, based upon the Japanese yen to U.S. dollar exchange rate as of March 31, 2023:

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
	(in millions)
Remaining three months of 2023	$144	$31	$175
2024	480	98	578
2025	271	90	361
2026	297	135	432
2027	104	115	219
2028 and thereafter	24	87	111
Total guarantee obligations	$1,320	$556	$1,876

The Company and Kioxia have agreed to mutually contribute to, and indemnify each other and Flash Ventures for, environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances. The Company has not made any indemnification payments, nor recorded any indemnification receivables, under any such agreements. As of March 31, 2023, no amounts have been accrued in the Condensed Consolidated Financial Statements with respect to these indemnification agreements.

Unis Venture

The Company has a joint venture with Unisplendour Corporation Limited and Unissoft (Wuxi) Group Co. Ltd. (“Unis”), referred to as the “Unis Venture”, to market and sell the Company’s products in China and to develop data storage systems for the Chinese market in the future. The Unis Venture is 49% owned by the Company and 51% owned by Unis. The Company accounts for its investment in the Unis Venture under the equity method of accounting. Revenue on products distributed by the Unis Venture is recognized upon sell through to third-party customers. For both the three and nine months ended March 31, 2023, the Company recognized approximately 3% of its consolidated revenue on products distributed by the Unis Venture. For both the three and nine months ended April 1, 2022, the Company recognized approximately 5% of its consolidated revenue on products distributed by the Unis Venture. The outstanding accounts receivable due from the Unis Venture were 7% and 5% of Accounts receivable, net as of March 31, 2023 and July 1, 2022, respectively.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 11.    Leases and Other Commitments

Leases

The Company leases certain domestic and international facilities and data center space under long-term, non-cancelable operating leases that expire at various dates through 2034. These leases include no material variable or contingent lease payments. Operating lease assets and liabilities are recognized based on the present value of the remaining lease payments discounted using the Company’s incremental borrowing rate. Operating lease assets also include prepaid lease payments minus any lease incentives. Extension or termination options present in the Company’s lease agreements are included in determining the right-of-use asset and lease liability when it is reasonably certain the Company will exercise those options. Lease expense is recognized on a straight-line basis over the lease term. The following table summarizes supplemental balance sheet information related to operating leases as of March 31, 2023:

Lease Amounts
($ in millions)
Minimum lease payments by year:
Remaining three months of 2023	$13
2024	48
2025	46
2026	46
2027	42
Thereafter	149
Total future minimum lease payments	344
Less: Imputed interest	52
Present value of lease liabilities	292
Less: Current portion (included in Accrued expenses)	41
Long-term operating lease liabilities (included in Other liabilities )	$251

Operating lease right-of-use assets (included in Other non-current assets)	$268

Weighted average remaining lease term in years	7.8
Weighted average discount rate	4.2%

The following table summarizes supplemental disclosures of operating cost and cash flow information related to operating leases:

	Three Months Ended		Nine Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
	(in millions)
Cost of operating leases	$15	$15	$43	$42
Cash paid for operating leases	12	13	38	37
Operating lease assets obtained in exchange for operating lease liabilities	10	9	14	132

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Purchase Agreements and Other Commitments

In the normal course of business, the Company enters into purchase orders with suppliers for the purchase of components used to manufacture its products. These purchase orders generally cover forecasted component supplies needed for production during the next quarter, are recorded as a liability upon receipt of the components, and generally may be changed or canceled at any time prior to shipment of the components. The Company also enters into long-term agreements with suppliers that contain fixed future commitments, which are contingent on certain conditions such as performance, quality and technology of the vendor’s components. As of March 31, 2023, the Company had the following minimum long-term commitments:

Long-Term Commitments
(in millions)
Year:
Remaining three months of 2023	$62
2024	206
2025	182
2026	54
2027	46
Thereafter	159
Total	$709

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 12.     Shareholders’ Equity and Convertible Preferred Stock

Stock-based Compensation Expense

The following tables present the Company’s stock-based compensation for equity-settled awards by type (i.e. restricted stock units (“RSUs”), restricted stock unit awards with performance conditions or market conditions (“PSUs”), and rights to purchase shares of common stock under the Company’s Employee Stock Purchase Plan (“ESPP”)) and financial statement line as well as the related tax benefit included in the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
	(in millions)
RSUs and PSUs	$63	$75	$217	$220
ESPP	11	11	29	29
Total	$74	$86	$246	$249

	Three Months Ended		Nine Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
	(in millions)
Cost of revenue	$12	$13	$38	$36
Research and development	37	43	116	126
Selling, general and administrative	25	30	92	87
Subtotal	74	86	246	249
Tax benefit	(11)	(9)	(35)	(37)
Total	$63	$77	$211	$212

Windfall tax benefits and tax deficiencies for shortfalls related to the vesting and exercise of stock-based awards, which are recognized as a component of the Company’s Income tax expense, were not material for the periods presented.

Compensation cost related to unvested RSUs, PSUs, and rights to purchase shares of common stock under the ESPP will generally be amortized on a straight-line basis over the remaining average service period. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of March 31, 2023:

	Unamortized Compensation Costs	Weighted Average Service Period
	(in millions)	(years)
RSUs and PSUs (1)	$521	2.4
ESPP	77	1.7
Total unamortized compensation cost	$598

(1)    Weighted average service period assumes the performance metrics are met for the PSUs.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Plan Activities

Stock Options

The following table summarizes stock option activity under the Company’s incentive plans. All outstanding options were exercisable at March 31, 2023:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life
	(in millions)		(in years)
Options outstanding at July 1, 2022	0.9	$66.76	0.54
Canceled or expired	(0.5)	83.10
Options outstanding at March 31, 2023	0.4	$44.76	0.33

RSUs and PSUs

The following table summarizes RSU and PSU activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value at Vest Date
	(in millions)		(in millions)
RSUs and PSUs outstanding at July 1, 2022	15.4	$52.89
Granted	6.1	41.52
Vested	(5.7)	53.78	$237
Forfeited	(1.3)	55.61
RSUs and PSUs outstanding at March 31, 2023	14.5	$47.50

RSUs and PSUs are generally settled in an equal number of shares of the Company’s common stock at the time of vesting of the units.

Convertible Preferred Stock

On January 31, 2023, the Board of Directors of the Company authorized the designation of 900,000 shares of Series A Convertible Perpetual Preferred Stock, par value $0.01 per share (the “Preferred Shares”), from the Company’s existing five million authorized but unissued shares of preferred stock and issued the Preferred Shares through a private placement for an aggregate purchase price of $900 million, less issuance costs of $24 million.

Dividend provisions

The Preferred Shares will have a stated value of $1,000 per share and accrue a cumulative preferred dividend at an annual rate of 6.25% per annum (increasing to 7.25% per annum on January 31, 2030 and to 8.25% per annum on January 31, 2033) compounded on a quarterly basis. The Preferred Shares will also participate in any dividends declared for common shareholders on an as-converted equivalent basis. As of March 31, 2023, (i) no dividends have been declared or paid since the issuance of the Preferred Shares, and (ii) unpaid and cumulative dividends payable with respect to the Preferred Shares were $9 million.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Conversion rights

The Preferred Shares will be convertible into shares of the Company’s common stock at an initial conversion rate of $47.75 per share (the “Conversion Price”) (subject to anti-dilution adjustments and certain other one-time adjustments upon the occurrence of various specified spin-off transactions) applied to the aggregate sum of the stated value of the Preferred Shares plus any cumulative accrued but unpaid dividends (the “Accumulated Stated Value”). In the event of a standalone spin-off transaction, the holders of Preferred Shares may have one third of their Preferred Shares converted to a similar class of preferred shares of the spin-off entity. The Preferred Shares will be convertible at the option of the holder upon the earlier of on January 31, 2024, and the date a specified spin-off transaction is completed, unless the Company enters into a definitive agreement with respect to a sale, merger or combination of the spun-off entity, in which case the twelve (12) month period will be extended until the earlier of the consummation of such transaction or the termination of the definitive agreement. The Preferred Shares will be convertible at the option of the Company after January 31, 2026 if the closing price per share of the Company’s common stock exceeds 150% of the Conversion Price for at least 20 out of 30 consecutive trading days immediately prior to the Company’s conversion notice. As of March 31, 2023, the Preferred Shares outstanding would have been convertible, if otherwise permitted, into 19 million shares of common stock.

Redemption

After January 31, 2030, the Company will have the right, but not the obligation, to redeem the Preferred Shares for an amount in cash equal to 110% of the Accumulated Stated Value. Redemption is contingently mandatory in the event of a fundamental change in the business as defined in the designation of the Preferred Shares.

The Preferred Shares has been classified as mezzanine equity in the Company’s Condensed Consolidated Balance Sheets because, in the event of certain fundamental change in the business that are not solely within the control of the Company, the Preferred Shares would become redeemable at the option of the holders. The Company did not adjust the carrying values of the Preferred Shares to the current redemption value of such shares since a liquidation event was not probable at any of the balance sheet dates. Subsequent adjustments to increase or decrease the carrying values to the ultimate redemption value will be made only if and when it becomes probable that such a fundamental change in the business will occur.

Voting right

The Preferred Shares will vote, to the extent permitted under the Nasdaq listing rules, on an as-converted equivalent basis along with holders of the Company’s common stock.

Liquidation preference

In the event of any voluntary or involuntary liquidation, holders of the Preferred Shares will be senior to the holders of the Company’s common stock and the liquidation preference is the greater of (i) the sum of amount in cash equal to 110% of the Accumulated Stated Value plus accrued and unpaid dividends and (ii) the payment that the holders of Preferred Shares would have received had all Preferred Shares been converted into common stock immediately prior to such liquidation, before any distributions are made to common shareholders and all other classes of junior capital stock of the Company. As of March 31, 2023, the total aggregate liquidation preference was $909 million.

Stock Repurchase Program

The Company’s Board of Directors has authorized a stock repurchase program for the repurchase of up to $5.0 billion of the Company’s common stock, which authorization is effective through July 25, 2023. The Company did not make any stock repurchases during the nine months ended March 31, 2023 and has not repurchased any shares of its common stock pursuant to its stock repurchase program since the first quarter of fiscal 2019. Although the Company will reevaluate the repurchasing of common stock when appropriate, there can be no assurance if, when or at what level the Company may resume such activity. The remaining amount available to be repurchased under the Company’s current stock repurchase program as of March 31, 2023 was $4.5 billion. Repurchases under the stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan.

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

The following table presents the Company’s Income tax expense and the effective tax rate:

	Three Months Ended		Nine Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
	($ in millions)
Income (loss) before taxes	$(529)	$262	$(830)	$1,612
Income tax expense	43	237	161	413
Effective tax rate	(8)%	90%	(19)%	26%

Beginning in fiscal year 2023, the 2017 Act requires the Company to capitalize and amortize R&D expenses rather than expensing them in the year incurred. The tax effects related to the capitalization of R&D expenses are included in the effective tax rate for the three and nine months ended March 31, 2023 but did not have a material impact on the effective tax rate. The primary drivers of the difference between the effective tax rate for the three and nine months ended March 31, 2023 and the U.S. Federal statutory rate of 21% are the relative mix of earnings and losses by jurisdiction, the deduction for foreign derived intangible income, credits, and tax holidays in Malaysia, the Philippines and Thailand that will expire at various dates during fiscal years 2024 through 2031.

The primary drivers of the difference between the effective tax rate for the three and nine months ended April 1, 2022 and the U.S. Federal statutory rate of 21% are the relative mix of earnings and losses by jurisdiction, the deduction for foreign derived intangible income, credits, and tax holidays in Malaysia, the Philippines and Thailand. In addition, the effective tax rate for the three and nine months ended April 1, 2022 includes the discrete effect of an increase to unrecognized tax benefits, which includes interest and offsetting tax benefits, as a result of settlement discussions with various taxing authorities of $194 million and $219 million, respectively.

Uncertain Tax Positions

With the exception of certain unrecognized tax benefits that are directly associated with the tax position taken, unrecognized tax benefits are presented gross in the Condensed Consolidated Balance Sheets.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits excluding accrued interest and penalties for the three months ended March 31, 2023 (in millions):

Accrual balance at July 1, 2022	$1,047
Gross increases related to current year tax positions	6
Gross increases related to prior year tax positions	3
Gross decreases related to prior year tax positions	(25)
Settlements	(5)
Lapse of statute of limitations	(3)
Accrual balance at March 31, 2023	$1,023

As of March 31, 2023, the liability for unrecognized tax benefits (excluding accrued interest and penalties) was $1.02 billion. Interest and penalties related to unrecognized tax benefits are recognized in liabilities recorded for uncertain tax positions and are recorded in the provision for income taxes. Accrued interest and penalties included in the Company’s liability related to unrecognized tax benefits as of March 31, 2023 was $280 million. Of these amounts, approximately $1.16 billion could result in potential cash payments.

As previously disclosed, the IRS issued statutory notices of deficiency and notices of proposed adjustments with respect to transfer pricing with the Company’s foreign subsidiaries and intercompany payable balances for years 2008 through 2015. The Company and the IRS reached an agreement on the federal tax and interest calculations with respect to years 2008 through 2012 for which the Company expects to pay tax and interest totaling approximately $620 million to $650 million within the next twelve months. The Company and the IRS have also reached a tentative settlement for the years 2013 through 2015 for which the Company expects to pay tax and interest totaling approximately $100 million to $110 million. The Company is uncertain as to when a final agreement for years 2013 through 2015 will be reached and the exact timing of when these payments will be made. However, the Company believes it is reasonably likely that these payments may be made within the next twelve months and has classified that portion of these unrecognized tax benefits, including interest, in Income taxes payable on its Condensed Consolidated Balance Sheets as of March 31, 2023. This classification and amount may be subject to change in the next twelve months depending on when the Company is able to reach a final agreement with the IRS. In connection with these settlements, the Company expects to realize reductions to its mandatory deemed repatriation tax obligations and tax savings from interest deductions aggregating to approximately $100 million to $150 million in future years.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 14.    Net Income (Loss) Per Common Share

The following table presents the computation of basic and diluted income (loss) per common share:

	Three Months Ended		Nine Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
	(in millions, except per share data)
Net income (loss)	$(572)	$25	$(991)	$1,199
Less: cumulative dividends on Preferred Stock	9	—	9	—
Net income (loss) attributable to common shareholders	$(581)	$25	$(1,000)	$1,199
Weighted average shares outstanding:
Basic	319	313	318	312
Employee stock options, RSUs, PSUs, and ESPP	—	3	—	4
Diluted	319	316	318	316
Income (loss) per common shares
Basic	$(1.82)	$0.08	$(3.14)	$3.84
Diluted	$(1.82)	$0.08	$(3.14)	$3.79
Anti-dilutive potential common shares excluded	15	5	15	4

The Company computes basic income (loss) per common share by dividing net income attributable to common shareholders and the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is computed by using diluted net income attributable to common shareholders, the weighted average number of common shares and potentially dilutive securities outstanding during the period using the treasury stock method or the “if-converted” method based on the nature of the securities.

Basic income (loss) per share attributable to common shareholders is computed using (i) net income (loss) less (ii) dividends paid to holders of Preferred Shares less (iii) net income (loss) attributable to participating securities divided by (iv) weighted average basic shares outstanding. Diluted net income or loss per share attributable to common shareholders is computed as (i) basic net income (loss) attributable to common shareholders plus (ii) diluted adjustments to income allocable to participating securities divided by (iii) weighted average diluted shares outstanding. The "if-converted" method is used to determine the dilutive impact for the Company's convertible Preferred Stock and the treasury stock method is used to determine the dilutive impact of unvested restricted stock.

Potentially dilutive common shares include dilutive outstanding employee stock options, RSUs and PSUs, rights to purchase shares of common stock under the Company’s ESPP, shares issuable in connection with the 1.50% convertible notes due 2024, and the Preferred Shares. For the three and nine months ended March 31, 2023, the Company recorded a net loss and all shares subject to outstanding equity awards were excluded from the calculation of diluted shares for those periods because their impact would have been anti-dilutive. For the three and nine months ended and April 1, 2022, the Company excluded common shares subject to certain outstanding equity awards from the calculation of diluted shares because their impact would have been anti-dilutive based on the Company’s average stock price during the period.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 15.    Employee Termination, Asset Impairment, and Other Charges

Business Realignment

The Company periodically incurs charges as part of the integration process of recent acquisitions and to realign its operations with anticipated market demand, primarily consisting of organization rationalization designed to streamline its business, reduce its cost structure and focus its resources. The Company recorded the following charges related to these actions:

	Three Months Ended		Nine Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
	(in millions)
Employee termination benefits	$40	$4	$125	$22
Asset impairments and other charges	—	—	15	2
Total employee termination, asset impairment, and other charges	$40	$4	$140	$24

The following table presents an analysis of the components of these activities against the reserve during the nine months ended March 31, 2023:

Employee Termination Benefits
(in millions)
Accrual balance at July 1, 2022	$17
Charges	125
Cash payments	(126)
Accrual balance at March 31, 2023	$16

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 16.    Legal Proceedings

Tax

For disclosures regarding statutory notices of deficiency issued by the IRS on June 28, 2018 and December 10, 2018, petitions filed by the Company with the U.S. Tax Court in September 2018 and March 2019, additional penalties asserted by the IRS in March 2021 and further Amendments to Answers filed by the IRS in June 2021 and January 2022, and the status of resolution with respect to certain matters, see Note 13, Income Tax Expense.

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

Key Developments

Network Security Incident

As previously disclosed, on March 26, 2023, we identified a network security incident in which an unauthorized third party gained access to a number of our systems. Upon discovery of the incident, we implemented incident response efforts, which included taking various systems and services offline as a proactive measure to secure our business operations and initiating an investigation with the assistance of leading outside security and forensic experts. Our forensic investigation is ongoing, as we work to understand the nature and scope of the systems accessed and data accessed or obtained by the unauthorized party, and we are coordinating with law enforcement authorities in connection with our investigation. To date, in collaboration with outside forensic experts, we have confirmed that an unauthorized party obtained a copy of a Western Digital database used for our online store that contained some personal information of our online store customers. This information included customer names, billing and shipping addresses, email addresses and telephone numbers. In addition, the database contained, in encrypted format, hashed and salted passwords and partial credit card numbers. We have provided notifications to impacted customers and relevant governmental authorities.

The incident, together with the incident response efforts discussed above, resulted in some disruptions to our business operations, including manufacturing, sales, fulfillment and general corporate activities. We were able to stabilize core operations after a short period of time, and the incident did not have a material impact on the financial results for the three months ended March 31, 2023. We have continued to bring network systems back online in order of operational priority, and the majority of our impacted systems and services are now operational. The impact on revenues from these disruptions cannot be quantified at this time, but is not currently expected to be material or to have a material impact on our future financial results.

We have incurred and expect to continue to incur investigation, recovery, and remediation expenses, including costs for forensics activities, third party consulting and service providers, outside legal advisors, and other IT professionals, as a result of the network security incident. These costs were nominal in the third quarter and will be primarily incurred in subsequent periods.

We maintain cyber insurance, subject to certain deductibles and policy limitations, typical for our size and industry.

Strategic Alternatives

In June 2022, we announced that we are reviewing potential strategic alternatives aimed at further optimizing long-term value for stockholders. The Executive Committee of our Board of Directors is overseeing the assessment process and evaluating a range of alternatives, including options for separating our Flash and HDD business units. As of March 31, 2023, we are still actively working with our financial advisors and our legal counsel in this strategic review process.

Operational Update

Macroeconomic factors such as inflation, higher interest rates and recession concerns have softened demand for our products, with certain customers reducing purchases as they adjust their production levels and right-size their inventories. As a result, we and our industry are experiencing a supply-demand imbalance, which has resulted in reduced shipments and negatively impacted pricing, particularly in Flash. Since the beginning of fiscal 2023, we have scaled back on capital expenditures, consolidated production lines and reduced bit growth to align with market demand and implemented measures to reduce operating expenses. This has resulted in incremental charges for Employee termination, asset impairment and other charges and manufacturing underutilization charges in HDD and Flash in the second and third quarters of 2023, and is expected to impact near-term results. However, we believe digital transformation will continue to drive long-term growth for data storage in both Flash and HDD and believe that the actions we are taking will position us for profitable growth as supply and demand levels begin to balance.

We believe we have made significant progress in strengthening our product portfolio to meet our customers’ growing and evolving storage needs. Our hard drive products utilizing OptiNAND and shingled magnetic recording (“SMR”) technologies have commenced commercial shipments and our latest 26-terabyte SMR drives are on track to complete the qualifications at multiple cloud and OEM customers. During the third quarter of 2023, our BiCS6 based products have achieved cost crossover. We have announced the next generation, BiCS8 node, the newest 3D-flash memory technology, that builds upon the success of BiCS5 and BiCS6 to deliver improved performance, capacity, and reliability.

We will continue to actively monitor recent developments impacting our business and may take additional responsive actions that we determine to be in the best interests of our business and stakeholders. See “Adverse global or regional conditions could harm our business” and “We are dependent on a limited number of qualified suppliers who provide critical services, materials or components, and a disruption in our supply chain could negatively affect our business” in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended July 1, 2022 for more information regarding the risks we face as a result of macroeconomic conditions, and supply chain disruptions.

Financing Activities

In December 2022, we amended the loan agreement governing our revolving credit facility and Term Loan A-2 to modify the leverage ratio requirements of our financial covenant through our quarter ending September 27, 2024 to provide additional financial flexibility as we navigate through the current dynamic economic environment. The amendment also accelerates the due date for amounts outstanding under the loan agreement from January 7, 2027 to November 2, 2023 if, as of that date, our cash and cash equivalents plus available unused capacity under our credit facilities does not exceed by $1 billion the sum of the outstanding balance of our 1.50% convertible notes due 2024 plus the outstanding principal amount of any other debt maturing within 12 months. As of March 31, 2023, our cash and cash equivalents plus available unused capacity under our credit facilities exceeded this requirement. Additional information regarding our indebtedness, including the principal repayment terms, interest rates, covenants and other key terms of our outstanding indebtedness, is included in Part I, Item 1, Note 8, Debt, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and in Part II, Item 8, Note 8, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 1, 2022.

On January 25, 2023, we entered into a new delayed draw term loan agreement, which allows us to draw a single unsecured loan of up to $875 million any time through June 30, 2023. Any amount drawn will be due 364 days after funding or such earlier date that conditions for acceleration of amounts due under the loan agreement have been triggered as described above.

On January 31, 2023, we issued an aggregate of 900,000 shares of Series A Preferred Stock for an aggregate purchase price of $900 million. Additional information regarding the terms of our Series A Preferred Stock is included in Note 12, Shareholders’ Equity and Convertible Preferred Stock, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

We believe these transactions will provide us with greater financial flexibility to manage our business.

Tax Resolution

As previously disclosed, we have received statutory notices of deficiency and notices of proposed adjustments from the Internal Revenue Service (“IRS”) with respect to 2008 through 2015. During the third quarter of 2023, we and the IRS reached an agreement on the federal tax and interest calculations with respect to the years 2008 through 2012 and a tentative settlement for the years 2013 through 2015. Additional information regarding these settlements and our assessment of the potential tax and interest payments we expect to pay in connection with the settlements is provided in our discussion of Income tax expense in our results of operations below, as well as in Part I, Item 1, Note 13, Income Tax Expense, of the Notes to the Condensed Consolidated Financial Statements, and in the “Short- and Long-Term Liquidity-Unrecognized Tax Benefits” section below.

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

Results of Operations

Third Quarter and Nine Month Overview

The following table sets forth, for the periods presented, selected summary information from our Condensed Consolidated Statements of Operations by dollars and percentage of net revenue(1):

	Three Months Ended
	March 31, 2023		April 1, 2022		$ Change	% Change
	$ in millions
Revenue, net	$2,803	100.0%	$4,381	100.0%	$(1,578)	(36)%
Cost of revenue	2,517	89.8	3,200	73.0	(683)	(21)
Gross profit	286	10.2	1,181	27.0	(895)	(76)
Operating expenses:
Research and development	476	17.0	572	13.1	(96)	(17)
Selling, general and administrative	242	8.6	281	6.4	(39)	(14)
Employee termination, asset impairment, and other charges	40	1.4	4	0.1	36	900
Total operating expenses	758	27.0	857	19.6	(99)	(12)
Operating income (loss)	(472)	(16.8)	324	7.4	(796)	(246)
Interest and other income (expense):
Interest income	10	0.4	1	—	9	900
Interest expense	(80)	(2.9)	(75)	(1.7)	(5)	7
Other income, net	13	0.5	12	0.3	1	8
Total interest and other expense, net	(57)	(2.0)	(62)	(1.4)	5	(8)
Income (loss) before taxes	(529)	(18.9)	262	6.0	(791)	(302)
Income tax expense	43	1.5	237	5.4	(194)	(82)
Net income (loss)	(572)	(0.2)	25	—	(597)	(24)
Less: cumulative dividends allocated to preferred shareholders	9	—	—	—	9
Net income (loss) attributable to common shareholders	$(581)	(20.7)%	$25	0.6%	$(606)	(2,424)%

(1)    Percentages may not total due to rounding.

	Nine Months Ended
	March 31, 2023		April 1, 2022		$ Change	% Change
	$ in millions
Revenue, net	$9,646	100.0%	$14,265	100.0%	$(4,619)	(32)%
Cost of revenue	7,851	81.4	9,836	69.0	(1,985)	(20)
Gross profit	1,795	18.6	4,429	31.0	(2,634)	(59)
Operating expenses:
Research and development	1,551	16.1	1,725	12.1	(174)	(10)
Selling, general and administrative	739	7.7	851	6.0	(112)	(13)
Employee termination, asset impairment, and other charges	140	1.5	24	0.2	116	483
Total operating expenses	2,430	25.2	2,600	18.2	(170)	(7)
Operating income (loss)	(635)	(6.6)	1,829	12.8	(2,464)	(135)
Interest and other income (expense):
Interest income	15	0.2	4	—	11	275
Interest expense	(223)	(2.3)	(229)	(1.6)	6	(3)
Other income, net	13	0.1	8	0.1	5	63
Total interest and other expense, net	(195)	(2.0)	(217)	(1.5)	22	(10)
Income (loss) before taxes	(830)	(8.6)	1,612	11.3	(2,442)	(151)
Income tax expense	161	1.7	413	2.9	(252)	(61)
Net income (loss)	(991)	(10.3)	1,199	8.4	(2,190)	(2)
Less: cumulative dividends allocated to preferred shareholders	9	—	—	—	9
Net income (loss) attributable to common shareholders	$(1,000)	(10.4)%	$1,199	8.4%	$(2,199)	(183)%

(1)    Percentages may not total due to rounding.

The following table sets forth, for the periods presented, a summary of our segment information:

	Three Months Ended		Nine Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
	$ in millions
Net revenue:
Flash	$1,307	$2,243	$4,686	$7,353
HDD	1,496	2,138	4,960	6,912
Total net revenue	$2,803	$4,381	$9,646	$14,265
Gross profit:
Flash	$(65)	$798	$597	$2,665
HDD	363	592	1,237	2,061
Unallocated corporate items:
Stock-based compensation expense	(12)	(13)	(38)	(36)
Amortization of acquired intangible assets	—	—	(1)	(65)
Contamination related charges	—	(203)	—	(203)
Recoveries from a power outage incident	—	7	—	7
Total unallocated corporate items	(12)	(209)	(39)	(297)
Consolidated gross profit	$286	$1,181	$1,795	$4,429
Gross margin:
Flash	(5.0)%	35.6%	12.7%	36.2%
HDD	24.3%	27.7%	24.9%	29.8%
Consolidated gross margin	10.2%	27.0%	18.6%	31.0%

The following table sets forth for the periods presented, summary information regarding our disaggregated revenue:

	Three Months Ended		Nine Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
	($ in millions)
Revenue by End Market
Cloud	$1,205	$1,774	$4,258	$5,919
Client	975	1,732	3,293	5,439
Consumer	623	875	2,095	2,907
Total Revenue	$2,803	$4,381	$9,646	$14,265

Revenue by Geography
Asia	$1,353	$2,400	$4,533	$7,685
Americas	935	1,377	3,448	4,398
Europe, Middle East and Africa	515	604	1,665	2,182
Total Revenue	$2,803	$4,381	$9,646	$14,265

Comparison of Three and Nine Months Ended March 31, 2023 to Three and Nine Months Ended April 1, 2022

Net Revenue

The decrease in consolidated net revenue for the three and nine months ended March 31, 2023 from the comparable periods in the prior year reflected the current supply-demand imbalance and macroeconomic pressures described in “Operational Update” above.

Flash revenue decreased 42% and 36% for the three and nine months ended March 31, 2023, respectively, from the comparable periods in the prior year. Substantially all of the decline was driven by a decline in average selling prices per gigabyte caused by the macroeconomic pressures noted previously.

HDD revenue decreased 30% and 28% for the three and nine months ended March 31, 2023, respectively from the comparable periods in the prior year primarily as a result of a decline in exabytes shipped of 23% and 22% respectively, primarily driven by lower exabyte shipments to customers in our Cloud end market and to a lesser extent in Client and Consumer end markets.

The decrease in Cloud revenue for the three months ended March 31, 2023 from the comparable period in the prior year reflected a decline in capacity enterprise revenues as customers reduced purchases to right-size their inventories, and to a lesser extent, a decline in bits and pricing for our flash based products. In Client, the decrease in revenue for the three months ended March 31, 2023 from the comparable period in the prior year was driven by pricing pressure across Flash, and a decline in client SSD and HDD shipments for PC applications. In Consumer, the decrease in revenue for the three months ended March 31, 2023 from the comparable period in the prior year primarily reflected the decrease in average selling price per gigabyte in Flash, and to the same extent, a decline in retail HDD shipments.

The decreases in Cloud, Client, and Consumer revenue for the nine months ended March 31, 2023 from the comparable period in the prior year primarily reflected the same drivers noted above for the three-month period.

The changes in net revenue by geography for the three and nine months ended March 31, 2023 from the comparable periods in the prior year reflected a larger decline in Asia from lower Client revenue from OEMs in this region as they reduced purchases to align with current market demand, as well as routine variations in the mix of business.

Our top 10 customers accounted for 49% of our net revenue for the three months ended March 31, 2023, compared to 44% of our net revenue for the three months ended April 1, 2022. Our top 10 customers accounted for 45% of our net revenue for the nine months ended March 31, 2023, compared to 43% of our net revenue for the nine months ended April 1, 2022. For each of the three and nine months ended March 31, 2023 and April 1, 2022, no single customer accounted for 10% or more of our net revenue.

Consistent with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. These programs represented 22% and 20% of gross revenue for the three and nine months ended March 31, 2023, respectively. The amounts attributed to our sales incentive and marketing programs generally vary according to several factors including industry conditions, list pricing strategies, seasonal demand, competitor actions, channel mix and overall availability of products. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue.

Gross Profit and Gross Margin

Consolidated gross profit decreased by $895 million for the three months ended March 31, 2023 from the comparable period in the prior year, which reflected the decrease in revenue described above as well as approximately $275 million for manufacturing underutilization and related charges and a write down of certain Flash inventory to the lower of cost or market value ($213 million in Flash and $62 million in HDD) during the three months ended March 31, 2023, partially offset by $203 million of charges related to a contamination event in the Flash Ventures’ fabrication facilities in the prior year. Consolidated gross margin decreased 16.8 percentage points for the three months ended March 31, 2023 from the comparable period in the prior year, with approximately 5 percentage points of the decline due to the net charges noted above and the remainder primarily driven by the lower average selling prices per gigabyte in Flash. Flash gross margin decreased by 40.6 percentage points year over year, with approximately 7 percentage points of the decline due to the net charges noted above and the remainder driven by the lower average selling prices per gigabyte. HDD gross margin decreased by 3.4 percentage points year over year, substantially all of which related to the charges noted above.

Consolidated gross profit decreased by $2.63 billion for the nine months ended March 31, 2023 from the comparable period in the prior year, which reflected the decrease in revenue described above as well as approximately $375 million for manufacturing underutilization and related charges and a write down of certain Flash inventory to the lower of cost or market value ($213 million in Flash and $162 million in HDD), partially offset by $203 million of charges related to a contamination event in the Flash Ventures’ fabrication facilities in the prior year, and a $65 million decrease during the nine months ended March 31, 2023 in charges related to amortization expense on acquired intangible assets, some of which became fully amortized. Consolidated gross margin decreased 12.4 percentage points for the nine months ended March 31, 2023 from the comparable period in the prior year, with approximately 2 percentage points of the decline due to the net charges noted above and the remainder driven by the lower average selling prices per gigabyte in Flash. Flash gross margin decreased by 23.5 percentage points year over year, substantially driven by lower average selling prices per gigabyte in Flash. HDD gross margin decreased by 4.9 percentage points year over year, with approximately 3 percentage points of the decline due to the underutilization charge noted above and the remainder primarily reflecting lower average selling prices per gigabyte and variation in the mix of products.

Operating Expenses

Research and development (“R&D”) expense decreased $96 million for the three months ended March 31, 2023, from the comparable period in the prior year. The declines were primarily driven by reductions in variable compensation expenses, headcount, and material use as we took actions to reduce expenses in the current environment. R&D expense decreased $174 million for nine months ended March 31, 2023 from the comparable period in the prior year. The declines were primarily driven by reductions in variable compensation expenses and material use as we took actions to reduce expenses in the current environment.

Selling, general and administrative (“SG&A”) expense decreased $39 million and $112 million for the three and nine months ended March 31, 2023, respectively, from the comparable periods in the prior year. The declines were primarily driven by reductions in headcount, variable compensation expenses, and material use as we took actions to reduce expenses in the current environment.

Employee termination, asset impairment and other charges increased $36 million and $116 million for the three and nine months ended March 31, 2023, respectively, from the comparable periods in the prior year. The increases were due to restructuring actions taken to adjust our cost structure to align with the current demand environment. For information regarding Employee termination, asset impairment and other charges, see Part I, Item 1, Note 15, Employee Termination, Asset Impairment, and Other Charges of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Interest and Other Income (Expense)

Total interest and other expense, net decreased $5 million for the three months ended March 31, 2023 from the comparable period in the prior year, reflecting higher interest income resulting from increases in interest rates as well as available cash from our issuance of the Series A Preferred Stock as discussed in “Key Developments - Financing Activities”. Total interest and other expense, net decreased $22 million for the nine months ended March 31, 2023 from the comparable period in the prior year, reflecting higher interest income noted above as well as lower interest expense as a result of the reduction in debt made late in the prior year, partially offset by higher interest rates.

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

The following table sets forth income tax information from our Condensed Consolidated Statements of Operations by dollar and effective tax rate:

	Three Months Ended		Nine Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
	$ in millions
Income (loss) before taxes	$(529)	$262	$(830)	$1,612
Income tax expense	43	237	161	413
Effective tax rate	(8)%	90%	(19)%	26%

Beginning in fiscal year 2023, the 2017 Act requires us to capitalize and amortize R&D expenses rather than expensing them in the year incurred. The tax effects related to the capitalization of R&D expenses are included in the effective tax rate for the three and nine months ended March 31, 2023, but did not have a material impact on our effective tax rate. The primary drivers of the difference between the effective tax rate for the three and nine months ended March 31, 2023 and the U.S. Federal statutory rate of 21% are the relative mix of earnings and losses by jurisdiction, the deduction for foreign derived intangible income, credits, and tax holidays in Malaysia, the Philippines and Thailand that will expire at various dates during fiscal years 2024 through 2031.

The primary drivers of the difference between the effective tax rate for the three and nine months ended April 1, 2022 and the U.S. Federal statutory rate of 21% are the relative mix of earnings and losses by jurisdiction, the deduction for foreign derived intangible income, credits, and tax holidays in Malaysia, the Philippines and Thailand that will expire at various dates during fiscal years 2024 through 2031. In addition, the effective tax rate for the three and nine months ended April 1, 2022 includes the discrete effect of a net increase to the liability for unrecognized tax benefits, which includes interest and offsetting tax benefits, as a result of settlement discussions with various tax authorities of $194 million and $219 million, respectively.

Our future effective tax rate is subject to future regulatory developments and changes in the mix of our U.S. earnings compared to foreign earnings. The 2017 Act requires us to capitalize and amortize R&D expenses rather than expensing them in the year incurred. As described above, these capitalized expenses are included in our effective tax rate for the three and nine months ended March 31, 2023, but did not have a material impact on the effective tax rate in those periods due to our reduced profitability. Mandatory capitalization of R&D is expected to materially increase our effective tax rate and taxes paid in future periods, if not repealed or otherwise modified. In addition, our total tax expense in future years may also vary as a result of discrete items such as excess tax benefits or deficiencies.

For additional information regarding Income tax expense, see Part I, Item 1, Note 13, Income Tax Expense, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

The following table summarizes our statements of cash flows:

	Nine Months Ended
	March 31, 2023	April 1, 2022
	(in millions)
Net cash provided by (used in):
Operating activities	$(340)	$1,585
Investing activities	(620)	(822)
Financing activities	856	(1,623)
Effect of exchange rate changes on cash	(3)	(5)
Net decrease in cash and cash equivalents	$(107)	$(865)

We and the IRS reached a final agreement resolving the statutory notices of deficiency with respect to fiscal years 2008 through 2012 and have tentatively reached a basis for resolving the notices of proposed adjustments with respect to fiscal years 2013 through 2015. We currently expect to pay tax and interest totaling approximately $720 million to $760 million, within the next twelve months, which we expect to be partially offset by reductions to our mandatory deemed repatriation tax obligations and tax savings from interest deductions aggregating to approximately $100 million to $150 million in future years. See Part I, Item 1, Note 13, Income Tax Expense, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further details.

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

As noted previously, we are scaling back on capital expenditures and consolidating production lines and reducing bit growth to align with market demand. We have reduced our expected expenditures for property, plant and equipment for our company plus our portion of the capital expenditures by our Flash Ventures joint venture with Kioxia for its operations to $2.2 billion for 2023. After consideration of the Flash Ventures’ lease financing of its capital expenditures and net operating cash flow, we have reduced the expected net cash used for our purchases of property, plant and equipment and net activity in notes receivable relating to Flash Ventures to $800 million during 2023. The total expected cash to be used could vary depending on the timing and completion of various capital projects and the availability, timing and terms of related financing.

We believe our cash, and cash equivalents including the proceeds from the issuance of our Series A Preferred Stock as discussed in “Key Developments - Financing Activities,” as well as our available credit facilities, including the availability under our new delayed term loan agreement, will be sufficient to meet our working capital, debt and capital expenditure needs for at least the next twelve months and for the foreseeable future thereafter, as we navigate the current market downturn before returning to profitable operations and positive cash flows when the market normalizes. We believe we can also access the various debt capital markets to further supplement our liquidity position if necessary. Our ability to sustain our working capital position is subject to a number of risks that we discuss in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended July 1, 2022.

A total of $1.86 billion and $1.82 billion of our Cash and cash equivalents was held by our foreign subsidiaries as of March 31, 2023 and July 1, 2022, respectively. There are no material tax consequences that were not previously accrued for on the repatriation of this cash.

Our cash equivalents are primarily invested in money market funds that invest in U.S. Treasury securities and U.S. Government agency securities. In addition, from time to time, we also invest directly in certificates of deposit, asset backed securities and corporate and municipal notes and bonds.

Operating Activities

Net cash provided by or used in operating activities primarily consists of net income or loss, adjusted for non-cash charges, plus or minus changes in operating assets and liabilities. Net cash used for changes in operating assets and liabilities was $298 million for the nine months ended March 31, 2023, as compared to $674 million for the nine months ended April 1, 2022, which largely reflects the reduction in volume of our business. Changes in our operating assets and liabilities are largely affected by our working capital requirements, which are dependent on our volume of business and the effective management of our cash conversion cycle as well as timing of payments for taxes. Our cash conversion cycle measures how quickly we can convert our products into cash through sales. The cash conversion cycles were as follows (in days):

	Three Months Ended
	March 31, 2023	April 1, 2022
Days sales outstanding	52	49
Days in inventory	144	104
Days payables outstanding	(57)	(63)
Cash conversion cycle	139	90

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

For the three months ended March 31, 2023, DSO increased by 3 days from the comparable period in the prior year, primarily reflecting the timing of shipments and customer collections. DIO increased by 40 days from the comparable period in the prior year primarily reflecting a decline in products shipped in light of the current market environment. DPO decreased by 6 days from the comparable period in the prior year primarily due to reductions in capital expenditures and routine variations in the timing of purchases and payments during the period.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2023 primarily consisted of $688 million in capital expenditures, net of disposals, partially offset by a $46 million net decrease in notes receivable issuances to Flash Ventures. Net cash used in investing activities for the nine months ended April 1, 2022 primarily consisted of $829 million in capital expenditures, net of disposals, partially offset by a $23 million net decrease in notes receivable issuances to Flash Ventures.

Financing Activities

During the nine months ended March 31, 2023, net cash provided by financing activities primarily consisted of $882 million from issuance of the Series A Preferred Stock and $49 million from the issuance of stock under employee stock plans, partially offset by $69 million used for taxes paid on vested stock awards under employee stock plans. In addition, we drew and repaid $1.18 billion under our revolving credit facility within the period. Cash used in financing activities for the nine months ended April 1, 2022 primarily consisted of $3.47 billion for repayment of debt, as well as $85 million for taxes paid on vested stock awards under employee stock plans offset by net proceeds of $1.89 billion from the issuance of new debt, and $62 million from the issuance of stock under employee stock plans.

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

Short- and Long-term Liquidity

Material Cash Requirements

In addition to cash requirements for unrecognized tax benefits and dividend rights with respect to the Series A Preferred Stock discussed below, the following is a summary of our known material cash requirements, including those for capital expenditures, as of March 31, 2023:

	Total	1 Year (Remaining Three Months of 2023)	2-3 Years (2024-2025)	4-5 Years (2026-2027)	More than 5 Years (Beyond 2027)
	(in millions)
Long-term debt, including current portion(1)	$7,100	$—	$1,363	$4,738	$999
Interest on debt	1,180	44	629	401	106
Flash Ventures related commitments(2)	4,616	1,144	2,480	1,041	(49)
Operating leases	344	13	94	88	149
Purchase obligations and other commitments	3,115	2,284	571	101	159
Mandatory Deemed Repatriation Tax	661	—	404	257	—
Total	$17,016	$3,485	$5,541	$6,626	$1,364

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

Dividend rights

On January 31, 2023, we issued an aggregate of 900,000 shares of Series A Preferred Stock for an aggregate purchase price of $900 million. These shares are entitled to cumulative preferred dividends. See Part I, Item 1, Note 12, Shareholders’ Equity and Convertible Preferred Stock, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information regarding the dividend provisions.

Debt

In addition to our existing debt, as of March 31, 2023, we had $2.25 billion available for borrowing under our revolving credit facility until January 2027, subject to customary conditions under the loan agreement. Furthermore, we entered into a delayed draw term loan agreement as noted in “Key Developments - Financing Activities” which provides us with an additional $875 million unsecured term loan available to borrow through June 30, 2023, subject to customary conditions and certain financial covenants under the loan agreement. The agreements governing these credit facilities each include limits on secured indebtedness and certain types of unsecured subsidiary indebtedness and require certain of our subsidiaries to provide guarantees to the extent the conditions providing for such guarantees are met. Additional information regarding our indebtedness, including information about principal repayment terms, interest rates, covenants and other key terms of our outstanding indebtedness, is included in Part II, Item 8, Note 8, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended July 1, 2022. Our delayed draw term loan agreement and the loan agreement governing our revolving credit facility and our Term Loan A-2 due 2027 require us to comply with a leverage ratio financial covenant. As of March 31, 2023, we were in compliance with the applicable financial covenant.

Flash Ventures

Flash Ventures sells to and leases back from a consortium of financial institutions a portion of its tools and has entered into equipment lease agreements of which we guarantee half or all of the outstanding obligations under each lease agreement. The leases are subject to customary covenants and cancellation events that relate to Flash Ventures and each of the guarantors. The occurrence of a cancellation event could result in an acceleration of the lease obligations and a call on our guarantees. As of March 31, 2023, we were in compliance with all covenants under these Japanese lease facilities. See Part I, Item 1, Note 10, Related Parties and Related Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding Flash Ventures.

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

Mandatory Deemed Repatriation Tax

The following is a summary of our estimated mandatory deemed repatriation tax obligations that are payable in the following years:

March 31, 2023
(in millions)
2024	$199
2025	205
2026	257
Total	$661

For additional information regarding our estimate of the total tax liability for the mandatory deemed repatriation tax, see Part II, Item 8, Note 13, Income Tax Expense, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended June 28, 2019.

Unrecognized Tax Benefits

As of March 31, 2023, the liability for unrecognized tax benefits (excluding accrued interest and penalties) was $1.02 billion. Accrued interest and penalties related to unrecognized tax benefits are recognized in liabilities for uncertain tax positions and are recorded in the provision for income taxes. Accrued interest and penalties included in our liability related to unrecognized tax benefits as of March 31, 2023 was $280 million. Of these amounts, approximately $1.16 billion could result in potential cash payments.

As previously disclosed, the IRS issued statutory notices of deficiency and notices of proposed adjustments with respect to transfer pricing with our foreign subsidiaries and intercompany payable balances for years 2008 through 2015. We and the IRS reached an agreement on the federal tax and interest calculations with respect to years 2008 through 2012 for which we expect to pay tax and interest totaling approximately $620 million to $650 million within the next twelve months. We and the IRS have also reached a tentative settlement for the years 2013 through 2015 for which we expect to pay tax and interest totaling approximately $100 million to $110 million. We are uncertain as to when a final agreement for years 2013 through 2015 will be reached and the exact timing of when these payments will be made. However, we believe it is reasonably likely that these payments may be made within the next twelve months and have classified that portion of these unrecognized tax benefits, including interest, in Income taxes payable on our Condensed Consolidated Balance Sheets as of March 31, 2023. This classification and amount may be subject to change in the next twelve months depending on when we are able to reach a final agreement with the IRS. In connection with these settlements, we expect to realize reductions to our mandatory deemed repatriation tax obligations and tax savings from interest deductions aggregating to approximately $100 million to $150 million in future years.

Mandatory Research and Development Expense Capitalization

Beginning in 2023, the 2017 Act requires us to capitalize and amortize R&D expenses rather than expensing them in the year incurred, which is expected to result in materially higher cash tax payments in future periods, if not repealed or otherwise modified.

Foreign Exchange Contracts

We purchase foreign exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for Operating expenses and product costs denominated in foreign currencies. See Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk included in this Quarterly Report on Form 10-Q for additional information.

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

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program for the repurchase of up to $5.0 billion of our common stock, which authorization is effective through July 25, 2023. We did not make any stock repurchases during the nine months ended March 31, 2023 and have not repurchased any shares of our common stock pursuant to our stock repurchase program since the first quarter of fiscal 2019. Although we will reevaluate the repurchasing of our common stock when appropriate, there can be no assurance if, when or at what level we may resume such activity. The remaining amount available to be repurchased under our current stock repurchase program as of March 31, 2023 was $4.5 billion. Repurchases under the stock repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan.

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

There have been no material changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10‑K for the year ended July 1, 2022. Please refer to Part II, Item 7 of our Annual Report on Form 10‑K for the year ended July 1, 2022 for a discussion of our critical accounting policies and estimates. In addition, as disclosed in Part I, Item 1, Note 3, Business Segments, Geographic Information, and Concentrations of Risk, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, as of March 31, 2023, our management has performed assessments of goodwill for impairment for both the Flash and HDD reporting units. Please refer to that disclosure for additional information on the judgments and estimates included in our assessments.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Except as disclosed below, there have been no material changes to our market risk during the nine months ended March 31, 2023. See Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended July 1, 2022 for further information about our exposure to market risk.

Foreign Currency Risk

Due to macroeconomic changes and volatility experienced in the foreign exchange market recently, we believe sensitivity analysis is more informative in representing the potential impact to the portfolio as a result of market movement. Therefore, we have performed sensitivity analyses as of March 31, 2023 and July 1, 2022 using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our foreign currency derivative contracts used to offset the underlying exposures. The foreign currency exchange rates used in performing the sensitivity analyses were based on market rates in effect at March 31, 2023 and July 1, 2022. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar would result in a foreign exchange fair value loss of $294 million and $306 million at March 31, 2023 and July 1, 2022, respectively.

Interest Rate Risk

We have generally held a balance of fixed and variable rate debt. As of March 31, 2023, our only variable rate debt outstanding was our Term Loan A-2, which bears interest, at the Company’s option, at a per annum rate equal to either (x) the Adjusted Term Secured Overnight Financing Rate (“SOFR”) (as defined in the Loan Agreement) plus an applicable margin varying from 1.125% to 2.000% or (y) a base rate plus an applicable margin varying from 0.125% to 1.000%, in each case depending on the corporate family ratings of the Company from at least two of Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. and Fitch Ratings, Inc., with an initial interest rate of Adjusted Term SOFR plus 1.375%. As of March 31, 2023, the outstanding balance on our Term Loan A-2 was $2.7 billion and a one percent increase in the variable rate of interest would increase annual interest expense by $27 million.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the third quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

We have described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended July 1, 2022 a number of risks and uncertainties that could cause our actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. Except as discussed below, there have been no material changes from these risk factors previously described in our Annual Report on Form 10-K for the year ended July 1, 2022. These risks and uncertainties are not the only risks facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business, financial condition, results of operations or the market price of our common stock.

The compromise, damage or interruption of our technology infrastructure, systems or products by cyber incidents, data security breaches, other security problems, design defects or system failures could have a material negative impact on our business.

We experience cyber incidents of varying degrees on our technology infrastructure and systems and, as a result, unauthorized parties have obtained in the past, and may obtain in the future, access to our computer systems and networks, including cloud-based platforms. As disclosed in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, an unauthorized third party gained access to a number of our systems in March 2023, which caused disruption to parts of our business operations and resulted in various investigation, recovery, and remediation expenses. In addition, the technology infrastructure and systems of some of our suppliers, vendors, service providers, cloud solution providers and partners have in the past experienced, and may in the future experience, such incidents. Cyber incidents can be caused by ransomware, computer denial-of-service attacks, worms, and other malicious software programs or other attacks, including the covert introduction of malware to computers and networks, and the use of techniques or processes that change frequently, may be disguised or difficult to detect, or are designed to remain dormant until a triggering event, and may continue undetected for an extended period of time. Cyber incidents have in the past resulted from, and may in the future result from, social engineering or impersonation of authorized users, and may also result from efforts to discover and exploit any design flaws, bugs, security vulnerabilities or security weaknesses, intentional or unintentional acts by employees or other insiders with access privileges, intentional acts of vandalism or fraud by third parties and sabotage. In some instances, efforts to correct vulnerabilities or prevent incidents have in the past and may in the future reduce the functionality or performance of our computer systems and networks, which could negatively impact our business. We believe malicious cyber acts are increasing in number and that cyber threat actors are increasingly organized and well-financed or supported by state actors, and are developing increasingly sophisticated systems and means to not only infiltrate systems, but also to evade detection or to obscure their activities. Geopolitical tensions or conflicts may create heightened risk of cyber incidents.

Our products are also targets for malicious cyber acts, including those products utilized in cloud-based environments as well as our cloud service offerings. Our cloud services have in the past and may in the future be taken offline as a result of or in order to prevent or mitigate cyber incidents. While some of our products contain encryption or security algorithms to protect third-party content or user-generated data stored on our products, these products could still be hacked or the encryption schemes could be compromised, breached, or circumvented by motivated and sophisticated attackers. Further, our products contain sophisticated hardware and operating system software and applications that may contain security problems, security vulnerabilities, or defects in design or manufacture, including “bugs” and other problems that could interfere with the intended operation of our products. To the extent our products include design defects, suffer system failure or are hacked, or if the encryption schemes are compromised or breached, this could harm our business by requiring us to employ additional resources to fix the errors or defects, exposing us to litigation and indemnification claims and hurting our reputation.

As discussed in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations with respect to the March 2023 cyber incident, if efforts to breach our infrastructure, systems or products are successful or we are unable to protect against these risks, we could suffer interruptions, delays, or cessation of operations of our systems, and loss or misuse of proprietary or confidential information, IP, or sensitive or personal information. Compromises of our infrastructure, systems or products could also cause our customers and other affected third parties to suffer loss or misuse of proprietary or confidential information, IP, or sensitive or personal information, and could harm our relationships with customers and other third parties and subject us to liability. As a result of actual or perceived breaches, we have in the past experienced and may in the future experience additional costs, notification requirements, civil and administrative fines and penalties, indemnification claims, litigation, or damage to our brand and reputation. All of these consequences could harm our reputation and our business and materially and negatively impact our operating results and financial condition.

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

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 8, 2006)
3.2	Amended and Restated By-Laws of Western Digital Corporation, as amended effective as of February 10, 2021 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on February 12, 2021)
3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Perpetual Preferred Stock (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on February 1, 2023)
10.1	Investment Agreement, dated January 31, 2023, by and between Western Digital Corporation and AP WD Holdings, L.P.†
10.2	Investment Agreement, dated January 31, 2023, by and among Western Digital Corporation, Elliott Associates, L.P. and Elliott International, L.P.†
10.3	Registration Rights Agreement, dated January 31, 2023, by and among Western Digital Corporation, AP WD Holdings, L.P., Elliott Associates, L.P. and Elliott International, L.P. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on February 1, 2023)
10.4	Amended and Restated Letter Agreement, dated January 31, 2023, by and between Western Digital Corporation and Elliott Investment Management L.P. (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on February 1, 2023)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

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
(Principal Accounting Officer and Duly Authorized Officer)
Dated: May 10, 2023