Form 10-K
period 2023-06-30
WESTERN DIGITAL CORP
filed 2023-08-22
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on December 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $7.73 billion, based on the closing sale price as reported on the Nasdaq Global Select Market.
There were 321,895,961 shares of common stock, par value $0.01 per share, outstanding as of the close of business on August 4, 2023.

Documents Incorporated by Reference
Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the 2023 fiscal year. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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
•expectations regarding the impact of the network security incident;
•the global macroeconomic environment;
•expectations regarding supply chain conditions and constraints;
•expectations regarding demand trends and market conditions for our products and expected future financial performance;
•expectations regarding our product momentum and product development and technology plans;
•expectations regarding capital expenditure plans and investments, including relating to our Flash Ventures joint venture with Kioxia Corporation (“Kioxia”) and sources of funding for related expenditures;
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

WEBSITE REFERENCES

In this Annual Report on Form 10-K, we make references to our website at www.westerndigital.com. References to our website through this Form 10-K are provided for convenience only and the content on our website does not constitute a part of, and shall not be deemed incorporated by reference into, this Annual Report on Form 10-K.

  PART I

Item 1.    Business

General

Western Digital Corporation (“Western Digital”) is on a mission to unlock the potential of data by harnessing the possibility to use it. We are a leading developer, manufacturer, and provider of data storage devices and solutions based on both NAND flash and hard disk drive technologies. With dedicated flash-based products (“Flash”) and hard disk drives (“HDD”) business units driving advancements in storage technologies, our broad and ever-expanding portfolio delivers powerful Flash and HDD storage solutions for everyone from students, gamers, and home offices, to the largest enterprises and public clouds to capture, preserve, access, and transform an ever-increasing diversity of data. Our broad portfolio of technology and products in Flash and HDD address multiple end markets of “Cloud”, “Client” and “Consumer.”

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

Founded in 1970 in Santa Ana, California, Western Digital is now a Standard & Poor’s 500 (“S&P 500”) company headquartered in San Jose, California. We have one of the technology industry’s most valuable patent portfolios with approximately 13,000 active patents worldwide. We have a rich heritage of innovation and operational excellence, a wide range of intellectual property (“IP”) assets, broad research and development (“R&D”) capabilities, and large-scale, efficient manufacturing supply chains. The strong growth in the amount, value, and use of data continues, creating a global need for larger, faster and more capable storage solutions.

We are a customer-focused organization that has developed deep relationships with industry leaders to continue to deliver innovative solutions to help users capture, store and transform data across a boundless range of applications. With much of the world’s data stored on Western Digital products, our innovation powers the global technology ecosystem from consumer devices to the edge, to the heart of the cloud. We enable cloud, Internet, and social media infrastructure players to build more powerful, cost-effective and efficient data centers. We help OEMs address storage opportunities and solutions to capture and transform data in a myriad of devices and edge technologies. We have also built strong consumer brands with tools to manage vast libraries of personal content and to push the limits of what’s possible for storage. At Western Digital, we continue to transform ourselves to address the growth in data by providing what we believe to be the broadest range of storage technologies in the industry with a comprehensive product portfolio and global reach.

Industry

We operate in the data storage industry. The ability to access, store and share data from anywhere on any device is increasingly important to our customers and end users. From the intelligent edge to the cloud, data storage is a fundamental component underpinning the global technology architecture. Our strengths in innovation and cost leadership, diversified product portfolio and broad routes to market provide a foundation upon which we are solidifying our position as an essential building block of the digital economy. There is tremendous market opportunity flowing from the rapid global adoption of the technology architecture built with cloud infrastructure tied to intelligent endpoints all connected by high-performance networks. The value and urgency of data storage at every point across this architecture have never been clearer.

The increase in computing complexity and advancements in artificial intelligence, along with growth in cloud computing applications, connected mobile devices and Internet-connected products, and edge devices is driving unabated growth in the volume of digital content to be stored and used. This growth has led to the creation of new form factors for data storage. The storage industry is increasingly utilizing tiered architectures with solid state drives (“SSD”), HDD and other non-volatile memory-based storage to address an expanding set of uses and applications. We believe our expertise and innovation across both Flash and HDD technologies enable us to bring powerful solutions to a broader range of applications. We continuously monitor the full array of storage technologies, including reviewing these technologies with our customers, to ensure we are appropriately resourced to meet our customers’ storage needs.

Technology

Flash Technologies. Flash products provide non-volatile data storage based on flash technology. We develop and manufacture solid state storage products for a variety of applications including enterprise or cloud storage, client storage, automotive, mobile devices and removable memory devices. Over time, we have successfully developed and commercialized successive generations of 3-dimensional flash technology with increased numbers of storage bits per cell in an increasingly smaller form factor, further driving cost reductions. We devote significant research and development resources to the development of highly reliable, high-performance, cost-effective flash-based technology and are continually pursuing developments in next-generation flash-based technology capacities. We are leveraging our expertise, resources and strategic investments in non-volatile memories to explore a wide spectrum of persistent memory and storage class memory technologies. We have also initiated, defined and developed standards to meet new market needs and to promote wide acceptance of flash storage standards through interoperability and ease of use.

Hard Disk Drives. HDD products provide non-volatile data storage by recording magnetic information on a rotating disk. We develop and manufacture substantially all of the recording heads and magnetic media used in our HDD products. We have led the industry in innovation to drive increased areal density and high-performance attributes. Our improvements in HDD capacity, which lower product costs over time, have been enabled largely through advancements in magnetic recording head and media technologies. Our multi-year product roadmap for high-capacity HDD, which combine ePMR, OptiNAND, UltraSMR and triple stage actuators to deliver a cutting-edge portfolio of drives, in commercial volumes, at a wide variety of capacity points, puts Western Digital in a strong position to capitalize on the opportunities presented by the large and growing storage markets. We invest considerable resources in R&D, manufacturing infrastructure and capital equipment for recording head and media technology, as well as other aspects of the magnetic recording system such as HDD mechanics, controller and firmware technology, in order to secure our competitive position and cost structure.

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

Our Data Solutions

Our broad portfolio of technology and products address multiple end markets of “Cloud”, “Client” and “Consumer” and are comprised of the Western Digital®, SanDisk® and WD® brands.

Cloud represents a large and growing end market comprised primarily of products for public or private cloud environments and enterprise customers, which we believe we are uniquely positioned to address as the only provider of both flash and hard drive products. We provide the Cloud end market with an array of high-capacity enterprise HDD and high-performance enterprise SSD, and platforms. Our capacity enterprise hard drives provide high-capacity storage needs and a low total cost of ownership per gigabyte for the growing cloud data center and smart video system markets. These drives are primarily for use in data storage systems, in tiered storage models and where data must be stored reliably for years. Our high-performance enterprise class SSD include high-performance flash-based SSD and software solutions that are optimized for performance applications providing a range of capacity and performance levels primarily for use in enterprise servers and supporting high-volume online transactions, data analysis and other enterprise applications. We also provide higher value data storage platforms to the market.

Through the Client end market, we provide numerous data solutions that we incorporate into our client’s devices, which consist of HDD and SSD desktop and notebook PCs, gaming consoles and set top boxes, as well as flash-based embedded storage products for mobile phones, tablets, notebook PCs and other portable and wearable devices, automotive applications, Internet of Things, industrial and connected home applications. Our HDD and SSD are designed for use in devices requiring high performance, reliability and capacity with various attributes such as low cost per gigabyte, quiet acoustics, low power consumption and protection against shocks.

The Consumer end market provides consumers with a portfolio of HDD and SSD embedded into external storage products and removable Flash, which include cards, universal serial bus (“USB”) flash drives and wireless drives, through our retail and channel routes to market. Our external HDD storage products in both mobile and desktop form factors provide affordable, high quality, reliable storage for backup and capacity expansion that are designed to keep digital content secure. We offer client portable SSD with a range of capacities and performance characteristics to address a broad spectrum of the client storage market. Our removable cards are designed primarily for use in consumer devices, such as mobile phones, tablets, imaging systems, cameras and smart video systems. Our USB flash drives are used in the computing and consumer markets and are designed for high-performance and reliability. Our wireless drive products allow in-field backup of created content, as well as wireless streaming of high-definition movies, photos, music and documents to tablets, smartphones and PCs.

Competition

Our industry is highly competitive. We compete with manufacturers of Flash and HDD for Cloud, Client, and Consumer end markets. In Flash, we compete with vertically integrated suppliers such as Kioxia, Micron Technology, Inc., Samsung Electronics Co., Ltd., SK hynix, Inc., Yangtze Memory Technologies Co., Ltd. and numerous smaller companies that assemble flash into products. In HDD, we compete with Seagate Technology Holdings plc and Toshiba Electronic Devices & Storage Corporation.

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

•deep relationships with industry leaders across the data ecosystems that give us the broadest routes to market; and

•industry leading consumer brand awareness and global retail distribution presence.

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

We have approximately 13,000 active patents worldwide and have many patent applications in process. We continually seek additional United States (“U.S.”) and international patents on our technology. We believe that, although our active patents and patent applications have considerable value, the successful manufacturing and marketing of our products also depends upon the technical and managerial competence of our staff. Accordingly, the patents held and applied for cannot alone ensure our future success.

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

Manufacturing

We believe that we have significant know-how, unique product manufacturing processes, test and tooling, execution skills, human resources and training to continue to be successful and to adjust our manufacturing operations as necessary. We strive to maintain manufacturing flexibility, high manufacturing yields, reliable products and high-quality components. The critical elements of our production of Flash and HDD are high volume and utilization, low-cost assembly and testing, strict adherence to quality metrics and maintaining close relationships with our strategic component suppliers to access best-in-class technology and manufacturing capacity. We continually monitor our manufacturing capabilities to respond to the changing requirements of our customers and maintain our competitiveness and position as a data technology leader.

Flash and HDD manufacturing are complex processes involving the production and assembly of precision components with narrow tolerances and rigorous testing. The manufacturing processes involve a number of steps that are dependent on each other and occur in “clean room” environments that demand skill in process engineering and efficient space utilization to control the operating costs of these manufacturing environments. We continually evaluate our manufacturing processes in an effort to increase productivity, sustain and improve quality and decrease manufacturing costs. For example, we have taken aggressive actions to restructure our client HDD manufacturing footprint in light of ongoing trends in the HDD Client market as PCs shift from using HDD to Flash technology. We continually evaluate which steps in the manufacturing process would benefit from automation and how automated manufacturing processes can improve productivity and reduce manufacturing costs. We also leverage contract manufacturers when strategically advantageous.

Our vertically integrated, in-house assembly and test operations for our HDD products are concentrated in Prachinburi and Bang Pa-In, Thailand; Penang, Johor Bahru, and Kuching, Malaysia; Laguna, Philippines; Shenzhen, China; San Jose and Fremont, CA, USA.

Ventures with Kioxia

Substantially all of our flash-based supply requirements for Flash is obtained from our ventures with Kioxia, which provide us with leading-edge, high-quality and low-cost flash memory wafers. While substantially all of our flash memory supply utilized for our products is purchased from these ventures, from time to time, we also purchase flash memory from other flash manufacturers. While we do not unilaterally control the operations of our ventures with Kioxia, we believe that our business venture relationship with Kioxia helps us reduce product costs, increases our ability to control the quality of our products and speeds delivery of our products to our customers. Our business ventures with Kioxia are located primarily in Yokkaichi and Kitakami, Japan, and our in-house assembly and test operations are located in Shanghai, China and Penang, Malaysia.

We and Kioxia currently operate three business ventures in 300-millimeter flash-based manufacturing facilities in Japan, which provide us leading-edge, cost-competitive flash-based memory wafers for our end products. Through Flash Partners Ltd., Flash Alliance Ltd., and Flash Forward Ltd., which we collectively refer to as Flash Ventures, we and Kioxia collaborate in the development and manufacture of flash-based memory wafers using semiconductor manufacturing equipment owned or leased by each of the Flash Venture entities. We hold a 49.9% ownership position in each of the Flash Venture entities. Each Flash Venture entity purchases wafers from Kioxia at cost and then resells those wafers to us and Kioxia at cost plus a small markup. We are obligated to take our share of the output from these ventures or pay for variable costs incurred in producing our share of Flash Ventures’ flash-based memory wafer supply, based on our three-month forecast, which generally equals 50% of Flash Ventures’ output. In addition, we are obligated to pay for half of Flash Ventures’ fixed costs regardless of the output we choose to purchase. We are also obligated to fund 49.9% to 50.0% of each Flash Ventures entity’s capital investments to the extent that the Flash Ventures entity’s operating cash flow is insufficient to fund these investments. We co-develop flash technologies (including process technology and memory design) with Kioxia and contribute IP for Flash Ventures’ use.

The agreements governing the operations of the Flash Venture entities also set out a framework for any investment by the joint venture partners in flash manufacturing capacity. Since its inception, Flash Ventures’ primary manufacturing site has been located in Yokkaichi, Japan. The Yokkaichi site, which is owned and operated by Kioxia, currently includes six wafer fabrication facilities. We have jointly invested, and intend to continue to jointly invest, with Kioxia in manufacturing equipment for the Yokkaichi fabrication facilities. We also have agreements that extend Flash Ventures to a wafer fabrication facility located in Kitakami, Japan, referred to as “K1”, which is operated by Kioxia Iwate Corporation, a wholly-owned subsidiary of Kioxia. In January 2022, we entered into agreements regarding Flash Ventures’ investment in a new wafer fabrication facility in Yokkaichi, Japan, referred to as “Y7”, which is the sixth wafer fabrication facility at the Yokkaichi site. The primary purpose of Y7 is to provide clean room space to continue the transition of existing flash-based wafer capacity to newer flash technology nodes. The first phase of construction of Y7 is now complete and has commenced output.

For a discussion of risks associated with our business ventures with Kioxia, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K.

Materials and Supplies

Our Flash consists of flash-based memory, controllers and firmware and other components. Substantially all of our flash-based memory is supplied by our business ventures with Kioxia. Controllers are primarily designed in-house and manufactured by third-party foundries or acquired from third-party suppliers. We believe the use of our in-house assembly and test facilities, as well as contract manufacturers, provides flexibility and gives us access to increased production capacity. We have developed deep relationships with these vendors and Kioxia to establish a continuous supply of flash-based memory and controllers.

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

We generally retain multiple suppliers for our component requirements, but for business or technology reasons, we source some of our components from a limited number of sole or single source providers. For a discussion of associated risks, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K.

Sales and Distribution

We sell our products to computer manufacturers and OEMs, cloud service providers, resellers, distributors and retailers throughout the world. We maintain sales offices in selected parts of the world including the major geographies of the Americas, Asia Pacific, Europe and the Middle East. Our international sales, which include sales to foreign subsidiaries of U.S. companies but do not include sales to U.S. subsidiaries of foreign companies, represented 69%, 71% and 78% of our net revenue for 2023, 2022 and 2021, respectively. Sales to international customers are subject to certain risks not normally encountered in domestic operations, including exposure to tariffs and various trade regulations. For a discussion of such risks, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K.

We perform our marketing and advertising functions both internally and through outside firms utilizing both consumer media and trade publications targeting various reseller and end-user markets. We also maintain customer relationships through direct communication and by providing information and support through our website. In accordance with standard storage industry practice, we provide distributors and retailers with limited price protection and programs under which we reimburse certain marketing expenditures. We also provide distributors, resellers and OEMs with other sales incentive programs.

For each of 2023, 2022 and 2021, no single customer accounted for 10% or more of our net revenue.

Seasonality

We have historically experienced seasonal fluctuations in our business with higher levels of demand in the first and second quarters as a result of increased customer spending. Seasonality can also be impacted by cyclicality in the industry and macroeconomic conditions. For a discussion of associated risks, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K.

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

Human Capital Management

In order to support our company’s strategy, a continued emphasis on talent is required. Despite the current industry headwinds, we continue to focus on attracting, developing, engaging and retaining the best talent for our company. At the end of 2023, we employed approximately 53,000 people worldwide. Our diverse team spans 38 countries with approximately 85% of our employees in Asia Pacific, 13% in the Americas and 2% in Europe, the Middle East and Africa.

Diversity, Equity and Inclusion

We are committed to diversity and promoting an inclusive environment where every individual can thrive through a sense of belonging, respect and contribution. We support inclusive hiring, training and development opportunities and ensuring equitable pay for employees, and we continue to focus on increasing diverse representation at every level of our company. As of June 30, 2023, women represented 26% of our management positions and 23% of our technical staff. Additionally, members of Asian, Black/African American, Hispanic/Latino or other racially or ethnically diverse communities, represented 62% of our U.S. management positions, which is a 1.4 percentage point increase compared to 2022.

We have a number of initiatives that focus on increasing our diverse representation, including our new college graduate recruitment and hiring programs as well as veteran hiring and training programs. Our Employee Resource Groups (“ERGs”) help create an inclusive culture that embraces the uniqueness of our employees. We have several ERG communities, focusing on women, LGBTQ+, racial and ethnic minorities, military and people with disabilities. For additional detail about our workforce, we encourage you to review our Sustainability Report, which we publish annually and make available on our corporate website. Nothing on our website shall be deemed incorporated by reference into this Annual Report on Form 10-K.

In 2023, we continued the self-identification initiative launched in the previous year by inviting new hires to share more about who they are across dimensions of gender, gender identity, veterans and disabilities. Participation was optional, data was protected and the results were anonymized. We believe an in-depth understanding of our employee population will enable us to better engage and retain our talent.

Compensation and Benefits

We believe in the importance of investing in our people, and we do that through a robust Total Rewards program. We benchmark our compensation and benefits programs annually using market data from reputable third-party consultants. We also conduct internal focus groups and employee surveys to inform programs and identify opportunities.

We promote a pay-for-performance culture and offer employees competitive compensation consisting of base salary and both short-term and long-term incentives. We also offer a global recognition program to celebrate the contributions of employees who bring our core values to life.

To ensure that our pay practices are fair and equitable, we conduct an annual pay equity assessment to promote equal pay for equal work for men and women. As part of this review, we analyze current pay which takes into consideration various, non-discriminatory factors, such as seniority, experience, skills, performance, location, track and hiring and promotion dates. We use the results to make pay adjustments as needed. In 2023, we expanded our assessment to cover 100% of our employee population globally. In the coming year, we plan to further our pay equity efforts by engaging in a living wage analysis.

We also believe in creating an environment that allows our employees to prioritize their physical, mental and financial well-being. We provide competitive benefits, including health coverage, life and disability insurance, retirement, paid time off, an employee assistance program and an employee stock purchase plan. In 2023, we continued our multi-year journey to modernize and improve our benefits portfolio with the goal of offering more choice to meet the unique needs of our diverse employees.

Talent Attraction, Development and Engagement

Foundational to our people strategy is the attraction, development and engagement of our employees. We continued our skills-based screening to hire employees based on capabilities and potential as well as our anonymous hiring pilot to identify and remove any potential for bias from our hiring process for interns. Additionally, we revamped our event experience by focusing on career fairs and conferences.

Fostering the next generation of talent continues to be a key priority, and in 2023 we increased our U.S. intern conversion rate by over 40 percentage points. We are also a corporate sponsor for the Quad Fellowship by Schmidt Futures, which aims to “empower exceptional engineering, mathematics, science, and technology graduate students to advance research and innovation with a lens of positive social impact.”

Developing our talent is key to helping us reach our business goals and retaining our people. We foster an environment of continuous learning through on-demand tools to help employees chart their career journey and track their progress. To equip employees with the skills needed to build resilience and manage the economic uncertainty, we shifted our focus to address critical capabilities in real-time. Alongside our flagship program Leader Essentials, we introduced self-directed development modules to help employees at all levels cultivate skills such as how to navigate dynamic times, have a learning mindset, seek insights and communicate effectively. We were recognized by Fast Company as one of the 10 most innovative companies in manufacturing in calendar year 2023 for upskilling 42% of our workforce at our Penang, Malaysia facility while working towards our sustainability goals.

Ongoing engagement is a keystone to our people strategy. We believe that listening is crucial to identifying opportunities to strengthen employee engagement as well as influencing our overall strategy. We also engage employees by taking actions to promote and ground them in our core values and beliefs as a company, so that we are conducting business in an ethical way. As a result of this focus, in 2023, we were named one of the World’s Most Ethical Companies by Ethisphere Institute for the fifth consecutive year. Our employees regularly engage in philanthropy to support the communities in which they work and live. In 2023, 32% of our employees participated in a company-sponsored volunteer event, which was bolstered by a 27-percentage point increase in participation among our factory worker population.

Health and Safety

We are committed to creating a safe work environment everywhere we operate. We provide extensive health and safety resources and training to all of our employees, especially for those who work in our manufacturing and operations. We use an integrated management system to manage health and safety standards at our manufacturing facilities.

Government Regulation

Our worldwide business activities are subject to various laws, rules, and regulations of the United States as well as of foreign governments. Compliance with existing or future governmental regulations, including, but not limited to, those pertaining to global trade, the environment, consumer and data protection, employee health and safety, and taxes, could have a material impact on our capital expenditures, earnings, competitive position and overall business in subsequent periods. See Part I, Item 1A, Risk Factors for a discussion of these potential impacts.

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

Item 1A.    Risk Factors

Our business can be affected by a number of risks and uncertainties, any of which could cause material harm to our actual operating results and financial condition. The risks discussed below are not the only ones facing our business but represent risks that we believe are material to us. Additional risks not presently known to us or that we currently deem immaterial may also negatively affect our business.

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

•weaker protection of IP rights;

•policies and financial incentives by governments in China, the United States, and countries in Europe and Asia designed to reduce dependence on foreign semiconductor manufacturing capabilities;

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

We do not have long-term contracts with some of our existing suppliers, nor do we always have guaranteed manufacturing capacity with our suppliers, so we cannot guarantee that they will devote sufficient resources or capacity to manufacturing our products. Any significant problems that occur at our suppliers could lead to product shortages or quality assurance problems. When we do have contractual commitments with suppliers in an effort to stabilize the supply of our components, those commitments may require us to buy a substantial number of components or make significant cash advances to the supplier and may not result in a satisfactory supply of our components. We have cancelled or deferred and may continue to cancel or defer outstanding purchase commitments with certain suppliers due to changes in actual and forecasted demand, which has resulted, and may continue to result in fees, penalties and other associated charges. Such cancellations or deferments can also negatively impact our relationships with certain suppliers or lead to a decline in the financial performance of certain suppliers, each of which could result in even more limited availability of components needed for our products.

In addition, our supply base has experienced industry consolidation. Our suppliers may be acquired by our competitors, decide to exit the industry, or redirect their investments and increase costs to us. In addition, some of our suppliers have experienced a decline in financial performance, including as a result of cancelled or deferred purchase commitments. Where we rely on a limited number of suppliers or a single supplier, the risk of supplier loss due to industry consolidation or a decline in financial performance is increased. Some of our suppliers may also be competitors in other areas of our business, which could lead to difficulties in price negotiations or meeting our supply requirements.

Public health crises, including the COVID-19 pandemic, have had, and could in the future have, a negative effect on our business.

The COVID-19 pandemic has negatively impacted and future public health crises, including resurgences of COVID-19 may negatively impact our workforce and operations in the future, as well as those of our strategic partners, customers, suppliers and logistics providers. The impacts we experienced in connection with the COVID-19 pandemic included temporary closures of certain manufacturing facilities; under-absorbed overhead; increased logistics, component and other costs; decreased demand for our products; and manufacturing challenges. Future outbreaks of infectious disease or other public health crises may have similar impacts.

The effects of public health crises are uncertain and difficult to predict, but may include:

•Disruptions to our supply chain, our operations or those of our strategic partners, customers or suppliers caused by employees or others contracting infectious diseases, or by governmental orders to contain the spread of infectious disease, such as travel restrictions, quarantines, shelter in place orders, trade controls and business shutdowns;

•Deterioration of worldwide credit markets that may limit our ability or increase our cost to obtain external financing to fund our operations and capital expenditures and result in a higher rate of losses on our accounts receivables due to customer credit defaults;

•Extreme volatility in financial markets, which may harm our ability to access the financial markets on acceptable terms;

•Increased data security and technology risk as some employees work from home, including possible outages to systems and technologies critical to remote work and increased data privacy risk with cybercriminals attempting to take advantage of the disruption; and

•Reduced productivity or other disruptions of our operations if workers in our factories or our other worksites are exposed to or spread infectious diseases to other employees.

The degree to which any future public health crises, including resurgences of COVID-19, ultimately impact our business will depend on many factors beyond our control, which are highly uncertain and cannot be predicted at this time.

Our operations, and those of certain of our suppliers and customers, are subject to substantial risk of damage or disruption.

We conduct our operations at large, high-volume, purpose-built facilities in California and throughout Asia. The facilities of many of our customers, our suppliers and our customers’ suppliers are also concentrated in certain geographic locations throughout Asia and elsewhere. If a fire (including a climate change-related fire), flood, earthquake, tsunami or other natural disaster, condition or event such as a power outage, contamination event, terrorist attack, cybersecurity incident, physical security breach, political instability, civil unrest, localized labor unrest or other employment issues, or a health epidemic negatively affects any of these facilities, it would significantly affect our ability to manufacture or sell our products and source components and would harm our business. Possible impacts include work and equipment stoppages and damage to or closure of our facilities, or those of our suppliers or customers, for an indefinite period of time. Climate change has in the past and is expected to continue to increase the incidence and severity of certain natural disasters, including wildfires and adverse weather events. In addition, the geographic concentration of our manufacturing sites could exacerbate the negative impacts resulting from any of these problems.

We may incur losses beyond the limits of, or outside the scope of, the coverage of our insurance policies. There can be no assurance that in the future we will be able to maintain existing insurance coverage or that premiums will not increase substantially. Due to market availability, pricing or other reasons, we may elect not to purchase insurance coverage or to purchase only limited coverage. We maintain limited insurance coverage and, in some cases, no coverage at all, for natural disasters and damage to our facilities, as these types of insurance are sometimes not available or available only at a prohibitive cost. Climate change may reduce the availability or increase the cost of certain types of insurance by contributing to an increase in the incidence and severity of certain natural disasters. We depend upon Kioxia to obtain and maintain sufficient property, business interruption and other insurance for Flash Ventures. If Kioxia fails to do so, we could suffer significant unreimbursable losses, and such failure could also cause Flash Ventures to breach various financing covenants.

The loss of our key management, staff and skilled employees; the inability to hire and develop new employees; or decisions to realign our business could negatively impact our business prospects.

Our success depends upon the continued contributions of our talent. Changes in our key management team can result in loss of continuity, loss of accumulated knowledge, departure of other key employees, disruptions to our operations and inefficiency during transitional periods. Global competition for skilled employees in the technology industry is intense, and our business success is increasingly dependent on our ability to attract, develop and retain top talent; implement succession plans for key management and staff and replace aging skilled employees. Additionally, uncertainty about business realignment actions or the structure and organization of our business as a result of our ongoing strategic review could negatively impact our ability to recruit and retain key staff and skilled employees. Changes in immigration policies may also impair our ability to recruit and hire technical and professional talent.

Our ability to hire and retain employees also depends on our ability to build and maintain a diverse and inclusive workplace culture and to fund competitive compensation and benefits, each of which contribute to being viewed as an employer of choice. Additionally, because a substantial portion of our key employees’ compensation is linked to the performance of our business, we may be at a competitive disadvantage for hiring and retaining talent when our operating results are negatively impacted. If we are unable to hire and retain key talent, our operating results would likely be harmed.

The compromise, damage or interruption of our technology infrastructure, systems or products by cyber incidents, data security breaches, other security problems, design defects or system failures could have a material negative impact on our business.

We experience cyber incidents of varying degrees on our technology infrastructure and systems and, as a result, unauthorized parties have obtained in the past, and may obtain in the future, access to our computer systems and networks, including cloud-based platforms. For example, an unauthorized third party gained access to a number of our systems in March 2023, which caused disruption to parts of our business operations and resulted in various investigation, recovery, and remediation expenses. In addition, the technology infrastructure and systems of some of our suppliers, vendors, service providers, cloud solution providers and partners have in the past experienced, and may in the future experience, such incidents. Cyber incidents can be caused by ransomware, computer denial-of-service attacks, worms, and other malicious software programs or other attacks, including the covert introduction of malware to computers and networks, and the use of techniques or processes that change frequently, may be disguised or difficult to detect, or are designed to remain dormant until a triggering event, and may continue undetected for an extended period of time. Cyber incidents have in the past resulted from, and may in the future result from, social engineering or impersonation of authorized users, and may also result from efforts to discover and exploit any design flaws, bugs, security vulnerabilities or security weaknesses, intentional or unintentional acts by employees or other insiders with access privileges, intentional acts of vandalism or fraud by third parties and sabotage. In some instances, efforts to correct vulnerabilities or prevent incidents have in the past and may in the future reduce the functionality or performance of our computer systems and networks, which could negatively impact our business. We believe malicious cyber acts are increasing in number and that cyber threat actors are increasingly organized and well-financed or supported by state actors, and are developing increasingly sophisticated systems and means to not only infiltrate systems, but also to evade detection or to obscure their activities. Geopolitical tensions or conflicts may create heightened risk of cyber incidents.

Our products are also targets for malicious cyber acts, including those products utilized in cloud-based environments as well as our cloud service offerings. Our cloud services have in the past and may in the future be taken offline as a result of or in order to prevent or mitigate cyber incidents. While some of our products contain encryption or security algorithms to protect third-party content or user-generated data stored on our products, these products could still be hacked or the encryption schemes could be compromised, breached, or circumvented by motivated and sophisticated attackers. Further, our products contain sophisticated hardware and operating system software and applications that may contain security problems, security vulnerabilities, or defects in design or manufacturing, including “bugs” and other problems that could interfere with the intended operation of our products. To the extent our products include design defects, suffer system failure or are hacked, or if the encryption schemes are compromised or breached, this could harm our business by requiring us to employ additional resources to fix the errors or defects, exposing us to litigation and indemnification claims and hurting our reputation.

If efforts to breach our infrastructure, systems or products are successful or we are unable to protect against these risks, we could suffer interruptions, delays, or cessation of operations of our systems, and loss or misuse of proprietary or confidential information, IP, or sensitive or personal information. For example, as a result of a network security incident in March 2023, an unauthorized party obtained a copy of a Western Digital database used for our online store that contained some personal information of our online store customers. Compromises of our infrastructure, systems or products could also cause our customers and other affected third parties to suffer loss or misuse of proprietary or confidential information, IP, or sensitive or personal information, and could harm our relationships with customers and other third parties and subject us to liability. As a result of actual or perceived breaches, we have in the past experienced and may in the future experience additional costs, notification requirements, civil and administrative fines and penalties, indemnification claims, litigation, or damage to our brand and reputation. All of these consequences could harm our reputation and our business and materially and negatively impact our operating results and financial condition.

We are subject to risks related to product defects, which could result in product recalls or epidemic failures and could subject us to warranty claims in excess of our warranty provisions or which are greater than anticipated, litigation or indemnification claims.

We warrant the majority of our products for periods of one to five years. We test our products in our manufacturing facilities through a variety of means. However, our testing may fail to reveal defects in our products that may not become apparent until after the products have been sold into the market. In addition, our products may be used in a manner that is not intended or anticipated by us, resulting in potential liability. Accordingly, there is a risk that product defects will occur, including as a result of third-party components or applications that we incorporate in our products, which could require a product recall. Product recalls can be expensive to implement. As part of a product recall, we may be required or choose to replace the defective product. Moreover, there is a risk that product defects may trigger an epidemic failure clause in a customer agreement. If an epidemic failure occurs, we may be required to replace or refund the value of the defective product and to cover certain other costs associated with the consequences of the epidemic failure. In addition, product defects, product recalls or epidemic failures may cause damage to our reputation or customer relationships, lost revenue, indemnification for a recall of our customers’ products, warranty claims, litigation or loss of market share with our customers, including our OEM and original design manufacturer (“ODM”) customers. Our business liability insurance may be inadequate or future coverage may be unavailable on acceptable terms, which could negatively impact our operating results and financial condition.

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

Any potential transaction or other strategic alternative would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, regulatory approvals, and the availability of financing for a potential transaction on reasonable terms. The process of reviewing potential strategic alternatives is time consuming and may be distracting and disruptive to our business operations and long-term planning, which may cause concern to our current or potential customers, employees, investors, strategic partners and other constituencies and may have a material impact on our business and operating results or result in increased volatility in our share price. We have and will continue to incur substantial expenses associated with identifying, evaluating and negotiating potential strategic alternatives. There can be no assurance that any potential transaction or other strategic alternative, if consummated, will provide greater value to our stockholders than that reflected in the current price of our common stock. Until the review process is concluded, perceived uncertainties related to our future may result in the loss of potential business opportunities, volatility in the market price of our common stock and difficulty attracting and retaining qualified talent and business partners. Similarly, activist investors may engage in proxy solicitations or advance shareholder proposals, or otherwise attempt to affect changes and assert influence on our Board and management, which could lead to the impacts on our business, board, management and employees discussed above.

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

Substantially all of our flash-based memory is supplied by Flash Ventures, which limits our ability to respond to market demand and supply changes and makes our financial results particularly susceptible to variations from our forecasts and expectations. A failure to accurately forecast supply and demand could cause us to over-invest or under-invest in technology transitions or the expansion of Flash Ventures’ capacity. Over-investment by us or our competitors could result in excess supply, which could cause significant decreases in our product prices, significant excess, obsolete inventory or inventory write-downs or underutilization charges, and the potential impairment of our investments in Flash Ventures. We are contractually obligated to pay for 50% of the fixed costs of Flash Ventures regardless of whether we order any flash-based memory, and our orders placed with Flash Ventures on a three-month rolling basis are binding. On the other hand, if we under-invest in Flash Ventures, or otherwise grow or transition Flash Ventures’ capacity too slowly, we may not have enough supply of flash-based memory, or the right type of flash-based memory, to meet demand on a timely and cost effective basis, and we may lose opportunities for revenue, gross margin and market share as a result. If our supply is limited, we might make strategic decisions with respect to the allocation of our supply among our products and customers, which could result in less favorable gross margins or damage customer relationships.

Our control over the operations of our business ventures may be limited, and our interests could diverge from our strategic partners’ interests regarding ongoing and future activities. For example, under the Flash Ventures agreements, we cannot unilaterally direct most of Flash Ventures’ activities, and we have limited ability to source or fabricate flash outside of Flash Ventures. Flash Ventures requires significant investments by both Kioxia and us for technology transitions and capacity expansions, and our business could be harmed if our technology roadmap and investment plans are not sufficiently aligned with Kioxia’s. Lack of alignment with Kioxia with respect to Flash Ventures could negatively impact our ability to react quickly to changes in the market, or to stay at the forefront of technological advancement. Misalignment could arise due to changes in Kioxia’s strategic priorities, management, ownership or access to capital, which have changed in recent years and could continue to change. Kioxia’s stakeholders may include, or have included in the past, competitors, customers, a private equity firm, government entities or public stockholders. Kioxia’s management changes, ownership and capital structure could lead to delays in decision-making, disputes or changes in strategic direction that could negatively impact the strategic partnership, and therefore us. There may exist conflicts of interest between Kioxia’s stakeholders and Flash Ventures or us with respect to, among other things, protecting and growing Flash Ventures’ business, IP and competitively sensitive confidential information.

Together with Kioxia, we fund a portion of the investments required for Flash Ventures through lease financings. Continued availability of lease financings for Flash Ventures is not guaranteed and could be limited by several factors, including investor capacity and risk allocation policies, our or Kioxia’s financial performance and changes to our or Kioxia’s business, ownership or corporate structure. To the extent that lease financings are not accessible on favorable terms or at all, more cash would be required to fund investments.

Our strategic relationships are subject to additional risks that could harm our business, including, but not limited to, the following:

•failure by our strategic partners to comply with applicable laws or employ effective internal controls;

•difficulties and delays in product and technology development at, ramping production at, and transferring technology to, our strategic partners;

•declining financial performance of our strategic partners, including failure by our strategic partners to timely fund capital investments with us or otherwise meet their commitments, including paying amounts owed to us or third parties when due;

•we may lose the rights to, or ability to independently manufacture, certain technology or products being developed or manufactured by strategic partners, including if any of them is acquired by another company, files for bankruptcy or experiences financial or other losses;

•a bankruptcy event involving a strategic partner could result in structural changes to or termination of the strategic partnership; and

•changes in tax or regulatory requirements may necessitate changes to the agreements governing our strategic partnerships.

We participate in a highly competitive industry that is subject to declining average selling prices (“ASPs”), volatile demand, rapid technological change and industry consolidation, as well as lengthy product qualifications, all of which can negatively impact our business.

Demand for our devices, software and solutions, which we refer to in this Item 1A as our “products”, depends in large part on the demand for systems manufactured by our customers and on storage upgrades to existing systems. The demand for systems has been volatile in the past and often has had an exaggerated effect on the demand for our products in any given period. Demand for and prices of our products are influenced by, among other factors, actual and projected data growth, the balance between supply and demand in the storage market, including the effects of new fab capacity, macroeconomic factors, business conditions, technology transitions and other actions taken by us or our competitors. The storage market has recently experienced, and may continue to experience, periods of excess capacity leading to liquidation of excess inventories, inventory write-downs, significant reductions in ASPs and negative impacts on our revenue and gross margins, and volatile product life cycles that harm our ability to recover the cost of product development.

Further, our ASPs and gross margins tend to decline when there is a shift in the mix of product sales to lower priced products. We face potential gross margin pressures resulting from our ASPs declining more rapidly than our cost of revenue. Rapid technological changes often reduce the volume and profitability of sales of existing products and increase the risk of inventory obsolescence and write-downs. Finally, the data storage industry has experienced consolidation over the past several years, which could enhance the resources and lower the cost structure of some competitors. These factors could result in a substantial decrease in our market share and harm our business.

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

The markets for our products continuously undergo technology transitions that can impact our product roadmaps and that we must anticipate in order to adapt our existing products or develop new products effectively. If we fail to adapt to or implement new technologies or develop new products desired by our customers quickly and cost-effectively, or if technology transitions negatively impact our existing product roadmaps, our business may be harmed.

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

Additionally, new technologies could impact demand for our products in unforeseen or unexpected ways and new products could substitute for our current products and make them obsolete, each of which would harm our business. We also develop products to meet certain industry and technical standards, which may change and cause us to incur substantial costs as we adapt to new standards or invest in different manufacturing processes to remain competitive.

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

The variety and volume of products we manufacture are based in part on accurately forecasting market and customer demand for our products. Accurately forecasting demand has become increasingly difficult for us, our customers and our suppliers due to volatility in global economic conditions, end market dynamics and industry consolidation, resulting in less availability of historical market data for certain product segments. Further, for many of our OEM customers utilizing just-in-time inventory, we do not generally require firm order commitments and instead receive a periodic forecast of requirements, which may prove to be inaccurate. In addition, because our products are designed to be largely interchangeable with competitors’ products, our demand forecasts may be impacted significantly by the strategic actions of our competitors. As forecasting demand becomes more difficult, the risk that our forecasts are not in line with demand increases. This has caused, and may in the future cause, our forecasts to exceed actual market demand, resulting in periods of product oversupply, excess inventory, asset underutilization and price decreases, which has impacted and could further impact our sales, ASPs and gross margin, thereby negatively affecting our operating results and our financial condition. If market demand increases significantly beyond our forecasts or beyond our ability to add manufacturing capacity, then we may not be able to satisfy customer product needs, possibly resulting in a loss of market share if our competitors are able to meet customer demands. In addition, some of our components have long lead-times, requiring us to place orders several months in advance of anticipated demand. Such long lead-times increase the risk of excess inventory, potentially resulting in inventory write-downs, or loss of sales in the event our forecasts vary substantially from actual demand.

Failure to successfully execute on strategic initiatives including acquisitions, divestitures or cost saving measures may negatively impact our future results.

We have made and expect to continue to make acquisitions and divestitures, and engage in cost saving measures. Acquisitions of, investment opportunities in, or other significant transactions with companies that are complementary to our business are an important part of our overall business strategy. In order to pursue this part of our growth strategy successfully, we must continue to identify attractive acquisition or investment opportunities, successfully complete the transactions, some of which may be large and complex, and manage post-closing issues such as integration of the acquired company or employees and integration of processes and systems. We may not be able to continue to identify or complete appealing acquisition or investment opportunities given the intense competition for these transactions. Even if we identify and complete suitable corporate transactions, we may not be able to successfully address any integration challenges in a timely manner, or at all. There have been and may continue to be difficulties with implementing new systems and processes or with integrating systems and processes of companies with complex operations, which can result in inconsistencies in standards, controls, procedures and policies and may increase the risk that our internal controls are found to be ineffective.

Failing to successfully integrate or realign our business to take advantage of efficiencies or reduce redundancies of an acquisition may result in not realizing all or any of the anticipated benefits of the acquisition. In addition, failing to achieve the financial model projections for an acquisition or changes in technology development and related roadmaps following an acquisition may result in the incurrence of impairment charges (including goodwill impairments or other asset write-downs) and other expenses, both of which could negatively impact our results of operations or financial condition. Acquisitions and investments may also result in the issuance of equity securities that may be dilutive to our stockholders as well as earn-out or other contingent consideration payments and the issuance of additional indebtedness that would put additional pressure on liquidity. Furthermore, we may agree to provide continuing service obligations or enter into other agreements in order to obtain certain regulatory approvals of our corporate transactions, and failure to satisfy these additional obligations could result in our failing to obtain regulatory approvals or the imposition of additional obligations on us, any of which could negatively affect our business. In addition, new legislation or additional regulations may affect or impair our ability to invest with or in certain other countries or require us to obtain regulatory approvals to do so, including investments in joint ventures, minority investments and outbound technology transfers to certain countries.

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

Historically, nearly one half of our total revenue came from sales to our top 10 customers. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing, contractual terms and the environmental impact and attributes of our products, often resulting in the allocation of risk or increased costs to us as the supplier. Our ability to maintain strong relationships with our principal customers is essential to our future performance. We have experienced and may in the future experience events such as the loss of a key customer, prohibition or restriction of sales to a key customer by law, regulation or other government action, reductions in sales to or orders by a key customer, customer requirements to reduce our prices before we are able to reduce costs or the acquisition of a key customer by one of our competitors. These events have impacted, and may in the future impact, our operating results and financial condition. Further, government authorities may implement laws or regulations or take other actions that could result in significant changes to the business or operating models of our customers. Such changes could negatively impact our operating results.

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

We utilize debt financing in our capital structure and may incur additional debt, including under our revolving credit facility subject to customary conditions in our loan agreements. Our level of debt could have significant consequences, which include, but are not limited to, the following:

•limiting our ability to obtain additional financing for working capital, capital expenditures, acquisitions or other general corporate purposes;

•requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes;

•imposing financial and other restrictive covenants on our operations, including minimum liquidity and free cash flow requirements and limitations on our ability to (i) declare or pay dividends or repurchase shares of our common stock; (ii) purchase assets, make investments, complete acquisitions, consolidate or merge with or into, or sell all or substantially all of our assets to, another person; (iii) enter into sale/leaseback transactions or certain transactions with affiliates; (iv) incur additional indebtedness and (v) incur liens; and

•making us more vulnerable to economic downturns and limiting our ability to withstand competitive pressures or take advantage of new opportunities to grow our business.

Our ability to meet our debt service obligations, comply with our debt covenants and deleverage depends on our cash flows and financial performance, which are affected by financial, business, economic and other factors. The rate at which we will be able to or choose to deleverage is uncertain. Failure to meet our debt service obligations or comply with our debt covenants could result in an event of default under the applicable indebtedness. We may be unable to cure, or obtain a waiver of, an event of default or otherwise amend our debt agreements to prevent an event of default thereunder on terms acceptable to us or at all. In that event, the debt holders could accelerate the related debt, which may result in the cross-acceleration or cross-default of other debt, leases or other obligations. If we do not have sufficient funds available to repay indebtedness when due, whether at maturity or by acceleration, we may be required to sell important strategic assets; refinance our existing debt; incur additional debt or issue common stock or other equity securities, which we may not be able to do on terms acceptable to us, in amounts sufficient to meet our needs or at all. Our inability to service our debt obligations or refinance our debt could harm our business. Further, if we are unable to repay, refinance or restructure our secured indebtedness, the holder of such debt could proceed against the collateral securing the indebtedness. Refinancing our indebtedness may also require us to expense previous debt issuance costs or to incur new debt issuance costs.

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

Changes in tax laws in the United States, the European Union and around the globe have impacted and will continue to impact our effective worldwide tax rate, which may materially affect our financial position and results of operations. Further, the majority of countries in the G20 and Organization for Economic Cooperation and Development (OECD) Inclusive Framework on Base Erosion and Profit Shifting (BEPS) have agreed to adopt a two-pillar approach to taxation, which includes the implementation of a global corporate minimum tax rate of 15%, which when effective could materially increase our tax obligations in these countries. Due to the large scale of our U.S. and international business activities, many of these enacted and proposed changes to the taxation of our activities, including cash movements, could increase our worldwide effective tax rate and harm our business. Beginning in our fiscal year 2023, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures in the year incurred, requiring amortization in accordance with IRC Section 174. Depending on our operating results, this requirement could materially increase our effective tax rate and reduce our operating cash flows. Additionally, portions of our operations are subject to a reduced tax rate or are free of tax under various tax holidays that expire in whole or in part from time to time, or may be terminated if certain conditions are not met. Although many of these holidays may be extended when certain conditions are met, we may not be able to meet such conditions. If the tax holidays are not extended, or if we fail to satisfy the conditions of the reduced tax rate, then our effective tax rate could increase in the future.

Our determination of our tax liability in the U.S. and other jurisdictions is subject to review by applicable domestic and foreign tax authorities. For example, as disclosed in Part I, Item 1, Note 14, Income Tax Expense, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, we are under examination by the Internal Revenue Service for certain fiscal years. Although we believe our tax positions are properly supported, the final timing and resolution of any tax examinations are subject to significant uncertainty and could result in litigation or the payment of significant amounts to the applicable tax authority in order to resolve examination of our tax positions, which could result in an increase of our current estimate of unrecognized tax benefits and may harm our business.

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

Our aspirations, disclosures, and actions related to environmental, social and governance (“ESG”) matters expose us to risks that could adversely affect our reputation and performance.

There is an increased focus from investors, customers, associates, business partners and other stakeholders concerning ESG matters, and we announce initiatives and goals related to ESG matters from time to time, including renewable energy and net zero emissions commitments. These statements reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Our ability to achieve any ESG objective is subject to numerous risks, many of which are outside of our control, including the availability and cost of alternative energy sources; the evolving regulatory and reporting requirements affecting ESG practices and disclosures; the locations and usage of our products and the implications on their greenhouse gas emissions; and the successful execution of our strategy. Our failure to accomplish or accurately track and report on these goals on a timely basis, or at all, and the potential added costs involved, could adversely affect our reputation; financial performance and growth; our ability to attract or retain talent; and our attractiveness as a business partner or supplier, and could expose us to increased litigation risk, as well as increased scrutiny from the investment community and enforcement authorities.

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

Our Bylaws provide that, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or the federal district court in the State of Delaware if the Court of Chancery does not have subject matter jurisdiction) is the sole and exclusive forum for (i) any derivative action brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer or other employee of the Company or its stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or the Company’s Certificate of Incorporation or Bylaws, or (iv) any action asserting a claim governed by the internal affairs doctrine (the “Delaware Exclusive Forum Provision”). Our Bylaws further provide that the federal district courts of the United States of America will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action under the Securities Act of 1933, as amended (the “Federal Forum Provision”).

The Delaware Exclusive Forum Provision is intended to apply to claims arising under Delaware state law and would not apply to claims brought pursuant to the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, the Federal Forum Provision is intended to apply to claims arising under the Securities Act and would not apply to claims brought pursuant to the Exchange Act. The exclusive forum provisions in the Company’s Bylaws will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder and, accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal courts. Our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.

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

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

Our principal executive offices are located in San Jose, California. Our leased facilities have contracts expiring at various times through 2034. Our principal manufacturing, R&D, marketing and administrative facilities as of June 30, 2023 were as follows:

Location	Buildings Owned or Leased	Approximate Square Footage	Description
United States
California
Fremont	Leased	295,000	HDD manufacturing of head wafers and R&D
Irvine	Leased	458,000	HDD R&D, administrative, marketing and sales
Milpitas	Owned	578,000	Flash R&D, marketing and sales, and administrative
San Jose	Owned	2,205,000	Manufacturing of head wafers, head, media and product development, R&D for Flash and HDD, administrative, marketing and sales
Colorado
Longmont	Leased	62,000	Flash R&D
Colorado Springs	Leased	54,000	HDD R&D
Minnesota
Rochester	Leased	156,000	Flash and HDD product development
Asia
China
Shanghai	Owned	914,000	Flash assembly and test of SSD
Shenzhen	Owned and Leased	563,000	HDD manufacturing of media
Japan
Fujisawa	Owned	661,000	HDD product development
Malaysia
Johor	Owned	277,000	HDD manufacturing of substrates
Kuala Lumpur	Owned	145,000	HDD R&D and administrative
Kuching	Owned	529,000	HDD manufacturing and development of substrates
Penang	Owned	1,889,000	Assembly and test of SSD, manufacturing of media, and R&D for Flash and HDD
Philippines
Laguna	Owned	632,000	HDD manufacturing of HGAs and slider fabrication
Thailand
Bang Pa-In	Owned and Leased	1,595,000	HDD slider fabrication, manufacturing of HDDs and HGAs, and R&D
Prachinburi	Owned	1,568,000	HDD manufacturing
India
Bangalore	Owned and Leased	1,260,000	Flash R&D and administrative
Middle East
Israel
Kfar Saba	Owned	167,000	Flash R&D
Tefen	Owned	72,000	Flash R&D

We also lease office space in various other locations throughout the world primarily for R&D, sales, operations, manufacturing, administration and technical support. We believe our present facilities are adequate for our current needs, although we update our facilities from time to time to meet anticipated future technological and market requirements. In general, new manufacturing facilities can be developed and become operational within approximately 12 to 24 months should we require such additional facilities.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is listed on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “WDC.” The approximate number of holders of record of our common stock as of August 4, 2023 was 855.

Dividends

In April 2020, we suspended our quarterly cash dividend. For more information about our dividend policy. see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Short- and Long-term Liquidity.

Stock Performance Graph

The following graph compares the cumulative total stockholder return of our common stock with the cumulative total return of the S&P 500 Index and the Dow Jones U.S. Technology Hardware & Equipment Index for the five years ended June 30, 2023. The graph assumes that $100 was invested in our common stock at the close of market on June 29, 2018 and that all dividends were reinvested. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

TOTAL RETURN TO STOCKHOLDERS
(Assumes $100 investment at market close on June 29, 2018)

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Western Digital Corporation, the S&P 500 Index and the Dow Jones US Technology Hardware & Equipment Index

$350
$300
$250
$200
$150
$100
$50
$0
06/29/18
06/28/19
07/03/20
07/02/21
07/01/22
06/30/23
Western Digital Corporation
S&P 500
Dow Jones US Technology Hardware & Equipment

Total Return Analysis

	June 29, 2018	June 28, 2019	July 3, 2020	July 2, 2021	July 1, 2022	June 30, 2023
Western Digital Corporation	$100.00	$64.19	$58.99	$97.59	$60.35	$52.72
S&P 500 Index	$100.00	$110.42	$118.70	$167.13	$149.39	$178.66
Dow Jones U.S. Technology Hardware & Equipment Index	$100.00	$107.82	$156.84	$242.39	$216.40	$324.28

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

Our Company

We are on a mission to unlock the potential of data by harnessing the possibility to use it. We are a leading developer, manufacturer, and provider of data storage devices based on both NAND flash and hard disk drive technologies. With dedicated flash-based products (“Flash”) and hard disk drives (“HDD”) business units driving advancements in storage technologies, our broad and ever-expanding portfolio delivers powerful Flash and HDD storage solutions for everyone from students, gamers, and home offices to the largest enterprises and public clouds to capture, preserve, access, and transform an ever-increasing diversity of data.

Our broad portfolio of technology and products address our multiple end markets: “Cloud”, “Client” and “Consumer”. Cloud represents a large and growing end market comprised primarily of products for public or private cloud environments and enterprise customers, which we believe we are uniquely positioned to address as the only provider of both Flash and HDD. Through the Client end market, we provide our original equipment manufacturer (“OEM”) and channel customers a broad array of high-performance flash and hard drive solutions across personal computer, mobile, gaming, automotive, virtual reality headsets, at-home entertainment, and industrial spaces. The Consumer end market is highlighted by our broad range of retail and other end-user products, which capitalize on the strength of our product brand recognition and vast points of presence around the world.

Our fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every five to six years, we report a 53-week fiscal year to align the fiscal year with the foregoing policy. Fiscal years 2023, 2022, and 2021, which ended on June 30, 2023, July 1, 2022, and July 2, 2021, respectively, each comprised 52 weeks, with all quarters presented consisting of 13 weeks.

Key Developments

Network Security Incident

As previously disclosed, on March 26, 2023, we identified a network security incident in which an unauthorized third party gained access to a number of our systems. Upon discovery of the incident, we implemented incident response efforts, which included taking various systems and services offline as a proactive measure to secure our business operations and initiating an investigation with the assistance of leading outside security and forensic experts. In collaboration with outside forensic experts, we confirmed that an unauthorized party obtained a copy of a Western Digital database used for our online store that contained some personal information of our online store customers. This information included customer names, billing and shipping addresses, email addresses and telephone numbers. In addition, the database contained, in encrypted format, hashed and salted passwords and partial credit card numbers. We have provided notifications to impacted customers and relevant governmental authorities.

The incident, together with the incident response efforts discussed above, resulted in some disruptions to our business operations, including manufacturing, sales, fulfillment and general corporate activities. We were able to stabilize core operations after a short period of time and brought impacted systems back online in order of operational priority. The incident did not have a material impact on the financial results in 2023.

Investigation, recovery, and remediation expenses, including costs for forensics activities, third-party consulting and service providers, outside legal advisors, and other IT professionals, as a result of the network security incident were not material to the Consolidated Financial Statements. We maintain cyber insurance, subject to certain deductibles and policy limitations, typical for our size and industry.

Strategic Alternatives

In June 2022, we announced that we are reviewing potential strategic alternatives aimed at further optimizing long-term value for stockholders. The Executive Committee of our Board of Directors is overseeing the assessment process and evaluating a range of alternatives, including options for separating our Flash and HDD business units. As of June 30, 2023, we are still actively working with financial advisors and our legal counsel in this strategic review process.

Tax Resolution

As disclosed in previous periods, we have received statutory notices of deficiency and notices of proposed adjustments from the Internal Revenue Service (“IRS”) with respect to 2008 through 2015. During the third quarter of 2023, we and the IRS reached an agreement on the federal tax and interest calculations with respect to the years 2008 through 2012 and a tentative settlement for the years 2013 through 2015. Additional information is provided in our discussion of Income tax expense in our results of operations below, as well as in Part II, Item 8, Note 14, Income Tax Expense, of the Notes to the Consolidated Financial Statements, and in the “Short- and Long-Term Liquidity - Unrecognized Tax Benefits” section below.

Financing Activities

In December 2022 and in June 2023, we amended the loan agreement governing our Term Loan A-2 and revolving credit facility to provide additional financial flexibility as we navigate through the current dynamic economic environment. The amendments modified our financial covenant requirements, including modifying the leverage ratio requirements, and introducing a minimum liquidity covenant applicable through the quarter ending September 27, 2024 and a minimum free cash flow requirement applicable through the quarter ending December 29, 2023.

The amendment also accelerates the due date for amounts outstanding under the loan agreement from January 7, 2027 to November 2, 2023 if, as of that date, our cash and cash equivalents plus available unused capacity under our credit facilities do not exceed by $1.40 billion the sum of the outstanding balance of our 1.50% convertible notes due 2024 plus the outstanding principal amount of any other debt maturing within twelve months.

In January 2023, we entered into a new delayed draw term loan agreement, which was then amended in June 2023. As amended, the agreement allowed us to draw a loan of up to $600 million which we exercised in full in August 2023 (the “Delayed Draw Term Loan”). Borrowings on this loan will mature on June 28, 2024 or such earlier date that conditions for acceleration of amounts due under the loan agreement governing our Term Loan A-2 and revolving credit facility have been triggered as described above.

Also in January, 2023, we issued an aggregate of 900,000 shares of Series A Preferred Stock for an aggregate purchase price of $900 million. We believe these transactions will provide us with greater financial flexibility to manage our business.

Additional information regarding our indebtedness, including the principal repayment terms, interest rates, covenants and other key terms of our outstanding indebtedness, and additional information on the terms of our convertible preferred shares is included in Part II, Item 8, Note 8, Debt, and Note 13, Shareholders’ Equity and Convertible Preferred Stock, of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Operational Update

Macroeconomic factors such as inflation, higher interest rates and recession concerns have softened demand for our products, with certain customers reducing purchases as they adjust their production levels and right-size their inventories. As a result, we and our industry are experiencing a supply-demand imbalance, which has resulted in reduced shipments and negatively impacted pricing, particularly in Flash. While supply-demand imbalance has somewhat stabilized beginning in the third quarter of 2023, particularly in Client and Consumer, we continue to face a dynamic market environment. To adapt to these conditions, since the beginning of 2023, we have scaled back on capital expenditures, consolidated production lines and reduced bit growth to align with market demand and implemented measures to reduce operating expenses. This has resulted in incremental charges for employee termination, asset impairment and other charges and manufacturing underutilization charges in Flash and HDD in 2023, and is expected to impact near-term results. However, we believe digital transformation will continue to drive long-term growth for data storage in both Flash and HDD and believe that the actions we are taking will position us to capitalize on market conditions when they improve to address long-term growth opportunities in data storage across all our end markets.

We will continue to actively monitor developments impacting our business and may take additional responsive actions that we determine to be in the best interest of our business and stakeholders.

We believe we have made significant progress in strengthening our product portfolio to meet our customers’ growing and evolving storage needs. Our new industry-leading 22-terabyte conventional magnetic recording drives and 26-terabyte shingled magnetic recording drives, utilizing OptiNAND technology, have commenced commercial shipments. We also have commenced product sampling of our latest 28-terabyte Ultra SMR drive, which built upon proven ePMR and UltraSMR technology, with full feature and performance compatibility, as well as the reliability trusted by our customers worldwide. During 2023, we announced BiCS8 node, the newest 3D-flash memory technology based on a chip-bonded-to-array architecture.

See Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K for more information regarding the risks we face as a result of macroeconomic conditions, and supply chain disruptions.

Results of Operations

Summary Comparison of 2023, 2022 and 2021

The following table sets forth, for the periods presented, selected summary information from our Consolidated Statements of Operations by dollars and percentage of net revenue(1):

	2023		2022		2021
	(in millions, except percentages)
Revenue, net	$12,318	100.0%	$18,793	100.0%	$16,922	100.0%
Cost of revenue	10,431	84.7	12,919	68.7	12,401	73.3
Gross profit	1,887	15.3	5,874	31.3	4,521	26.7
Operating expenses:
Research and development	2,009	16.3	2,323	12.4	2,243	13.3
Selling, general and administrative	970	7.9	1,117	5.9	1,105	6.5
Employee termination, asset impairment, and other charges	193	1.6	43	0.2	(47)	(0.3)
Total operating expenses	3,172	25.8	3,483	18.5	3,301	19.5
Operating income (loss)	(1,285)	(10.4)	2,391	12.7	1,220	7.2
Interest and other income:
Interest income	24	0.2	6	—	7	—
Interest expense	(312)	(2.5)	(304)	(1.6)	(326)	(1.9)
Other income, net	13	0.1	30	0.2	26	0.2
Total interest and other income, net	(275)	(2.2)	(268)	(1.4)	(293)	(1.7)
Income (loss) before taxes	(1,560)	(12.7)	2,123	11.3	927	5.5
Income tax expense	146	1.2	623	3.3	106	0.6
Net income (loss)	(1,706)	(13.8)	1,500	8.0	821	4.9
Less: cumulative dividends allocated to preferred shareholders	24	0.2	—	—	—	—
Net income (loss) attributable to common shareholders	$(1,730)	(14.0)%	$1,500	8.0%	$821	4.9%

(1)Percentage may not total due to rounding.

The following table sets forth, for the periods presented, a summary of our segment information:

	2023	2022	2021
	(in millions, except percentages)
Net revenue:
Flash	$6,063	$9,753	$8,706
HDD	6,255	9,040	8,216
Total net revenue	$12,318	$18,793	$16,922
Gross profit:
Flash	$433	$3,527	$2,611
HDD	1,505	2,661	2,221
Unallocated corporate items:
Stock-based compensation expense	(49)	(48)	(55)
Amortization of acquired intangible assets	—	(66)	(331)
Contamination related charges	—	(207)	—
Recoveries from a power outage incident	—	7	75
Other	(2)	—	—
Total unallocated corporate items	(51)	(314)	(311)
Consolidated gross profit	$1,887	$5,874	$4,521
Gross margin:
Flash	7.1%	36.2%	30.0%
HDD	24.1%	29.4%	27.0%
Consolidated gross margin	15.3%	31.3%	26.7%

The following table sets forth, for the periods presented, summary information regarding our disaggregated revenue:

	2023	2022	2021
	(in millions)
Revenue by End Market
Cloud	$5,252	$8,017	$5,723
Client	4,328	7,076	7,281
Consumer	2,738	3,700	3,918
Total Revenue	$12,318	$18,793	$16,922

Revenue by Geography
Asia	$6,046	$10,054	$9,455
Americas	4,172	5,867	4,406
Europe, Middle East and Africa	2,100	2,872	3,061
Total Revenue	$12,318	$18,793	$16,922
Exabytes Shipped	501	645	541

Net Revenue

Net revenue decreased 34% in 2023 compared to 2022, primarily reflecting the supply-demand imbalance and macroeconomic pressures described in the “Operational Update” above.

Flash revenue decreased 38% in 2023 compared to 2022, substantially all driven by a decline in the average selling prices per gigabyte across all our end markets.

HDD revenue decreased 31% in 2023, compared to 2022, primarily driven by an approximately 26% decrease in exabytes sold and a decline in the average selling prices. The decrease in exabytes sold was primarily driven by lower shipments to customers in our Cloud end market and to a lesser extent in Client and Consumer end markets.

The 34% decrease in Cloud revenue in 2023 compared to 2022, reflects approximately 25 percentage points driven by a decline in HDD revenue as customers reduced purchases to right-size their inventories, and approximately 9 percentage points driven by a decline in Flash revenue resulting primarily from a decrease in shipments, as well as from lower average selling prices of our flash-based products. In Client, the 39% decrease in revenue in 2023 compared to 2022 reflects approximately 34 percentage points driven by a decline in Flash revenue due to pricing pressure across Flash and approximately 5 percentage points driven by a decline in HDD shipments. In Consumer, the 26% decrease in revenues in 2023 compared to 2022, was relatively evenly split between decreases in average selling price per gigabyte in Flash and a decline in retail HDD shipments.

The changes in net revenue by geography in 2023, compared to 2022, primarily reflect a larger decline in Asia from lower Client revenue from OEMs in this region as they reduced purchases to align with current market demand, as well as routine variations in the mix of business.

For 2023, 2022 and 2021, our top 10 customers accounted for 43%, 45% and 39%, respectively, of our net revenue. For each of 2023, 2022 and 2021, no single customer accounted for 10% or more of our net revenue.

Consistent with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. For 2023, 2022 and 2021, these programs represented 20%, 17% and 19%, respectively, of gross revenues, and adjustments to revenue due to changes in accruals for these programs have generally averaged less than 1% of gross revenue over the last three years. The amounts attributed to our sales incentive and marketing programs generally vary according to several factors including industry conditions, list pricing strategies, seasonal demand, competitor actions, channel mix and overall availability of products. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue.

Gross Profit and Gross Margin

Consolidated gross profit decreased $3.99 billion, or 68%, in 2023 compared to 2022, which reflected the decrease in revenue described above as well as an aggregate of approximately $605 million for manufacturing underutilization and related charges and a write-down of certain Flash inventory to the lower of cost or market value ($404 million in Flash and $201 million in HDD), partially offset by $207 million of charges related to a contamination event in the Flash Ventures’ fabrication facilities incurred in the prior year, and a $66 million decrease in charges related to amortization expense on acquired intangible assets, some of which became fully amortized in 2023. Consolidated gross margin decreased 16 percentage points over the prior year with approximately 4 percentage points of the decline due to the net charges noted above and the remainder driven by the lower average selling prices per gigabyte in Flash. Flash gross margin decreased by 29.1 percentage points year over year, substantially driven by lower average selling prices per gigabyte in Flash with approximately 4 percentage points driven by year-over-year changes in the charges noted above. HDD gross margin decreased by 5.3 percentage points year over year, with approximately 3 percentage points of the decline due to the underutilization charges noted above and the remainder primarily reflecting lower average selling prices per gigabyte and variation in the mix of products.

Operating Expenses

R&D expense decreased $314 million or 14% in 2023 compared to 2022, which reflects reductions in headcount and variable compensation expense as well as savings resulting from our actions to reduce expenses in the current dynamic economic environment.

Selling, general and administrative (“SG&A”) expense decreased $147 million or 13% in 2023 compared to 2022, which reflects reductions in headcount, variable compensation expense and professional fees as well as savings resulting from our actions to reduce expenses in the current dynamic economic environment.

Employee termination, asset impairment and other charges increased $150 million compared to 2022, primarily due to restructuring actions taken to adjust our cost structure to align with the current demand environment. For additional information regarding employee termination, asset impairment and other charges, see Part II, Item 8, Note 16, Employee Termination, Asset Impairment, and Other Charges, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Interest and Other Income

The total interest and other income, net in 2023 was relatively flat compared to 2022, which reflected higher interest expense as a result of increases in interest rates and lower other income, partially offset by $29 million of lower amortization of the debt discount as a result of the adoption of ASU 2020-06 (as defined and described in Note 2, Recent Accounting Pronouncements, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K) and higher interest income on our cash and investments due to higher interest rates.

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which contained significant law changes related to tax, climate, energy, and health care. The tax measures include, among other things, a corporate alternative minimum tax (“CAMT”) of 15% on corporations with three-year average annual adjusted financial statement income (“AFSI”) exceeding $1.00 billion. The CAMT will be effective for us beginning with fiscal year 2024. We are currently evaluating the potential effects of these legislative changes.

The following table sets forth Income tax information from our Consolidated Statement of Operations by dollar and effective tax rate:

	2023	2022	2021
	(in millions, except percentages)
Income (loss) before taxes	$(1,560)	$2,123	$927
Income tax expense	146	623	106
Effective tax rate	(9)%	29%	11%

Beginning in 2023, the 2017 Act requires us to capitalize and amortize R&D expenses rather than expensing them in the year incurred. The tax effects related to the capitalization of R&D expenses are included in Income tax expense, but did not have a material impact on our effective tax rate.

The primary drivers of the difference between the effective tax rate for 2023 and the U.S. Federal statutory rate of 21% are the relative mix of earnings and losses by jurisdiction, the deduction for foreign derived intangible income, credits, and tax holidays in Malaysia, the Philippines and Thailand that will expire at various dates during years 2024 through 2031.

The primary drivers of the difference between the effective tax rate for 2022 and the U.S. Federal statutory rate of 21% are the relative mix of earnings and losses by jurisdiction, the deduction for foreign derived intangible income, credits, and tax holidays in Malaysia, the Philippines and Thailand that will expire at various dates during years 2024 through 2031. In addition, the effective tax rate for 2022 includes a net increase of $352 million to the liability for unrecognized tax benefits, which includes interest and offsetting tax benefits, as a result of our discussions with various taxing authorities. This amount includes $324 million related to the effects of the final settlement with the IRS resolving the statutory notices of deficiency with respect to 2008 through 2012 and the tentative settlement reached with the IRS resolving the notices of proposed adjustments with respect to 2013 through 2015.

Our future effective tax rate is subject to future regulatory developments and changes in the mix of our U.S. earnings compared to foreign earnings. Our total tax expense in future years may also vary as a result of discrete items such as excess tax benefits or deficiencies.

For additional information regarding Income tax expense, see Part II, Item 8, Note 14, Income Tax Expense, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

A discussion of our results of operations for 2021, including a comparison of such results of operations to 2022, is included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended July 1, 2022 filed with the Securities and Exchange Commission on August 25, 2022.

Liquidity and Capital Resources

The following table summarizes our statements of cash flows:

	2023	2022	2021
	(in millions)
Net cash provided by (used in):
Operating activities	$(408)	$1,880	$1,898
Investing activities	(762)	(1,192)	(765)
Financing activities	875	(1,718)	(817)
Effect of exchange rate changes on cash	(9)	(13)	6
Net increase (decrease) in cash and cash equivalents	$(304)	$(1,043)	$322

We reached a final agreement with the IRS and received notices of deficiency with respect to years 2008 through 2012. In addition, we have tentatively reached a basis for resolving the notices of proposed adjustments with respect to years 2013 through 2015. As of June 30, 2023, we have recognized a liability for tax and interest of $753 million related to all years from 2008 through 2015. We expect to pay $523 million in the first quarter of 2024 with respect to years 2008 through 2012 and expect to pay any remaining balance with respect to this matter within the next twelve months.

In connection with settlements for years 2008 through 2015, we expect to realize reductions to our mandatory deemed repatriation tax obligations and tax savings from interest deductions in future years aggregating to approximately $160 million to $180 million. See Part I, Item 1, Note 14, Income Tax Expense for further details.

The $1.10 billion principal amount of our 1.50% convertible notes due 2024 will mature on February 1, 2024, and we are required to settle any conversion value with the principal amount settled in cash and any excess in cash, shares of the Company’s common stock, or a combination thereof pursuant to the terms of the indenture, dated as of February 13, 2018. See Part I, Item 1, Note 8, Debt for further details.

As further described under “Key Developments - Financing Activities” above, in December 2022 and June 2023, we modified certain financial covenant requirements in the loan agreement governing our Term Loan A-2 and revolving credit facility. In addition, in January 2023, we entered into a delayed draw term loan agreement, which was then amended in June 2023 and fully drawn in the amount of $600 million in August 2023. In January 2023, we also issued an aggregate of 900,000 shares of Series A Preferred Stock for an aggregate purchase price of $900 million. We believe these transactions will provide us with greater financial flexibility to manage our business.

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

As noted previously, we have been scaling back on capital expenditures, consolidating production lines and reducing bit growth to align with market demand. We reduced our expenditures for property, plant and equipment for our company plus our portion of the capital expenditures by our Flash Ventures joint venture with Kioxia for its operations to approximately $1.4 billion in 2023 from approximately $1.5 billion in 2022. After consideration of the Flash Ventures’ lease financing of its capital expenditures and net operating cash flow, we reduced our net cash used for our purchases of property, plant and equipment and net activity in notes receivable relating to Flash Ventures to $793 million in 2023 from $1.2 billion in 2022. We expect the capital expenditures for 2024 to be less than 2023.

We believe our cash, and cash equivalents including the proceeds from the drawdown of the Delayed Draw Term Loan, as discussed in “Key Developments - Financing Activities” above, as well as our available revolving credit facility, will be sufficient to meet our working capital, debt and capital expenditure needs for at least the next twelve months and for the foreseeable future thereafter, as we navigate the current market downturn before returning to profitable operations and positive cash flows when the market normalizes. We believe we can also access the various capital markets to further supplement our liquidity position if necessary. Our ability to sustain our working capital position is subject to a number of risks that we discuss in Part I, Item 1A, Risk Factors, in this Annual Report on Form 10-K.

A total of $1.28 billion and $1.82 billion of our cash and cash equivalents were held outside of the U.S. as of June 30, 2023 and July 1, 2022, respectively. There are no material tax consequences that were not previously accrued for on the repatriation of this cash.

Our cash equivalents are primarily invested in money market funds that invest in U.S. Treasury securities and U.S. Government agency securities. In addition, from time to time, we also invest directly in certificates of deposit, asset-backed securities and corporate and municipal notes and bonds.

Operating Activities

Net cash provided by or used in operating activities primarily consists of net income or loss, adjusted for non-cash charges, plus or minus changes in operating assets and liabilities. Net cash provided by changes in operating assets and liabilities was $90 million for 2023, as compared to $1.08 billion for 2022, which reflects the reduction in the volume of our business. Changes in our operating assets and liabilities are largely affected by our working capital requirements, which are dependent on the effective management of our cash conversion cycle as well as timing of payments for taxes. Our cash conversion cycle measures how quickly we can convert our products into cash through sales. At the end of the respective fourth quarters, the cash conversion cycles were as follows (in days):

	2023	2022	2021
	(in days)
Days sales outstanding	54	56	42
Days in inventory	130	107	98
Days payables outstanding	(56)	(66)	(63)
Cash conversion cycle	128	97	77

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

DSO decreased by 2 days over the prior year, reflecting timing of shipments and customer collections. DIO increased by 23 days over the prior year, primarily reflecting a decline in products shipped in light of the current market environment. DPO decreased 10 days over the prior year, primarily due to reductions in production volume and capital expenditures as well as routine variations in the timing of purchases and payments during the period.

Investing Activities

Net cash used in investing activities in 2023 primarily consisted of $821 million in capital expenditures, partially offset by a $14 million net decrease in notes receivable issuance to Flash Ventures and $14 million in net proceeds from the sale of property, plant, and equipment. Net cash used in investing activities in 2022 primarily consisted of a $1.12 billion of capital expenditures, partially offset by a $91 million net increase in notes receivable issuances to Flash Ventures.

Financing Activities

During 2023, net cash provided by financing activities primarily consisted of $881 million from the issuance of Series A Preferred Stock and $93 million from issuance of stock under employee stock plans, partially offset by $80 million used for taxes paid on vested stock awards under employee stock plans. In addition, we drew and repaid $1.18 billion under our revolving credit facility within the period. Cash used in financing activities in 2022 primarily consisted of $3.62 billion for repayment of debt, as well as $122 million for taxes paid on vested stock awards under employee stock plans, partially offset by net proceeds of $1.87 billion from the issuance of new debt and $90 million from the issuance of stock under employee stock plans.

A discussion of our cash flows for the year ended July 2, 2021 is included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, included in our Annual Report on Form 10-K for the year ended July 1, 2022 filed with the Securities and Exchange Commission on August 25, 2022.

Off-Balance Sheet Arrangements

Other than the commitments related to Flash Ventures incurred in the normal course of business and certain indemnification provisions (see “Short- and Long-term Liquidity - Indemnifications” below), we do not have any other material off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets, or any other obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not included in the Consolidated Financial Statements. Additionally, with the exception of Flash Ventures and our joint venture with Unisplendour Corporation Limited and Unissoft (Wuxi) Group Co. Ltd. (“Unis”), referred to as the “Unis Venture”, we do not have an interest in, or relationships with, any variable interest entities. For additional information regarding our off-balance sheet arrangements, see Part II, Item 8, Note 10, Related Parties and Related Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Short- and Long-term Liquidity

Material Cash Requirements

In addition to cash requirements for unrecognized tax benefits and dividend rights with respect to the Series A Preferred Stock discussed below, the following is a summary of our known material cash requirements, including those for capital expenditures, as of June 30, 2023:

	Total	1 Year (2024)	2-3 Years (2025-2026)	4-5 Years (2027-2028)	More than 5 Years (Beyond 2028)
	(in millions)
Long-term debt, including current portion(1)	$7,100	$1,213	$2,600	$2,287	$1,000
Interest on debt	1,091	342	555	118	76
Flash Ventures related commitments(2)	3,912	1,859	1,613	537	(97)
Operating leases	334	49	94	77	114
Purchase obligations and other commitments	3,102	2,589	316	67	130
Mandatory deemed repatriation tax	663	199	464	—	—
Total	$16,202	$6,251	$5,642	$3,086	$1,223

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

Dividend rights

On January 31, 2023, we issued an aggregate of 900,000 shares of Series A Preferred Stock for an aggregate purchase price of $900 million. These shares are entitled to cumulative preferred dividends. See Part II, Item 8, Note 13, Shareholders’ Equity and Convertible Preferred Stock, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information regarding the dividend provisions.

Debt

In addition to our existing debt, as of June 30, 2023, we had $2.25 billion available for borrowing under our revolving credit facility until January 2027, subject to customary conditions under the loan agreement. Furthermore, we drew the Delayed Draw Term Loan in the amount of $600 million as noted in “Key Developments - Financing Activities”. The agreements governing these credit facilities each include limits on secured indebtedness and certain types of unsecured subsidiary indebtedness and require certain of our subsidiaries to provide guarantees and collateral to the extent the conditions providing for such guarantees and collateral are met. Additional information regarding our indebtedness, including information about availability under our revolving credit facility and the principal repayment terms, interest rates, covenants and other key terms of our outstanding indebtedness, is included in Part II, Item 8, Note 8, Debt, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. Our delayed draw term loan agreement and the loan agreement governing our revolving credit facility and our term loan A-2 due 2027 require us to comply with certain financial covenants, consisting of a leverage ratio, a minimum liquidity and a free cash flow requirements. As of June 30, 2023, we were in compliance with these financial covenants.

Flash Ventures

Flash Ventures sells to, and leases back from, a consortium of financial institutions a portion of its tools and has entered into equipment lease agreements, of which we guarantee half or all of the outstanding obligations under each lease agreement. The leases are subject to customary covenants and cancellation events that relate to Flash Ventures and each of the guarantors. The occurrence of a cancellation event could result in an acceleration of the lease obligations and a call on our guarantees. As of June 30, 2023, we were in compliance with all covenants under these Japanese lease facilities. See Part II, Item 8, Note 10, Related Parties and Related Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding Flash Ventures.

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

Mandatory Deemed Repatriation Tax

The following is a summary of our estimated mandatory deemed repatriation tax obligations under the 2017 Act that are payable in the following years (in millions):

June 30, 2023
2024	$199
2025	206
2026	258
Total	$663

For additional information regarding our estimate of the total tax liability for the mandatory deemed repatriation tax, see Part II, Item 8, Note 13, Income Tax Expense, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended June 28, 2019.

Unrecognized Tax Benefits

As of June 30, 2023, the liability for unrecognized tax benefits (excluding accrued interest and penalties) was approximately $1.02 billion. Accrued interest and penalties related to unrecognized tax benefits as of June 30, 2023, were approximately $289 million. Of these amounts, approximately $1.14 billion could result in potential cash payments.

As noted above, we reached a final agreement with the IRS and received notices of deficiency with respect to years 2008 through 2012. In addition, we have tentatively reached a basis for resolving the notices of proposed adjustments with respect to years 2013 through 2015. As of June 30, 2023, we have recognized a liability for tax and interest of $753 million related to all years from 2008 through 2015. We expect to pay $523 million in the first quarter of 2024 with respect to years 2008 through 2012 and expect to pay any remaining balance with respect to this matter within the next twelve months.
In connection with settlements for years 2008 through 2015, we expect to realize reductions to our mandatory deemed repatriation tax obligations and tax savings from interest deductions in future years aggregating to approximately $160 million to $180 million. See Part I, Item 1, Note 14, Income Tax Expense for further details.

Mandatory Research and Development Expense Capitalization

Beginning in 2023, the 2017 Act requires us to capitalize and amortize research and development expenses rather than expensing them in the year incurred, which is expected to result in higher cash tax payments once we return to profitability.

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

Indemnifications

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of agreements, products or services to be provided by us, environmental compliance, or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers in certain circumstances.

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

Inventories

We value inventories at the lower of cost or net realizable value (“NRV”), with cost determined on a first-in, first-out basis. We record inventory write-downs of our inventory to lower of cost or net realizable value or for obsolete or excess inventory based on assumptions, which requires significant judgement. The determination of NRV involves estimating the average selling prices less any selling expenses of inventory based on market conditions and customer demand. To estimate the average selling prices and selling expenses of inventory, we review historical sales, future demand, economic conditions, contract prices and other information.

We periodically perform an excess and obsolete analysis of our inventory based on assumptions, which includes changes in business and economic conditions, changes in technology and projected demand of our products. If in any period we anticipate a change in those assumptions to be less favorable than our previous estimates, additional inventory write-downs may be required and could materially and negatively impact our gross margin. If in any period, we can sell inventories that had been written down to a level below the realized selling price in previous period, higher gross profit would be recognized in that period. While adjustments to these reserves have generally not been material, in 2023, we recorded a charge to Cost of revenue of $130 million, primarily to reduce component inventory to net realizable value as a result of a sudden change in demand for certain products.

Income Taxes

We account for income taxes under the asset and liability method, which provides that deferred tax assets and liabilities be recognized for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and expected benefits of utilizing net operating loss and tax credit carryforwards. We record a valuation allowance when it is more likely than not that the deferred tax assets will not be realized. Each quarter, we evaluate the need for a valuation allowance for our deferred tax assets and we adjust the valuation allowance so that we record net deferred tax assets only to the extent that we conclude it is more likely than not that these deferred tax assets will be realized. The assessment of valuation allowances against our deferred tax assets requires estimations and significant judgment. We continue to assess and adjust its valuation allowance based on operating results and market conditions. We account for interest and penalties related to income taxes as a component of the provision for income taxes.

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

Goodwill

Goodwill is not amortized. Instead, it is tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that goodwill may be impaired. We perform our annual impairment test as of the first day of our fourth quarter for each reporting unit. As disclosed in Part II, Item 8. Note 3, Business Segments, Geographic Information, and Concentrations of Risk, of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, our management identified several factors that warranted a quantitative analysis of impairment for both the Flash and HDD reporting units during 2023. As disclosed, we are required to use judgment when applying the goodwill impairment test, including in the identification of our reporting units. We also make judgments and assumptions in the assignment of assets and liabilities to our reporting units, assignment of goodwill to reporting units and determination of the fair value of each reporting unit. In addition, the estimates used to determine the fair value of each of our reporting units may change based on results of operations, macroeconomic conditions or other factors. Changes in these estimates could materially affect our assessment of the fair value and goodwill impairment for each reporting unit. If our stock price decreases significantly, goodwill could become impaired, which could result in a material charge and adversely affect our results of operations. Our recent assessments have indicated that fair value exceeds carrying value by a reasonable margin and we have not identified any impairment indicators for our reporting units.

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

Due to macroeconomic changes and volatility experienced in the foreign exchange market recently, we believe sensitivity analysis is more informative in representing the potential impact to the portfolio as a result of market movement. Therefore, we have performed sensitivity analyses for 2023 and 2022, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our foreign currency derivative contracts used to offset the underlying exposures. The foreign currency exchange rates used in performing the sensitivity analyses were based on market rates in effect at June 30, 2023 and July 1, 2022. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar would result in a foreign exchange fair value loss of $285 million and $306 million at June 30, 2023 and July 1, 2022, respectively.

During 2023, 2022 and 2021, total net realized and unrealized transaction and foreign exchange contract currency gains and losses were not material to our Consolidated Financial Statements.

Notwithstanding our efforts to mitigate some foreign exchange risks, we do not hedge all of our foreign currency exposures, and there can be no assurance that our mitigating activities related to the exposures that we hedge will adequately protect us against risks associated with foreign currency fluctuations.

Disclosure About Interest Rate Risk

Variable Interest Rate Risk

We have generally held a balance of fixed and variable rate debt. As of June 30, 2023, our only variable rate debt outstanding was our Term Loan A-2 Loan, which bears interest, at the Company’s option, at a per annum rate equal to either (x) the Adjusted Term Secured Overnight Financing Rate (“SOFR”) (as defined in the Loan Agreement) plus an applicable margin varying from 1.125% to 2.000% or (y) a base rate plus an applicable margin varying from 0.125% to 1.000%, in each case depending on the corporate family ratings of the Company from at least two of Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. and Fitch Ratings, Inc., with an initial interest rate of Adjusted Term SOFR plus 1.375%. As of June 30, 2023, the outstanding balance on our Term Loan A-2 was $2.70 billion and a one percent increase in the variable rate of interest would increase annual interest expense by $27 million.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Western Digital Corporation and subsidiaries (the Company) as of June 30, 2023 and July 1, 2022, the related consolidated statements of operations, comprehensive income (loss), cash flows, convertible preferred stock and shareholders’ equity for each of the years in the three-year period ended June 30, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and July 1, 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for convertible debt instruments and convertible preferred stock as of July 2, 2022 due to the adoption of Accounting Standards Update No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”.

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

Assessment of variable consideration for sales to resellers

As discussed in Note 1 to the consolidated financial statements, the Company provides resellers with price protection and other sales incentive programs. The Company uses judgment in its assessment of variable consideration related to these items in contracts to be included in the transaction price. The Company’s estimate of variable consideration for sales to resellers is based on several factors, including historical pricing information, current pricing trends, and channel inventory levels.

We identified the assessment of variable consideration for sales to resellers as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate the Company’s historical pricing information and the level of channel inventory used to determine variable consideration for sales to resellers.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process for determining the variable consideration, including certain controls related to historical pricing information and the level of channel inventory. We evaluated historical pricing by inspecting a sample of customer contracts with resellers and comparing the sales incentives earned during the year to the sales incentive program terms and conditions and recalculating amounts paid to the resellers. We tested the channel inventory levels by comparing the on-hand inventory amounts for a sample of resellers to information obtained from the resellers and evaluated the reasonableness of reconciling items.

Goodwill Impairment Assessment of the Company’s Reporting Units

As discussed in Note 3 to the consolidated financial statements, the goodwill balance as of June 30, 2023 was $10,037 million. The Company tests goodwill for impairment on an annual basis as of the beginning of its fourth quarter or more frequently if events or changes in circumstances indicate that the goodwill may be impaired. The Company performed a quantitative assessment as of the end of the first and second quarters of fiscal 2023 and again as of its annual goodwill impairment test date, and the fair value of each reporting unit was measured based on a combination of valuation techniques, including an income approach and a market approach. Based on the Company’s analysis, the fair value of both reporting units was in excess of the carrying values and therefore, did not result in any goodwill impairment.

We identified the assessment of goodwill for impairment for the Company’s reporting units as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate the forecasted revenue, including revenue growth rates, forecasted cost of goods sold, and the company-specific risk premium assumptions used in the income approach to estimate the fair value of the reporting units. The assessment of these assumptions was challenging due to the degree of uncertainty related to future market and economic conditions. Differences in judgment used to determine these assumptions could have a significant effect on the Company’s assessment of the fair value of the reporting units. Additionally, evaluating the company-specific risk premium assumption required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s goodwill impairment process, including controls over the development of the forecasted revenue, forecasted cost of goods sold, and the company-specific risk premium assumptions. We evaluated the Company’s forecasted revenue by comparing it to historical results and revenue growth rates projected for peer companies and the industry. We evaluated the Company’s forecasted cost of goods sold by comparing it to historical results and by comparing the forecasted gross margin to historical gross margin for peer companies and the industry. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the company-specific risk premium by comparing management’s financial projections to publicly available forecasts of comparable companies and the Company’s actual operating results in prior years.

/s/ KPMG LLP

We have served as the Company’s auditor since 1970.

Santa Clara, California
August 21, 2023

WESTERN DIGITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	June 30, 2023	July 1, 2022

ASSETS
Current assets:
Cash and cash equivalents	$2,023	$2,327
Accounts receivable, net	1,598	2,804
Inventories	3,698	3,638
Other current assets	567	684
Total current assets	7,886	9,453
Property, plant and equipment, net	3,620	3,670
Notes receivable and investments in Flash Ventures	1,297	1,396
Goodwill	10,037	10,041
Other intangible assets, net	80	213
Other non-current assets	1,509	1,486
Total assets	$24,429	$26,259
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,293	$1,902
Accounts payable to related parties	292	320
Accrued expenses	1,288	1,636
Income taxes payable	999	869
Accrued compensation	349	510
Current portion of long-term debt	1,213	—
Total current liabilities	5,434	5,237
Long-term debt	5,857	7,022
Other liabilities	1,415	1,779
Total liabilities	12,706	14,038
Commitments and contingencies (Notes 10, 11, 14 and 17)
Convertible preferred stock, $0.01 par value; authorized — 5 shares; issued and outstanding — 1 shares in 2023 and 0 shares in 2022; aggregate liquidation preference of $933 and $0 as of June 30, 2023 and June 30, 2022, respectively	876	—
Shareholders’ equity:
Common stock, $0.01 par value; authorized — 450 shares; issued and outstanding — 322 shares in 2023 and 315 shares in 2022	3	3
Additional paid-in capital	3,936	3,733
Accumulated other comprehensive loss	(516)	(554)
Retained earnings	7,424	9,039
Total shareholders’ equity	10,847	12,221
Total liabilities, convertible preferred stock and shareholders’ equity	$24,429	$26,259

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended
	June 30, 2023	July 1, 2022	July 2, 2021
Revenue, net	$12,318	$18,793	$16,922
Cost of revenue	10,431	12,919	12,401
Gross profit	1,887	5,874	4,521
Operating expenses:
Research and development	2,009	2,323	2,243
Selling, general and administrative	970	1,117	1,105
Employee termination, asset impairment, and other charges	193	43	(47)
Total operating expenses	3,172	3,483	3,301
Operating income (loss)	(1,285)	2,391	1,220
Interest and other income:
Interest income	24	6	7
Interest expense	(312)	(304)	(326)
Other income, net	13	30	26
Total interest and other income, net	(275)	(268)	(293)
Income (loss) before taxes	(1,560)	2,123	927
Income tax expense	146	623	106
Net income (loss)	(1,706)	1,500	821
Less: cumulative dividends allocated to preferred shareholders	24	—	—
Net income (loss) attributable to common shareholders	$(1,730)	$1,500	$821

Income (loss) per common share
Basic	$(5.44)	$4.81	$2.69
Diluted	$(5.44)	$4.75	$2.66
Weighted average shares outstanding:
Basic	318	312	305
Diluted	318	316	309

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended
	June 30, 2023	July 1, 2022	July 2, 2021
Net income (loss)	$(1,706)	$1,500	$821
Other comprehensive gain (loss), before tax:
Actuarial pension gain	12	26	27
Foreign currency translation adjustment	(81)	(239)	(36)
Net unrealized gain (loss) on derivative contracts	138	(180)	(33)
Total other comprehensive gain (loss), before tax	69	(393)	(42)
Income tax benefit (expense) related to items of other comprehensive gain (loss), before tax	(31)	36	2
Other comprehensive gain (loss), net of tax	38	(357)	(40)
Total comprehensive income (loss)	$(1,668)	$1,143	$781

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended
	June 30, 2023	July 1, 2022	July 2, 2021
Cash flows from operating activities
Net income (loss)	$(1,706)	$1,500	$821
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	828	929	1,212
Stock-based compensation	318	326	318
Deferred income taxes	(34)	114	(242)
Gain on disposal of assets	(7)	(16)	(70)
Non-cash portion of asset impairment	19	—	—
Gain on business divestiture	—	(9)	—
Amortization of debt issuance costs and discounts	13	44	40
Other non-cash operating activities, net	71	67	(6)
Changes in:
Accounts receivable, net	1,206	(546)	121
Inventories	(60)	(22)	(546)
Accounts payable	(459)	(129)	11
Accounts payable to related parties	(28)	(78)	(9)
Accrued expenses	(352)	246	257
Income taxes payable	130	(74)	95
Accrued compensation	(162)	(123)	162
Other assets and liabilities, net	(185)	(349)	(266)
Net cash provided by (used in) operating activities	(408)	1,880	1,898
Cash flows from investing activities
Purchases of property, plant and equipment	(821)	(1,122)	(1,146)
Proceeds from the sale of property, plant and equipment	14	15	143
Proceeds from dispositions of business	—	32	—
Notes receivable issuances to Flash Ventures	(627)	(809)	(541)
Notes receivable proceeds from Flash Ventures	641	718	772
Strategic investments and other, net	31	(26)	7
Net cash used in investing activities	(762)	(1,192)	(765)
Cash flows from financing activities
Issuance of stock under employee stock plans	93	122	134
Taxes paid on vested stock awards under employee stock plans	(80)	(90)	(56)
Net proceeds from convertible preferred stock	881	—	—
Repayment of government grants	—	—	(9)
Repayment of debt	(1,180)	(3,621)	(886)
Proceeds from debt issuance	1,180	1,894	—
Debt issuance costs	(19)	(23)	—
Net cash provided by (used in) financing activities	875	(1,718)	(817)
Effect of exchange rate changes on cash	(9)	(13)	6
Net increase (decrease) in cash and cash equivalents	(304)	(1,043)	322
Cash and cash equivalents, beginning of year	2,327	3,370	3,048
Cash and cash equivalents, end of year	$2,023	$2,327	$3,370
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$177	$423	$348
Cash paid for interest	$294	$245	$283
Noncash exchange of Term Loan A-1 for Term Loan A-2	$—	$2,104	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
(in millions)

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at July 3, 2020	—	$—	312	$3	(10)	$(737)	$3,717	$(157)	$6,725	$9,551
Net income	—	—	—	—	—	—	—	—	821	821
Adoption of new accounting standard	—	—	—	—	—	—	—	—	(7)	(7)
Employee stock plans	—	—	—	—	6	505	(427)	—	—	78
Stock-based compensation	—	—	—	—	—	—	318	—	—	318
Actuarial pension gain	—	—	—	—	—	—	—	23	—	23
Foreign currency translation adjustment	—	—	—	—	—	—	—	(36)	—	(36)
Net unrealized loss on derivative contracts	—	—	—	—	—	—	—	(27)	—	(27)
Balance at July 2, 2021	—	—	312	3	(4)	(232)	3,608	(197)	7,539	10,721
Net income	—	—	—	—	—	—	—	—	1,500	1,500
Employee stock plans	—	—	3	—	4	232	(201)	—	—	31
Stock-based compensation	—	—	—	—	—	—	326	—	—	326
Actuarial pension gain	—	—	—	—	—	—	—	24	—	24
Foreign currency translation adjustment	—	—	—	—	—	—	—	(239)	—	(239)
Net unrealized loss on derivative contracts	—	—	—	—	—	—	—	(142)	—	(142)
Balance at July 1, 2022	—	—	315	3	—	—	3,733	(554)	9,039	12,221
Net loss	—	—	—	—	—	—	—	—	(1,706)	(1,706)
Adoption of new accounting standard	—	—	—	—	—	—	(128)	—	91	(37)
Employee stock plans	—	—	7	—	—	—	13	—	—	13
Stock-based compensation	—	—	—	—	—	—	318	—	—	318
Issuance of convertible preferred stock, net of issuance costs	1	876	—	—	—	—	—	—	—	—
Actuarial pension gain	—	—	—	—	—	—	—	9	—	9
Foreign currency translation adjustment	—	—	—	—	—	—	—	(80)	—	(80)
Net unrealized gain on derivative contracts	—	—	—	—	—	—	—	109	—	109
Balance at June 30, 2023	1	$876	322	$3	—	$—	$3,936	$(516)	$7,424	$10,847

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    Organization and Basis of Presentation

Western Digital Corporation (“Western Digital” or the “Company”) is a leading developer, manufacturer, and provider of data storage devices and solutions based on both NAND flash and hard disk drive technologies.

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

Fiscal Year

The Company’s fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every five to six years, the Company reports a 53-week fiscal year to align the fiscal year with the foregoing policy. Fiscal years 2023, 2022, and 2021, which ended on June 30, 2023, July 1, 2022 and July 2, 2021, respectively, are comprised of 52 weeks, with all quarters presented consisting of 13 weeks. Unless otherwise indicated, references herein to specific years and quarters are to fiscal years and fiscal quarters, and references to financial information are on a consolidated basis.

Segment Reporting

The Company manufactures, markets, and sells data storage devices and solutions in the U.S. and in foreign countries through its sales personnel, dealers, distributors, retailers, and subsidiaries. The Company manages and reports under two reportable segments: flash-based products (“Flash”) and hard disk drives (“HDD”).

The Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (“CODM”), evaluates the performance of the Company and makes decisions regarding the allocation of resources based on each operating segment’s net revenue and gross margin. Because of the integrated nature of the Company’s production and distribution activities, separate segment asset measures are either not available or not used as a basis for the CODM to evaluate the performance of or to allocate resources to the segments.

Basis of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The functional currency of most of the Company’s foreign subsidiaries is the U.S. dollar. The accounts of these foreign subsidiaries have been remeasured using the U.S. dollar as the functional currency. Gains or losses resulting from the remeasurement of these accounts from local currencies into U.S. dollars were immaterial to the Consolidated Financial Statements. Financial statements of the Company’s foreign subsidiaries for which the functional currency is the local currency are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for statement of operations items. Translation adjustments are recorded in Accumulated other comprehensive loss, a component of shareholders’ equity.

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

Equity Investments

The Company enters into certain strategic investments for the promotion of business and strategic objectives. The equity method of accounting is used if the Company’s ownership interest is greater than or equal to 20% but less than a majority or where the Company has the ability to exercise significant influence over operating and financial policies. The Company’s equity in the earnings or losses in equity-method investments is recognized in Other income, net, in the Consolidated Statements of Operations and were immaterial for all years presented.

If the Company’s ownership interest is less than 20% and the Company does not have the ability to exercise significant influence over the operating and financial policies of the investee, the Company accounts for these investments at fair value, or if these equity securities do not have a readily determinable fair value, these securities are measured and recorded using the measurement alternative under Accounting Standards Update (“ASU”) No. 2016-01, “Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which is cost minus impairment, if any, plus or minus changes resulting from observable price changes. Previously, these investments were accounted for under the cost method of accounting. These investments are recorded within Other non-current assets in the Consolidated Balance Sheets and are periodically analyzed to determine whether or not there are indicators of impairment.

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

Fair Value of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value for all periods presented because of the short-term maturity of these assets and liabilities. The carrying value of notes receivable from Flash Ventures also approximates fair value for all periods presented because they bear variable market rates of interest. The fair value of investments that are not accounted for under the equity method is based on appropriate market information.

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

The Company evaluates inventory balances for excess quantities and obsolescence on a regular basis by analyzing estimated demand, inventory on hand, sales levels and other information and reduces inventory balances to net realizable value for excess and obsolete inventory based on this analysis. Unanticipated changes in technology or customer demand could result in a decrease in demand for one or more of the Company’s products, which may require a write-down of inventory that could materially affect operating results.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment

Property, plant, and equipment are carried at cost less accumulated depreciation and amortization. The cost of property, plant and equipment is depreciated over the estimated useful lives of the respective assets. The Company’s buildings and improvements are depreciated over periods ranging from fifteen to thirty years. The majority of the Company’s machinery and equipment, software, and furniture and fixtures, are depreciated on a straight-line basis over a period of two to seven years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the related lease terms.

Goodwill and Other Long-Lived Assets

Goodwill is not amortized. Instead, it is tested for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that goodwill may be impaired. The Company performs an annual impairment test as of the beginning of its fourth quarter. The Company uses qualitative factors to determine whether goodwill is more likely than not impaired and whether a quantitative test for impairment is considered necessary. If the Company concludes from the qualitative assessment that goodwill is more likely than not impaired, the Company is required to perform a quantitative approach to determine the amount of impairment. The Company’s assessment resulted in no impairment of goodwill in 2023, 2022, or 2021.

The Company is required to use judgment when applying the goodwill impairment test, including the identification of reporting units, assignment of assets, liabilities and goodwill to reporting units, and determination of the fair value of each reporting unit. In addition, the estimates used to determine the fair value of reporting units may change based on the results of operations, macroeconomic conditions or other factors. Changes in these estimates could materially affect the Company’s assessment of the fair value and goodwill impairment. If the Company’s stock price decreases significantly, goodwill could become impaired, which could result in a material charge and adversely affect the Company’s results of operations.

IPR&D is an intangible asset accounted as an indefinite-lived asset until the completion or abandonment of the associated research and development effort. During the development period, the Company conducts an IPR&D impairment test at least annually or whenever events or changes in facts and circumstances indicate that it is more likely than not that the IPR&D is impaired. Events which might indicate impairment include, but are not limited to, adverse cost factors, strategic decisions made in response to economic, market, and competitive conditions, and the impact of the economic environment on the Company and on its customer base. If impairment is indicated, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

Revenue and Accounts Receivable

The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to the customer. The transaction price to be recognized as revenue is adjusted for variable consideration, such as sales incentives, and excludes amounts collected on behalf of third parties, including taxes imposed by governmental authorities. The Company’s performance obligations are typically not considered constrained based on the Company’s history with similar transactions and the fact that uncertainties are resolved in a fairly short period of time.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Substantially all of the Company’s revenue is from the sale of tangible products for which the performance obligations are satisfied at a point in time, generally upon delivery. The Company’s services revenue mainly includes professional service arrangements and post-contract customer support, warranty as a service and maintenance contracts. The performance obligations for the Company’s services are generally satisfied ratably over the service period based on the nature of the service provided and contract terms. Similarly, revenue from patent licensing arrangements is recognized based on whether the arrangement provides the customer a right to use or right to access the IP. Revenue for a right-to-use arrangement is recognized at the time the control of the license is transferred to the customer. Revenue for a right-to-access arrangement is recognized over the contract period using the time lapse method. For the sales-based royalty arrangements, the Company estimates and recognizes revenue in the period in which customers’ licensable sales occur.

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

For sales to OEMs, the Company’s methodology for estimating variable consideration is based on the amount of consideration expected to be earned based on the OEMs’ volume of purchases from the Company or other agreed-upon sales incentive programs. For sales to resellers, the Company’s methodology for estimating variable consideration is based on several factors including historical pricing information, current pricing trends and channel inventory levels. Differences between the estimated and actual amounts of variable consideration are recognized as adjustments to revenue.

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

The Company records an allowance for doubtful accounts by analyzing specific customer accounts and assessing the risk of loss based on insolvency or other collection issues. In addition, the Company routinely analyzes the various receivable aging categories to establish reserves based on a combination of past-due receivables and expected future losses. If the financial condition of a significant customer deteriorates resulting in its inability to pay its accounts when due, or if the Company’s overall loss trajectory changes significantly, an adjustment in the Company’s allowance for doubtful accounts would be required, which could materially affect operating results.

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

Advertising Expense

Advertising costs are expensed as incurred and amounted to $69 million, $88 million and $84 million in 2023, 2022 and 2021, respectively. These expenses are included in Selling, general and administrative in the Consolidated Statements of Operations.

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

Net Income (Loss) Per Common Share

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

The Company computes basic income (loss) per common share by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is computed by using diluted net income (loss) attributable to common shareholders, the weighted average number of common shares and potentially dilutive securities outstanding during the period using the treasury stock method or the “if-converted” method based on the nature of the securities. Potentially dilutive common shares include dilutive outstanding employee stock options, restricted stock unit awards (“RSUs”) and restricted stock unit awards with performance conditions or market conditions (“PSUs”), rights to purchase shares of common stock under the Company’s Employee Stock Purchase Plan (“ESPP”), shares issuable in connection with the 1.50% convertible notes due 2024, and the convertible preferred stock.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Derivative Contracts

The majority of the Company’s transactions are in U.S. dollars; however, some transactions are based in various foreign currencies. The Company purchases foreign exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, liabilities and commitments for Operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedging transactions is to minimize the impact of foreign currency fluctuations on the Company’s results of operations. Substantially all of these contract maturity dates do not exceed 12 months. All foreign exchange contracts are for risk management purposes only. The Company does not purchase foreign exchange contracts for speculative or trading purposes. The Company had foreign exchange contracts with commercial banks for British pound sterling, European euro, Japanese yen, Malaysian ringgit, Philippine peso, Thai baht, Korean won and Israeli shekel, which had an aggregate notional amount of $5.66 billion and $6.07 billion at June 30, 2023 and July 1, 2022, respectively.

If the derivative is designated as a cash flow hedge and is determined to be highly effective, the change in fair value of the derivative is initially deferred in Other comprehensive income (loss), net of tax. These amounts are subsequently recognized into earnings when the underlying cash flow being hedged is recognized into earnings. Recognized gains and losses on foreign exchange contracts are reported in Cost of revenue and Operating expenses, and presented within cash flows from operating activities. The Company previously had interest rate swaps which were accounted for as designated cash flow hedges to mitigate variations in interest payments under a portion of its variable rate term loans. The Company paid interest monthly at a fixed rate and received interest monthly at the applicable index rate on the notional amount of the contract with realized gains or losses recognized in Interest expense. Hedge effectiveness is measured by comparing the hedging instrument’s cumulative change in fair value from inception to maturity to the underlying exposure’s terminal value. The Company determined the ineffectiveness associated with its cash flow hedges to be immaterial to the Consolidated Financial Statements for all years presented.

A change in the fair value of undesignated hedges is recognized in earnings in the period incurred and is reported in Other income, net.

Pensions and Other Post-Retirement Benefit Plans

The Company has defined benefit pension plans and other post-retirement plans covering certain employees in various countries. The benefits are based on the employees’ years of service and compensation. The plans are funded in conformity with the funding requirements of applicable government authorities. The Company amortizes unrecognized actuarial gains and losses and prior service costs on a straight-line basis over the remaining estimated average service life of the participants. The measurement date for the plans is the Company’s year-end. The Company recognizes the funded status of its defined benefit pension and post-retirement plans in the Consolidated Balance Sheets, with actuarial changes in the funded status recognized through accumulated other comprehensive loss in the year in which such changes occur.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2.    Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock and results in fewer instruments with embedded conversion features being separately recognized from the host contract as compared with current standards. Those instruments that do not have a separately recognized embedded conversion feature will no longer recognize a debt issuance discount related to such a conversion feature and would recognize less interest expense on a periodic basis. Additionally, the ASU amends the calculation of the share dilution impact related to a conversion feature and eliminates the treasury method as an option. The Company adopted the new standard effective July 2, 2022, the first day of the year ending June 30, 2023, using the modified retrospective method. On the date of adoption, the Company recorded a reduction in Additional paid-in capital of $128 million, a reduction of unamortized debt discount of $48 million, a reduction of deferred income tax liabilities of $11 million, and an increase to retained earnings of $91 million for 2023 for the after-tax impact of previously recognized amortization of the debt discount associated with the Company’s convertible senior notes. Amortization of debt discount included in Interest expense in the Consolidated Statements of Operations, under the previous accounting method was $29 million and $27 million in 2022 and 2021, respectively.

In November 2021, the FASB issued ASU No. 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance” (“ASU 2021-10”). ASU 2021-10 increases the transparency of government assistance received by requiring most business entities to disclose information about government assistance received, including (1) the types of assistance, (2) the entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. The Company adopted this standard on July 2, 2022, the first day of fiscal 2023 and the adoption did not have a material impact on its Consolidated Financial Statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In September 2022, the FASB issued ASU No. 2022-04, “Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations”. This guidance requires entities that use supplier finance programs in connection with the purchase of goods and services to provide interim disclosures of the amount of outstanding supplier-financed purchases and annual disclosure of rollforward information related to those programs. The ASU is effective for fiscal years beginning after December 15, 2022, which for the Company is the first quarter of 2024 (except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023, which for the Company is the first quarter of 2025), with early adoption permitted. The Company is currently compiling the information required for these disclosures.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3.    Business Segments, Geographic Information, and Concentrations of Risk

The following table summarizes the operating performance of the Company’s reportable segments:

	2023	2022	2021
	(in millions, except percentages)
Net revenue:
Flash	$6,063	$9,753	$8,706
HDD	6,255	9,040	8,216
Total net revenue	$12,318	$18,793	$16,922
Gross profit:
Flash	$433	$3,527	$2,611
HDD	1,505	2,661	2,221
Total gross profit for segments	1,938	6,188	4,832
Unallocated corporate items:
Stock-based compensation expense	(49)	(48)	(55)
Amortization of acquired intangible assets	—	(66)	(331)
Contamination related charges	—	(207)	—
Recoveries from a power outage incident	—	7	75
Other	(2)	—	—
Total unallocated corporate items	(51)	(314)	(311)
Consolidated gross profit	$1,887	$5,874	$4,521
Gross margin:
Flash	7.1%	36.2%	30.0%
HDD	24.1%	29.4%	27.0%
Consolidated gross margin	15.3%	31.3%	26.7%

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

The Company’s disaggregated revenue information is as follows:

	2023	2022	2021
	(in millions)
Revenue by End Market
Cloud	$5,252	$8,017	$5,723
Client	4,328	7,076	7,281
Consumer	2,738	3,700	3,918
Total Revenue	$12,318	$18,793	$16,922

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company’s operations outside the United States include manufacturing facilities in China, Japan, Malaysia, the Philippines and Thailand, as well as sales offices throughout the Americas, Asia Pacific, Europe, the Middle East, and Africa. The following tables summarize the Company’s operations by geographic area:

	2023	2022	2021
	(in millions)
Net revenue (1)
United States	$3,810	$5,411	$3,789
China	2,773	4,525	4,339
Hong Kong	1,829	3,645	3,624
Rest of Asia	1,444	1,884	1,492
Europe, Middle East and Africa	2,100	2,872	3,061
Other	362	456	617
Total	$12,318	$18,793	$16,922

(1)    Net revenue is attributed to geographic regions based on the ship-to location of the customer. License and royalty revenue is attributed to countries based upon the location of the headquarters of the licensee.

	2023	2022
	(in millions)
Long-lived assets (1)
United States	$1,071	$1,130
Malaysia	861	831
China	397	441
Thailand	851	816
Rest of Asia	393	406
Europe, Middle East and Africa	47	46
Total	$3,620	$3,670

(1)    Long-lived assets include property, plant and equipment and are attributed to the geographic location in which they are located.

Customer Concentration and Credit Risk

The Company sells its products to computer manufacturers and OEMs, cloud service providers, resellers, distributors and retailers throughout the world. For each of 2023, 2022 and 2021, no customer accounted for 10% or more of the Company’s net revenue. For 2023, 2022 and 2021, the Company’s top 10 customers accounted for 43%, 45%, and 39%, respectively, of the Company’s net revenue.

The Company performs ongoing credit evaluations of its customers’ financial condition to manage collection risk, in some cases supplemented by collateral. The Company maintains allowances for potential credit losses, and such losses have historically been within management’s expectations. At any given point in time, the total amount outstanding from any one of a number of its customers may be individually significant to the Company’s financial results. As of June 30, 2023, the Company had net accounts receivable of $1.60 billion, and two customers, Arrow Electronics, Inc. and Apple, Inc., accounted for 15% and 13%, respectively, of the Company’s outstanding accounts receivable. As of July 1, 2022, the Company had net accounts receivable of $2.80 billion, and no customer accounted for more than 10% or more of the Company’s net accounts receivable. Reserves for potential credit losses were not material as of each period end.

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

In addition, some key components are purchased from single source vendors for which alternative sources are currently not available. Shortages could occur in these essential materials due to an interruption of supply or increased demand in the industry. If the Company was unable to procure certain of such materials, the Company’s sales could decline, which could have a material adverse effect on its results of operations. The Company also relies on third-party subcontractors to assemble and test a portion of its products. The Company does not have long-term contracts with some of these subcontractors and cannot directly control product delivery schedules or manufacturing processes. This could lead to product shortages or quality assurance problems that could increase the manufacturing costs of the Company’s products and have material adverse effects on the Company’s operating results.

Goodwill

The following table provides a summary of goodwill activity for the period:

	Flash	HDD	Total
	(in millions)
Balance at July 1, 2022	$5,718	$4,323	$10,041
Foreign currency translation adjustment	(2)	(2)	(4)
Balance at June 30, 2023	$5,716	$4,321	$10,037

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

Management performed its annual goodwill impairment assessment for both reporting units as of the first day of its fourth quarter ended June 30, 2023. During 2023, after considering changes in industry and macroeconomic conditions, management performed quantitative analyses of impairments for both the Flash and HDD reporting units as of the end of the first and second quarter of 2023 and again as part of its annual impairment assessment as of the first day of the Company’s fourth quarter ended June 30, 2023. In each of these analyses, the fair value of each operating segment was based on a weighting of two valuation methodologies: an income approach and a market approach.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company reconciled the aggregated estimated fair value of both operating segments to the Company’s market capitalization, including consideration of a control premium representing the estimated amount a market participant would pay to obtain a controlling interest in the Company.

In connection with the Company’s annual goodwill impairment assessment performed as of the first day of the fourth quarter ended June 30, 2023, the fair value derived from those valuation methodologies exceeded the carrying value by 20% and 35% for Flash and HDD, respectively. Accordingly, there were no impairment charges recorded in 2023. The Company also did not incur any impairment charges for 2022 or 2021.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4.    Revenues

Contract assets represent the Company’s rights to consideration where performance obligations are completed but the customer payments are not due until another performance obligation is satisfied. The Company did not have any contract assets as of either June 30, 2023 or July 1, 2022. Contract liabilities relate to customers’ payments in advance of performance under the contract and primarily relate to remaining performance obligations under professional service and support and maintenance contracts. Contract liabilities as of June 30, 2023 and July 1, 2022 and changes in contract liabilities during 2023 and 2022 were not material.

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

The Company applies the practical expedients and does not disclose transaction price allocated to the remaining performance obligations for (i) arrangements that have an original expected duration of one year or less, which mainly consist of the support and maintenance contracts, and (ii) variable consideration amounts for sale-based or usage-based royalties for IP license arrangements, which typically range longer than one year. Remaining performance obligations are mainly attributed to right-to-access patent license arrangements, professional service arrangements and customer support and service contracts which will be recognized over the remaining contract period. The transaction price allocated to the remaining performance obligations as of June 30, 2023 was not material.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 5.    Supplemental Financial Statement Data

Accounts receivable, net

From time to time, in connection with factoring agreements, the Company sells trade accounts receivable without recourse to third-party purchasers in exchange for cash. In 2023, 2022 and 2021, the Company sold trade accounts receivable aggregating $776 million, $400 million and $233 million, respectively. The discounts on the trade accounts receivable sold during the periods were not material and were recorded within Other income, net in the Consolidated Statements of Operations. As of June 30, 2023 and July 1, 2022, the amount of factored receivables that remained outstanding was $150 million and $300 million, respectively.

Inventories

	June 30, 2023	July 1, 2022
	(in millions)
Inventories:
Raw materials and component parts	$2,096	$1,603
Work-in-process	979	1,162
Finished goods	623	873
Total inventories	$3,698	$3,638

Property, plant and equipment, net

	June 30, 2023	July 1, 2022
	(in millions)
Property, plant and equipment:
Land	$269	$269
Buildings and improvements	1,955	1,920
Machinery and equipment	8,704	8,642
Computer equipment and software	470	494
Furniture and fixtures	54	54
Construction-in-process	798	591
Property, plant and equipment, gross	12,250	11,970
Accumulated depreciation	(8,630)	(8,300)
Property, plant and equipment, net	$3,620	$3,670

Depreciation expense for property, plant and equipment totaled $695 million, $708 million and $726 million in 2023, 2022 and 2021, respectively.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Intangible assets

The following tables present intangible assets as of June 30, 2023 and July 1, 2022:

	June 30, 2023
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in millions)
Finite-lived:
Existing technology	3	$4,231	$(4,231)	$—
Trade names and trademarks	7	648	(648)	—
Customer relationships	6	611	(611)	—
Leasehold interests	31	1	(1)	—
Total finite intangible assets		5,491	(5,491)	—
In-process research and development		80	—	80
Total intangible assets		$5,571	$(5,491)	$80

	July 1, 2022
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in millions)
Finite-lived:
Existing technology	3	$4,231	$(4,231)	$—
Trade names and trademarks	7	648	(573)	75
Customer relationships	6	613	(555)	58
Leasehold interests	31	1	(1)	—
Total finite intangible assets		5,493	(5,360)	133
In-process research and development		80	—	80
Total intangible assets		$5,573	$(5,360)	$213

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

During 2023, 2022 and 2021, the Company did not record any impairment charges related to intangible assets.

Intangible assets are amortized over the estimated useful lives based on the pattern in which the economic benefits are expected to be received. Amortization expense for intangible assets subject to amortization totaled $133 million, $221 million, and $486 million in 2023, 2022 and 2021, respectively. As of June 30, 2023, all finite-lived intangible assets were fully amortized.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Product warranty liability

Changes in the warranty accrual were as follows:

	2023	2022	2021
	(in millions)
Warranty accrual, beginning of period	$345	$363	$408
Charges to operations	106	146	137
Utilization	(169)	(103)	(106)
Changes in estimate related to pre-existing warranties	(38)	(61)	(76)
Warranty accrual, end of period	$244	$345	$363

The current portion of the warranty accrual is classified in Accrued expenses and the long-term portion is classified in Other liabilities as noted below:

	2023	2022
	(in millions)
Warranty accrual
Current portion (included in Accrued expenses)	$97	$162
Long-term portion (included in Other liabilities)	147	183
Total warranty accrual	$244	$345

Other liabilities

	2023	2022
	(in millions)
Other liabilities:
Non-current net tax payable	$464	$659
Non-current portion of unrecognized tax benefits	408	477
Other non-current liabilities	543	643
Total other liabilities	$1,415	$1,779

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accumulated other comprehensive loss

Accumulated other comprehensive loss (“AOCL”), net of tax, refers to expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income. The following table illustrates the changes in the balances of each component of AOCL:

	Actuarial Pension Losses	Foreign Currency Translation Adjustment	Unrealized Losses on Derivative Contracts	Total Accumulated Comprehensive Loss
	(in millions)
Balance at July 2, 2021	$(35)	$(38)	$(124)	$(197)
Other comprehensive income (loss) before reclassifications	26	(239)	(352)	(565)
Amounts reclassified from accumulated other comprehensive loss	—	—	172	172
Income tax benefit (expense) related to items of other comprehensive income (loss)	(2)	—	38	36
Net current-period other comprehensive income (loss)	24	(239)	(142)	(357)
Balance at July 1, 2022	(11)	(277)	(266)	(554)
Other comprehensive income (loss) before reclassifications	12	(81)	(213)	(282)
Amounts reclassified from accumulated other comprehensive loss	—	—	351	351
Income tax benefit (expense) related to items of other comprehensive income (loss)	(3)	1	(29)	(31)
Net current-period other comprehensive income (loss)	9	(80)	109	38
Balance at June 30, 2023	$(2)	$(357)	$(157)	$(516)

During 2023 and 2022, the amounts reclassified out of AOCL included gains of $10 million and losses of $47 million, respectively, related to interest rate swaps and losses of $361 million and $125 million, respectively, related to foreign exchange contracts. The gains and losses related to interest rate swaps were charged to interest expense and losses related to foreign contracts were substantially all charged to Cost of revenue in the Consolidated Statements of Operations.

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

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and July 1, 2022, and indicate the fair value hierarchy of the valuation techniques utilized to determine such values:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents – Money market funds	$371	$—	$—	$371
Foreign exchange contracts	—	35	—	35
Total assets at fair value	$371	$35	$—	$406
Liabilities:
Foreign exchange contracts	$—	$192	$—	$192
Total liabilities at fair value	$—	$192	$—	$192

	July 1, 2022
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents – Money market funds	$266	$—	$—	$266
Foreign exchange contracts	—	61	—	61
Interest rate swap contracts	—	3	—	3
Total assets at fair value	$266	$64	$—	$330
Liabilities:
Foreign exchange contracts	$—	$316	$—	$316
Total liabilities at fair value	$—	$316	$—	$316

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

Interest Rate Swaps. The Company’s interest rate swaps were long-term contracts to hedge the Company’s variable rate debt risk. Interest rate swaps were valued based on estimated present value of future cash flows model. The market-based observable inputs for the model include interest rate curves and credit valuation adjustments based on published credit default swap curves.

During 2023 and 2022, the Company had no transfers of financial assets and liabilities between levels and there were no changes in valuation techniques and the inputs used in the fair value measurement.

Financial Instruments Not Carried at Fair Value

For financial instruments where the carrying value (which includes principal adjusted for any unamortized issuance costs, and discounts or premiums) differs from fair value (which is based on quoted market prices), the following table represents the related carrying value and fair value for each of the Company’s outstanding financial instruments. Each of the financial instruments presented below was categorized as Level 2 for all periods presented, based on the frequency of trading immediately prior to the end of the fourth quarter of 2023 and the fourth quarter of 2022, respectively.

	June 30, 2023		July 1, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
1.50% convertible notes due 2024	$1,099	$1,067	$1,048	$1,040
4.75% senior unsecured notes due 2026	2,293	2,193	2,291	2,205
Variable interest rate Term Loan A-2 maturing 2027	2,687	2,661	2,693	2,621
2.85% senior notes due 2029	496	400	495	412
3.10% senior notes due 2032	495	371	495	389
Total	$7,070	$6,692	$7,022	$6,667

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 7.    Derivative Instruments and Hedging Activities

As of June 30, 2023, the Company had outstanding foreign exchange forward contracts that were designated as either cash flow hedges or non-designated hedges. Substantially all of the contract maturity dates of these foreign exchange forward contracts do not exceed 12 months. As of June 30, 2023, the Company did not have any derivative contracts with credit-risk-related contingent features.

Changes in fair values of the non-designated foreign exchange contracts are recognized in Other income, net and are largely offset by corresponding changes in the fair values of the foreign-currency denominated monetary assets and liabilities. For each of 2023, 2022 and 2021, total net realized and unrealized transaction and foreign exchange contract currency gains and losses were not material to the Company’s Consolidated Financial Statements.

Unrealized gains or losses on designated cash flow hedges are recognized in AOCL. For more information regarding cash flow hedges, see Note 5, Supplemental Financial Statement Data - Accumulated other comprehensive loss.

Netting Arrangements

Under certain provisions and conditions within agreements with counterparties to the Company’s foreign exchange forward contracts, subject to applicable requirements, the Company has the right of offset associated with the Company’s foreign exchange forward contracts and is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. As of June 30, 2023 and July 1, 2022, the effect of rights of offset was not material and the Company did not offset or net the fair value amounts of derivative instruments in its Consolidated Balance Sheets.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 8.    Debt

Debt consisted of the following as of June 30, 2023 and July 1, 2022:

	June 30, 2023	July 1, 2022
	(in millions)
1.50% convertible notes due 2024	$1,100	$1,100
4.75% senior unsecured notes due 2026	2,300	2,300
Variable interest rate Term Loan A-2 maturing 2027	2,700	2,700
2.85% senior notes due 2029	500	500
3.10% senior notes due 2032	500	500
Total debt	7,100	7,100
Issuance costs and debt discounts	(30)	(78)
Subtotal	7,070	7,022
Less current portion of long-term debt	(1,213)	—
Long-term debt	$5,857	$7,022

During the year ended June 30, 2023, the Company entered into a first amendment (“Amendment No. 1”) and a second amendment (“Amendment No. 2”, and together with Amendment No. 1, the “Credit Agreement Amendments”) to the Company’s Amended and Restated Loan Agreement, dated as of January 7, 2022 which governs the Term-Loan A-2 and the revolving credit facility maturing in January 2027 (as amended, the “Credit Agreement”).

The Credit Agreement Amendments, among other things, (a) modified the leverage ratio requirements, and (b) introduced a minimum liquidity covenant applicable through the Company’s quarter ending September 27, 2024 and a minimum free cash flow requirement applicable through the Company’s quarter ending December 29, 2023.

The Credit Agreement Amendments also accelerate the due date for amounts outstanding under the Credit Agreement from January 7, 2027 to November 2, 2023 if, as of that date, the Company does not have cash and cash equivalents plus available unused capacity under its 2027 Revolving Facility (as defined below) that is at least $1.40 billion plus the aggregate principal amount of indebtedness that matures within 12 months of such date (including the 2024 Convertible Notes and the Delayed Draw Term Loan (as such terms are defined below)).

As amended, the Company is required to comply with maintaining a maximum ratio (“Leverage Ratio”) of total funded debt to Consolidated Adjusted EBITDA (as defined in the Credit Agreement) at the end of each quarter as follows:

Quarter ending	Leverage ratio
June 30, 2023	5.50 to 1.00
September 29, 2023	N/A(1) to 1.00
December 29, 2023	N/A(1) to 1.00
March 29, 2024	6.25 to 1.00
June 28, 2024	5.25 to 1.00
September 27, 2024	5.00 to 1.00
December 27, 2024	4.50 to 1.00
March 28, 2025	4.00 to 1.00
June 25, 2025	3.75 to 1.00
Thereafter	3.25 to 1.00

(1)    Leverage ratio is not required.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the purpose of the Leverage Ratio, Consolidated Adjusted EBITDA is calculated on a trailing twelve-month basis, except that for the quarters ending March 29, 2024, June 28, 2024 and September 27, 2024, Consolidated Adjusted EBITDA shall be: (a) for the quarter ending March 29, 2024, Consolidated Adjusted EBITDA for such quarter multiplied by four, (b) for the quarter ending June 28, 2024, Consolidated Adjusted EBITDA for such quarter and the immediately preceding quarter multiplied by two and (c) for the quarter ending September 27, 2024, Consolidated Adjusted EBITDA for such quarter and the two immediately preceding quarters multiplied by four-thirds.

In addition, the Credit Agreement requires the Company and its subsidiaries to maintain minimum liquidity (defined as the sum of cash and cash equivalents plus available unused capacity under its 2027 Revolving Facility less the aggregate principal amount of indebtedness that matures within 12 months of such date, excluding indebtedness under the Delayed Draw Term Loan Agreement (as defined below)) of $2.00 billion at the end of each quarter through September 23, 2024, and Free Cash Flow (as defined in the Credit Agreement) of no less than $(550) million as of June 30, 2023, $(500) million as of September 29, 2023 and $(500) million as of December 29, 2023; provided that if Free Cash Flow is greater than the amount noted as of the applicable quarter end date, the amount by which Free Cash Flow exceeds the stated amount may be carried forward to subsequent quarters such that the minimum Free Cash Flow amount for such fiscal quarter is increased by the amount of such excess. As of June 30, 2023, the Company was in compliance with all financial covenants under the Credit Agreement.

The Credit Agreement also requires the Company to comply with customary covenants that include, among others, limitations on the incurrence of additional debt, liens on property, acquisitions and investments, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, dividends and other payments in respect of the Company’s capital stock, prepayments of certain debt, transactions with affiliates and certain modifications of organizational documents and certain debt agreements.

The Term Loan A-2 Loan bears interest, at the Company’s option, at a per annum rate equal to either (x) the Adjusted Term SOFR (as defined in the Loan Agreement) plus an applicable margin varying from 1.125% to 2.000% or (y) a base rate plus an applicable margin varying from 0.125% to 1.000%, in each case depending on the corporate family ratings of the Company from at least two of Standard & Poor’s Ratings Services (“S&P”), Moody’s Investors Service, Inc. (“Moody’s”) and Fitch Ratings, Inc. (“Fitch”), with an initial interest rate of Adjusted Term SOFR plus 1.375%. During 2022, the Company made scheduled and voluntary principal payments aggregating $300 million on its Term Loan A-2. $150 million was applied toward scheduled amortization through the quarter ending September 29, 2023 and the remainder towards the principal due at maturity. The annualized interest rate for Term Loan A-2 as of June 30, 2023 was 6.557%. As of June 30, 2023, the remaining balance of Term Loan A-2 amortizes in quarterly installments of $38 million per quarter beginning with the quarter ending December 29, 2023, and the remaining balance is payable at maturity on January 7, 2027. Issuance costs for Term Loan A-2 are amortized to Interest expense over its term and unamortized costs were $13 million as of June 30, 2023.

During the year ended June 30, 2023, the Company drew and repaid $1.18 billion principal amount under its $2.25 billion revolving credit facility maturing in January 2027 (the “2027 Revolving Facility”).

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

In January 2023, the Company entered into a loan agreement (the “Delayed Draw Term Loan Agreement”), which allowed the Company to draw a single loan of up to $875 million through June 30, 2023. In June 2023, the Company entered into a first amendment and a second amendment to the Delayed Draw Term Loan Agreement (as amended, the “Amended Delayed Draw Term Loan Agreement”), which together extended the term loan commitments under the Delayed Draw Term Loan Agreement until August 14, 2023, and reduced the term loan commitments from $875 million to $600 million (the “Delayed Draw Term Loan”). As of June 30, 2023, the Company had not drawn on the Delayed Draw Term Loan.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In August 2023, the Company drew the Delayed Draw Term Loan in the amount of $600 million. The principal amount of the Delayed Draw Term Loan will mature on June 28, 2024. However, the due date will be accelerated to November 2, 2023, if, as of that date, the Company does not have cash and cash equivalents plus available unused capacity under its 2027 Revolving Facility that is at least $1.40 billion plus the aggregate principal amount of indebtedness that matures within 12 months (including the 2024 Convertible Notes (as defined below) and the Delayed Draw Term Loan).

The Delayed Draw Term Loan bears interest, at the Company’s option, at a per annum rate equal to either (x) the Adjusted Term SOFR Rate (as defined in the Amended Delayed Draw Term Loan Agreement) plus an applicable margin varying from 1.750% to 2.625% or (y) a base rate plus an applicable margin varying from 0.750% to 1.625%, in each case depending on the corporate family ratings of the Company from at least two of the Credit Rating Agencies (as defined in the Amended Delayed Draw Term Loan Agreement). The Company pays an unused commitment fee on the Delayed Draw Term Loan Agreement of 0.200%.

The key covenants, limitations and requirements provided under the Credit Agreement noted above also apply to the Amended Delayed Draw Term Loan Agreement.

In December 2021, the Company issued $500 million aggregate principal amount of 2.850% senior notes due February 1, 2029 (the “2029 Senior Notes”) and issued $500 million aggregate principal amount of 3.100% senior notes due February 1, 2032 (the “2032 Senior Notes”) pursuant to the terms of an indenture, dated as of December 10, 2021 (the “Base Indenture”) between the Company and U.S. Bank National Association, as trustee (the “Senior Notes Trustee”), as supplemented by the first supplemental indenture dated as of December 10, 2021 (the “Senior Notes First Supplemental Indenture”) between the Company and the Senior Notes Trustee. As used herein, “Indenture” means the Base Indenture, as supplemented by the Senior Notes First Supplemental Indenture. Interest for both the 2029 Senior Notes and 2032 Senior Notes is payable on February 1 and August 1 of each year. The Company is not required to make principal payments on either the 2029 Senior Notes or 2032 Senior Notes prior to their maturity dates.

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

Holders of the 2024 Convertible Notes may freely convert their 2024 Convertible Notes on or after November 1, 2023 until the close of business on the business day immediately preceding the maturity date at an initial conversion price of $121.91 per share of common stock. Prior to November 1, 2023, holders may convert their 2024 Convertible Notes based on variations in market price of the Company’s common stock in relation to the conversion price or the trading price of the 2024 Convertible Notes or upon the occurrence of specified corporate events. The Company is required to settle any conversion value with the principal amount of the 2024 Convertible Notes settled in cash and any excess value in cash, shares of the Company’s common stock, or a combination thereof, pursuant to the terms of an indenture, dated as of February 13, 2018 between the Company, HGST, Inc., WD Media, LLC, Western Digital (Fremont), LLC, Western Digital Technologies, Inc. and U.S. Bank National Association, as trustee (the “ Convertible Notes Trustee”), as supplemented by the first supplemental indenture dated as of June 30, 2022 between the Company and the Convertible Notes Trustee. As of June 30, 2023, none of the conditions allowing holders of the Convertible Notes to convert had been met. Since February 5, 2021, the Company may redeem all or part of the 2024 Convertible Notes, at its option, if the market price of the Company’s stock achieves certain levels.

As described in Note 2, Recent Accounting Pronouncements, the Company adopted ASU 2020-06 effective July 2, 2022, using a modified retrospective method, which resulted in the elimination of the originally recorded debt discount associated with the conversion feature on the 2024 Convertible Notes. As of June 30, 2023, debt discount and issuance costs of $2 million remained unamortized.

In February 2018, the Company issued $2.30 billion aggregate principal amount of senior unsecured notes due February 15, 2026 (the “2026 Senior Unsecured Notes”). The 2026 Senior Unsecured Notes bear interest at an annual rate of 4.750% with interest payable on February 15 and August 15 of each year. The Company is not required to make principal payments on the 2026 Senior Unsecured Notes prior to the maturity date. Issuance costs for the 2026 Senior Unsecured Notes are amortized to interest expense over the term of the 2026 Senior Unsecured Notes and as of June 30, 2023, issuance costs of $7 million remained unamortized.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The indentures and supplemental indentures, as applicable, governing the Company’s 2029 Senior Notes, 2032 Senior Notes, 2026 Senior Unsecured Notes and the 2024 Convertible Notes each contain various restrictive covenants, which can include limitations on the Company’s and its subsidiaries’ ability to, among other things, consolidate, merge or sell all or substantially all of their assets; create liens; and incur, assume or guarantee additional indebtedness, and are subject to a number of limitations and exceptions.

In connection with the amendments discussed above, the 2027 Revolving Facility, Term Loan A-2, and the Delayed Draw Term Loan (the “Credit Facilities”) have been unconditionally guaranteed by Western Digital Technologies, Inc. (the “Initial Guarantor”) and are secured on a first-priority basis (subject to permitted liens) by a lien on substantially all assets and properties of the Company and the Initial Guarantor (the “Collateral”), subject to certain exceptions. Furthermore, the obligations under the Company’s 2.850% Senior Notes due 2029 and 3.100% Senior Notes due 2032 have been secured by the Collateral on an equal and ratable basis to the obligations under the Credit Facilities for so long as and to the extent required under the terms of the Indenture, and the obligations under the Company’s 2026 Senior Unsecured Notes have been guaranteed by the Initial Guarantor pursuant to the First Supplemental Indenture dated as of June 20, 2023 (the “2026 Senior Notes First Supplemental Indenture”) for so long as and to the extent required under the terms of the indenture governing such notes and the 2026 Senior Notes First Supplemental Indenture.

Future Debt Payments

As of June 30, 2023, the required annual future debt payments were as follows:

Future Debt Payments
(in millions)
Fiscal year:
2024	$1,213
2025	150
2026	2,450
2027	2,287
2028	—
2029 and thereafter	1,000
Total debt maturities	7,100
Issuance costs and debt discounts	(30)
Net carrying value	$7,070

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 9.    Pension and Other Post-Retirement Benefit Plans

The Company has pension and other post-retirement benefit plans in various countries. The Company’s principal pension plans are in Japan, Thailand and the Philippines. All pension and other post-retirement benefit plans outside of the Company’s Japan, Thailand and the Philippines defined benefit pension plans (the “Pension Plans”) are immaterial to the Consolidated Financial Statements. The expected long-term rate of return on the Pension Plans’ assets is 2.5%.

Obligations and Funded Status

The following table presents the unfunded status of the benefit obligations for the Pension Plans:

	2023	2022	2021
	(in millions)
Change in benefit obligation:
Projected benefit obligation at beginning of period	$294	$359	$366
Service cost	14	15	16
Interest cost	6	5	5
Plan amendments	—	9	—
Actuarial loss (gain)	(6)	(31)	(5)
Benefits paid	(8)	(9)	(11)
Settlement/curtailment	(15)	—	—
Non-U.S. currency movement	(12)	(54)	(12)
Projected benefit obligation at end of period	273	294	359
Change in plan assets:
Fair value of plan assets at beginning of period	189	227	215
Actual return on plan assets	7	—	20
Employer contributions	9	10	11
Benefits paid	(8)	(7)	(11)
Non-U.S. currency movement	(12)	(41)	(8)
Fair value of plan assets at end of period	185	189	227
Unfunded status	$88	$105	$132

The following table presents the unfunded amounts related to the Pension Plans as recognized on the Company’s Consolidated Balance Sheets:

	June 30, 2023	July 1, 2022
	(in millions)
Current liabilities	$1	$1
Non-current liabilities	87	104
Net amount recognized	$88	$105

The accumulated benefit obligation for the Pension Plans was $273 million at June 30, 2023. As of June 30, 2023, the accumulated other income pension balance was $2 million. There were no material prior service credits for the Pension Plans recognized in Accumulated other comprehensive loss in the Consolidated Balance Sheet as of June 30, 2023.

Net periodic benefit costs were not material for 2023, 2022, and 2021.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Assumptions

Weighted-Average Assumptions

The weighted-average actuarial assumptions used to determine the projected benefit obligations for the Pension Plans were as follows:

	2023	2022	2021
Discount rate	2.2%	2.3%	1.4%
Rate of compensation increase	2.4%	2.3%	2.0%

The weighted-average actuarial assumptions used to determine benefit costs for the Pension Plans were as follows:

	2023	2022	2021
Discount rate	2.3%	1.4%	1.1%
Expected long-term rate of return on plan assets	2.5%	2.5%	2.5%
Rate of compensation increase	2.3%	2.0%	2.0%

The Company develops a discount rate by calculating when the estimated benefit payments will be due. Management then matches the benefit payments to high quality bonds which match the timing of the expected benefit payments to determine the appropriate discount rate.

The Company develops the expected long-term rate of return on plan assets by analyzing rates of return in each plan as well as the investment portfolio applicable to the plan depending on each plan’s economic environment. The Company’s estimates of future rates of return on assets is based in large part on the projected rate of return from the respective investment managers using a long-term view of historical returns, as well as actuarial recommendations using the most current generational and mortality tables and rates. As of June 30, 2023, the Pension Plans’ assets materially consisted of plan assets related to the Japan pension plan and as such the assumption used herein is primarily related to the Japan pension plan.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fair Value Measurements

The following tables present the Pension Plans’ major asset categories and their associated fair values and net asset values as of June 30, 2023 and July 1, 2022:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
	(in millions)
Plan assets measured at fair value:
Equity:
Equity commingled/mutual funds(1)(2)	$—	$66	$—	$66
Fixed income:
Fixed income commingled/mutual funds(1)(3)	—	89	—	89
Net plan assets subject to leveling	—	155	—	155
Real estate investment trust at net asset value				30
Total investments at fair value	$—	$155	$—	$185

	July 1, 2022
	Level 1	Level 2	Level 3	Total
	(in millions)
Plan assets measured at fair value:
Equity:
Equity commingled/mutual funds(1)(2)	$—	$63	$—	$63
Fixed income:
Fixed income commingled/mutual funds(1)(3)	—	95	—	95
Net plan assets subject to leveling	—	158	—	158
Real estate investment trust at net asset value				31
Total investments at fair value	$—	$158	$—	$189

(1)    Commingled funds represent pooled institutional investments.
(2)    Equity mutual funds invest primarily in equity securities.
(3)    Fixed income mutual funds invest primarily in fixed income securities.

There were no significant movements of assets between any level categories in 2023 or 2022.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Cash Flows

The Company’s expected employer contributions for 2024 and annual benefit payments over the next five years for its Pension Plans are not expected to be material.

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

K1. The Company also has a facility agreement with Kioxia related to the construction and operation of Kioxia’s “K1” 300-millimeter wafer fabrication facility in Kitakami, Japan. The primary purpose of K1 is to provide clean room space to continue the transition of existing flash-based wafer capacity to newer technology nodes. K1 is now fully operational. In connection with the start-up of this facility, the Company has made prepayments toward future K1 building depreciation. As of June 30, 2023, approximately $220 million of such prepayments were available to be credited against future wafer charges.

Y7. In January 2022, the Company entered into additional agreements regarding Flash Ventures’ investment in a new wafer fabrication facility in Yokkaichi, Japan, referred to as “Y7”. The primary purpose of Y7 is to provide clean room space to continue the transition of existing flash-based wafer capacity to newer flash technology nodes. The first phase of construction of Y7 is now complete and has commenced output. The Company is committed to pay, among other things, the remainder of prepayments toward future Y7 building depreciation aggregating approximately $21 million in 2024. The prepayments can be used as credit against future wafer charges. As of June 30, 2023, approximately $355 million of prepayments were available to be credited against future wafer charges.

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

The following table presents the notes receivable from, and equity investments in, Flash Ventures as of June 30, 2023 and July 1, 2022:

	June 30, 2023	July 1, 2022
	(in millions)
Notes receivable, Flash Partners	$37	$27
Notes receivable, Flash Alliance	48	55
Notes receivable, Flash Forward	709	793
Investment in Flash Partners	160	166
Investment in Flash Alliance	234	243
Investment in Flash Forward	109	112
Total notes receivable and investments in Flash Ventures	$1,297	$1,396

During 2023, 2022 and 2021, the Company made net payments to Flash Ventures of $4.20 billion, $4.70 billion and $4.36 billion, respectively, for purchased flash-based memory wafers and net loans.

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

As of June 30, 2023 and July 1, 2022, the Company had Accounts payable balances due to Flash Ventures of $292 million and $320 million, respectively.

The Company’s maximum reasonably estimable loss exposure (excluding lost profits) as a result of its involvement with Flash Ventures, based upon the Japanese yen to U.S. dollar exchange rate at June 30, 2023, is presented below. Investments in Flash Ventures are denominated in Japanese yen, and the maximum estimable loss exposure excludes any cumulative translation adjustment due to revaluation from the Japanese yen to the U.S. dollar.

June 30, 2023
(in millions)
Notes receivable	$794
Equity investments	503
Operating lease guarantees	1,694
Inventory and prepayments	1,147
Maximum estimable loss exposure	$4,138
As of June 30, 2023 and July 1, 2022, the Company’s retained earnings included cumulative undistributed earnings of Flash Ventures of $55 million and $43 million, respectively.

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

Flash Ventures has historically operated near 100% of its manufacturing capacity. During 2023, as a result of flash business conditions, the Company temporarily reduced its utilization of its share of Flash Ventures’ manufacturing capacity to an abnormally low level to more closely align the Company’s flash-based wafer supply with projected demand. In 2023, the Company incurred costs of $286 million associated with the reduction in utilization related to Flash Ventures, which was recorded as a charge to Cost of revenue.

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

The following table presents the Company’s portion of the remaining guarantee obligations under the Flash Ventures’ lease facilities in both Japanese yen and U.S. dollar-equivalent, based upon the Japanese yen to U.S. dollar exchange rate as of June 30, 2023.

	Lease Amounts
	(Japanese yen, in billions)	(U.S. dollar, in millions)
Total guarantee obligations	¥245	$1,694

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the end of the term of the Flash Ventures lease agreements, in annual installments as of June 30, 2023 in U.S. dollars, based upon the Japanese yen to U.S. dollar exchange rate as of June 30, 2023:

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
	(in millions)
2024	$467	$90	$557
2025	269	82	351
2026	309	125	434
2027	115	106	221
2028	29	102	131
Total guarantee obligations	$1,189	$505	$1,694

The Company and Kioxia have agreed to mutually contribute to, and indemnify each other and Flash Ventures for, environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances. The Company has not made any indemnification payments, nor recorded any indemnification receivables, under any such agreements. As of June 30, 2023, no amounts have been accrued in the Consolidated Financial Statements with respect to these indemnification agreements.

Unis Venture

The Company has a joint venture with Unisplendour Corporation Limited and Unissoft (Wuxi) Group Co. Ltd. (“Unis”), referred to as the “Unis Venture”, to market and sell the Company’s products in China and to develop data storage systems for the Chinese market in the future. The Unis Venture is 49% owned by the Company and 51% owned by Unis. The Company accounts for its investment in the Unis Venture under the equity method of accounting. Revenue on products distributed by the Unis Venture is recognized upon sell through to third-party customers. For the years ended June 30, 2023, July 1, 2022 and July 2, 2021, the Company recognized approximately 3%, 4%, and 3% of its consolidated revenue on products distributed by the Unis Venture, respectively. The outstanding accounts receivable due from the Unis Venture were 8% and 5% of Accounts receivable, net as of June 30, 2023 and July 1, 2022, respectively.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 11.    Leases and Other Commitments

Leases

The Company leases certain domestic and international facilities and data center space under long-term, non-cancelable operating leases that expire at various dates through 2034. These leases include no material variable or contingent lease payments. Operating lease assets and liabilities are recognized based on the present value of the remaining lease payments discounted using the Company’s incremental borrowing rate. Operating lease assets also include prepaid lease payments minus any lease incentives. Extension or termination options present in the Company’s lease agreements are included in determining the right-of-use asset and lease liability when it is reasonably certain the Company will exercise those options. Lease expense is recognized on a straight-line basis over the lease term. The following table summarizes supplemental balance sheet information related to operating leases as of June 30, 2023:

The following table summarizes supplemental balance sheet information related to operating leases as of June 30, 2023:

Lease Amounts
Minimum lease payments by year:	(in millions)
2024	$49
2025	47
2026	47
2027	42
2028	35
Thereafter	114
Total future minimum lease payments	334
Less: Imputed Interest	50
Present value of lease liabilities	284
Less: Current portion (included in Accrued expenses)	40
Long-term operating lease liabilities (included in Other liabilities )	$244

Operating lease right-of-use assets (included in Other non-current assets)	$260

Weighted average remaining lease term in years	7.6
Weighted average discount rate	4.2%

The following table summarizes supplemental disclosures of operating cost and cash flow information related to operating leases for the year ended June 30, 2023:

June 30, 2023
(in millions)
Cost of operating leases	$57
Cash paid for operating leases	51
Operating lease assets obtained in exchange for operating lease liabilities	17

Cost of operating leases was as follows:

	2023	2022	2021
	(in millions)
Cost of operating leases	$57	$58	$50

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Purchase Agreements and Other Commitments

In the normal course of business, the Company enters into purchase orders with suppliers for the purchase of components used to manufacture its products. These purchase orders generally cover forecasted component supplies needed for production during the next quarter, are recorded as a liability upon receipt of the components, and generally may be changed or canceled at any time prior to shipment of the components. The Company also enters into long-term agreements with suppliers that contain fixed future commitments, which are contingent on certain conditions such as performance, quality and technology of the vendor’s components. As of June 30, 2023, the Company had the following minimum long-term commitments:

Long-term commitments
(in millions)
Fiscal year:
2024	$275
2025	253
2026	61
2027	47
2028	20
Thereafter	130
Total	$786

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

Through December 31, 2021, eligible employees were generally able to contribute up to 75% of their eligible compensation on a combined pre-tax and Roth basis, 10% on a combined pre-tax catch-up and Roth catch-up basis, and 10% on a non-Roth after-tax basis subject to Internal Revenue Service (“IRS”) limitations. Effective January 1, 2022, eligible employees are generally able to contribute up to 85% of their eligible compensation on a combined pre-tax and Roth basis regardless of age, and 10% of their eligible compensation on an after-tax basis by payroll withholding. The Company may make a basic matching contribution equal to 50% of each eligible participant’s contribution that does not exceed 6% of the eligible participant’s annual compensation in the year of contribution. Furthermore, the Company’s employer matching contributions vest immediately. Contributions, including the Company’s matching contribution to the Plan, are recorded as soon as administratively possible after the Company makes payroll deductions from Plan participants.

Effective February 18, 2023, the Company announced its decision to suspend matching contributions. The Company may resume matching contributions at any time at its discretion.

For 2023, 2022 and 2021, the Company made Plan contributions of $22 million, $36 million and $34 million, respectively.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 13.     Shareholders’ Equity and Convertible Preferred Stock

2021 Long-Term Incentive Plan

In November 2021, stockholders approved the Western Digital Corporation 2021 Long-Term Incentive Plan (the “2021 Plan”). Upon the effective date of the 2021 Plan, no new awards were granted under the Western Digital Corporation Amended and Restated 2017 Performance Incentive Plan (the “2017 Plan”). The 2021 Plan was amended in 2023 to increase the number of shares available for issuance under the plan by 2.8 million shares of common stock. The aggregate maximum number of shares of the Company’s common stock that may be issued pursuant to awards from the 2021 Plan may not exceed (a) 12.0 million shares of common stock plus (b) any shares of common stock subject to outstanding awards under a prior plan as of the effective date that on or after the effective date are forfeited, terminated, expire, lapse without being exercised (to the extent applicable), or are otherwise reacquired by the Company. Any shares subject to awards under the 2017 Plan that are cancelled, forfeited, or otherwise terminate without having vested or been exercised, as applicable, will become available for award grants under the 2021 Plan. The types of awards that may be granted under the 2021 Plan include stock options, stock appreciation rights (“SARs”), RSUs, PSUs, restricted stock and other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock, as well as cash awards. Persons eligible to receive awards under the 2021 Plan include officers and employees of the Company or any of its subsidiaries, directors of the Company and certain consultants and advisors to the Company or any of its subsidiaries. The vesting of awards under the 2021 Plan and the 2017 Plan is determined at the date of grant. Each award expires on a date determined at the date of grant; however, the maximum term of options and SARs is ten years after the grant date of the award. RSUs typically vest over periods ranging from two to four years from the date of grant. PSUs are granted to certain employees and vest only after the achievement of pre-determined performance conditions or market conditions and completion of requisite service periods. Once the performance conditions or market conditions are met, vesting of PSUs is generally subject to continued service by the employee. As of June 30, 2023, there were outstanding awards that may vest under the 2017 Plan as well as outstanding awards of stock options under the SanDisk Corporation 2013 Incentive Plan, a plan assumed in connection with the acquisition of SanDisk Corporation, which may affect dilution.

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

As of June 30, 2023, the maximum number of shares of the Company’s common stock that was authorized for award grants under the 2021 Plan was 17.0 million shares, which includes shares of common stock subject to outstanding awards under certain prior plans as of the effective date of the 2021 Plan that have been forfeited, terminated, expired, lapsed without being exercised or were otherwise reacquired by the Company. Shares issued in respect of all awards granted under the 2021 Plan count against the 2021 Plan’s share limit on a one-for-one basis, whereas under the 2017 Plan, shares issued in respect of awards other than stock options and SARs granted count against the 2017 Plan’s share limit as 1.72 shares for every one share issued in connection with such award. The 2021 Plan will terminate on November 22, 2031, unless terminated earlier by the Company’s Board of Directors.

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

During 2023, 2022 and 2021, the Company issued 2.7 million, 2.1 million, and 3.2 million shares, respectively, under the ESPP for aggregate purchase amounts of $92 million, $113 million and $115 million, respectively.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Stock-based Compensation Expense

The following tables present the Company’s stock-based compensation for equity-settled awards by type and financial statement line as well as the related tax benefit included in the Company’s Consolidated Statements of Operations:

	2023	2022	2021
	(in millions)
RSUs and PSUs	$283	$286	$282
ESPP	35	40	36
Total	$318	$326	$318

	2023	2022	2021
	(in millions)
Cost of revenue	$49	$48	$55
Research and development	152	167	158
Selling, general and administrative	117	111	105
Subtotal	318	326	318
Tax benefit	(43)	(48)	(47)
Total	$275	$278	$271

Any shortfalls or excess windfall tax benefits related to the vesting and exercise of stock-based awards, which are recognized as a component of the Company’s Income tax expense, were not material for the periods presented.

Compensation cost related to unvested RSUs, PSUs, and rights to purchase shares of common stock under the ESPP will generally be amortized on a straight-line basis over the remaining average service period. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of June 30, 2023:

	Unamortized Compensation Costs	Weighted Average Service Period
	(in millions)	(years)
RSUs and PSUs (1)	$464	2.2
ESPP	67	1.4
Total unamortized compensation cost	$531

(1)    Weighted average service period assumes the performance conditions are met for the PSUs.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Plan Activities

Stock Options

The following table summarizes stock option activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Options outstanding at July 3, 2020	2.7	$69.16
Exercised	(0.4)	44.34		$6
Canceled or expired	(0.8)	75.42
Options outstanding at July 2, 2021	1.5	72.84
Exercised	(0.2)	43.80		$3
Canceled or expired	(0.4)	97.65
Options outstanding at July 1, 2022	0.9	66.76
Canceled or expired	(0.6)	80.72
Options outstanding at June 30, 2023	0.3	$44.95	0.10

No options were granted in 2023, 2022 or 2021. All outstanding options were exercisable at June 30, 2023.

RSUs and PSUs

The following table summarizes RSU and PSU activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value at Vest Date
	(in millions)		(in millions)
RSUs and PSUs outstanding at July 3, 2020	13.3	$60.92
Granted	8.8	40.40
Vested	(4.5)	60.18	$196
Forfeited	(1.5)	55.74
RSUs and PSUs outstanding at July 2, 2021	16.1	50.12
Granted	6.9	60.00
Vested	(5.2)	54.27	$317
Forfeited	(2.4)	52.14
RSUs and PSUs outstanding at July 1, 2022	15.4	52.89
Granted	6.6	41.27
Vested	(6.6)	54.05	$274
Forfeited	(1.6)	54.56
RSUs and PSUs outstanding at June 30, 2023	13.8	$46.56

RSUs and PSUs are generally settled in an equal number of shares of the Company’s common stock at the time of vesting of the units.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fair Value Valuation Assumptions

RSU and PSU Grants

The fair value of the Company’s RSU and PSU awards with a performance condition is determined based upon the closing price of the Company’s stock price on the date of grant. The fair value of PSU awards with a market condition is estimated using a Monte Carlo simulation model on the date of grant.

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

The fair values of ESPP purchase rights have been estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	2023	2022	2021
Weighted-average expected term (in years)	1.25	1.25	1.25
Risk-free interest rate	4.52%	1.42%	0.10%
Stock price volatility	0.46	0.48	0.56
Dividend yield	—%	—%	—%
Fair value	$9.70	$15.56	$21.59

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

Dividend provisions

The Preferred Shares will have a stated value of $1,000 per share and accrue a cumulative preferred dividend at an annual rate of 6.25% per annum (increasing to 7.25% per annum on January 31, 2030 and to 8.25% per annum on January 31, 2033) compounded on a quarterly basis. The Preferred Shares will also participate in any dividends declared for common shareholders on an as-converted equivalent basis. As of June 30, 2023, (i) no dividends have been declared or paid since the issuance of the Preferred Shares, and (ii) unpaid and cumulative dividends payable with respect to the Preferred Shares were $24 million.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Conversion rights

The Preferred Shares will be convertible into shares of the Company’s common stock at an initial conversion rate of $47.75 per share (the “Conversion Price”) (subject to anti-dilution adjustments and certain other one-time adjustments upon the occurrence of various specified spin-off transactions) applied to the aggregate sum of the stated value of the Preferred Shares plus any cumulative accrued but unpaid dividends (the “Accumulated Stated Value”). In the event of a standalone spin-off transaction, the holders of Preferred Shares may have one third of their Preferred Shares converted to a similar class of preferred shares of the spin-off entity. The Preferred Shares will be convertible at the option of the holder upon the earlier of on January 31, 2024, and the date a specified spin-off transaction is completed, unless the Company enters into a definitive agreement with respect to a sale, merger or combination of the spun-off entity, in which case the twelve (12) month period will be extended until the earlier of the consummation of such transaction or the termination of the definitive agreement. The Preferred Shares will be convertible at the option of the Company after January 31, 2026 if the closing price per share of the Company’s common stock exceeds 150% of the Conversion Price for at least 20 out of 30 consecutive trading days immediately prior to the Company’s conversion notice. As of June 30, 2023, the Preferred Shares outstanding would have been convertible, if otherwise permitted, into 19 million shares of common stock.

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

Liquidation preference

In the event of any voluntary or involuntary liquidation, holders of the Preferred Shares will be senior to the holders of the Company’s common stock and the liquidation preference is the greater of (i) the sum of an amount in cash equal to 110% of the Accumulated Stated Value plus accrued and unpaid dividends and (ii) the payment that the holders of Preferred Shares would have received had all Preferred Shares been converted into common stock immediately prior to such liquidation, before any distributions are made to common shareholders and all other classes of junior capital stock of the Company. As of June 30, 2023, the total aggregate liquidation preference was $924 million.

Stock Repurchase Program

The Company’s Board of Directors previously authorized a stock repurchase program for the repurchase of up to $5.00 billion of the Company’s common stock, which expired on July 25, 2023. For the year ended June 30, 2023, and through the expiration date of the program, the Company did not make any stock repurchases.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock Reserved for Issuance

The following table summarizes all common stock reserved for issuance at June 30, 2023:

Number of Shares
(in millions)
Outstanding awards and shares available for award grants	24
ESPP	7
Total	31

Dividends to Shareholders

The Company issued a quarterly cash dividend from the first quarter of 2013 up to the third quarter of 2020. In April 2020, the Company suspended its dividend to reinvest in the business and to support its ongoing deleveraging efforts.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 14.    Income Tax Expense

Income (loss) Before Taxes

The domestic and foreign components of Income (loss) before taxes were as follows:

	2023	2022	2021
	(in millions)
Foreign	$(2,029)	$1,384	$218
Domestic	469	739	709
Income (loss) before taxes	$(1,560)	$2,123	$927

Income Tax Expense

The components of the income tax expense were as follows:

	2023	2022	2021
	(in millions)
Current:
Foreign	$153	$143	$195
Domestic - Federal	33	341	154
Domestic - State	(6)	25	(1)
	180	509	348
Deferred:
Foreign	8	27	(20)
Domestic - Federal	(36)	84	(208)
Domestic - State	(6)	3	(14)
	(34)	114	(242)
Income tax expense	$146	$623	$106

The Tax Cuts and Jobs Act (the “2017 Act”), enacted on December 22, 2017, includes a broad range of tax reform proposals affecting businesses. The Company completed its accounting for the tax effects of the enactment of the 2017 Act during the second quarter of 2019. However, the U.S. Treasury and the Internal Revenue Services (“IRS”) have issued tax guidance on certain provisions of the 2017 Act since the enactment date, and the Company anticipates the issuance of additional regulatory and interpretive guidance. The Company applied a reasonable interpretation of the 2017 Act along with the then-available guidance in finalizing its accounting for the tax effects of the 2017 Act. Any additional regulatory or interpretive guidance would constitute new information, which may require further refinements to the Company’s estimates in future periods.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which contained significant law changes related to tax, climate, energy, and health care. The tax measures include, among other things, a corporate alternative minimum tax (“CAMT”) of 15% on corporations with three-year average annual adjusted financial statement income (“AFSI”) exceeding $1.00 billion. The corporate alternative minimum tax will be effective for the Company beginning with 2024 and the Company is currently evaluating the potential effects of these legislative changes.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Deferred Taxes

Temporary differences and carryforwards, which give rise to a significant portion of deferred tax assets and liabilities were as follows:

	June 30, 2023	July 1, 2022
	(in millions)
Deferred tax assets:
Sales related reserves and accrued expenses not currently deductible	$52	$71
Accrued compensation and benefits not currently deductible	88	114
Net operating loss carryforward	183	195
Business credit carryforward	478	483
Long-lived assets	56	72
Other	171	178
Total deferred tax assets	1,028	1,113
Deferred tax liabilities:
Long-lived assets	(48)	(128)
Unremitted earnings of certain non-U.S. entities	(297)	(288)
Other	(7)	(17)
Total deferred tax liabilities	(352)	(433)
Valuation allowances	(565)	(580)
Deferred tax assets, net	$111	$100

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

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Effective Tax Rate

Reconciliation of the U.S. Federal statutory rate to the Company’s effective tax rate is as follows:

	2023	2022	2021
U.S. Federal statutory rate	21%	21%	21%
Tax rate differential on international income	(33)	(9)	8
Tax effect of U.S. foreign income inclusion	(1)	—	5
Tax effect of U.S. foreign minimum tax	—	5	1
Tax effect of U.S. foreign derived intangible income	4	(1)	(14)
Tax effect of U.S. non-deductible stock-based compensation	(1)	1	1
Tax effect of U.S. permanent differences	—	—	1
IRS Tentative Settlement	1	15	—
Change in valuation allowance	1	1	(7)
Unremitted earnings of certain non-U.S. entities	(1)	1	6
Foreign income tax credits	—	(3)	(5)
R&D tax credits	5	(4)	(8)
U.S. return to provision	(2)	—	(3)
Other	(3)	2	5
Effective tax rate	(9)%	29%	11%

Tax Holidays and Carryforwards

A substantial portion of the Company’s manufacturing operations in Malaysia, the Philippines and Thailand operate under various tax holidays and tax incentive programs, which will expire in whole or in part at various dates during 2024 through 2031. Certain tax holidays and tax incentive programs may be extended if specific conditions are met. The net impact of these tax holidays and tax incentives was an increase to the Company’s net earnings by $140 million, or $0.44 per diluted share, $566 million, or $1.79 per diluted share, and $390 million, or $1.26 per diluted share, in 2023, 2022, and 2021, respectively.

As of June 30, 2023, the Company had varying amounts of federal and state NOL/tax credit carryforwards that do not expire or, if not used, expire in various years. Following is a summary of the Company’s federal and state NOL/tax credit carryforwards and the related expiration dates of these NOL/tax credit carryforwards:

Jurisdiction	NOL/Tax Credit Carryforward Amount	Expiration
	(in millions)
Federal NOL (Pre 2017 Act Generation)	$594	2024 to 2038
State NOL	374	2032 to 2043
Federal tax credits	51	2024 to 2032
State tax credits	725	No expiration

The federal and state NOLs and credits relating to various acquisitions are subject to limitations under Sections 382 and 383 of the Internal Revenue Code. The Company expects the total amount of federal and state NOLs ultimately realized will be reduced as a result of these provisions by $116 million and $240 million, respectively. The Company expects the total amount of federal and state credits ultimately realized will be reduced as a result of these provisions by $27 million and $2 million, respectively.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of June 30, 2023, the Company had varying amounts of foreign NOL carryforwards that do not expire or, if not used, expire in various years, depending on the country. The major jurisdictions that the Company receives foreign NOL carryforwards and the related amounts and expiration dates of these NOL carryforwards are as follows:

Jurisdiction	NOL Carryforward Amount	Expiration
	(in millions)
Malaysia	$106	2025 to 2028
Belgium	106	No expiration
Japan	72	2024 to 2031
Spain	45	No expiration
Netherlands	12	2025 to 2026

Uncertain Tax Positions

With the exception of certain unrecognized tax benefits that are directly associated with the tax position taken, unrecognized tax benefits are presented gross in the Consolidated Balance Sheets.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits excluding accrued interest and penalties:

	2023	2022	2021
	(in millions)
Unrecognized tax benefit, beginning balance	$1,047	$748	$717
Gross increases related to current year tax positions	7	12	21
Gross increases related to prior year tax positions	22	358	46
Gross decreases related to prior year tax positions	(47)	(65)	(20)
Settlements	(5)	(1)	(9)
Lapse of statute of limitations	(3)	(5)	(7)
Unrecognized tax benefit, ending balance	$1,021	$1,047	$748

As of June 30, 2023, July 1, 2022 and July 2, 2021, the portion of the gross unrecognized tax benefits, if recognized, that would affect the effective tax rate is $855 million, $903 million, and $612 million, respectively. Interest and penalties related to unrecognized tax benefits are recognized in liabilities recorded for uncertain tax positions and are recorded in the provision for income taxes. Accrued interest and penalties included in the Company’s liability related to unrecognized tax benefits as of June 30, 2023, July 1, 2022 and July 2, 2021 was $289 million, $254 million and $138 million, respectively. As of June 30, 2023, July 1, 2022 and July 2, 2021, the Company’s payables related to unrecognized tax benefits, including accrued interest and penalties, were $1.14 billion, $1.16 billion, and $750 million, respectively. The Company believes it is reasonably likely that payments of approximately $720 million to $760 million may be made within the next twelve months and have classified that portion of these unrecognized tax benefits, including interest, in Income taxes payable on the Consolidated Balance Sheets as of June 30, 2023. The remaining payables related to unrecognized tax benefits are included in Other liabilities on the Consolidated Balance Sheets as of June 30, 2023, July 1, 2022 and July 2, 2021.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company files U.S. Federal, U.S. state and foreign tax returns. For both federal and state tax returns, with few exceptions, the Company is subject to examination for 2013 through 2020. The Company is no longer subject to examination by the IRS for periods prior to 2012, although carry forwards generated prior to those periods may still be adjusted upon examination by the IRS or state taxing authority if they either have been or will be used in a subsequent period. In the following major foreign jurisdictions where there is no tax holiday, the Company could be subject to examination as noted below:

Jurisdiction	Period Subject to Examination
China (calendar)	2013-2022
Ireland (fiscal)	2019-2022
India (fiscal)	2009-2022
Israel (fiscal)	2014-2022
Japan (fiscal)	2016-2022
Malaysia (fiscal)	2015-2022
Thailand (fiscal)	2013-2022
Singapore (fiscal)	2019-2022
United Kingdom (fiscal)	2021-2022

The Company reached a final agreement with the IRS and received notices of deficiency with respect to years 2008 through 2012. In addition, the Company has tentatively reached a basis for resolving the notices of proposed adjustments with respect to years 2013 through 2015. As of June 30, 2023, the Company has recognized a liability for tax and interest of $753 million related to all years from 2008 through 2015. The Company expects to pay $523 million in the first quarter of 2024 with respect to years 2008 and 2012 and expect to pay any remaining balance with respect to this matter within the next twelve months.
In connection with settlements for years 2008 through 2015, the Company expects to realize reductions to its mandatory deemed repatriation tax obligations and tax savings from interest deductions in future years aggregating to approximately $160 million to $180 million.

The Company believes that adequate provision has been made for any adjustments that may result from any other tax examinations. However, the outcome of such tax examinations cannot be predicted with certainty. If any issues addressed in the Company’s tax examinations are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of June 30, 2023, with the exception of the tentative settlement with the IRS, it was not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of the Company’s liability for unrecognized tax benefits would most likely result from additional information relating to the examination of the Company’s tax returns.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 15.    Net Income (Loss) Per Common Share

The following table presents the computation of basic and diluted income (loss) per common share:

	2023	2022	2021
	(in millions, except per share data)
Net income (loss)	$(1,706)	$1,500	$821
Less: cumulative dividends allocated to preferred shareholders	24	—	—
Net income (loss) attributable to common shareholders	$(1,730)	$1,500	$821
Weighted average shares outstanding:
Basic	318	312	305
Employee stock options, RSUs, PSUs and ESPP	—	4	4
Diluted	318	316	309
Income (loss) per common share:
Basic	$(5.44)	$4.81	$2.69
Diluted	$(5.44)	$4.75	$2.66
Anti-dilutive potential common shares excluded	14	3	5

Basic income (loss) per share attributable to common shareholders is computed using (i) net income (loss) less (ii) dividends paid to holders of Preferred Shares less (iii) net income (loss) attributable to participating securities divided by (iv) weighted average basic shares outstanding. Diluted net income (loss) per share attributable to common shareholders is computed as (i) basic net income (loss) attributable to common shareholders plus (ii) diluted adjustments to income allocable to participating securities divided by (iii) weighted average diluted shares outstanding. The “if-converted” method is used to determine the dilutive impact for the shares issuable in connection with the 1.50% convertible notes due 2024 and the convertible preferred stock, and the treasury stock method is used to determine the dilutive impact of outstanding employee stock options, RSUs, PSUs, and rights to purchase shares of common stock under the ESPP.

For 2023, the Company recorded a net loss and all shares subject to outstanding equity awards were excluded from the calculation of diluted shares for the period because their impact would have been anti-dilutive. For 2022 and 2021, the Company excluded common shares subject to certain outstanding equity awards from the calculation of diluted shares because their impact would have been anti-dilutive based on the Company’s average stock price during those periods.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 16.    Employee Termination, Asset Impairment, and Other Charges

Business Realignment

The Company periodically incurs charges to realign its operations with anticipated market demand, primarily consisting of organization rationalization designed to streamline its business, reduce its cost structure and focus its resources. The Company may also record credits related to gains upon sale of property in connection with these activities. The Company recognized gains related to the disposition of assets associated with these activities of $8 million, $7 million and $75 million for 2023, 2022 and 2021, respectively. The Company recorded the following charges related to these actions:

	2023	2022	2021
	(in millions)
Employee termination benefits	$176	$50	$28
Asset impairments and other charges (gains)	17	(7)	(75)
Total employee termination, asset impairment, and other charges	$193	$43	$(47)

The following table presents an analysis of the components of these activities against the reserve during the year ended June 30, 2023:

Employee Termination Benefits
(in millions)
Accrual balance at July 1, 2022	$17
Charges	176
Cash payments	(162)
Accrual balance at June 30, 2023	$31

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 17.    Legal Proceedings

Tax

For disclosures regarding statutory notices of deficiency issued by the IRS on June 28, 2018 and December 10, 2018, and the status of resolution with respect to certain matters, see Note 14, Income Tax Expense.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the year ended June 30, 2023. In addition, our Board of Directors has adopted a Code of Business Ethics that applies to all of our directors, employees and officers, including our Chief Executive Officer and Chief Financial Officer. The current version of the Code of Business Ethics is available on our website under the Corporate Governance section at www.westerndigital.com. To the extent required by rules adopted by the SEC and The Nasdaq Stock Market LLC, we intend to promptly disclose future amendments to certain provisions of the Code of Business Ethics, or waivers of such provisions granted to executive officers and directors, on our website under the Corporate Governance section at www.westerndigital.com.

Item 11.    Executive Compensation

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the year ended June 30, 2023.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the year ended June 30, 2023.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the year ended June 30, 2023.

Item 14.    Principal Accountant Fees and Services

There is incorporated herein by reference the information required by this Item included in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the year ended June 30, 2023.

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

3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Perpetual Preferred Stock (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on February 1, 2023)
3.3	Amended and Restated By-Laws of Western Digital Corporation, as amended effective as of February 10, 2021 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on February 12, 2021)
4.1	Description of Western Digital Corporation’s Capital Stock (Filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K (File No. 1-08703) with the Securities and Exchange Commission on August 27, 2021)
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

4.3	First Supplemental Indenture, dated as of June 20, 2023, by and among Western Digital Technologies, Inc. and U.S. Bank Trust Company, National Association, as Trustee (Filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on June 21, 2023)
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

4.5	First Supplemental Indenture, dated as of June 30, 2022, by and between Western Digital Corporation and U.S. Bank National Association, as trustee (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on July 1, 2022)
4.6
Indenture, dated as of December 10, 2021, between Western Digital Corporation and U.S. Bank National Association, as trustee (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on December 10, 2021)

4.7
First Supplemental Indenture (including Form of 2.850% Senior Notes due 2029 and Form of 3.100% Senior Notes due 2032), dated as of December 10, 2021, between Western Digital Corporation and U.S. Bank National Association, as trustee (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on December 10, 2021)

10.1
Western Digital Corporation Amended and Restated 2017 Performance Incentive Plan, amended and restated as of August 11, 2020 (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 9, 2021)*

10.1.1
Form of Notice of Grant of Performance Stock Units and Performance Stock Unit Award Agreement – Financial Measures, under the Amended and Restated Western Digital Corporation 2017 Performance Incentive Plan (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 9, 2021)*

10.1.2
Form of Notice of Grant of Performance Stock Units and Performance Stock Unit Award Agreement – TSR Measure, under the Amended and Restated Western Digital Corporation 2017 Performance Incentive Plan (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 9, 2021)*

10.1.3
Form of Notice and Grant of Performance Stock Units and Performance Stock Unit Award Agreement- Financial Measure, under the Amended and Restated Western Digital Corporation 2017 Performance Incentive Plan (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 4, 2021)*

10.1.4
Form of Notice and Grant of Performance Stock Units and Performance Stock Unit Award Agreement- TSR Measure, under the Amended and Restated Western Digital Corporation 2017 Performance Incentive Plan (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 4, 2021)*

10.1.5
Western Digital Corporation Amended and Restated 2017 Performance Incentive Plan Non-Employee Director Restricted Stock Unit Grant Program, amended and restated as of August 16, 2021 (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 4, 2021)*

10.1.6
Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Award Agreement - Vice President and Above under the Western Digital Corporation 2017 Performance Incentive Plan (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 6, 2018)*

10.1.7
Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Award Agreement - Vice President and Above under the Western Digital Corporation 2017 Performance Incentive Plan (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 12, 2019)*

Exhibit Number	Description
10.1.8
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

10.2	Western Digital Corporation Amended and Restated 2021 Long-Term Incentive Plan, amended and restated as of August 25, 2022 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on November 18, 2022)*
10.2.1
Form of Notice of Grant of Performance Stock Units and Performance Stock Unit Award Agreement under the Western Digital Corporation 2021 Long-Term Incentive Plan (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 2, 2022)*

10.2.2	Form of Grant Notice for Restricted Stock Unit Award – Vice President and Above, under the Western Digital Corporation 2021 Long-Term Incentive Plan (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 3, 2022)*
10.2.3	Form of Grant Notice for Restricted Stock Unit Award – Vice President and Above, under the Western Digital Corporation Amended and Restated 2021 Long-Term Incentive Plan†*
10.2.4	Western Digital Corporation Amended and Restated 2021 Long-Term Incentive Plan Non-Employee Director Restricted Stock Unit Grant Program, amended and restated as of May 23, 2023†*
10.3	Western Digital Corporation Executive Short-Term Incentive Plan (supersedes the Western Digital Corporation Executive Short-Term Incentive Plan dated August 7, 2019), dated February 9, 2021 (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q (File No. 1-08703) with the Securities and Exchange Commission on May 6, 2021)*
10.4
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

10.12	Offer Letter, dated as of December 14, 2021, to Wissam Jabre (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 4, 2022)*
10.13
Amended and Restated Letter Agreement, dated January 31, 2023, by and between Western Digital Corporation and Elliott Investment Management L.P. (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on February 1, 2023)

10.14
Investment Agreement, dated January 31, 2023, by and between Western Digital Corporation and AP WD Holdings, L.P. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 10, 2023)

10.15	Investment Agreement, dated January 31, 2023, by and among Western Digital Corporation, Elliott Associates, L.P. and Elliott International, L.P. (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 10, 2023)

Exhibit Number	Description
10.16
Registration Rights Agreement, dated January 31, 2023, by and among Western Digital Corporation, AP WD Holdings, L.P., Elliott Associates, L.P. and Elliott International, L.P. (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on February 1, 2023)

10.17
Restatement Agreement, dated January 7, 2022, by and among Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 4, 2022)

10.17.1
Amendment No. 1, dated as of December 23, 2022, to the Amended and Restated Loan Agreement, dated as of January 7, 2022, by and among Western Digital Corporation, each lender party thereto, J.P. Morgan Chase Bank, N.A. as Administrative Agent and the other parties thereto (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on December 23, 2022)

10.17.2
Amendment No. 2, dated as of June 20, 2023, to the Amended and Restated Loan Agreement, dated as of January 7, 2022, by and among Western Digital Corporation, each lender party thereto, J.P. Morgan Chase Bank, N.A. as Administrative Agent and the other parties thereto (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on June 21, 2023)

10.18	Loan Agreement, dated as of January 25, 2023, by and among Western Digital Corporation, each lender party thereto, J.P. Morgan Chase Bank, N.A. as administrative agent and the other parties thereto (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on January 31, 2023)
10.18.1	Amendment No. 1, dated as of June 20, 2023, to the Loan Agreement, dated as of January 25, 2023, by and among Western Digital Corporation, each lender party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and the other parties thereto (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on June 21, 2023)
10.18.2	Amendment No. 2, dated as of June 20, 2023, to the Loan Agreement, dated as of January 25, 2023, by and among Western Digital Corporation, each lender party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and the other parties thereto (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on June 21, 2023)
10.19	Guaranty, dated as of June 20, 2023, by and among Western Digital Corporation, Western Digital Technologies, Inc. and JPMorgan Chase Bank, N.A. as Administrative Agent (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on June 21, 2023)
10.20	Guaranty, dated as of June 20, 2023, by and among Western Digital Corporation, Western Digital Technologies, Inc. and JPMorgan Chase Bank, N.A. as Administrative Agent (Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on June 21, 2023)
10.21	Security Agreement, dated as of June 20, 2023, by and among Western Digital Corporation, Western Digital Technologies, Inc and JPMorgan Chase Bank, N.A. as Collateral Agent (Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on June 21, 2023)
10.22	Security Agreement, dated as of June 20, 2023, by and among Western Digital Corporation, Western Digital Technologies, Inc. and JPMorgan Chase Bank, N.A. as Collateral Agent (Filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on June 21, 2023)
10.23	Flash Alliance, Master Agreement dated as of July 7, 2006, by and among SanDisk Corporation, Toshiba Corporation and SanDisk (Ireland) Limited (Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 3, 2022)##
10.24	Operating Agreement of Flash Alliance, Ltd., dated as of July 7, 2006, by and between Toshiba Corporation and SanDisk (Ireland) Limited (Filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 3, 2022)##
10.25	Joint Venture Restructure Agreement, dated as of January 29, 2009, by and among SanDisk Corporation, SanDisk (Ireland) Limited, SanDisk (Cayman) Limited, Toshiba Corporation, Flash Partners Limited and Flash Alliance Limited (Filed as Exhibit 10.1 to SanDisk Corporation’s Quarterly Report on Form 10-Q (File No. 000-26734) with the Securities and Exchange Commission on May 7, 2009)#
10.26	New Y2 Facility Agreement, dated October 20, 2015, by and among SanDisk Corporation, SanDisk (Ireland) Limited, SanDisk (Cayman) Limited, SanDisk Flash B.V., Toshiba Corporation, Flash Partners Limited, Flash Alliance Limited and Flash Forward Limited (Filed as Exhibit 10.37 to SanDisk Corporation’s Annual Report on Form 10-K (File No. 000-26734) with the Securities and Exchange Commission on February 12, 2016)#
10.27	FAL Commitment and Extension Agreement, dated as of December 12, 2017, by and among Western Digital Corporation, SanDisk LLC, SanDisk (Ireland) Limited and Toshiba Memory Corporation (Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 6, 2018)#
10.28
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
10.29
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

10.30
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

10.31
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

10.32	Flash Forward Master Agreement, dated as of July 13, 2010, entered into by and among, on one side, Toshiba Corporation and, on the other side, SanDisk Corporation, and SanDisk Flash B.V. (Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K (File No. 1-08703) with the Securities and Exchange Commission on August 25, 2022)##
10.33
Operating Agreement of Flash Forward, Ltd, dated as of March 1, 2011, between Toshiba Corporation and SanDisk Flash B.V. (Filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K (File No. 1-08703) with the Securities and Exchange Commission on August 25, 2022)##

10.34	FFL Commitment and Extension Agreement, dated as of December 12, 2017, by and among Toshiba Memory Corporation, Western Digital Corporation, SanDisk LLC and SanDisk Flash B.V. (Filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K (File No. 1-08703) with the Securities and Exchange Commission on August 25, 2022)##
10.35	FFL Second Commitment and Extension Agreement, dated as of May 15, 2019, by and among Toshiba Memory Corporation, Toshiba Memory Iwate Corporation, Western Digital Corporation, SanDisk LLC, SanDisk (Cayman) Limited, SanDisk (Ireland) Limited, SanDisk Flash B.V., Flash Partners, Ltd., Flash Alliance, Ltd., and Flash Forward, Ltd. (Filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K (File No. 1-08703) with the Securities and Exchange Commission on August 25, 2022)##
21	Subsidiaries of Western Digital Corporation†
23	Consent of Independent Registered Public Accounting Firm†
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

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
Dated: August 21, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10‑K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David V. Goeckeler	Chief Executive Officer, Director (Principal Executive Officer)	August 21, 2023
David V. Goeckeler

/s/ Wissam Jabre	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 21, 2023
Wissam Jabre

/s/ Gene Zamiska	Senior Vice President, Global Accounting and Chief Accounting Officer (Principal Accounting Officer)	August 21, 2023
Gene Zamiska

/s/ Matthew E. Massengill	Chairman of the Board	August 21, 2023
Matthew E. Massengill

/s/ Kimberly E. Alexy	Director	August 21, 2023
Kimberly E. Alexy

/s/ Thomas Caulfield	Director	August 21, 2023
Thomas Caulfield

/s/ Martin I. Cole	Director	August 21, 2023
Martin I. Cole

/s/ Tunҫ Doluca	Director	August 21, 2023
Tunҫ Doluca

/s/ Reed B. Rayman	Director	August 21, 2023
Reed B. Rayman

/s/ Stephanie A. Streeter	Director	August 21, 2023
Stephanie A. Streeter

/s/ Miyuki Suzuki	Director	August 21, 2023
Miyuki Suzuki