Form 10-Q
period 2023-09-29
WESTERN DIGITAL CORP
filed 2023-11-07
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of the close of business on October 25, 2023, 324,243,164 shares of common stock, par value $0.01 per share, were outstanding.

WESTERN DIGITAL CORPORATION
INDEX

		PAGE NO.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets — As of September 29, 2023 and June 30, 2023	6
	Condensed Consolidated Statements of Operations — Three Months Ended September 29, 2023 and September 30, 2022	7
	Condensed Consolidated Statements of Comprehensive Loss — Three Months Ended September 29, 2023 and September 30, 2022	8
	Condensed Consolidated Statements of Cash Flows — Three Months Ended September 29, 2023 and September 30, 2022	9
	Condensed Consolidated Statements of Convertible Preferred Stock and Shareholders' Equity — Three Months Ended September 29, 2023 and September 30, 2022	10
	Notes to Condensed Consolidated Financial Statements	12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51
Item 4.	Controls and Procedures	51

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	52
Item 1A.	Risk Factors	52
Item 5.	Other Information	53
Item 6.	Exhibits	53

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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning: expectations regarding our plan to separate our HDD and Flash business units; the global macroeconomic environment; expectations regarding demand trends and market conditions for our products; expectations regarding long-term growth opportunities; expectations regarding our product momentum and product development and technology plans; expectations regarding capital expenditure plans and investments, including relating to our Flash Ventures joint venture with Kioxia Corporation (“Kioxia”), and sources of funding for related expenditures; expectations regarding our effective tax rate and our unrecognized tax benefits; and our beliefs regarding our capital allocation plans and the sufficiency of our available liquidity to meet our working capital, debt and capital expenditure needs.

These forward-looking statements are based on management’s current expectations, represent the most current information available to the Company as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and other factors that could cause actual results or performance to differ materially from those expressed or implied in the forward-looking statements. These risks and uncertainties include, but are not limited to:

•volatility in global or regional economic conditions;
•dependence on a limited number of suppliers or disruptions in our supply chain;
•future responses to and effects of the COVID-19 pandemic or other similar public health crises;
•damage or disruption to our operations or to those of our suppliers;
•hiring and retention of key employees;
•compromise, damage or interruption from cybersecurity incidents or other data or system security risks;
•product defects;
•the outcome and impact of the planned separation of our HDD and Flash business units, including with respect to customer and supplier relationships, contractual restrictions, stock price volatility and the diversion of management’s attention from ongoing business operations and opportunities;
•our reliance on strategic relationships with key partners, including Kioxia;
•the competitive environment, including actions by our competitors, and the impact of competitive products and pricing;
•our development and introduction of products based on new technologies and expansion into new data storage markets;
•risks associated with cost saving initiatives, restructurings, acquisitions, divestitures, mergers, joint ventures and our strategic relationships;
• changes to our relationships with key customers;
•our ability to respond to market changes in our distribution channel and retail market;
•our level of debt and other financial obligations;
•changes in tax laws or unanticipated tax liabilities;
•fluctuations in currency exchange rates as a result of our international operations;
•risks associated with compliance with changing legal and regulatory requirements and the outcome of legal proceedings;
•risks associated with our goals relating to environmental, social and governance matters, including the company’s ability to meet its GHG emissions reduction and other ESG goals;
•our reliance on intellectual property and other proprietary information; and
•the other risks and uncertainties disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2023 (the “2023 Annual Report on Form 10-K”).

You are urged to carefully review the disclosures we make concerning these risks and review the additional disclosures we make concerning material risks and other factors that may affect the outcome of our forward-looking statements and our business and operating results, including those made in Part I, Item 1A of our 2023 Annual Report on Form 10-K and any of those made in our other reports filed with the Securities and Exchange Commission, including under “Risk Factors” in Item 1A of subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q that may from time to time amend, supplement or supersede the risks and uncertainties disclosed in the 2023 Annual Report on Form 10-K. You are cautioned not to place undue reliance on the forward-looking statements included in this Quarterly Report on Form 10-Q, which speak only as of the date of this document. We do not intend, and undertake no obligation, to update or revise these forward-looking statements to reflect new information or events after the date of this document or to reflect the occurrence of unanticipated events, except as required by law.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	September 29, 2023	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$2,032	$2,023
Accounts receivable, net	1,451	1,598
Inventories	3,497	3,698
Other current assets	597	567
Total current assets	7,577	7,886
Property, plant and equipment, net	3,371	3,620
Notes receivable and investments in Flash Ventures	1,245	1,297
Goodwill	10,035	10,037
Other intangible assets, net	80	80
Other non-current assets	1,693	1,509
Total assets	$24,001	$24,429
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,294	$1,293
Accounts payable to related parties	277	292
Accrued expenses	1,347	1,288
Income taxes payable	675	999
Accrued compensation	349	349
Current portion of long-term debt	1,850	1,213
Total current liabilities	5,792	5,434
Long-term debt	5,822	5,857
Other liabilities	1,398	1,415
Total liabilities	13,012	12,706
Commitments and contingencies (Notes 9, 10, 12 and 16)
Convertible preferred stock, $0.01 par value; authorized — 5 shares; issued and outstanding — 1 shares; aggregate liquidation preference of $939 and $924, respectively	876	876
Shareholders’ equity:
Common stock, $0.01 par value; authorized — 450 shares; issued and outstanding — 324 shares and 322 shares, respectively	3	3
Additional paid-in capital	3,970	3,936
Accumulated other comprehensive loss	(599)	(516)
Retained earnings	6,739	7,424
Total shareholders’ equity	10,113	10,847
Total liabilities, convertible preferred stock and shareholders’ equity	$24,001	$24,429

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	September 29, 2023	September 30, 2022
Revenue, net	$2,750	$3,736
Cost of revenue	2,651	2,755
Gross profit	99	981
Operating expenses:
Research and development	431	552
Selling, general and administrative	207	247
Employee termination, asset impairment, and other	57	24
Total operating expenses	695	823
Operating income (loss)	(596)	158
Interest and other income (expense):
Interest income	8	2
Interest expense	(98)	(70)
Other income (expense), net	4	(6)
Total interest and other expense, net	(86)	(74)
Income (loss) before taxes	(682)	84
Income tax expense	3	57
Net income (loss)	(685)	27
Less: cumulative dividends allocated to preferred shareholders	15	—
Net income (loss) attributable to common shareholders	$(700)	$27

Net income (loss) per common share:
Basic	$(2.17)	$0.09
Diluted	$(2.17)	$0.08

Weighted average shares outstanding:
Basic	323	316
Diluted	323	319

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(Unaudited)

	Three Months Ended
	September 29, 2023	September 30, 2022
Net income (loss)	$(685)	$27
Other comprehensive loss, before tax:
Foreign currency translation adjustment	(38)	(80)
Net unrealized loss on derivative contracts and available-for-sale securities	(58)	(76)
Total other comprehensive loss, before tax	(96)	(156)
Income tax benefit related to items of other comprehensive loss, before tax	13	16
Other comprehensive loss, net of tax	(83)	(140)
Total comprehensive loss	$(768)	$(113)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	September 29, 2023	September 30, 2022
Cash flows from operating activities
Net income (loss)	$(685)	$27
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	147	216
Stock-based compensation	77	86
Deferred income taxes	(46)	(42)
Loss (Gain) on disposal of assets	(87)	1
Non-cash portion of asset impairment	95	—
Amortization of debt issuance costs and discounts	4	3
Other non-cash operating activities, net	1	44
Changes in:
Accounts receivable, net	147	382
Inventories	201	(224)
Accounts payable	25	(125)
Accounts payable to related parties	(15)	(25)
Accrued expenses	63	(44)
Income taxes payable	(325)	117
Accrued compensation	1	(104)
Other assets and liabilities, net	(229)	(306)
Net cash provided by (used in) operating activities	(626)	6
Cash flows from investing activities
Purchases of property, plant and equipment	(124)	(320)
Proceeds from the sale of property, plant and equipment	193	—
Notes receivable issuances to Flash Ventures	(121)	(84)
Notes receivable proceeds from Flash Ventures	134	183
Strategic investments and other, net	2	(3)
Net cash provided by (used in) investing activities	84	(224)
Cash flows from financing activities
Taxes paid on vested stock awards under employee stock plans	(43)	(50)
Net proceeds from convertible preferred stock	(3)	—
Repayments of debt	—	(300)
Proceeds from debt	600	300
Net cash provided by (used in) financing activities	554	(50)
Effect of exchange rate changes on cash	(3)	(10)
Net increase (decrease) in cash and cash equivalents	9	(278)
Cash and cash equivalents, beginning of year	2,023	2,327
Cash and cash equivalents, end of period	$2,032	$2,049
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$545	$134
Cash paid for interest	$127	$106

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	1	$876	322	$3	$3,936	$(516)	$7,424	$10,847
Net loss	—	—	—	—	—	—	(685)	(685)
Employee stock plans	—	—	2	—	(43)	—	—	(43)
Stock-based compensation	—	—	—	—	77	—	—	77
Foreign currency translation adjustment	—	—	—	—	—	(38)	—	(38)
Net unrealized loss on derivative contracts	—	—	—	—	—	(45)	—	(45)
Balance at September 29, 2023	1	$876	324	$3	$3,970	$(599)	$6,739	$10,113

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at July 1, 2022	—	$—	315	$3	$3,733	$(554)	$9,039	$12,221
Net income	—	—	—	—	—	—	27	27
Adoption of new accounting standards	—	—	—	—	(128)	—	91	(37)
Employee stock plans	—	—	3	—	(50)	—	—	(50)
Stock-based compensation	—	—	—	—	86	—	—	86
Foreign currency translation adjustment	—	—	—	—	—	(80)	—	(80)
Net unrealized loss on derivative contracts	—	—	—	—	—	(60)	—	(60)
Balance at September 30, 2022	—	$—	318	$3	$3,641	$(694)	$9,157	$12,107

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

The Company’s broad portfolio of technology and products address the following key end markets: Cloud, Client and Consumer. The Company also generates immaterial license and royalty revenue from its extensive intellectual property portfolio, which is included in each of these three end market categories.

The accounting policies followed by the Company are set forth in Part II, Item 8, Note 1, Organization and Basis of Presentation, of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10‑K for the year ended June 30, 2023. In the opinion of management, all adjustments necessary to fairly state the Condensed Consolidated Financial Statements have been made. All such adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in the Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10‑K for the year ended June 30, 2023. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

Fiscal Year

The Company’s fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every five to six years, the Company reports a 53-week fiscal year to align the fiscal year with the foregoing policy. Fiscal year 2024, which will end on June 28, 2024, and fiscal year 2023, which ended June 30, 2023, are each comprised of 52 weeks, with all quarters presented consisting of 13 weeks.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2.    Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In September 2022, the Financial Accounting Standards Board issued an accounting standards update (“ASU”) No. 2022-04, “Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations”, which requires annual and interim disclosures for entities that use supplier finance programs in connection with the purchase of goods and services. The ASU requires the Company to provide disclosure of outstanding obligations to such suppliers for all balance sheet dates presented beginning with the Company’s first quarter of 2024 and to provide certain rollforward information related to those obligations beginning in the Company’s first fiscal quarter of 2025. The ASU does not affect the recognition, measurement, or financial statement presentation of supplier finance program obligations. The Company adopted the guidance on the first day of fiscal year 2024, except for the rollforward information, which the Company is compiling and intends to provide beginning in fiscal year 2025. See Note 15, Supplier Finance Program, of the Notes to the Condensed Consolidated Financial Statements for information regarding the supplier finance program.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3.    Business Segments, Geographic Information, and Concentrations of Risk

The following table summarizes the operating performance of the Company’s reportable segments:

	Three Months Ended
	September 29, 2023	September 30, 2022
	$ in millions
Net revenue:
Flash	$1,556	$1,722
HDD	1,194	2,014
Total net revenue	$2,750	$3,736
Gross profit:
Flash	$(161)	$422
HDD	273	574
Total gross profit for segments	112	996
Unallocated corporate items:
Stock-based compensation expense	(13)	(14)
Amortization of acquired intangible assets	—	(1)
Total unallocated corporate items	(13)	(15)
Consolidated gross profit	$99	$981
Gross margin:
Flash	(10.3)%	24.5%
HDD	22.9%	28.5%
Consolidated gross margin	3.6%	26.3%

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company’s disaggregated revenue information is as follows:

	Three Months Ended
	September 29, 2023	September 30, 2022
	(in millions)
Revenue by End Market
Cloud	$872	$1,829
Client	1,147	1,229
Consumer	731	678
Total Revenue	$2,750	$3,736

Revenue by Geography
Asia	$1,551	$1,686
Americas	662	1,423
Europe, Middle East and Africa	537	627
Total Revenue	$2,750	$3,736

The Company’s top 10 customers accounted for 44% and 52% of its net revenue for the three months ended September 29, 2023 and September 30, 2022, respectively. For the three months ended September 29, 2023 and September 30, 2022, no single customer accounted for 10% or more of the Company’s net revenue.

Goodwill

Goodwill is not amortized. Instead, it is tested for impairment annually as of the beginning of the Company’s fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Management performed a goodwill impairment assessment for each segment and concluded there were no impairment indicators as of either the beginning or end of the three months ended September 29, 2023. The following table provides a summary of goodwill activity for the period:

	Flash	HDD	Total
	(in millions)
Balance at June 30, 2023	$5,716	$4,321	$10,037
Foreign currency translation adjustment	(1)	(1)	(2)
Balance at September 29, 2023	$5,715	$4,320	$10,035

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4.    Supplemental Financial Statement Data

Accounts receivable, net

From time to time, in connection with factoring agreements, the Company sells trade accounts receivable without recourse to third-party purchasers in exchange for cash. During the three months ended September 29, 2023 and September 30, 2022, the Company sold trade accounts receivable aggregating $150 million and $291 million, respectively. The discounts on the trade accounts receivable sold were not material and were recorded within Other income (expense), net in the Condensed Consolidated Statements of Operations. As of both September 29, 2023 and June 30, 2023, the amount of factored receivables that remained outstanding was $150 million.

Inventories

	September 29, 2023	June 30, 2023
	(in millions)
Inventories:
Raw materials and component parts	$1,975	$2,096
Work-in-process	925	979
Finished goods	597	623
Total inventories	$3,497	$3,698

Property, plant and equipment, net

	September 29, 2023	June 30, 2023
	(in millions)
Property, plant and equipment:
Land	$235	$269
Buildings and improvements	1,842	1,955
Machinery and equipment	8,691	8,704
Computer equipment and software	473	470
Furniture and fixtures	55	54
Construction-in-process	729	798
Property, plant and equipment, gross	12,025	12,250
Accumulated depreciation	(8,654)	(8,630)
Property, plant and equipment, net	$3,371	$3,620

Other Intangible assets, net

As part of prior acquisitions, the Company recorded at the time of the acquisition acquired in-process research and development (“IPR&D”) for projects in progress that had not yet reached technological feasibility. IPR&D is initially accounted for as an indefinite-lived intangible asset. Once a project reaches technological feasibility, the Company reclassifies the balance to existing technology and begins to amortize the intangible asset over its estimated useful life. As of both September 29, 2023, and June 30, 2023, IPR&D included in intangible assets, net was $80 million. As of both September 29, 2023 and June 30, 2023, all other intangible assets were fully amortized.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Product warranty liability

Changes in the warranty accrual were as follows:

	Three Months Ended
	September 29, 2023	September 30, 2022
	(in millions)
Warranty accrual, beginning of period	$244	$345
Charges to operations	22	32
Utilization	(43)	(34)
Changes in estimate related to pre-existing warranties	(5)	(3)
Warranty accrual, end of period	$218	$340

The current portion of the warranty accrual is classified in Accrued expenses and the long-term portion is classified in Other liabilities as noted below:

	September 29, 2023	June 30, 2023
	(in millions)
Warranty accrual:
Current portion (included in Accrued expenses)	$61	$97
Long-term portion (included in Other liabilities)	157	147
Total warranty accrual	$218	$244

Other liabilities

	September 29, 2023	June 30, 2023
	(in millions)
Other liabilities:
Non-current net tax payable	$199	$464
Non-current portion of unrecognized tax benefits	497	408
Other non-current liabilities	702	543
Total other liabilities	$1,398	$1,415

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accumulated other comprehensive loss

Accumulated other comprehensive loss (“AOCL”), net of tax refers to expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income. The following table illustrates the changes in the balances of each component of AOCL:

	Actuarial Pension Losses	Foreign Currency Translation Adjustment	Unrealized Losses on Derivative Contracts	Total Accumulated Comprehensive Loss
	(in millions)
Balance at June 30, 2023	$(2)	$(357)	$(157)	$(516)
Other comprehensive loss before reclassifications	—	(38)	(101)	(139)
Amounts reclassified from accumulated other comprehensive loss	—	—	43	43
Income tax benefit related to items of other comprehensive loss	—	1	12	13
Net current-period other comprehensive loss	—	(37)	(46)	(83)
Balance at September 29, 2023	$(2)	$(394)	$(203)	$(599)

During the three months ended September 29, 2023, the amounts reclassified out of AOCL were losses related to foreign exchange contracts that were substantially charged to Cost of revenue in the Condensed Consolidated Statements of Operations.

As of September 29, 2023, substantially all existing net losses related to cash flow hedges recorded in AOCL are expected to be reclassified to earnings within the next twelve months. In addition, as of September 29, 2023, the Company did not have any foreign exchange forward contracts with credit-risk-related contingent features.

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

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 29, 2023 and June 30, 2023, and indicate the fair value hierarchy of the valuation techniques utilized to determine such values:

	September 29, 2023
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents - Money market funds	$371	$—	$—	$371
Foreign exchange contracts	—	28	—	28
Total assets at fair value	$371	$28	$—	$399
Liabilities:
Foreign exchange contracts	$—	$226	$—	$226
Total liabilities at fair value	$—	$226	$—	$226

	June 30, 2023
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents - Money market funds	$371	$—	$—	$371
Foreign exchange contracts	—	35	—	35
Total assets at fair value	$371	$35	$—	$406
Liabilities:
Foreign exchange contracts	$—	$192	$—	$192
Total liabilities at fair value	$—	$192	$—	$192

During the periods presented, the Company had no transfers of financial assets and liabilities between levels and there were no changes in valuation techniques or the inputs used in the fair value measurement.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Financial Instruments Not Carried at Fair Value

For financial instruments where the carrying value (which includes principal adjusted for any unamortized issuance costs, and discounts or premiums) differs from fair value (which is based on quoted market prices), the following table represents the related carrying value and fair value for each of the Company’s outstanding financial instruments. Each of the financial instruments presented below was categorized as Level 2 for all periods presented, based on the frequency of trading immediately prior to the end of the first quarter of 2024 and the fourth quarter of 2023, respectively.

	September 29, 2023		June 30, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
1.50% convertible notes due 2024	$1,099	$1,082	$1,099	$1,067
Variable interest rate Delayed Draw Term Loan due 2024	600	606	—	—
4.75% senior unsecured notes due 2026	2,294	2,194	2,293	2,193
Variable interest rate Term Loan A-2 maturing 2027	2,688	2,678	2,687	2,661
2.85% senior notes due 2029	496	401	496	400
3.10% senior notes due 2032	495	367	495	371
Total	$7,672	$7,328	$7,070	$6,692

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6.    Derivative Instruments and Hedging Activities

As of September 29, 2023, the Company had outstanding foreign exchange forward contracts that were designated as either cash flow hedges or non-designated hedges. Substantially all of the contract maturity dates of these foreign exchange forward contracts do not exceed 12 months. As of September 29, 2023, the Company did not have any derivative contracts with credit-risk-related contingent features.

Changes in fair values of the non-designated foreign exchange contracts are recognized in Other income (expense), net and are largely offset by corresponding changes in the fair values of the foreign currency-denominated monetary assets and liabilities. For each of the three months ended September 29, 2023 and September 30, 2022, total net realized and unrealized transaction and foreign exchange contract currency gains and losses were not material to the Company’s Condensed Consolidated Financial Statements.

Unrealized gains or losses on designated cash flow hedges are recognized in AOCL. For more information regarding cash flow hedges, see Note 4, Supplemental Financial Statement Data - Accumulated other comprehensive loss.

Netting Arrangements

Under certain provisions and conditions within agreements with counterparties to the Company’s foreign exchange forward contracts, subject to applicable requirements, the Company has the right of offset associated with the Company’s foreign exchange forward contracts and is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. As of September 29, 2023 and June 30, 2023, the effect of rights of offset was not material and the Company did not offset or net the fair value amounts of derivative instruments in its Condensed Consolidated Balance Sheets.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7.    Debt

Debt consisted of the following:

	September 29, 2023	June 30, 2023
	(in millions)
1.50% convertible notes due 2024	$1,100	$1,100
Variable interest rate Delayed Draw Term Loan due 2024	600	—
4.75% senior unsecured notes due 2026	2,300	2,300
Variable interest rate Term Loan A-2 maturing 2027	2,700	2,700
2.85% senior notes due 2029	500	500
3.10% senior notes due 2032	500	500
Total debt	7,700	7,100
Issuance costs and debt discounts	(28)	(30)
Subtotal	7,672	7,070
Less current portion of long-term debt	(1,850)	(1,213)
Long-term debt	$5,822	$5,857

During the three months ended September 29, 2023, the Company drew $600 million principal amount (the “Delayed Draw Term Loan”) under a loan agreement entered into in January 2023 and amended in June 2023 (the “Delayed Draw Term Loan Agreement”), which allowed the Company to draw a single loan of up to $600 million through August 14, 2023. The Delayed Draw Term Loan will mature on June 28, 2024.

The Delayed Draw Term Loan bears interest, at the Company’s option, at a per annum rate equal to either (x) the Adjusted Term SOFR Rate (as defined in the Delayed Draw Term Loan Agreement) plus an applicable margin varying from 1.750% to 2.625% or (y) a base rate plus an applicable margin varying from 0.750% to 1.625%, in each case depending on the corporate family ratings of the Company from at least two of Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. and Fitch Ratings, Inc. (the “Credit Rating Agencies”). The all-in interest rate for the Delayed Draw Term Loan as of September 29, 2023 was 7.416%.

The Term Loan A-2 Loan bears interest, at the Company’s option, at a per annum rate equal to either (x) the Adjusted Term SOFR (as defined in the loan agreement governing the Term Loan A-2) plus an applicable margin varying from 1.125% to 2.000% or (y) a base rate plus an applicable margin varying from 0.125% to 1.000%, in each case depending on the corporate family ratings of the Company from at least two of the Credit Rating Agencies, with an initial interest rate of Adjusted Term SOFR plus 1.375%. The all-in interest rate for Term Loan A-2 as of September 29, 2023 was 6.807%.

The loan agreements governing the Company’s revolving credit facility, Term Loan A-2 due 2027, and the Delayed Draw Term Loan require the Company to comply with certain financial covenants, consisting of a leverage ratio, a minimum liquidity and a free cash flow requirement. As of September 29, 2023, the Company was in compliance with these financial covenants.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

Obligations and Funded Status

The following table presents the unfunded status of the benefit obligations for the Pension Plans:

	September 29, 2023	June 30, 2023
	(in millions)
Benefit obligation at end of period	$265	$273
Fair value of plan assets at end of period	180	185
Unfunded status	$85	$88

The following table presents the unfunded amounts related to the Pension Plans as recognized on the Company’s Condensed Consolidated Balance Sheets:

	September 29, 2023	June 30, 2023
	(in millions)
Current liabilities	$1	$1
Non-current liabilities	84	87
Net amount recognized	$85	$88

Net periodic benefit costs were not material for the three months ended September 29, 2023.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9.    Related Parties and Related Commitments and Contingencies

Flash Ventures

The Company’s business ventures with Kioxia Corporation (“Kioxia”) consist of three separate legal entities: Flash Partners Ltd. (“Flash Partners”), Flash Alliance Ltd. (“Flash Alliance”), and Flash Forward Ltd. (“Flash Forward”), collectively referred to as “Flash Ventures”.

The following table presents the notes receivable from, and equity investments in, Flash Ventures:

	September 29, 2023	June 30, 2023
	(in millions)
Notes receivable, Flash Partners	$21	$37
Notes receivable, Flash Alliance	35	48
Notes receivable, Flash Forward	699	709
Investment in Flash Partners	155	160
Investment in Flash Alliance	227	234
Investment in Flash Forward	108	109
Total notes receivable and investments in Flash Ventures	$1,245	$1,297

During the three months ended September 29, 2023 and September 30, 2022, the Company made net payments to Flash Ventures of $0.9 billion and $1.0 billion, respectively, for purchased flash-based memory wafers and net loans.

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

As of September 29, 2023 and June 30, 2023, the Company had accounts payable balances due to Flash Ventures of $277 million and $292 million, respectively.

The Company’s maximum reasonably estimable loss exposure (excluding lost profits) as a result of its involvement with Flash Ventures, based upon the Japanese yen to U.S. dollar exchange rate at September 29, 2023, is presented below. Investments in Flash Ventures are denominated in Japanese yen, and the maximum estimable loss exposure excludes any cumulative translation adjustment due to revaluation from the Japanese yen to the U.S. dollar.

September 29, 2023
(in millions)
Notes receivable	$755
Equity investments	490
Operating lease guarantees	1,590
Inventory and prepayments	1,047
Maximum estimable loss exposure	$3,882

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

Flash Ventures has historically operated near 100% of its manufacturing capacity. During 2023 and the three months ended September 29, 2023, as a result of flash market conditions, the Company temporarily reduced its utilization of its share of Flash Ventures’ manufacturing capacity to an abnormally low level to more closely align the Company’s flash-based wafer supply with projected demand. During the three months ended September 29, 2023, the Company incurred costs of $141 million associated with the reduction in utilization related to Flash Ventures, which was recorded as a charge to Cost of revenue. No such charges were incurred during the three months ended September 30, 2022.

The Company has facility agreements with Kioxia related to the construction and operation of Kioxia’s “K1” 300-millimeter wafer fabrication facility in Kitakami, Japan and a wafer fabrication facility in Yokkaichi, Japan, referred to as “Y7”. In connection with the start-up of these facilities, the Company has made prepayments toward future building depreciation. As of September 29, 2023, such prepayments aggregated $539 million and will be credited against future wafer charges.

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

The following table presents the Company’s portion of the remaining guarantee obligations under the Flash Ventures’ lease facilities in both Japanese yen and U.S. dollar-equivalent, based upon the Japanese yen to U.S. dollar exchange rate as of September 29, 2023.

	Lease Amounts
	(Japanese yen, in billions)	(U.S. dollar, in millions)
Total guarantee obligations	¥237	$1,590

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the end of the term of the Flash Ventures lease agreements, in annual installments as of September 29, 2023 in U.S. dollars, based upon the Japanese yen to U.S. dollar exchange rate as of September 29, 2023:

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
	(in millions)
Remaining nine months of 2024	$340	$70	$410
2025	273	80	353
2026	324	121	445
2027	128	102	230
2028	37	99	136
2029	1	15	16
Total guarantee obligations	$1,103	$487	$1,590

The Company and Kioxia have agreed to mutually contribute to, and indemnify each other and Flash Ventures for, environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances. The Company has not made any indemnification payments, nor recorded any indemnification receivables, under any such agreements. As of September 29, 2023, no amounts had been accrued in the Condensed Consolidated Financial Statements with respect to these indemnification agreements.

Unis Venture

The Company has a joint venture with Unisplendour Corporation Limited and Unissoft (Wuxi) Group Co. Ltd. (“Unis”), referred to as the “Unis Venture”, to market and sell the Company’s products in China and to develop data storage systems for the Chinese market in the future. The Unis Venture is 49% owned by the Company and 51% owned by Unis. The Company accounts for its investment in the Unis Venture under the equity method of accounting. Revenue on products distributed by the Unis Venture is recognized upon sell through to third-party customers. For the three months ended September 29, 2023 and September 30, 2022, the Company recognized approximately 6% and 3% of its consolidated revenue on products distributed by the Unis Venture, respectively. The outstanding accounts receivable due from the Unis Venture were 7% and 8% of Accounts receivable, net as of September 29, 2023 and June 30, 2023, respectively.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10.    Leases and Other Commitments

Leases

The Company leases certain domestic and international facilities and data center space under long-term, non-cancelable operating leases that expire at various dates through 2039. These leases include no material variable or contingent lease payments. Operating lease assets and liabilities are recognized based on the present value of the remaining lease payments discounted using the Company’s incremental borrowing rate. Operating lease assets also include prepaid lease payments minus any lease incentives. Extension or termination options present in the Company’s lease agreements are included in determining the right-of-use asset and lease liability when it is reasonably certain the Company will exercise those options. Lease expense is recognized on a straight-line basis over the lease term.

The following table summarizes supplemental balance sheet information related to operating leases as of September 29, 2023:

Lease Amounts
($ in millions)
Minimum lease payments by year:
Remaining nine months of 2024	$49
2025	63
2026	65
2027	58
2028	51
Thereafter	329
Total future minimum lease payments	615
Less: Imputed interest	175
Present value of lease liabilities	440
Less: Current portion (included in Accrued expenses)	44
Long-term operating lease liabilities (included in Other liabilities )	$396

Operating lease right-of-use assets (included in Other non-current assets)	$419

Weighted average remaining lease term in years	10.5
Weighted average discount rate	6.0%

The following table summarizes supplemental disclosures of operating cost and cash flow information related to operating leases:

	Three Months Ended
	September 29, 2023	September 30, 2022
	(in millions)
Cost of operating leases	$14	$14
Cash paid for operating leases	15	14
Operating lease assets obtained in exchange for operating lease liabilities	168	4

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Sale-Leaseback

In September 2023, the Company completed a sale and leaseback of its facility in Milpitas, California. The Company received net proceeds of $191 million in cash and recorded a gain of $85 million on the sale. In connection with the sale, the Company agreed to lease back the facility at an annual lease rate of $16 million for the first year, increasing by 3% per year thereafter through January 1, 2039. The lease includes three 5-year renewal options and one 4-year renewal option for the ability to extend through December 2057. The supplemental balance sheet information and supplemental disclosures of operating cost and cash flow information related to the lease are included in the tables above.

Purchase Agreements and Other Commitments

In the normal course of business, the Company enters into purchase orders with suppliers for the purchase of components used to manufacture its products. These purchase orders generally cover forecasted component supplies needed for production during the next quarter, are recorded as a liability upon receipt of the components, and generally may be changed or canceled at any time prior to shipment of the components. The Company also enters into long-term agreements with suppliers that contain fixed future commitments, which are contingent on certain conditions such as performance, quality and technology of the vendor’s components. As of September 29, 2023, the Company had the following minimum long-term commitments:

Long-Term Commitments
(in millions)
Year:
Remaining nine months of 2024	$215
2025	267
2026	75
2027	52
2028	20
Thereafter	130
Total	$759

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 11.     Shareholders’ Equity and Convertible Preferred Stock

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

	Three Months Ended
	September 29, 2023	September 30, 2022
	(in millions)
RSUs and PSUs	$65	$75
ESPP	12	11
Total	$77	$86

	Three Months Ended
	September 29, 2023	September 30, 2022
	(in millions)
Cost of revenue	$13	$14
Research and development	34	39
Selling, general and administrative	30	33
Subtotal	77	86
Tax benefit	(10)	(13)
Total	$67	$73

Any shortfalls or excess windfall tax benefits and tax deficiencies for shortfalls related to the vesting and exercise of stock-based awards, which are recognized as a component of the Company’s Income tax expense, were not material for the periods presented.

Compensation cost related to unvested RSUs, PSUs, and rights to purchase shares of common stock under the ESPP will generally be amortized on a straight-line basis over the remaining average service period. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of September 29, 2023:

	Unamortized Compensation Costs	Weighted Average Service Period
	(in millions)	(years)
RSUs and PSUs (1)	$588	2.8
ESPP	55	1.2
Total unamortized compensation cost	$643

(1)    Weighted average service period assumes the performance conditions are met for the PSUs.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Plan Activities

Stock Options

The following table summarizes stock option activity under the Company’s incentive plans. As of September 29, 2023, there were no remaining outstanding options.

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life
	(in millions)		(in years)
Options outstanding at June 30, 2023	0.3	$44.95	0.10
Canceled or expired	(0.3)	44.95
Options outstanding at September 29, 2023	—	$—

RSUs and PSUs

The following table summarizes RSU and PSU activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value at Vest Date
	(in millions)		(in millions)
RSUs and PSUs outstanding at June 30, 2023	13.8	$46.56
Granted	5.5	37.87
Vested	(3.3)	47.00	$147
Forfeited	(0.9)	46.86
RSUs and PSUs outstanding at September 29, 2023	15.1	$43.85

RSUs and PSUs are generally settled in an equal number of shares of the Company’s common stock at the time of vesting of the units.

Convertible Preferred Stock

On January 31, 2023, the Board of Directors of the Company authorized the designation of 900,000 shares of Series A Convertible Perpetual Preferred Stock, par value $0.01 per share (the “Preferred Shares”), from the Company’s existing five million authorized but unissued shares of preferred stock and issued the Preferred Shares through a private placement for an aggregate purchase price of $900 million, less issuance costs of $24 million. The Preferred Shares accrue a cumulative preferred dividend at an annual rate of 6.25% per annum (increasing to 7.25% per annum on January 31, 2030 and to 8.25% per annum on January 31, 2033) compounded on a quarterly basis. The Preferred Shares also participate in any dividends declared for common shareholders on an as-converted equivalent basis. No dividends have been declared or paid since the issuance of the Preferred Shares. As of September 29, 2023 and June 30, 2023, unpaid and cumulative dividends payable with respect to the Preferred Shares were $39 million and $24 million, respectively.

The Preferred Shares outstanding would have been convertible, if otherwise permitted, into approximately 20 million shares of common stock on September 29, 2023 and June 30, 2023 and as of September 29, 2023 and June 30, 2023, the total aggregate liquidation preference was $939 million and $924 million, respectively.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which contained significant law changes related to tax, climate, energy, and health care. The tax measures include, among other things, a corporate alternative minimum tax (“CAMT”) of 15% on corporations with three-year average annual adjusted financial statement income (“AFSI”) exceeding $1.0 billion. The corporate alternative minimum tax is effective for the Company beginning with fiscal year 2024. The Company is not subject to the CAMT of 15% for fiscal year 2024 as its average annual AFSI did not exceed $1.0 billion for the preceding three-year period.

The following table presents the Company’s Income tax expense and the effective tax rate:

	Three Months Ended
	September 29, 2023	September 30, 2022
	($ in millions)
Income (loss) before taxes	$(682)	$84
Income tax expense	3	57
Effective tax rate	—%	68%

Beginning in 2023, the 2017 Act requires the Company to capitalize and amortize R&D expenses rather than expensing them in the year incurred. The tax effects related to the capitalization of R&D expenses are included in the effective tax rate for the three months ended September 29, 2023, but did not have a material impact on the Company’s effective tax rate.

The primary drivers of the difference between the effective tax rate for the three months ended September 29, 2023 and the U.S. Federal statutory rate of 21% are the relative mix of earnings and losses by jurisdiction, the deduction for foreign-derived intangible income, credits, and tax holidays in Malaysia, the Philippines and Thailand that will expire at various dates during years 2024 through 2031. In addition, the effective tax rate for the three months ended September 29, 2023 includes the discrete effect of a net decrease of $30 million to the liability for unrecognized tax benefits, which includes interest and offsetting tax benefits, as a result of adjustments to align with IRS calculations.

The primary drivers of the difference between the effective tax rate for three months ended September 30, 2022 and the U.S. Federal statutory rate of 21% are the relative mix of earnings and losses by jurisdiction, the deduction for foreign-derived intangible income, credits, and tax holidays in Malaysia, the Philippines and Thailand.

Uncertain Tax Positions

With the exception of certain unrecognized tax benefits that are directly associated with the tax position taken, unrecognized tax benefits are presented gross in the Condensed Consolidated Balance Sheets.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits excluding accrued interest and penalties for the three months ended September 29, 2023 (in millions):

Accrual balance at June 30, 2023	$1,021
Gross increases related to current year tax positions	2
Gross increases related to prior year tax positions	17
Gross decreases related to prior year tax positions	(3)
Settlements	(363)
Lapse of statute of limitations	(2)
Accrual balance at September 29, 2023	$672

In addition to the amounts noted above, interest and penalties related to unrecognized tax benefits are recognized in liabilities recorded for uncertain tax positions and are recorded in the provision for income taxes. Accrued interest and penalties included in the Company’s liability related to unrecognized tax benefits as of September 29, 2023 were $157 million. Of the aggregate unrecognized tax benefits, including interest and penalties, as of September 29, 2023, approximately $663 million could result in potential cash payments and the Company believes it is reasonably likely that payments of approximately $183 million may be made within the next twelve months and has classified that portion of these unrecognized tax benefits, including interest, in Income taxes payable on the Consolidated Balance Sheets as of September 29, 2023. The remaining payables related to unrecognized tax benefits are included in Other liabilities on the Condensed Consolidated Balance Sheets as of September 29, 2023.

The Company reached a final agreement with the IRS regarding notices of deficiency with respect to years 2008 through 2012 and tentatively reached a basis for resolving the notices of proposed adjustments with respect to years 2013 through 2015. As of September 29, 2023, the Company has recognized a liability for tax and interest of $183 million related to all years from 2008 through 2015. The change in this liability from the prior quarter liability of $753 million was the result of a payment of $363 million for tax and $160 million for interest with respect to years 2008 through 2012 as well as adjustments to align with IRS calculations. The Company expects to pay any remaining balance with respect to this matter within the next twelve months.

In connection with settlements for the years 2008 through 2015, the Company expects to realize reductions to its mandatory deemed repatriation tax obligations and tax savings from interest deductions in future years aggregating to approximately $168 million. Of this amount, $34 million of the interest savings from the interest paid with respect to years 2008 through 2012 is classified as a deferred tax asset due to interest expense limitation rules.

The Company believes that adequate provision has been made for any adjustments that may result from any other tax examinations. However, the outcome of such tax examinations cannot be predicted with certainty. If any issues addressed in the Company’s tax examinations are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of September 29, 2023, with the exception of the IRS matter discussed above, it was not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of the Company’s liability for unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of the Company’s tax returns.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 13.    Net Income (Loss) Per Common Share

The following table presents the computation of basic and diluted income (loss) per common share:

	Three Months Ended
	September 29, 2023	September 30, 2022
	(in millions, except per share data)
Net income (loss)	$(685)	$27
Less: cumulative dividends on Preferred Stock	15	—
Net income (loss) attributable to common shareholders	$(700)	$27
Weighted average shares outstanding:
Basic	323	316
Employee stock options, RSUs, PSUs, and ESPP	—	3
Diluted	323	319
Net income (loss) per common share
Basic	$(2.17)	$0.09
Diluted	$(2.17)	$0.08
Anti-dilutive potential common shares excluded	15	8

Basic net income (loss) per share attributable to common shareholders is computed using (i) net income (loss) less (ii) dividends paid to holders of Preferred Shares less (iii) net income (loss) attributable to participating securities divided by (iv) weighted average basic shares outstanding. Diluted net income or loss per share attributable to common shareholders is computed as (i) basic net income (loss) attributable to common shareholders plus (ii) diluted adjustments to income allocable to participating securities divided by (iii) weighted average diluted shares outstanding. The "if-converted" method is used to determine the dilutive impact for the 1.50% convertible notes and the Preferred Shares. The treasury stock method is used to determine the dilutive impact of unvested restricted stock.

Potentially dilutive common shares include dilutive outstanding employee stock options, RSUs and PSUs, rights to purchase shares of common stock under the Company’s ESPP, shares issuable in connection with the 1.50% convertible notes due 2024, and the Preferred Shares. For the three months ended September 29, 2023, the Company recorded a net loss and all shares subject to outstanding equity awards were excluded from the calculation of diluted shares for those periods because their impact would have been anti-dilutive. For the three months ended September 30, 2022, the Company excluded common shares subject to certain outstanding equity awards from the calculation of diluted shares because their impact would have been anti-dilutive based on the Company’s average stock price during the period.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 14.    Employee Termination, Asset Impairment, and Other

Business Realignment

The Company periodically incurs charges as part of the integration process of recent acquisitions and to realign its operations with anticipated market demand, primarily consisting of organization rationalization designed to streamline its business, reduce its cost structure and focus its resources. In this regard, in the three months ended September 29, 2023, the Company reassessed existing capacity development plans and made a decision to cancel certain projects to expand capacity in its Penang, Malaysia facility, resulting in the impairment of existing construction in progress and the recognition of a liability for certain contract termination costs. The Company has also taken actions to reduce the amount of capital invested in facilities, including the sale-leaseback of its facility in Milpitas, California in September 2023. The Company recorded the following net charges related to these actions for the periods noted below:

	Three Months Ended
	September 29, 2023	September 30, 2022
	(in millions)
Employee termination benefits	$19	$24
Contract termination and other	29	—
Asset impairments	94	—
Gain on sale-leaseback of facility	(85)	—
Total employee termination, asset impairment, and other	$57	$24

The following table presents an analysis of the components of these activities against the reserve during the three months ended September 29, 2023:

	Employee Termination Benefits	Contract Termination and Other	Total
	(in millions)
Accrual balance at June 30, 2023	$31	$5	$36
Charges	19	29	48
Cash payments	(45)	—	(45)
Accrual balance at September 29, 2023	$5	$34	$39

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 15.    Supplier Finance Program

The Company maintains a voluntary supplier finance program that provides participating suppliers with enhanced receivable options. The program allows participating suppliers of the Company, at their sole discretion and cost, to sell their receivables due from the Company to a third-party financial institution and receive early payment at terms negotiated between the supplier and the third-party financial institution. The Company’s vendor payment terms and amounts are not impacted by a supplier’s decision to participate in this program.

The Company’s current payment terms with its suppliers under these programs generally range from 60 to 90 days and payment terms that the Company negotiates with its suppliers are not impacted by whether a supplier participates in the program. The Company does not provide any guarantees to any third parties and no assets are pledged in connection with the arrangements.

The Company’s outstanding payment obligations to vendors eligible to participate under its supplier finance program were $39 million and $38 million as of September 29, 2023 and June 30, 2023, respectively, and are included within Accounts payable on the Company’s Condensed Consolidated Balance Sheets.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 16.    Legal Proceedings

Tax

For disclosures regarding the status of statutory notices of deficiency issued by the IRS with regard to tax years 2008 through 2015, see Note 12, Income Tax Expense.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 17.    Subsequent Events

Separation of Business Units

On October 30, 2023, the Company announced that its Board of Directors authorized management to pursue a plan to separate its HDD and Flash business units into two independent public companies. The completion of the separation is subject to certain conditions, including final approval by its Board of Directors. The Company is targeting to complete the separation of the business units in the second half of calendar year 2024.

Convertible Notes and Related Capped Call Transactions

On November 3, 2023, the Company issued $1.60 billion aggregate principal amount of convertible senior notes which bear interest at an annual rate of 3.00% and mature on November 15, 2028, unless earlier repurchased, redeemed or converted (the “2028 Convertible Notes”). The 2028 Convertible Notes are jointly and severally guaranteed by each of the Company’s wholly-owned subsidiaries that guarantees the 2026 Notes (currently, Western Digital Technologies, Inc.).

The 2028 Convertible Notes are convertible at an initial conversion price of approximately $52.20 per share of common stock. Prior to August 15, 2028, the 2028 Convertible Notes are convertible only upon the occurrence of certain events and during certain periods. Upon any conversion of the 2028 Convertible Notes, the Company will pay cash up to the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination thereof, at the Company’s election, in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of the notes being converted.

In connection with the debt issuance, the Company used approximately $155 million of the net proceeds of the 2028 Convertible Notes offering to pay the cost of entering into capped call contracts with a cap price of approximately $70.26 per share to hedge the potential dilution impact of the notes’ conversion feature.

Contemporaneously with the issuance of the 2028 Convertible Notes, the Company entered into individually negotiated transactions with certain holders of the Company’s existing 2024 Convertible Notes to repurchase approximately $508 million aggregate principal amount of such notes at an immaterial discount.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws, and should be read in conjunction with the disclosures we make concerning risks and other factors that may affect our business and operating results. You should read this information in conjunction with the unaudited Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited Consolidated Financial Statements and notes thereto included in Part II, Item 8 of our Annual Report on Form 10‑K for the fiscal year ended June 30, 2023. See also “Forward-Looking Statements” immediately prior to Part I, Item 1 in this Quarterly Report on Form 10-Q.

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

Our fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every five to six years, we report a 53-week fiscal year to align the fiscal year with the foregoing policy. Fiscal year 2024, which will end on June 28, 2024, and fiscal year 2023, which ended June 30, 2023, are each comprised of 52 weeks, with all quarters presented consisting of 13 weeks.

Key Developments

Separation of Business Units

On October 30, 2023, we announced that our Board of Directors had completed its strategic review of our business and, after evaluating a comprehensive range of alternatives, authorized us to pursue a plan to separate our HDD and Flash business units to create two independent, public companies. We believe the separation will better position each business unit to execute innovative technology and product development, capitalize on unique growth opportunities, extend respective leadership positions, and operate more efficiently with distinct capital structures. The completion of the planned separation is subject to certain conditions, including final approval by our Board of Directors. We are targeting to complete the separation of the businesses in the second half of calendar year 2024.

Financing Activities

In August 2023, we drew $600 million principal amount (the “Delayed Draw Term Loan”) under a loan agreement we entered into in January 2023 and amended in June 2023 (the “Delayed Draw Term Loan Agreement”), which allowed us to draw a single loan of up to $600 million through August 14, 2023. Proceeds from this loan were primarily used for payments on tax liability to the IRS for the years 2008 through 2012. Borrowings on this loan will mature on June 28, 2024.

On November 3, 2023, we issued $1.60 billion aggregate principal amount of convertible senior notes which bear interest at an annual rate of 3.00% and mature on November 15, 2028, unless earlier repurchased, redeemed or converted (the “2028 Convertible Notes”). We received net proceeds of approximately $1.56 billion after issuance costs. Contemporaneously with the issuance of the 2028 Convertible Notes, we entered into individually negotiated transactions with certain holders of our existing 1.50% convertible senior notes due 2024 (the “2024 Convertible Notes”), which mature on February 1, 2024, to repurchase approximately $508 million aggregate principal amount of such notes at an immaterial discount using net proceeds from the offering of the 2028 Convertible Notes. In connection with the issuance of the 2028 Convertible Notes, we also used approximately $155 million of the net proceeds from the offering to pay the cost of entering into capped call contracts with a cap price of approximately $70.26 to hedge the potential dilution impact of the conversion feature. The remaining net proceeds from the offering of the 2028 Convertible Notes will be used primarily to settle the remaining 2024 Convertible Notes.

Additional information regarding our indebtedness, including the principal repayment terms, interest rates, covenants and other key terms of our outstanding indebtedness, and additional information on the terms of our convertible preferred shares and the 2028 Convertible Notes is included in Part II, Item 8, Note 8, Debt, and Note 13, Shareholders’ Equity and Convertible Preferred Stock, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 and Note 17, Subsequent Events, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Sale-Leaseback

In September 2023, we completed a sale and leaseback of our facility in Milpitas, California. We received net proceeds of $191 million in cash and recorded a gain of $85 million on the sale. We are leasing back the facility at an annual lease rate of $16 million for the first year, increasing by 3% per year thereafter through January 1, 2039. The lease includes three 5-year renewal options and one 4-year renewal option for the ability to extend through December 2057.

Asset Impairment and Contract Termination Costs

During the three months ended September 29, 2023, we reassessed our existing capacity development plans and made a decision to cancel certain projects to expand capacity in our Penang, Malaysia facility, resulting in a $94 million impairment of existing construction in progress and recognition of a $29 million liability for certain contract termination costs.

Tax Resolution

As previously disclosed, we reached a final agreement with the IRS and received notices of deficiency with respect to years 2008 through 2012 and have tentatively reached a basis for resolving the notices of proposed adjustments with respect to years 2013 through 2015. During the three months ended September 29, 2023, we made payments aggregating $523 million for tax and interest with respect to years 2008 through 2012 and have a remaining liability of $183 million as of September 29, 2023 related to all years from 2008 through 2015. We expect to pay any remaining balance with respect to this matter within the next twelve months. Additional information regarding these settlements and our assessment of the potential tax and interest payments we expect to pay in connection with the settlements is provided in our discussion of Income tax expense in our results of operations below, as well as in Part I, Item 1, Note 12, Income Tax Expense, of the Notes to the Condensed Consolidated Financial Statements, and in the “Short- and Long-term Liquidity - Unrecognized Tax Benefits” section below.

Operational Update

Macroeconomic factors such as inflation, higher interest rates and recession concerns have softened demand for our products, with certain customers reducing purchases as they adjust their production levels and right-size their inventories. As a result, we and our industry have been experiencing a supply-demand imbalance, which has resulted in reduced shipments and negatively impacted pricing, particularly in Flash. While the supply-demand imbalance has recently started to show signs of stabilization, particularly in Client and Consumer, we continue to face a dynamic market environment. To adapt to these conditions, we have scaled back on capital expenditures, consolidated production lines and reduced production bit growth since the beginning of 2023 in order to better align with market demand and have also implemented measures to reduce operating expenses. These actions have resulted in incremental charges for employee termination, asset impairment and other, and manufacturing underutilization charges in Flash and HDD, and are expected to continue to negatively impact near-term results. Notwithstanding the current supply-demand imbalance, we believe digital transformation will continue to drive long-term growth for data storage in both Flash and HDD and believe that the actions we are taking will position us to capitalize on market conditions when they improve to address long-term growth opportunities in data storage across all our end markets.

We will continue to actively monitor developments impacting our business and may take additional responsive actions that we determine to be in the best interest of our business and stakeholders.

See Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended June 30, 2023 for more information regarding the risks we face as a result of macroeconomic conditions and supply chain disruptions.

Results of Operations

First Quarter Overview

The following table sets forth, for the periods presented, selected summary information from our Condensed Consolidated Statements of Operations by dollars and percentage of net revenue(1):

	Three Months Ended
	September 29, 2023		September 30, 2022		$ Change	% Change
	$ in millions
Revenue, net	$2,750	100.0%	$3,736	100.0%	$(986)	(26)%
Cost of revenue	2,651	96.4	2,755	73.7	(104)	(4)
Gross profit	99	3.6	981	26.3	(882)	(90)
Operating expenses:
Research and development	431	15.7	552	14.8	(121)	(22)
Selling, general and administrative	207	7.5	247	6.6	(40)	(16)
Employee termination, asset impairment, and other	57	2.1	24	0.6	33	138
Total operating expenses	695	25.3	823	22.0	(128)	(16)
Operating income (loss)	(596)	(21.7)	158	4.2	(754)	(477)
Interest and other income (expense):
Interest income	8	0.3	2	0.1	6	300
Interest expense	(98)	(3.6)	(70)	(1.9)	(28)	40
Other income (expense), net	4	0.1	(6)	(0.2)	10	(167)
Total interest and other expense, net	(86)	(3.1)	(74)	(2.0)	(12)	16
Income (loss) before taxes	(682)	(24.8)	84	2.2	(766)	(912)
Income tax expense	3	0.1	57	1.5	(54)	(95)
Net income (loss)	(685)	(24.9)	27	0.7	(712)	(26)
Less: cumulative dividends allocated to preferred shareholders	15	0.5	—	—	15
Net income (loss) attributable to common shareholders	$(700)	(25.5)%	$27	0.7%	$(727)	(2,693)%

(1)    Percentages may not total due to rounding.

The following table sets forth, for the periods presented, a summary of our segment information:

	Three Months Ended
	September 29, 2023	September 30, 2022
	$ in millions
Net revenue:
Flash	$1,556	$1,722
HDD	1,194	2,014
Total net revenue	$2,750	$3,736
Gross profit:
Flash	$(161)	$422
HDD	273	574
Unallocated corporate items:
Stock-based compensation expense	(13)	(14)
Amortization of acquired intangible assets	—	(1)
Total unallocated corporate items	(13)	(15)
Consolidated gross profit	$99	$981
Gross margin:
Flash	(10.3)%	24.5%
HDD	22.9%	28.5%
Consolidated gross margin	3.6%	26.3%

The following table sets forth for the periods presented, summary information regarding our disaggregated revenue:

	Three Months Ended
	September 29, 2023	September 30, 2022
	(in millions)
Revenue by End Market
Cloud	$872	$1,829
Client	1,147	1,229
Consumer	731	678
Total Revenue	$2,750	$3,736

Revenue by Geography
Asia	$1,551	$1,686
Americas	662	1,423
Europe, Middle East and Africa	537	627
Total Revenue	$2,750	$3,736

Net Revenue

Comparison of Three Months Ended September 29, 2023 to Three Months Ended September 30, 2022

The decrease in consolidated net revenue for the three months ended September 29, 2023 from the comparable period in the prior year reflected the current supply-demand imbalance and macroeconomic pressures described in “Operational Update” above.

Flash revenue decreased 10% for the three months ended September 29, 2023 from the comparable period in the prior year primarily as a result of a 39% decline in average selling prices per gigabyte caused by the macroeconomic pressures noted previously, partially offset by an increase in exabytes shipped.

HDD revenue decreased 41% for the three months ended September 29, 2023, from the comparable period in the prior year primarily as a result of a 42% decline in exabytes shipped, which was substantially all driven by lower shipments to customers in our Cloud end market.

The 52% decrease in Cloud revenue for the three months ended September 29, 2023 from the comparable period in the prior year was substantially all driven by lower volume in HDD and Flash. In Client, the 7% decrease in revenue for the three months ended September 29, 2023 from the comparable period in the prior year primarily reflected approximately 57 percentage points of decline from lower pricing, driven by Flash, which was largely offset by an increase in volume, also in Flash. In Consumer, the 8% increase in revenue for the three months ended September 29, 2023 from the comparable period in the prior year primarily reflected approximately 44 percentage points of increase from higher volume, driven by Flash,which was largely offset by a decline in pricing, also in Flash.

The changes in net revenue by geography for the three months ended September 29, 2023 from the comparable period in the prior year reflected a larger decline in Americas from lower Cloud revenue in this region as our Cloud customers reduced purchases to align with current market demand, as well as routine variations in the mix of business.

Our top 10 customers accounted for 44% of our net revenue for the three months ended September 29, 2023, compared to 52% of our net revenue for the three months ended September 30, 2022. For each of the three months ended September 29, 2023 and September 30, 2022, no single customer accounted for 10% or more of our net revenue.

Consistent with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. These programs represented 20% of gross revenue for the three months ended September 29, 2023, and 19% of gross revenue for the three months ended September 30, 2022. The amounts attributed to our sales incentive and marketing programs generally vary according to several factors including industry conditions, list pricing strategies, seasonal demand, competitor actions, channel mix and overall availability of products. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue.

Gross Profit and Gross Margin

Consolidated gross profit decreased by $882 million for the three months ended September 29, 2023 from the comparable period in the prior year, which primarily reflected the decrease in revenue described above as well as charges of approximately $225 million for manufacturing underutilization and related charges ($142 million in Flash and $83 million in HDD) and a write down of certain Flash inventory to the lower of cost or market value during the three months ended September 29, 2023. Consolidated gross margin decreased 23 percentage points for the three months ended September 29, 2023 from the comparable period in the prior year, with approximately 8 percentage points of the decline due to the net charges noted above and the remainder primarily driven by the lower average selling prices per gigabyte in Flash. Flash gross margin decreased by approximately 35 percentage points year over year, with approximately 9 percentage points of the decline due to the net charges noted above and the remainder driven by the lower average selling prices per gigabyte. HDD gross margin decreased by 6 percentage points year over year, with approximately 6 percentage points of the decline due to the net charges noted above.

Operating Expenses

Research and development (“R&D”) expense decreased $121 million for the three months ended September 29, 2023 from the comparable period in the prior year. The decline was primarily driven by reductions in variable compensation expenses, headcount, and material use as we took actions to reduce expenses in the current environment.

Selling, general and administrative (“SG&A”) expense decreased $40 million for the three months ended September 29, 2023 from the comparable period in the prior year. The decline was primarily driven by reductions in headcount, variable compensation expenses, and a decrease in intangible amortization expense.

Employee termination, asset impairment and other increased $33 million for the three months ended September 29, 2023 from the comparable period in the prior year. The increase was primarily driven by asset impairments caused by project cancellations, partially offset by a gain on the sale-leaseback of our Milpitas, California facility. For information regarding Employee termination, asset impairment and other, see Part I, Item 1, Note 14, Employee Termination, Asset Impairment, and Other of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Interest and Other Income (Expense)

Total interest and other expense, net increased $12 million for the three months ended September 29, 2023 from the comparable period in the prior year, reflecting higher interest expenses resulting from increases in interest rates and the drawdown of our Delayed Draw Term Loan discussed in “Key Developments-Financing Activities” above.

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which contained significant legal changes related to tax, climate, energy, and health care. The tax measures include, among other things, a corporate alternative minimum tax (“CAMT”) of 15% on corporations with three-year average annual adjusted financial statement income (“AFSI”) exceeding $1.0 billion. The CAMT is effective for us beginning with fiscal year 2024. We are not subject to the CAMT of 15% for fiscal year 2024 as our annual average AFSI did not exceed $1.0 billion for the preceding three-year period.

The following table sets forth Income tax information from our Condensed Consolidated Statements of Operations by dollar and effective tax rate:

	Three Months Ended
	September 29, 2023	September 30, 2022
	$ in millions
Income (loss) before taxes	$(682)	$84
Income tax expense	3	57
Effective tax rate	—%	68%

Since the beginning of fiscal year 2023, the 2017 Act has required us to capitalize and amortize R&D expenses rather than expensing them in the year incurred. The tax effects related to the capitalization of R&D expenses are included in the effective tax rate for the three months ended September 29, 2023, but did not have a material impact on our effective tax rate. The primary drivers of the difference between the effective tax rate for the three months ended September 29, 2023 and the U.S. Federal statutory rate of 21% are the relative mix of earnings and losses by jurisdiction, the deduction for foreign-derived intangible income, credits, and tax holidays in Malaysia, the Philippines and Thailand that will expire at various dates during fiscal years 2024 through 2031. In addition, the effective tax rate for the three months ended September 29, 2023 includes the discrete effect of a net decrease of $30 million to the liability for unrecognized tax benefits, which includes interest and offsetting tax benefits, as a result of adjustments to align with IRS calculations.

The primary drivers of the difference between the effective tax rate for the three months ended September 30, 2022 and the U.S. Federal statutory rate of 21% were the relative mix of earnings and losses by jurisdiction, the deduction for foreign derived intangible income, credits, and tax holidays in Malaysia, the Philippines and Thailand.

Our future effective tax rate is subject to future regulatory developments and changes in the mix of our U.S. earnings compared to foreign earnings. The 2017 Act requires us to capitalize and amortize R&D expenses rather than expensing them in the year incurred. As described above, these capitalized expenses are included in our effective tax rate for the three months ended September 29, 2023, but did not have a material impact on the effective tax rate in those periods due to our reduced profitability. Mandatory capitalization of R&D is expected to materially increase our effective tax rate and taxes paid in future periods, if not repealed or otherwise modified. In addition, our total tax expense in future years may also vary as a result of discrete items such as excess tax benefits or deficiencies.

For additional information regarding Income tax expense, see Part I, Item 1, Note 12, Income Tax Expense, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

The following table summarizes our statements of cash flows:

	Three Months Ended
	September 29, 2023	September 30, 2022
	(in millions)
Net cash provided by (used in):
Operating activities	$(626)	$6
Investing activities	84	(224)
Financing activities	554	(50)
Effect of exchange rate changes on cash	(3)	(10)
Net increase (decrease) in cash and cash equivalents	$9	$(278)

We reached a final agreement with the IRS and received notices of deficiency with respect to years 2008 through 2012 and have tentatively reached a basis for resolving the notices of proposed adjustments with respect to years 2013 through 2015. During the three months ended September 29, 2023, the Company made payments of $363 million for tax and $160 million for interest with respect to years 2008 through 2012 and recorded adjustments to align with IRS calculations, resulting in remaining liability of $183 million as of September 29, 2023, related to all years from 2008 through 2015. The Company expects to pay any remaining balance with respect to this matter within the next twelve months.

In connection with settlements for the years 2008 through 2015, we expect to realize reductions to our mandatory deemed repatriation tax obligations and tax savings from interest deductions in future years aggregating to $168 million. Of this amount, $34 million of interest savings from the interest paid with respect to years 2008 through 2012 is classified as a deferred tax asset due to interest expense limitation rules. See Part I, Item 1, Note 12, Income Tax Expense, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further details.

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

As noted previously, we have been scaling back on capital expenditures, consolidating production lines and reducing bit growth to align with market demand. We reduced our expenditures for property, plant and equipment for our company plus our portion of the capital expenditures by our Flash Ventures joint venture with Kioxia for its operations to approximately $1.4 billion in 2023 from approximately $1.5 billion in 2022. After consideration of the Flash Ventures’ lease financing of its capital expenditures and net operating cash flow, we reduced our net cash used for our purchases of property, plant and equipment and net activity in notes receivable relating to Flash Ventures to $793 million in 2023 from $1.2 billion in 2022. We currently expect the capital expenditures for 2024 to be less than 2023.

We believe our Cash and cash equivalents, including the proceeds from the drawdown of the Delayed Draw Term Loan, the net proceeds we received from the sale and leaseback of our Milpitas facility, and the proceeds from the issuance of the 2028 Convertible Notes, each as discussed in “Key Developments” above, and our available revolving credit facility will be sufficient to meet our working capital, debt and capital expenditure needs for at least the next twelve months and for the foreseeable future thereafter, as we navigate the current market downturn before returning to profitable operations and positive cash flows when the market normalizes. We believe we can also access the various debt capital markets to further supplement our liquidity position if necessary. Our ability to sustain our working capital position is subject to a number of risks that we discuss in Part II, Item 1A, Risk Factors, in this Quarterly Report on Form 10-Q and in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended June 30, 2023.

A total of $1.43 billion and $1.28 billion of our Cash and cash equivalents was held by our foreign subsidiaries as of September 29, 2023 and June 30, 2023, respectively. There are no material tax consequences that were not previously accrued for on the repatriation of this cash.

Our cash equivalents are primarily invested in money market funds that invest in U.S. Treasury securities and U.S. Government agency securities. In addition, from time to time, we also invest directly in certificates of deposit, asset-backed securities and corporate and municipal notes and bonds.

Operating Activities

Net cash provided by or used in operating activities primarily consists of net income or loss, adjusted for non-cash charges, plus or minus changes in operating assets and liabilities. Net cash used for changes in operating assets and liabilities was $132 million for the three months ended September 29, 2023, as compared to $329 million for the three months ended September 30, 2022, which largely reflects the reduction in operating assets resulting from the reduction in volume of our business, partially offset by payments made on the IRS matter, as discussed above. Changes in our operating assets and liabilities are largely affected by our working capital requirements, which are dependent on our volume of business and the effective management of our cash conversion cycle as well as timing of payments for taxes. Our cash conversion cycle measures how quickly we can convert our products into cash through sales. The cash conversion cycles were as follows (in days):

	Three Months Ended
	September 29, 2023	September 30, 2022
Days sales outstanding	48	59
Days in inventory	120	128
Days payable outstanding	(54)	(65)
Cash conversion cycle	114	122

Changes in days sales outstanding (“DSO”) are generally due to the timing of shipments. Changes in days in inventory (“DIO”) are generally related to the timing of inventory builds, including staging of inventory to meet expected future demand. Changes in days payable outstanding (“DPO”) are generally related to production volume and the timing of purchases during the period. From time to time, we modify the timing of payments to our vendors. We make modifications primarily to manage our vendor relationships and to manage our cash flows, including our cash balances. Generally, we make payment term modifications through negotiations with our vendors or by granting to, or receiving from, our vendors’ payment term accommodations.

For the three months ended September 29, 2023, DSO decreased by 11 days from the comparable period in the prior year, primarily reflecting the timing of shipments and customer collections. DIO decreased by 8 days from the comparable period in the prior year, primarily reflecting lower production volumes in the current year and an increase in products shipped. DPO decreased by 11 days from the comparable period in the prior year primarily due to reductions in production volume and capital expenditures as well as routine variations in the timing of purchases and payments during the period.

Investing Activities

Net cash provided by investing activities for the three months ended September 29, 2023 primarily consisted of $69 million in proceeds from disposals of assets, which includes the proceeds from our sale-leaseback of our Milpitas, California facility, net of capital expenditures, and $13 million in proceeds from net activity related to Flash Ventures. Net cash used in investing activities for the three months ended September 30, 2022 primarily consisted of $320 million in capital expenditures, net of disposals, partially offset by $99 million in proceeds from activity related to Flash Ventures.

Financing Activities

During the three months ended September 29, 2023, net cash provided by financing activities primarily consisted of $600 million in proceeds from the drawdown of the Delayed Draw Term Loan, partially offset by $43 million used for taxes paid on vested stock awards under employee stock plans. During the three months ended September 30, 2022 cash flows from financing activities primarily consisted of $50 million used for taxes paid on vested stock awards under employee stock plans, while we drew and repaid $300 million under our revolving credit facility within the period.

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

Short- and Long-term Liquidity

Material Cash Requirements

In addition to cash requirements for unrecognized tax benefits and dividend rights with respect to the Series A Preferred Stock discussed below, the following is a summary of our known material cash requirements, including those for capital expenditures, as of September 29, 2023:

	Total	1 Year (Remaining Nine Months of 2024)	2-3 Years (2025-2026)	4-5 Years (2027-2028)	More than 5 Years (Beyond 2028)
	(in millions)
Long-term debt, including current portion(1)	$7,700	$1,813	$2,600	$2,287	$1,000
Interest on debt	1,098	253	629	140	76
Flash Ventures related commitments(2)	3,857	1,301	1,893	642	21
Operating leases	615	49	128	109	329
Purchase obligations and other commitments	759	215	342	72	130
Mandatory deemed repatriation tax	663	199	464	—	—
Total	$14,692	$3,830	$6,056	$3,250	$1,556

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

Dividend rights

On January 31, 2023, we issued an aggregate of 900,000 shares of Series A Preferred Stock for an aggregate purchase price of $900 million. These shares are entitled to cumulative preferred dividends. See Part I, Item 1, Note 11, Shareholders’ Equity and Convertible Preferred Stock, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information regarding the dividend provisions.

Debt

In addition to our existing debt, as of September 29, 2023, we had $2.25 billion available for borrowing under our revolving credit facility until January 2027, subject to customary conditions under the loan agreement. Furthermore, we issued 2028 Convertible Notes as noted in “Key Developments-Financing Activities” above. The agreements governing our credit facilities each include limits on secured indebtedness and certain types of unsecured subsidiary indebtedness and require us and certain of our subsidiaries to provide guarantees and collateral to the extent the conditions providing for such guarantees and collateral are met. Additional information regarding our indebtedness, including information about availability under our revolving credit facility and the principal repayment terms, interest rates, covenants, collateral and other key terms of our outstanding indebtedness, is included in Part II, Item 8, Note 8, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2023 and Note 17, Subsequent Events, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The loan agreements governing our revolving credit facility, our Term Loan A-2 due 2027, and our Delayed Draw Term Loan require us to comply with certain financial covenants, consisting of a leverage ratio, a minimum liquidity and a free cash flow requirement. As of September 29, 2023, we were in compliance with these financial covenants.

Flash Ventures

Flash Ventures sells to and leases back from a consortium of financial institutions a portion of its tools and has entered into equipment lease agreements of which we guarantee half or all of the outstanding obligations under each lease agreement. The leases are subject to customary covenants and cancellation events that relate to Flash Ventures and each of the guarantors. The occurrence of a cancellation event could result in an acceleration of the lease obligations and a call on our guarantees. As of September 29, 2023, we were in compliance with all covenants under these Japanese lease facilities. See Part I, Item 1, Note 9, Related Parties and Related Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding Flash Ventures.

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

Mandatory Deemed Repatriation Tax

The following is a summary of our estimated mandatory deemed repatriation tax obligations that are payable in the following years:

September 29, 2023
(in millions)
Remainder of fiscal 2024	$199
2025	265
2026	199
Total	$663

Unrecognized Tax Benefits

As of September 29, 2023, the liability for unrecognized tax benefits (excluding accrued interest and penalties) was $672 million. Accrued interest and penalties related to unrecognized tax benefits are recognized in liabilities for uncertain tax positions and are recorded in the provision for income taxes. Accrued interest and penalties included in our liability related to unrecognized tax benefits as of September 29, 2023 was $157 million. Of these amounts, approximately $663 million could result in potential cash payments.

As noted above, we reached a final agreement with the IRS regarding notices of deficiency with respect to years 2008 through 2012 and have tentatively reached a basis for resolving the notices of proposed adjustments with respect to years 2013 through 2015. During the three months ended September 29, 2023, we made payments of $363 million for tax and $160 million for interest with respect to years 2008 through 2012 and recorded adjustments to align with IRS calculations, resulting in remaining liability of $183 million as of September 29, 2023 related to all years from 2008 through 2015. We expect to pay any remaining balance with respect to this matter within the next twelve months.

In connection with settlements for the years 2008 through 2015, we expect to realize reductions to our mandatory deemed repatriation tax obligations and tax savings from interest deductions in future years aggregating to approximately $168 million. Of this amount, $34 million of interest savings from the interest paid with respect to years 2008 through 2012 is classified as a deferred tax asset due to interest expense limitation rules.

Mandatory Research and Development Expense Capitalization

Since the beginning of 2023, the 2017 Act has required us to capitalize and amortize R&D expenses rather than expensing them in the year incurred, which is expected to result in materially higher cash tax payments in future periods, if not repealed or otherwise modified.

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

There have been no material changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10‑K for the year ended June 30, 2023. Please refer to Part II, Item 7 of our Annual Report on Form 10‑K for the year ended June 30, 2023 for a discussion of our critical accounting policies and estimates.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Except as disclosed below, there have been no material changes to our market risk during the three months ended September 29, 2023. See Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended June 30, 2023 for further information about our exposure to market risk.

Foreign Currency Risk

We have performed sensitivity analyses as of September 29, 2023 and June 30, 2023 using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our foreign currency derivative contracts used to offset the underlying exposures. The foreign currency exchange rates used in performing the sensitivity analyses were based on market rates in effect at September 29, 2023 and June 30, 2023. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar would result in a foreign exchange fair value loss of $250 million and $285 million at September 29, 2023 and June 30, 2023, respectively.

Interest Rate Risk

We have generally held a balance of fixed and variable rate debt. As of September 29, 2023, our variable rate debt outstanding consists of our Term Loan A-2 and Delayed Draw Term Loan, which are based on various index rates as discussed further in Note 7, Debt, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. As of September 29, 2023, the outstanding balance on our variable rate debt was $3.3 billion and a one percent increase in the variable rate of interest would increase annual interest expense by $33 million.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the first quarter of fiscal year 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 12, Income Tax Expense, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for disclosures regarding the status of statutory notices of deficiency issued by the IRS with regards to tax years 2008 through 2015.

Item 1A.    Risk Factors

We have described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2023 a number of risks and uncertainties that could cause our actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. Except as discussed below, there have been no material changes from these risk factors previously described in our Annual Report on Form 10-K for the year ended June 30, 2023. These risks and uncertainties are not the only risks facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business, financial condition, results of operations or the market price of our common stock.

The proposed separation of our HDD and Flash business units into two independent public companies is subject to various risks and uncertainties and may not be completed in accordance with the expected plans or anticipated timeline, or at all.

On October 30, 2023, we announced that our Board of Directors had completed its review of potential strategic alternatives and had unanimously approved pursuing a plan to separate the Flash business unit from our remaining hard disk drive technology business (the “Separation”). The Separation is intended to be structured in a tax-free manner and is targeted for completion in the second half of the calendar year 2024. No assurance can be given as to whether the Separation will occur, when any such transaction will be approved or when any separation may be completed. Furthermore, while we are exploring the Separation of our Flash business unit, the specific assets, liabilities and entities to be separated have not yet been determined and may change. We may determine to abandon any efforts with respect to the Separation at any time for any reason.

The form or other terms of the Separation may change over time, including with respect to the scope of the businesses to be separated or retained by us. The final determination to separate is subject to Board approval, the execution of definitive documentation, receipt of opinions or rulings as to the tax-free nature of the Separation and satisfaction of customary conditions, including the effectiveness of appropriate filings with the SEC, the completion of audited financial statements and the availability of financing. Additionally, no assurance can be given that the intended tax treatment will be achieved or that shareholders will not incur substantial tax liabilities in connection with the Separation. The failure to satisfy any of these conditions could delay the completion of the Separation for a significant period of time or prevent it from occurring at all.

Various factors, including changes in the competitive conditions of our markets, changes in financial markets and economic conditions, failure to obtain any third party consents that may be required for the Separation, delays in obtaining tax opinions or rulings, material or unanticipated tax liability for our shareholders, us, and/or the Flash business unit, and other challenges in executing the separation of the two businesses, could delay or prevent the completion of the Separation or cause it to occur on terms or conditions that are different or less favorable than expected.

Further, our Board of Directors could decide, either because of a failure of conditions or because of market or other factors, to abandon the separation of our Flash business unit.

Our review of the Separation has and will continue to involve significant time, expense and resources and could disrupt or adversely affect our business.

Executing the Separation of our Flash business unit has and will continue to require significant time and attention from our senior management and employees and may divert their attention from operating and growing our business in ways that could adversely affect our business, financial condition and results of operations. Our employees may also be distracted due to uncertainty about their future roles with the separated companies, and customers or suppliers could delay or defer decisions or may end their relationships with us.

In addition, we have incurred and will continue to incur expenses in connection with our strategic review and the consideration of the Separation and expect that the process of reviewing the Separation and executing the Separation, if any, will be time-consuming and involve significant additional costs and expenses, which may not yield a benefit if the Separation is not completed. If pursued, we will also incur ongoing costs and dis-synergies in connection with, or as a result of, the Separation and related restructuring transactions, including costs of operating as independent, publicly traded companies that the two businesses will no longer be able to share.

Any of the above factors could cause the Separation (or the failure to execute the Separation) to have a material adverse effect on our business, financial condition, results of operations and the trading price of our common stock and/or other securities.

The Separation may not achieve the anticipated benefits and could expose us to new risks, including with respect to our existing indebtedness.

We may not realize any strategic, financial, operational, or other benefits from the Separation of our Flash business unit. We cannot predict with certainty if or when anticipated benefits will occur or the extent to which they will be achieved. If the Separation is completed, our operational and financial profile will change and we will face new risks. If the Separation is completed, we will be a smaller and less-diversified company and may be more vulnerable to changing market conditions. While we believe that the Separation will position each company to better unlock its full standalone long-term potential, we cannot assure you that following the Separation we will be successful. Further, there can be no assurance that the combined value of the shares of the two resulting companies will be equal to or greater than what the value of our common stock would have been had the Separation not occurred.

In addition, following the completion of the Separation or any other disposition of our Flash business unit, we will not be able to rely on the earnings, assets or cash flow of the Flash business unit, and that business will not provide funds to finance our working capital or other cash requirements. As a result, our ability to service our debt may be adversely affected.

We cannot predict the prices at which our common stock may trade after the Separation or the effect of the Separation on the trading prices of our common stock.

The Separation will be subject to conditions including the availability of financing. We have not obtained any financing with respect to the Separation transaction, including any new financing for the remaining business and the terms of any such arrangements may be more burdensome or costly than the terms of our current indebtedness or we may not be able to obtain credit on attractive terms and price. Furthermore, any Separation may cause us to breach covenants in our existing indebtedness if such indebtedness is not repaid or refinanced or a waiver is not obtained prior to the Separation. For example, our credit facilities contain specific restrictions on any disposal of our Flash business unit. In addition, we cannot assure you that a holder of our outstanding senior notes will not argue that the Separation constitutes a change of control and try to require us to repurchase its notes as a result of the Separation.

Item 5.    Other Information

Insider Trading Arrangements

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

10.1	Form of Grant Notice for Performance Stock Unit Award under the Western Digital Corporation 2021 Long-Term Incentive Plan†*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

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
Dated: November 6, 2023