Form 10-Q
period 2023-12-29
WESTERN DIGITAL CORP
filed 2024-02-12
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of the close of business on January 24, 2024, 325,859,745 shares of common stock, par value $0.01 per share, were outstanding.

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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning: expectations regarding our plan to separate our HDD and Flash business units; the global macroeconomic environment; expectations regarding demand trends and market conditions for our products; expectations regarding long-term growth opportunities; expectations regarding our product momentum and product development and technology plans; expectations regarding capital expenditure plans and investments, including relating to our Flash Ventures joint venture with Kioxia Corporation (“Kioxia”), and sources of funding for related expenditures; expectations regarding our effective tax rate and our unrecognized tax benefits; our ability to improve through-cycle profitability; and our beliefs regarding our capital allocation plans and the sufficiency of our available liquidity and access to capital markets to meet our working capital, debt and capital expenditure needs.

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

•volatility in global or regional economic conditions and our responsive actions thereto;
•dependence on a limited number of suppliers or disruptions in our supply chain;
•the outcome, timing and impact of the planned separation of our HDD and Flash business units, including with respect to customer and supplier relationships, contractual restrictions, stock price volatility and the diversion of management’s attention from ongoing business operations and opportunities;
•future responses to and effects of public health crises;
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
•changes to our relationships with key customers;
•our ability to respond to market and other changes in our distribution channel and retail market;
•our level of debt and other financial obligations;
•changes in tax laws or unanticipated tax liabilities;
•fluctuations in currency exchange rates in connection with our international operations;
•risks associated with compliance with changing legal and regulatory requirements and the outcome of legal proceedings;
•risks associated with our goals relating to environmental, social and governance matters, including the company’s ability to meet its GHG emissions reduction and other ESG goals;
•our reliance on intellectual property and other proprietary information; and
•the other risks and uncertainties disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2023 (the “2023 Annual Report on Form 10-K”), as amended, supplemented or superseded in our other reports filed with the Securities and Exchange Commission, including under “Risk Factors” in Item 1A of our subsequent Quarterly Reports on Form 10-Q.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	December 29, 2023	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$2,481	$2,023
Accounts receivable, net	1,523	1,598
Inventories	3,216	3,698
Other current assets	618	567
Total current assets	7,838	7,886
Property, plant and equipment, net	3,315	3,620
Notes receivable and investments in Flash Ventures	1,344	1,410
Goodwill	10,037	10,037
Other intangible assets, net	79	80
Other non-current assets	1,772	1,513
Total assets	$24,385	$24,546
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,504	$1,293
Accounts payable to related parties	251	292
Accrued expenses	1,037	1,288
Income taxes payable	506	999
Accrued compensation	353	349
Current portion of long-term debt	1,042	1,213
Total current liabilities	4,693	5,434
Long-term debt	7,351	5,857
Other liabilities	1,397	1,415
Total liabilities	13,441	12,706
Commitments and contingencies (Notes 9, 10, 12 and 16)
Convertible preferred stock, $0.01 par value; authorized — 5 shares; issued and outstanding — 1 shares; aggregate liquidation preference of $953 and $924, respectively	876	876
Shareholders’ equity:
Common stock, $0.01 par value; authorized — 450 shares; issued and outstanding — 326 shares and 322 shares, respectively	3	3
Additional paid-in capital	3,957	3,936
Accumulated other comprehensive loss	(493)	(548)
Retained earnings	6,601	7,573
Total shareholders’ equity	10,068	10,964
Total liabilities, convertible preferred stock and shareholders’ equity	$24,385	$24,546

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Revenue, net	$3,032	$3,107	$5,782	$6,843
Cost of revenue	2,540	2,579	5,191	5,334
Gross profit	492	528	591	1,509
Operating expenses:
Research and development	444	523	875	1,075
Selling, general and administrative	198	250	405	497
Employee termination, asset impairment, and other	24	76	81	100
Business separation costs	36	—	36	—
Total operating expenses	702	849	1,397	1,672
Operating loss	(210)	(321)	(806)	(163)
Interest and other expense:
Interest income	12	3	20	5
Interest expense	(108)	(73)	(206)	(143)
Other income, net	47	10	51	13
Total interest and other expense, net	(49)	(60)	(135)	(125)
Loss before taxes	(259)	(381)	(941)	(288)
Income tax expense	28	70	31	116
Net loss	(287)	(451)	(972)	(404)
Less: cumulative dividends allocated to preferred shareholders	14	—	29	—
Net loss attributable to common shareholders	$(301)	$(451)	$(1,001)	$(404)

Net loss per common share:
Basic	$(0.93)	$(1.42)	$(3.09)	$(1.27)
Diluted	$(0.93)	$(1.42)	$(3.09)	$(1.27)

Weighted average shares outstanding:
Basic	325	318	324	317
Diluted	325	318	324	317

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Net loss	$(287)	$(451)	$(972)	$(404)
Other comprehensive income, before tax:
Foreign currency translation adjustment	58	106	20	19
Net unrealized gain on derivative contracts	99	288	41	212
Total other comprehensive income, before tax	157	394	61	231
Income tax expense related to items of other comprehensive income, before tax	(19)	(49)	(6)	(33)
Other comprehensive income, net of tax	138	345	55	198
Total comprehensive loss	$(149)	$(106)	$(917)	$(206)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	December 29, 2023	December 30, 2022
Cash flows from operating activities
Net loss	$(972)	$(404)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	290	430
Stock-based compensation	149	172
Deferred income taxes	(68)	21
Loss (Gain) on disposal of assets	(87)	1
Non-cash portion of asset impairment	95	15
Gain on repurchases of debt	(4)	—
Amortization of debt issuance costs and discounts	9	5
Other non-cash operating activities, net	(28)	56
Changes in:
Accounts receivable, net	75	899
Inventories	482	(135)
Accounts payable	299	(521)
Accounts payable to related parties	(41)	49
Accrued expenses	(246)	(226)
Income taxes payable	(494)	156
Accrued compensation	4	(162)
Other assets and liabilities, net	(181)	(315)
Net cash provided by (used in) operating activities	(718)	41
Cash flows from investing activities
Purchases of property, plant and equipment	(274)	(578)
Proceeds from the sale of property, plant and equipment	193	—
Proceeds from dispositions of business	—	7
Notes receivable issuances to Flash Ventures	(184)	(235)
Notes receivable proceeds from Flash Ventures	263	317
Strategic investments and other, net	26	7
Net cash provided by (used in) investing activities	24	(482)
Cash flows from financing activities
Issuance of stock under employee stock plans	40	48
Taxes paid on vested stock awards under employee stock plans	(50)	(55)
Net proceeds from convertible preferred stock	(5)	—
Purchase of capped calls	(155)	—
Repurchases of debt	(505)	—
Repayments of debt	(338)	(1,180)
Proceeds from debt	2,200	1,180
Debt issuance costs	(36)	(5)
Net cash provided by (used in) financing activities	1,151	(12)
Effect of exchange rate changes on cash	1	(3)
Net increase (decrease) in cash and cash equivalents	458	(456)
Cash and cash equivalents, beginning of year	2,023	2,327
Cash and cash equivalents, end of period	$2,481	$1,871
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$791	$192
Cash paid for interest	$182	$138

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	1	$876	322	$3	$3,936	$(548)	$7,573	$10,964
Net loss	—	—	—	—	—	—	(685)	(685)
Employee stock plans	—	—	2	—	(43)	—	—	(43)
Stock-based compensation	—	—	—	—	77	—	—	77
Foreign currency translation adjustment	—	—	—	—	—	(38)	—	(38)
Net unrealized loss on derivative contracts	—	—	—	—	—	(45)	—	(45)
Balance at September 29, 2023	1	876	324	3	3,970	(631)	6,888	10,230
Net loss	—	—	—	—	—	—	(287)	(287)
Employee stock plans	—	—	2	—	33	—	—	33
Stock-based compensation	—	—	—	—	72	—	—	72
Purchase of capped calls related to the issuance of convertible notes, net of tax	—	—	—	—	(118)	—	—	(118)
Foreign currency translation adjustment	—	—	—	—	—	58	—	58
Net unrealized gain on derivative contracts	—	—	—	—	—	80	—	80
Balance at December 29, 2023	1	$876	326	$3	$3,957	$(493)	$6,601	$10,068

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at July 1, 2022	—	$—	315	$3	$3,733	$(579)	$9,166	$12,323
Adoption of new accounting standards	—	—	—	—	(128)	—	91	(37)
Net income	—	—	—	—	—	—	47	47
Employee stock plans	—	—	3	—	(50)	—	—	(50)
Stock-based compensation	—	—	—	—	86	—	—	86
Foreign currency translation adjustment	—	—	—	—	—	(87)	—	(87)
Net unrealized loss on derivative contracts	—	—	—	—	—	(60)	—	(60)
Balance at September 30, 2022	—	—	318	3	3,641	(726)	9,304	12,222
Net loss	—	—	—	—	—	—	(451)	(451)
Employee stock plans	—	—	1	—	43	—	—	43
Stock-based compensation	—	—	—	—	86	—	—	86
Foreign currency translation adjustment	—	—	—	—	—	117	—	117
Net unrealized gain on derivative contracts	—	—	—	—	—	228	—	228
Balance at December 30, 2022	—	$—	319	$3	$3,770	$(381)	$8,853	$12,245

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

The accounting policies followed by the Company are set forth in Part II, Item 8, Note 1, Organization and Basis of Presentation, of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10‑K for the year ended June 30, 2023. In the opinion of management, all adjustments necessary to fairly state the Condensed Consolidated Financial Statements have been made. Such adjustments consist of items of a normal, recurring nature as well as the revisions discussed further below. Certain information and footnote disclosures normally included in the Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10‑K for the year ended June 30, 2023. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

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

Business Separation Costs

On October 30, 2023, the Company announced that its Board of Directors had completed its strategic review of its business and, after evaluating a comprehensive range of alternatives, authorized the Company to pursue a plan to separate its HDD and Flash business units to create two independent, public companies. As a result of the plan, the Company incurred separation and transition costs and expects to incur such costs through the completion of the separation of the businesses, which the Company targets in the second half of calendar year 2024. The separation and transition costs are recorded within Business separation costs in the Condensed Consolidated Statements of Operations.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revision of Previously Issued Financial Statements

In connection with the preparation of its Condensed Consolidated Financial Statements as of and for the three and six months ended December 29, 2023, the Company identified certain errors related to the Company’s reporting and recording of its interests in its equity method investments in Flash Partners Ltd., Flash Alliance Ltd., and Flash Forward Ltd. (collectively, the “Flash Ventures”). The errors related to unadjusted differences between the Flash Ventures’ application of Japanese generally accepted accounting principles to certain lease-related transactions compared to the applicable U.S. generally accepted accounting principles. These unadjusted differences resulted in differences in the equity in earnings from these entities recognized by the Company in Other income (expense), net and the carrying value of the Company’s equity method investments in the Flash Ventures.

Based on an analysis of quantitative and qualitative factors in accordance with SAB No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” and as described further in Note 17, Revision of Previously Issued Financial Statements, the Company evaluated the errors and determined the related impacts were not material to its financial statements for the prior periods when they occurred, but that correcting the cumulative errors in the current period would be material to the Company's results of operations for the three and six months ended December 29, 2023. Accordingly, the Company has revised previously reported financial information for such immaterial errors. A summary of revisions to previously reported financial information presented herein for comparative purposes is included in Note 17, Revision of Previously Issued Financial Statements.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2.    Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In September 2022, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) No. 2022-04, “Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations”, which requires annual and interim disclosures for entities that use supplier finance programs in connection with the purchase of goods and services. The ASU requires the Company to provide disclosure of outstanding obligations to such suppliers for all balance sheet dates presented beginning with the Company’s first quarter of 2024 and to provide certain rollforward information related to those obligations beginning in the Company’s first fiscal quarter of 2025. The ASU does not affect the recognition, measurement, or financial statement presentation of supplier finance program obligations. The Company adopted the guidance on the first day of fiscal year 2024, except for the rollforward information, which the Company is compiling and intends to provide beginning in fiscal year 2025. See Note 15, Supplier Finance Program, of the Notes to Condensed Consolidated Financial Statements for information regarding the supplier finance program.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which expands on segment reporting requirements primarily through enhanced disclosures surrounding significant segment expenses. The ASU expands on existing segment reporting requirements to require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to an entity's CODM, a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. These incremental disclosures will be required beginning with the Company’s financial statements for the year ending June 27, 2025. The Company expects to provide any required disclosures at that time.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The ASU calls for enhanced income tax disclosure requirements surrounding the tabular rate reconciliation and income taxes paid. The amendments are effective for the Company’s fiscal year 2026, with early adoption permitted. The Company is currently compiling the information required for these disclosures. These incremental disclosures will be required beginning with the Company’s financial statements for the year ending June 27, 2025. The Company expects to provide any required disclosures at that time.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3.    Business Segments, Geographic Information, and Concentrations of Risk

The following table summarizes the operating performance of the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
	$ in millions
Net revenue:
Flash	$1,665	$1,657	$3,221	$3,379
HDD	1,367	1,450	2,561	3,464
Total net revenue	$3,032	$3,107	$5,782	$6,843
Gross profit:
Flash	$131	$240	$(30)	$662
HDD	339	300	612	874
Total gross profit for segments	470	540	582	1,536
Unallocated corporate items:
Stock-based compensation expense	(13)	(12)	(26)	(26)
Amortization of acquired intangible assets	(1)	—	(1)	(1)
Recovery from contamination incident	36	—	36	—
Total unallocated corporate items	22	(12)	9	(27)
Consolidated gross profit	$492	$528	$591	$1,509
Gross margin:
Flash	7.9%	14.5%	(0.9)%	19.6%
HDD	24.8%	20.7%	23.9%	25.2%
Consolidated gross margin	16.2%	17.0%	10.2%	22.1%

Disaggregated Revenue

The Company’s broad portfolio of technology and products address multiple end markets. Cloud is comprised primarily of products for public or private cloud environments and end customers. Through the Client end market, the Company provides its original equipment manufacturer (“OEM”) and channel customers a broad array of high-performance flash and hard drive solutions across personal computer, mobile, gaming, automotive, virtual reality headsets, at-home entertainment, and industrial spaces. The Consumer end market is highlighted by the Company’s broad range of retail and other end-user products, which capitalize on the strength of the Company’s product brand recognition and vast points of presence around the world.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company’s disaggregated revenue information is as follows:

	Three Months Ended		Six Months Ended
	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
	(in millions)
Revenue by End Market
Cloud	$1,071	$1,224	$1,943	$3,053
Client	1,122	1,089	2,269	2,318
Consumer	839	794	1,570	1,472
Total Revenue	$3,032	$3,107	$5,782	$6,843

Revenue by Geography
Asia	$1,699	$1,494	$3,250	$3,180
Americas	804	1,090	1,466	2,513
Europe, Middle East and Africa	529	523	1,066	1,150
Total Revenue	$3,032	$3,107	$5,782	$6,843

The Company’s top 10 customers accounted for 39% of its net revenue for each of the three and six months ended December 29, 2023 and 47% and 48% of its net revenue for the three and six months ended December 30, 2022, respectively. For the three and six months ended December 29, 2023 and December 30, 2022, no single customer accounted for 10% or more of the Company’s net revenue.

Goodwill

Goodwill is not amortized. Instead, it is tested for impairment annually as of the beginning of the Company’s fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Management performed goodwill impairment assessments for each segment and concluded that there were no indications of impairment for the periods presented. The following table provides a summary of goodwill activity for the period:

	Flash	HDD	Total
	(in millions)
Balance at June 30, 2023	$5,716	$4,321	$10,037
Foreign currency translation adjustment	1	(1)	—
Balance at December 29, 2023	$5,717	$4,320	$10,037

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4.    Supplemental Financial Statement Data

Accounts receivable, net

From time to time, in connection with factoring agreements, the Company sells trade accounts receivable without recourse to third-party purchasers in exchange for cash. During the six months ended December 29, 2023 and December 30, 2022, the Company sold trade accounts receivable aggregating $392 million and $391 million, respectively. The discounts on the trade accounts receivable sold were not material and were recorded within Other income, net in the Condensed Consolidated Statements of Operations. As of December 29, 2023 and June 30, 2023, the amount of factored receivables that remained outstanding was $115 million and $150 million, respectively.

Inventories

	December 29, 2023	June 30, 2023
	(in millions)
Inventories:
Raw materials and component parts	$1,692	$2,096
Work-in-process	966	979
Finished goods	558	623
Total inventories	$3,216	$3,698

Property, plant and equipment, net

	December 29, 2023	June 30, 2023
	(in millions)
Property, plant and equipment:
Land	$235	$269
Buildings and improvements	1,828	1,955
Machinery and equipment	8,684	8,704
Computer equipment and software	472	470
Furniture and fixtures	55	54
Construction-in-process	771	798
Property, plant and equipment, gross	12,045	12,250
Accumulated depreciation	(8,730)	(8,630)
Property, plant and equipment, net	$3,315	$3,620

Other Intangible assets, net

As part of prior acquisitions, the Company recorded at the time of the acquisition acquired in-process research and development (“IPR&D”) for projects in progress that had not yet reached technological feasibility. IPR&D is initially accounted for as an indefinite-lived intangible asset. Once a project reaches technological feasibility, the Company reclassifies the balance to existing technology and begins to amortize the intangible asset over its estimated useful life. During the three months ended December 29, 2023, one IPR&D project reached technological feasibility and $8 million was reclassified from IPR&D to Existing technology and commenced amortization over an estimated useful life of three years. As of December 29, 2023 and June 30, 2023, IPR&D included in intangible assets, net was $72 million and $80 million, respectively.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Product warranty liability

Changes in the warranty accrual were as follows:

	Three Months Ended		Six Months Ended
	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
	(in millions)
Warranty accrual, beginning of period	$218	$340	$244	$345
Charges to operations	26	25	48	57
Utilization	(40)	(60)	(83)	(94)
Changes in estimate related to pre-existing warranties	(2)	(16)	(7)	(19)
Warranty accrual, end of period	$202	$289	$202	$289

The current portion of the warranty accrual is classified in Accrued expenses and the long-term portion is classified in Other liabilities as noted below:

	December 29, 2023	June 30, 2023
	(in millions)
Warranty accrual:
Current portion (included in Accrued expenses)	$50	$97
Long-term portion (included in Other liabilities)	152	147
Total warranty accrual	$202	$244

Other liabilities

	December 29, 2023	June 30, 2023
	(in millions)
Other liabilities:
Non-current net tax payable	$199	$464
Non-current portion of unrecognized tax benefits	501	408
Other non-current liabilities	697	543
Total other liabilities	$1,397	$1,415

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accumulated other comprehensive loss

Accumulated other comprehensive loss (“AOCL”), net of tax refers to expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income. The following table illustrates the changes in the balances of each component of AOCL:

	Actuarial Pension Losses	Foreign Currency Translation Adjustment	Unrealized Losses on Derivative Contracts	Total Accumulated Comprehensive Loss
	(in millions)
Balance at June 30, 2023	$(2)	$(389)	$(157)	$(548)
Other comprehensive loss before reclassifications	—	20	(35)	(15)
Amounts reclassified from accumulated other comprehensive loss	—	—	76	76
Income tax expense related to items of other comprehensive loss	—	1	(7)	(6)
Net current-period other comprehensive loss	—	21	34	55
Balance at December 29, 2023	$(2)	$(368)	$(123)	$(493)

During the three and six months ended December 29, 2023, the amounts reclassified out of AOCL were losses related to foreign exchange contracts that were substantially charged to Cost of revenue in the Condensed Consolidated Statements of Operations.

As of December 29, 2023, substantially all existing net losses related to cash flow hedges recorded in AOCL are expected to be reclassified to earnings within the next twelve months. In addition, as of December 29, 2023, the Company did not have any foreign exchange forward contracts with credit-risk-related contingent features.

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

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 29, 2023 and June 30, 2023, and indicate the fair value hierarchy of the valuation techniques utilized to determine such values:

	December 29, 2023
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents - Money market funds	$568	$—	$—	$568
Foreign exchange contracts	—	39	—	39
Total assets at fair value	$568	$39	$—	$607
Liabilities:
Foreign exchange contracts	$—	$87	$—	$87
Total liabilities at fair value	$—	$87	$—	$87

	June 30, 2023
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents - Money market funds	$371	$—	$—	$371
Foreign exchange contracts	—	35	—	35
Total assets at fair value	$371	$35	$—	$406
Liabilities:
Foreign exchange contracts	$—	$192	$—	$192
Total liabilities at fair value	$—	$192	$—	$192

During the periods presented, the Company had no transfers of financial assets and liabilities between levels and there were no changes in valuation techniques or the inputs used in the fair value measurement.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Financial Instruments Not Carried at Fair Value

For financial instruments where the carrying value (which includes principal adjusted for any unamortized issuance costs, and discounts or premiums) differs from fair value (which is based on quoted market prices), the following table represents the related carrying value and fair value for each of the Company’s outstanding financial instruments. Each of the financial instruments presented below was categorized as Level 2 for all periods presented, based on the frequency of trading immediately prior to the end of the second quarter of 2024 and the fourth quarter of 2023, respectively.

	December 29, 2023		June 30, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
1.50% convertible notes due 2024	$592	$589	$1,099	$1,067
Variable interest rate Delayed Draw Term Loan due 2024	300	301	—	—
4.75% senior unsecured notes due 2026	2,295	2,257	2,293	2,193
Variable interest rate Term Loan A-2 maturing 2027	2,651	2,583	2,687	2,661
3.00% convertible notes due 2028	1,564	1,960	—	—
2.85% senior notes due 2029	496	430	496	400
3.10% senior notes due 2032	495	399	495	371
Total	$8,393	$8,519	$7,070	$6,692

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6.    Derivative Instruments and Hedging Activities

As of December 29, 2023, the Company had outstanding foreign exchange forward contracts that were designated as either cash flow hedges or non-designated hedges. Substantially all of the contract maturity dates of these foreign exchange forward contracts do not exceed 12 months. As of December 29, 2023, the Company did not have any derivative contracts with credit-risk-related contingent features.

Changes in fair values of the non-designated foreign exchange contracts are recognized in Other income, net and are largely offset by corresponding changes in the fair values of the foreign currency-denominated monetary assets and liabilities. For each of the three and six months ended December 29, 2023 and December 30, 2022, total net realized and unrealized transaction and foreign exchange contract currency gains and losses were not material to the Company’s Condensed Consolidated Financial Statements.

Unrealized gains or losses on designated cash flow hedges are recognized in AOCL. For more information regarding cash flow hedges, see Note 4, Supplemental Financial Statement Data - Accumulated other comprehensive loss.

Netting Arrangements

Under certain provisions and conditions within agreements with counterparties to the Company’s foreign exchange forward contracts, subject to applicable requirements, the Company has the right of offset associated with the Company’s foreign exchange forward contracts and is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. As of December 29, 2023 and June 30, 2023, the effect of rights of offset was not material and the Company did not offset or net the fair value amounts of derivative instruments in its Condensed Consolidated Balance Sheets.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7.    Debt

Debt consisted of the following:

	December 29, 2023	June 30, 2023
	(in millions)
1.50% convertible notes due 2024	$592	$1,100
Variable interest rate Delayed Draw Term Loan due 2024	300	—
4.75% senior unsecured notes due 2026	2,300	2,300
Variable interest rate Term Loan A-2 maturing 2027	2,662	2,700
3.00% convertible notes due 2028	1,600	—
2.85% senior notes due 2029	500	500
3.10% senior notes due 2032	500	500
Total debt	8,454	7,100
Issuance costs	(61)	(30)
Subtotal	8,393	7,070
Less current portion of long-term debt	(1,042)	(1,213)
Long-term debt	$7,351	$5,857

In August 2023, the Company drew $600 million of principal amount (the “Delayed Draw Term Loan”) under a loan agreement entered into in January 2023 and amended in June 2023 (the “Delayed Draw Term Loan Agreement”), which allowed the Company to draw a single loan of up to $600 million through August 14, 2023. The Delayed Draw Term Loan will mature on June 28, 2024. The Company repaid $300 million principal amount of the Delayed Draw Term Loan during the quarter ended December 29, 2023.

The Delayed Draw Term Loan bears interest, at the Company’s option, at a per annum rate equal to either (x) the Adjusted Term SOFR Rate (as defined in the Delayed Draw Term Loan Agreement) plus an applicable margin varying from 1.750% to 2.625% or (y) a base rate plus an applicable margin varying from 0.750% to 1.625%, in each case depending on the corporate family ratings of the Company from at least two of Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. and Fitch Ratings, Inc. (the “Credit Rating Agencies”). The all-in interest rate for the Delayed Draw Term Loan as of December 29, 2023 was 7.582%.

During the three months ended December 29, 2023, the Company made a $38 million scheduled repayment of the Term Loan A-2. The Term Loan A-2 Loan bears interest, at the Company’s option, at a per annum rate equal to either (x) the Adjusted Term SOFR (as defined in the loan agreement governing the Term Loan A-2) plus an applicable margin varying from 1.125% to 2.000% or (y) a base rate plus an applicable margin varying from 0.125% to 1.000%, in each case depending on the corporate family ratings of the Company from at least two of the Credit Rating Agencies, with an initial interest rate of Adjusted Term SOFR plus 1.500%. The all-in interest rate for Term Loan A-2 as of December 29, 2023 was 6.966%.

The loan agreements governing the Company’s revolving credit facility, Term Loan A-2 maturing 2027, and the Delayed Draw Term Loan require the Company to comply with certain financial covenants, consisting of a leverage ratio, a minimum liquidity and a free cash flow requirement. As of December 29, 2023, the Company was in compliance with these financial covenants.

On November 3, 2023, the Company issued $1.60 billion aggregate principal amount of convertible senior notes which bear interest at an annual rate of 3.00% and mature on November 15, 2028, unless earlier repurchased, redeemed or converted (the “2028 Convertible Notes”). The Company is not required to make principal payments on the 2028 Convertible Notes prior to the maturity date. The 2028 Convertible Notes are jointly and severally guaranteed by each of the Company’s wholly-owned subsidiaries that guarantees the 4.75% senior unsecured notes due 2026 (currently, Western Digital Technologies, Inc.).

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

Net proceeds from the 2028 Convertible Notes were approximately $1,563 million after deducting issuance costs of approximately $37 million. Debt issuance costs are amortized to interest expense over the term of the 2028 Convertible Notes. As of December 29, 2023, unamortized debt issuance costs were $36 million.

Contemporaneously with the issuance of the 2028 Convertible Notes, the Company entered into individually negotiated transactions with certain holders of the Company’s existing 2024 Convertible Notes to repurchase approximately $508 million aggregate principal amount of such notes at an immaterial discount.

In connection with the issuance of the 2028 Convertible Notes, the Company also entered into privately negotiated capped call transactions with certain counterparties (the “Capped Calls”). The Capped Calls each have a strike price of approximately $52.20 per share, subject to certain adjustments, which correspond to the initial conversion price of the 2028 Convertible Notes. The Capped Calls have initial cap prices of $70.26 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, approximately 8 million shares of the Company’s common stock. The Company has the option to settle the Capped Calls in either shares, cash or a combination thereof. The Capped Calls are generally intended to reduce or offset the potential dilution to the Company’s common stock upon any conversion of the 2028 Convertible Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. However, if the market price per share of the Company’s common stock, as measured under the terms of the Capped Calls, exceeds the cap prices of the Capped Calls, there would nevertheless be dilution and/or there would not be an offset of such cash payments, in each case, to the extent that such market price exceeds the cap price of the Capped Calls. The Capped Calls are separate transactions, and not part of the terms of the 2028 Convertible Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of the Capped Calls of $155 million, net of $37 million in deferred tax assets, was recorded as a decrease to additional paid-in capital on the Company’s Condensed Consolidated Balance Sheets as of December 29, 2023.

On February 1, 2024, the Company settled all remaining 2024 Convertible Notes in accordance with their original terms for an aggregate cash principal payment of $592 million plus interest.

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

Obligations and Funded Status

The following table presents the unfunded status of the benefit obligations for the Pension Plans:

	December 29, 2023	June 30, 2023
	(in millions)
Benefit obligation at end of period	$273	$273
Fair value of plan assets at end of period	188	185
Unfunded status	$85	$88

The following table presents the unfunded amounts related to the Pension Plans as recognized on the Company’s Condensed Consolidated Balance Sheets:

	December 29, 2023	June 30, 2023
	(in millions)
Current liabilities	$1	$1
Non-current liabilities	84	87
Net amount recognized	$85	$88

Net periodic benefit costs were not material for the three and six months ended December 29, 2023.

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

The following table presents the notes receivable from, and equity investments in, Flash Ventures:

	December 29, 2023	June 30, 2023
	(in millions)
Notes receivable, Flash Partners	$9	$37
Notes receivable, Flash Alliance	28	48
Notes receivable, Flash Forward	689	709
Investment in Flash Partners	168	161
Investment in Flash Alliance	279	276
Investment in Flash Forward	171	179
Total notes receivable and investments in Flash Ventures	$1,344	$1,410

During the three and six months ended December 29, 2023 and December 30, 2022, the Company made net payments to Flash Ventures of $0.8 billion and $1.8 billion, and $1.0 billion and $2.0 billion, respectively, for purchased flash-based memory wafers and net loans.

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

As of December 29, 2023 and June 30, 2023, the Company had accounts payable balances due to Flash Ventures of $251 million and $292 million, respectively.

The Company’s maximum reasonably estimable loss exposure (excluding lost profits) as a result of its involvement with Flash Ventures, based upon the Japanese yen to U.S. dollar exchange rate at December 29, 2023, is presented below. Investments in Flash Ventures are denominated in Japanese yen, and the maximum estimable loss exposure excludes any cumulative translation adjustment due to revaluation from the Japanese yen to the U.S. dollar.

December 29, 2023
(in millions)
Notes receivable	$726
Equity investments	618
Operating lease guarantees	1,609
Inventory and prepayments	1,058
Maximum estimable loss exposure	$4,011

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

Flash Ventures has historically operated near 100% of its manufacturing capacity. As a result of flash market conditions, the Company temporarily reduced its utilization of its share of Flash Ventures’ manufacturing capacity to an abnormally low level to more closely align the Company’s flash-based wafer supply with projected demand. During the three and six months ended December 29, 2023, the Company incurred costs of $107 million and $249 million, respectively, associated with the reduction in utilization related to Flash Ventures, which was recorded as a charge to Cost of revenue. No such charges were incurred during the three and six months ended December 30, 2022.

In February 2022, contamination of certain material used in manufacturing processes occurred at Flash Ventures’ fabrication facilities in both Yokkaichi and Kitakami, Japan which resulted in damage to inventory units in production, a temporary disruption to production operations and a reduction in the Company’s flash wafer availability. During 2022, the Company incurred charges of $207 million related to this contamination incident that were recorded in Cost of revenue and primarily consisted of scrapped inventory and rework costs, decontamination and other costs needed to restore the facilities to normal capacity, as well as charges for under absorption of overhead costs. During the three months ended December 29, 2023, the Company received a recovery of $36 million related to this incident from its insurance carriers, which was recorded in Cost of revenue. The Company continues to pursue recovery of its remaining losses associated with this event; however, the total amount of recovery cannot be estimated at this time.

The Company has facility agreements with Kioxia related to the construction and operation of Kioxia’s “K1” 300-millimeter wafer fabrication facility in Kitakami, Japan and a wafer fabrication facility in Yokkaichi, Japan, referred to as “Y7”. In connection with the start-up of these facilities, the Company has made prepayments toward future building depreciation. As of December 29, 2023, such prepayments aggregated $549 million and will be credited against future wafer charges.

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

The following table presents the Company’s portion of the remaining guarantee obligations under the Flash Ventures’ lease facilities in both Japanese yen and U.S. dollar-equivalent, based upon the Japanese yen to U.S. dollar exchange rate as of December 29, 2023.

	Lease Amounts
	(Japanese yen, in billions)	(U.S. dollar, in millions)
Total guarantee obligations	¥228	$1,609

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the end of the term of the Flash Ventures lease agreements, in annual installments as of December 29, 2023 in U.S. dollars, based upon the Japanese yen to U.S. dollar exchange rate as of December 29, 2023:

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
	(in millions)
Remaining six months of 2024	$237	$57	$294
2025	300	84	384
2026	362	127	489
2027	150	108	258
2028	47	104	151
2029	3	30	33
Total guarantee obligations	$1,099	$510	$1,609

The Company and Kioxia have agreed to mutually contribute to, and indemnify each other and Flash Ventures for, environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances. The Company has not made any indemnification payments, nor recorded any indemnification receivables, under any such agreements. As of December 29, 2023, no amounts had been accrued in the Condensed Consolidated Financial Statements with respect to these indemnification agreements.

Unis Venture

The Company has a joint venture with Unisplendour Corporation Limited and Unissoft (Wuxi) Group Co. Ltd. (“Unis”), referred to as the “Unis Venture”, to market and sell the Company’s products in China and to develop data storage systems for the Chinese market in the future. The Unis Venture is 49% owned by the Company and 51% owned by Unis. The Company accounts for its investment in the Unis Venture under the equity method of accounting. Revenue on products distributed by the Unis Venture is recognized upon sell through to third-party customers. For the three and six months ended December 29, 2023, the Company recognized approximately 4% and 3% of its consolidated revenue, respectively, on products distributed by the Unis Venture. For both the three and six months ended December 30, 2022, the Company recognized approximately 3% of its consolidated revenue on products distributed by the Unis Venture. The outstanding accounts receivable due from the Unis Venture were 8% of Accounts receivable, net as of both December 29, 2023 and June 30, 2023.

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

The following table summarizes supplemental balance sheet information related to operating leases as of December 29, 2023:

Lease Amounts
($ in millions)
Minimum lease payments by year:
Remaining six months of 2024	$34
2025	67
2026	68
2027	60
2028	51
Thereafter	330
Total future minimum lease payments	610
Less: Imputed interest	170
Present value of lease liabilities	440
Less: Current portion (included in Accrued expenses)	47
Long-term operating lease liabilities (included in Other liabilities )	$393

Operating lease right-of-use assets (included in Other non-current assets)	$418

Weighted average remaining lease term in years	10.2
Weighted average discount rate	6.0%

The following table summarizes supplemental disclosures of operating cost and cash flow information related to operating leases:

	Three Months Ended		Six Months Ended
	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
	(in millions)
Cost of operating leases	$17	$14	$31	$28
Cash paid for operating leases	17	12	32	26
Operating lease assets obtained in exchange for operating lease liabilities	9	—	177	4

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

Purchase Agreements and Other Commitments

In the normal course of business, the Company enters into purchase orders with suppliers for the purchase of components used to manufacture its products. These purchase orders generally cover forecasted component supplies needed for production during the next quarter, are recorded as a liability upon receipt of the components, and generally may be changed or canceled at any time prior to shipment of the components. The Company also enters into long-term agreements with suppliers that contain fixed future commitments, which are contingent on certain conditions such as performance, quality and technology of the vendor’s components. As of December 29, 2023, the Company had the following minimum long-term commitments:

Long-Term Commitments
(in millions)
Year:
Remaining six months of 2024	$148
2025	267
2026	73
2027	49
2028	20
Thereafter	130
Total	$687

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

	Three Months Ended		Six Months Ended
	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
	(in millions)
RSUs and PSUs	$68	$79	$133	$154
ESPP	4	7	16	18
Total	$72	$86	$149	$172

	Three Months Ended		Six Months Ended
	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
	(in millions)
Cost of revenue	$13	$12	$26	$26
Research and development	32	40	66	79
Selling, general and administrative	27	34	57	67
Subtotal	72	86	149	172
Tax benefit	(10)	(11)	(20)	(24)
Total	$62	$75	$129	$148

Any shortfalls or excess windfall tax benefits and tax deficiencies for shortfalls related to the vesting and exercise of stock-based awards, which are recognized as a component of the Company’s Income tax expense, were not material for the periods presented.

Compensation cost related to unvested RSUs, PSUs, and rights to purchase shares of common stock under the ESPP will generally be amortized on a straight-line basis over the remaining average service period. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of December 29, 2023:

	Unamortized Compensation Costs	Weighted Average Service Period
	(in millions)	(years)
RSUs and PSUs (1)	$516	2.6
ESPP	45	1.0
Total unamortized compensation cost	$561

(1)    Weighted average service period assumes the performance conditions are met for the PSUs.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Plan Activities

Stock Options

The following table summarizes stock option activity under the Company’s incentive plans. As of December 29, 2023, there were no remaining outstanding options.

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life
	(in millions)		(in years)
Options outstanding at June 30, 2023	0.3	$44.95	0.10
Canceled or expired	(0.3)	44.95
Options outstanding at December 29, 2023	—	$—

RSUs and PSUs

The following table summarizes RSU and PSU activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value at Vest Date
	(in millions)		(in millions)
RSUs and PSUs outstanding at June 30, 2023	13.8	$46.56
Granted	5.6	38.04
Vested	(4.0)	47.65	$173
Forfeited	(1.0)	46.58
RSUs and PSUs outstanding at December 29, 2023	14.4	$43.56

RSUs and PSUs are generally settled in an equal number of shares of the Company’s common stock at the time of vesting of the units.

Convertible Preferred Stock

On January 31, 2023, the Board of Directors of the Company authorized the designation of 900,000 shares of Series A Convertible Perpetual Preferred Stock, par value $0.01 per share (the “Preferred Shares”), from the Company’s existing five million authorized but unissued shares of preferred stock and issued the Preferred Shares through a private placement for an aggregate purchase price of $900 million, less issuance costs of $24 million. The Preferred Shares accrue a cumulative preferred dividend at an annual rate of 6.25% per annum (increasing to 7.25% per annum on January 31, 2030 and to 8.25% per annum on January 31, 2033) compounded on a quarterly basis. The Preferred Shares also participate in any dividends declared for common shareholders on an as-converted equivalent basis. No dividends have been declared or paid since the issuance of the Preferred Shares. As of December 29, 2023 and June 30, 2023, unpaid and cumulative dividends payable with respect to the Preferred Shares were $53 million and $24 million, respectively.

As of December 29, 2023 and June 30, 2023, the Preferred Shares outstanding had an aggregate liquidation preference of $953 million and $924 million, respectively, and would have been convertible, if otherwise permitted, into approximately 20 million shares of common stock on each such date.

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

The following table presents the Company’s Income tax expense and the effective tax rate:

	Three Months Ended		Six Months Ended
	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
	($ in millions)
Loss before taxes	$(259)	$(381)	$(941)	$(288)
Income tax expense	28	70	31	116
Effective tax rate	(11)%	(18%)	(3)%	(40%)

Beginning in 2023, the 2017 Act requires the Company to capitalize and amortize R&D expenses rather than expensing them in the year incurred. The tax effects related to the capitalization of R&D expenses are included in the effective tax rate for the three and six months ended December 29, 2023, but did not have a material impact on the Company’s effective tax rate.

The primary drivers of the difference between the effective tax rate for the three and six months ended December 29, 2023 and the U.S. Federal statutory rate of 21% are the relative mix of earnings and losses by jurisdiction, the deduction for foreign-derived intangible income, credits, and tax holidays in Malaysia, the Philippines and Thailand that have or will expire at various dates during years 2024 through 2031. On November 1, 2023, one of the Company’s tax holidays in Malaysia expired. The Company has applied for an extension and anticipates this extension, if granted, will be applied retroactively and begin on November 2, 2023. Because the exact terms of the extension are not currently known, the Company is applying the Malaysia corporate statutory tax rate on the expired tax holiday income. If a retroactive extension is granted, the Company will make an adjustment to its effective tax rate in that period. The effective tax rate for the six months ended December 29, 2023 includes the discrete effect of a net decrease of $30 million to the liability for unrecognized tax benefits, which includes interest and offsetting tax benefits, as a result of adjustments to align with IRS calculations.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits excluding accrued interest and penalties for the six months ended December 29, 2023 (in millions):

Accrual balance at June 30, 2023	$1,021
Gross increases related to current year tax positions	4
Gross increases related to prior year tax positions	19
Gross decreases related to prior year tax positions	(3)
Settlements	(363)
Lapse of statute of limitations	(1)
Accrual balance at December 29, 2023	$677

In addition to the amounts noted above, interest and penalties related to unrecognized tax benefits are recognized in liabilities recorded for uncertain tax positions and are recorded in the provision for income taxes. Accrued interest and penalties included in the Company’s liability related to unrecognized tax benefits as of December 29, 2023 were $161 million. Of the aggregate unrecognized tax benefits, including interest and penalties, as of December 29, 2023, approximately $671 million could result in potential cash payments and the Company believes it is reasonably likely that payments of approximately $187 million may be made within the next twelve months and has classified that portion of these unrecognized tax benefits, including interest, in Income taxes payable on the Condensed Consolidated Balance Sheets as of December 29, 2023. The remaining payables related to unrecognized tax benefits are included in Other liabilities on the Condensed Consolidated Balance Sheets as of December 29, 2023.

The Company reached a final agreement with the IRS regarding notices of deficiency with respect to years 2008 through 2012 and tentatively reached a basis for resolving the notices of proposed adjustments with respect to years 2013 through 2015. During the six months ended December 29, 2023, the Company made payments of $363 million for tax and $160 million for interest with respect to years 2008 through 2012 and recorded adjustments to align with IRS calculations, resulting in a remaining liability of $187 million as of December 29, 2023 related to all years from 2008 through 2015. The Company expects to pay any remaining balance with respect to this matter within the next twelve months.

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

The Company believes that adequate provision has been made for any adjustments that may result from any other tax examinations. However, the outcome of such tax examinations cannot be predicted with certainty. If any issues addressed in the Company’s tax examinations are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of December 29, 2023, with the exception of the IRS matter discussed above, it was not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of the Company’s liability for unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of the Company’s tax returns.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 13.    Net Loss Per Common Share

The following table presents the computation of basic and diluted loss per common share:

	Three Months Ended		Six Months Ended
	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
	(in millions, except per share data)
Net loss	$(287)	$(451)	$(972)	$(404)
Less: cumulative dividends on Preferred Stock	14	—	29	—
Net loss attributable to common shareholders	$(301)	$(451)	$(1,001)	$(404)
Weighted average shares outstanding:
Basic	325	318	324	317
Diluted	325	318	324	317
Net loss per common share
Basic	$(0.93)	$(1.42)	$(3.09)	$(1.27)
Diluted	$(0.93)	$(1.42)	$(3.09)	$(1.27)
Anti-dilutive potential common shares excluded	14	15	14	15

Basic net loss per share attributable to common shareholders is computed using (i) net loss less (ii) dividends paid to holders of Preferred Shares less (iii) net loss attributable to participating securities divided by (iv) weighted average basic shares outstanding. Diluted net income or loss per share attributable to common shareholders is computed as (i) basic net loss attributable to common shareholders plus (ii) diluted adjustments to income allocable to participating securities divided by (iii) weighted average diluted shares outstanding. The "if-converted" method is used to determine the dilutive impact for the convertible notes and the Preferred Shares. The treasury stock method is used to determine the dilutive impact of unvested equity awards.

Potentially dilutive common shares include dilutive outstanding employee stock options, RSUs and PSUs, rights to purchase shares of common stock under the Company’s ESPP, shares issuable in connection with the Company’s convertible notes, and the Preferred Shares. For the three and six months ended December 29, 2023 and December 30, 2022, the Company recorded a net loss and all shares subject to outstanding equity awards were excluded from the calculation of diluted shares for those periods because their impact would have been anti-dilutive.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 14.    Employee Termination, Asset Impairment, and Other

Business Realignment

The Company periodically incurs charges as part of the integration process of recent acquisitions and to realign its operations with anticipated market demand, primarily consisting of organization rationalization designed to streamline its business, reduce its cost structure and focus its resources. In this regard, in the six months ended December 29, 2023, the Company reassessed existing capacity development plans and made a decision to cancel certain projects to expand capacity in its Penang, Malaysia facility, resulting in the impairment of existing construction in progress and the recognition of a liability for certain contract termination costs. The Company has also taken actions to reduce the amount of capital invested in facilities, including the sale-leaseback of its facility in Milpitas, California in September 2023. The Company recorded the following net charges related to these actions for the periods noted below:

	Three Months Ended		Six Months Ended
	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
	(in millions)
Employee termination benefits	$24	$61	$43	$85
Contract termination and other	—	—	29	—
Asset impairments	—	15	94	15
Gain on sale-leaseback of facility	—	—	(85)	—
Total employee termination, asset impairment, and other charges	$24	$76	$81	$100

The following table presents an analysis of the components of these activities against the reserve during the six months ended December 29, 2023:

	Employee Termination Benefits	Contract Termination and Other	Total
	(in millions)
Accrual balance at June 30, 2023	$31	$5	$36
Charges	43	29	72
Cash payments	(57)	(3)	(60)
Accrual balance at December 29, 2023	$17	$31	$48

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

The Company’s outstanding payment obligations to vendors eligible to participate under its supplier finance program were $36 million and $38 million as of December 29, 2023 and June 30, 2023, respectively, and are included within Accounts payable on the Company’s Condensed Consolidated Balance Sheets.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 17.    Revision of Previously Issued Financial Statements

As described in Note 1, in connection with the preparation of its Condensed Consolidated Financial Statements as of and for the three and six months ended December 29, 2023, the Company identified certain errors related to the Company’s reporting and recording of its interests in its equity method investments in Flash Ventures. These errors related to unadjusted differences between the Flash Ventures’ application of Japanese generally accepted accounting principles to certain lease-related transactions compared to the applicable U.S. generally accepted accounting principles. These unadjusted differences resulted in differences in the equity in earnings from these entities recognized by the Company in Other income (expense), net and the carrying value of the Company’s equity method investments in the Flash Ventures.

The following tables provide a summary of the revisions made to the Company’s Condensed Consolidated Financial Statements for the periods presented.

	Three Months Ended December 30, 2022
Condensed Consolidated Statement of Operations	As Previously Reported	Adjustment	As Revised
	(in millions, except per share amounts)
Operating loss	$(321)	$—	$(321)
Interest and other expense:
Interest income	3	—	3
Interest expense	(73)	—	(73)
Other income, net	6	4	10
Total interest and other expense, net	(64)	4	(60)
Loss before taxes	(385)	4	(381)
Income tax expense	61	9	70
Net loss	$(446)	$(5)	$(451)

Net loss per common share:
Basic	$(1.40)	$(0.02)	$(1.42)
Diluted	$(1.40)	$(0.02)	$(1.42)

	Six Months Ended December 30, 2022
Condensed Consolidated Statement of Operations	As Previously Reported	Adjustment	As Revised
	(in millions, except per share amounts)
Operating loss	$(163)	$—	$(163)
Interest and other expense:
Interest income	5	—	5
Interest expense	(143)	—	(143)
Other income, net	—	13	13
Total interest and other expense, net	(138)	13	(125)
Loss before taxes	(301)	13	(288)
Income tax expense	118	(2)	116
Net loss	$(419)	$15	$(404)

Net loss per common share:
Basic	$(1.32)	$0.05	$(1.27)
Diluted	$(1.32)	$0.05	$(1.27)

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended December 30, 2022
Condensed Consolidated Statement of Comprehensive Loss	As Previously Reported	Adjustment	As Revised
	(in millions)
Net loss	$(446)	$(5)	$(451)
Other comprehensive income, before tax:
Foreign currency translation adjustment	95	11	106
Net unrealized gain on derivative contracts	288	—	288
Total other comprehensive income, before tax	383	11	394
Income tax expense related to items of other comprehensive income, before tax	(58)	9	(49)
Other comprehensive income, net of tax	325	20	345
Total comprehensive loss	$(121)	$15	$(106)

	Six Months Ended December 30, 2022
Condensed Consolidated Statement of Comprehensive Loss	As Previously Reported	Adjustment	As Revised
	(in millions)
Net loss	$(419)	$15	$(404)
Other comprehensive income, before tax:
Foreign currency translation adjustment	15	4	19
Net unrealized gain on derivative contracts	212	—	212
Total other comprehensive income, before tax	227	4	231
Income tax expense related to items of other comprehensive income, before tax	(42)	9	(33)
Other comprehensive income, net of tax	185	13	198
Total comprehensive loss	$(234)	$28	$(206)

	Six Months Ended December 30, 2022
Condensed Consolidated Statement of Cash Flows	As Previously Reported	Adjustment	As Revised
	(in millions)
Cash flows from operating activities
Net loss	$(419)	$15	$(404)
Deferred income taxes	25	(4)	21
Other non-cash operating activities, net	69	(13)	56
Other assets and liabilities, net	(317)	2	(315)
Net cash provided by operating activities	41	—	41

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidated Statement of Shareholders’ Equity	As Previously Reported	Adjustment	As Revised
	(in millions)
Retained earnings as of:
July 1, 2022	$9,039	$127	$9,166
December 30, 2022	8,711	142	8,853
Accumulated other comprehensive loss as of:
July 1, 2022	(554)	(25)	(579)
December 30, 2022	(369)	(12)	(381)
Foreign currency translation adjustment for the three months ended:
September 30, 2022	(80)	(7)	(87)
December 30, 2022	97	20	117

	As of June 30, 2023
Condensed Consolidated Balance Sheet	As Previously Reported	Adjustment	As Revised
	(in millions)
Notes receivable and investments in Flash Ventures	$1,297	$113	$1,410
Other non-current assets	1,509	4	1,513
Total assets	24,429	117	24,546
Accumulated other comprehensive loss	(516)	(32)	(548)
Retained earnings	7,424	149	7,573
Total shareholders’ equity	10,847	117	10,964
Total liabilities, convertible preferred stock and shareholders’ equity	24,429	117	24,546

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

Our broad portfolio of technology and products address our multiple end markets: “Cloud”, “Client” and “Consumer”. Cloud represents a large and growing end market comprised primarily of products for public or private cloud environments and enterprise customers. Through the Client end market, we provide our original equipment manufacturer (“OEM”) and channel customers a broad array of high-performance flash and hard drive solutions across personal computer, mobile, gaming, automotive, virtual reality headsets, at-home entertainment, and industrial spaces. The Consumer end market is highlighted by our broad range of retail and other end-user products, which capitalize on the strength of our product brand recognition and vast points of presence around the world.

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

Operational Update

Macroeconomic factors such as inflation, higher interest rates and recession concerns have softened demand for our products, with certain customers reducing purchases as they adjust their production levels and right-size their inventories. As a result, we and our industry have experienced a supply-demand imbalance, which has resulted in reduced shipments and negatively impacted pricing, particularly in Flash. To adapt to these conditions, we have implemented measures to reduce operating expenses and to proactively manage supply and inventory to align with demand and improve our capital efficiency, while continuing to deploy innovative products. These actions have enabled us to scale back on capital expenditures, consolidate production lines and reduce production bit growth since the beginning of 2023 in order to better align with market demand. These actions have resulted in incremental charges for employee termination, asset impairment and other, and manufacturing underutilization charges in Flash and HDD, and are expected to continue to negatively impact near-term results. While the supply-demand imbalance has recently started to show signs of stabilization, particularly in Client and Consumer, we continue to face a dynamic market environment. We believe digital transformation will continue to drive long-term growth for data storage in both Flash and HDD and believe that the strategy we have been executing will enable us to improve through-cycle profitability into the future.

We will continue to actively monitor developments impacting our business and may take additional responsive actions that we determine to be in the best interest of our business and stakeholders.

See Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended June 30, 2023 and Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q for more information regarding the risks we face as a result of macroeconomic conditions and supply chain disruptions.

Financing Activities

In August 2023, we drew $600 million principal amount (the “Delayed Draw Term Loan”) under a loan agreement we entered into in January 2023 and amended in June 2023, which allowed us to draw a single loan of up to $600 million through August 14, 2023. Proceeds from this loan were primarily used for payments on our tax liability to the IRS for the years 2008 through 2012. During the three months ended December 29, 2023, we repaid $300 million of the principal amount of the Delayed Draw Term Loan. The remaining outstanding borrowings on this loan will mature on June 28, 2024.

On November 3, 2023, we issued $1.60 billion aggregate principal amount of convertible senior notes which bear interest at an annual rate of 3.00% and mature on November 15, 2028, unless earlier repurchased, redeemed or converted (the “2028 Convertible Notes”). We received net proceeds of approximately $1.56 billion after issuance costs. Contemporaneously with the issuance of the 2028 Convertible Notes, we entered into individually negotiated transactions with certain holders of our existing 1.50% convertible senior notes due February 1, 2024 (the “2024 Convertible Notes”) to repurchase approximately $508 million aggregate principal amount of such notes at an immaterial discount using net proceeds from the offering of the 2028 Convertible Notes. In connection with the issuance of the 2028 Convertible Notes, we also used approximately $155 million of the net proceeds from the offering to pay the cost of entering into capped call contracts with a cap price of approximately $70.26 to hedge the potential dilution impact of the conversion feature. On February 1, 2024, we used a portion of the remaining net proceeds from the offering of the 2028 Convertible Notes to settle the remaining 2024 Convertible Notes in accordance with their original terms for an aggregate cash principal payment of $592 million plus interest.

Additional information regarding our indebtedness, including the principal repayment terms, interest rates, covenants and other key terms of our outstanding indebtedness, is included in Part II, Item 8, Note 8, Debt, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 and Note 7, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Asset Impairment and Contract Termination Costs

In connection with the actions described in “Operational Update” above, we reassessed our existing capacity development plans and made a decision in the first quarter of 2024 to cancel certain projects to expand capacity in our Penang, Malaysia facility. This resulted in a $94 million impairment of existing construction in progress and recognition of $29 million for certain contract termination costs during the six months ended December 29, 2023.

Tax Resolution

As previously disclosed, we reached a final agreement with the IRS and received notices of deficiency with respect to years 2008 through 2012 and have tentatively reached a basis for resolving the notices of proposed adjustments with respect to years 2013 through 2015. During the six months ended December 29, 2023, we made payments aggregating $523 million for tax and interest with respect to years 2008 through 2012 and have a remaining liability of $187 million as of December 29, 2023 related to all years from 2008 through 2015. We expect to pay any remaining balance with respect to this matter within the next twelve months. Additional information regarding these settlements and our assessment of the potential tax and interest payments we expect to pay in connection with the settlements is provided in our discussion of Income tax expense in our “Results of Operations” below, as well as in Part I, Item 1, Note 12, Income Tax Expense, of the Notes to Condensed Consolidated Financial Statements, and in the “Short- and Long-term Liquidity - Unrecognized Tax Benefits” section below.

Results of Operations

Second Quarter and First Half Overview

The following table sets forth, for the periods presented, selected summary information from our Condensed Consolidated Statements of Operations by dollars and percentage of net revenue(1):

	Three Months Ended
	December 29, 2023		December 30, 2022		$ Change	% Change
	$ in millions
Revenue, net	$3,032	100.0%	$3,107	100.0%	$(75)	(2)%
Cost of revenue	2,540	83.8	2,579	83.0	(39)	(2)
Gross profit	492	16.2	528	17.0	(36)	(7)
Operating expenses:
Research and development	444	14.6	523	16.8	(79)	(15)
Selling, general and administrative	198	6.5	250	8.0	(52)	(21)
Employee termination, asset impairment, and other	24	0.8	76	2.4	(52)	(68)
Business separation costs	36	1.2	—	—	36
Total operating expenses	702	23.2	849	27.3	(147)	(17)
Operating loss	(210)	(6.9)	(321)	(10.3)	111	(35)
Interest and other expense:
Interest income	12	0.4	3	0.1	9	300
Interest expense	(108)	(3.6)	(73)	(2.3)	(35)	48
Other income, net	47	1.6	10	0.3	37	370
Total interest and other expense, net	(49)	(1.6)	(60)	(1.9)	11	(18)
Loss before taxes	(259)	(8.5)	(381)	(12.3)	122	(32)
Income tax expense	28	0.9	70	2.3	(42)	(60)
Net loss	(287)	(9.5)	(451)	(14.5)	164	(36)
Less: cumulative dividends allocated to preferred shareholders	14	0.5	—	—	14	n/a
Net loss attributable to common shareholders	$(301)	(9.9)%	$(451)	(14.5)%	$150	(33)%

(1)    Percentages may not total due to rounding.

	Six Months Ended
	December 29, 2023		December 30, 2022		$ Change	% Change
	$ in millions
Revenue, net	$5,782	100.0%	$6,843	100.0%	$(1,061)	(16)%
Cost of revenue	5,191	89.8	5,334	77.9	(143)	(3)
Gross profit	591	10.2	1,509	22.1	(918)	(61)
Operating expenses:
Research and development	875	15.1	1,075	15.7	(200)	(19)
Selling, general and administrative	405	7.0	497	7.3	(92)	(19)
Employee termination, asset impairment, and other	81	1.4	100	1.5	(19)	(19)
Business separation costs	36	0.6	—	—	36
Total operating expenses	1,397	24.2	1,672	24.4	(275)	(16)
Operating loss	(806)	(13.9)	(163)	(2.4)	(643)	394
Interest and other expense:
Interest income	20	0.3	5	0.1	15	300
Interest expense	(206)	(3.6)	(143)	(2.1)	(63)	44
Other income, net	51	0.9	13	0.2	38	292
Total interest and other expense, net	(135)	(2.3)	(125)	(1.8)	(10)	8
Loss before taxes	(941)	(16.3)	(288)	(4.2)	(653)	227
Income tax expense	31	0.5	116	1.7	(85)	(73)
Net loss	(972)	(16.8)	(404)	(5.9)	(568)	141
Less: cumulative dividends allocated to preferred shareholders	29	0.5	—	—	29	n/a
Net loss attributable to common shareholders	$(1,001)	(17.3)%	$(404)	(5.9)%	$(597)	148%

(1)    Percentages may not total due to rounding.

The following table sets forth, for the periods presented, a summary of our segment information:

	Three Months Ended		Six Months Ended
	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
	$ in millions
Net revenue:
Flash	$1,665	$1,657	$3,221	$3,379
HDD	1,367	1,450	2,561	3,464
Total net revenue	$3,032	$3,107	$5,782	$6,843
Gross profit:
Flash	$131	$240	$(30)	$662
HDD	339	300	612	874
Unallocated corporate items:
Stock-based compensation expense	(13)	(12)	(26)	(26)
Amortization of acquired intangible assets	(1)	—	(1)	(1)
Recovery from contamination incident	36	—	36	—
Total unallocated corporate items	22	(12)	9	(27)
Consolidated gross profit	$492	$528	$591	$1,509
Gross margin:
Flash	7.9%	14.5%	(0.9)%	19.6%
HDD	24.8%	20.7%	23.9%	25.2%
Consolidated gross margin	16.2%	17.0%	10.2%	22.1%

The following table sets forth for the periods presented, summary information regarding our disaggregated revenue:

	Three Months Ended		Six Months Ended
	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
	(in millions)
Revenue by End Market
Cloud	$1,071	$1,224	$1,943	$3,053
Client	1,122	1,089	2,269	2,318
Consumer	839	794	1,570	1,472
Total Revenue	$3,032	$3,107	$5,782	$6,843

Revenue by Geography
Asia	$1,699	$1,494	$3,250	$3,180
Americas	804	1,090	1,466	2,513
Europe, Middle East and Africa	529	523	1,066	1,150
Total Revenue	$3,032	$3,107	$5,782	$6,843

Net Revenue

Comparison of Three and Six Months Ended December 29, 2023 to Three and Six Months Ended December 30, 2022

The decrease in consolidated net revenue for the three and six months ended December 29, 2023 from the comparable period in the prior year reflected the current supply-demand imbalance and macroeconomic pressures described in the “Key Developments - Operational Update” section above.

Flash revenue was relatively flat for the three months ended December 29, 2023 from the comparable period in the prior year, primarily reflecting a 21% increase in exabytes sold, offset by a 17% decline in average selling prices per gigabyte. The increase in exabytes sold was due to improved demand from our OEM customers in our Client end market and from all products across our Consumer end market. The decline in average selling prices per gigabyte was due to the supply-demand imbalance described in the “Key Developments - Operational Update” section above as well as a shift in product mix. Flash revenue decreased 5% for the six months ended December 29, 2023 from the comparable period in the prior year, primarily reflecting a 29% decline in average selling prices per gigabyte, partially offset by a 34% increase in exabytes sold. The increase in exabytes sold and the decline in average selling prices per gigabyte were attributable to the same factors described above for the three-month period.

HDD revenue decreased 6% for the three months ended December 29, 2023 from the comparable period in the prior year, primarily as a result of an 8% decline in average selling prices per gigabyte, partially offset by a 2% increase in exabytes sold. The decline in average selling prices per gigabyte was due to a shift in the product mix to larger capacity drives. HDD revenue decreased 26% for the six months ended December 29, 2023 from the comparable period in the prior year primarily as a result of a 24% decrease in exabytes sold, which was driven by lower shipments to customers in our Cloud end market as they adjusted their production levels and right-sized their inventories and a 2% decline in average selling prices per gigabyte primarily attributable to a shift in product mix.

Cloud revenue decreased 13% for the three months ended December 29, 2023 from the comparable period in the prior year, primarily reflecting a 17% decline in average selling prices per gigabyte, partially offset by a 5% increase in exabytes sold. The decline in average selling prices per gigabyte was primarily due to the decline in Flash pricing caused by the supply-demand imbalance described in the “Key Developments - Operational Update” section above. The increase in exabytes sold was driven by higher shipments of our HDD products, partially offset by lower Flash bit shipments. Cloud revenue decreased 36% for the six months ended December 29, 2023 from the comparable period in the prior year, which primarily reflected a 28% decrease in exabytes sold and an 11% decline in average selling prices per gigabyte attributable to the factors described in the “Key Developments - Operational Update” section above.

Client revenue increased 3% for the three months ended December 29, 2023 from the comparable period in the prior year, primarily reflecting a 14% increase in exabytes sold, partially offset by a 10% decline in average selling prices per gigabyte. The increase in exabytes sold was primarily driven by SSD shipments into PC applications. The decline in average selling prices per gigabyte was primarily due to the decline in Flash pricing caused by the supply-demand imbalance described in the “Key Developments - Operational Update” section above. Client revenue decreased 2% for the six months ended December 29, 2023 from the comparable period in the prior year, primarily reflecting a 28% increase in exabytes sold, partially offset by a 23% decline in average selling prices per gigabyte. The increase in exabytes sold and the decline in average selling prices per gigabyte were attributable to the same factors described above for the three-month period.

Consumer revenue increased 6% for the three months ended December 29, 2023 from the comparable period in the prior year, primarily reflecting a 4% increase in average selling prices per gigabyte and 2% increase in exabytes sold. The increase in average selling prices per gigabyte was driven by more favorable product mix. The increase in exabytes sold was driven by improved demand across our products in Flash. Consumer revenue increased 7% for the six months ended December 29, 2023 from the comparable period in the prior year, primarily reflecting a 13% increase in exabytes sold, partially offset by a 6% decline in average selling prices per gigabyte. The increase in exabytes sold was primarily driven by improved demand across our products in Flash. The decline in average selling prices per gigabyte was primarily due to the decline in Flash pricing caused by the supply-demand imbalance described in the “Key Developments - Operational Update” section above

The changes in net revenue by geography for the three and six months ended December 29, 2023 from the comparable period in the prior year reflected higher revenue in the Asia region from Cloud customers, particularly in China and a decline in the Americas as certain large customers reduced purchases to align their inventories with current market demand.

Our top 10 customers accounted for 39% of our net revenue for the three months ended December 29, 2023, compared to 47% of our net revenue for the three months ended December 30, 2022. Our top 10 customers accounted for 39% of our net revenue for the six months ended December 29, 2023, compared to 48% of our net revenue for the six months ended December 30, 2022. For each of the three and six months ended December 29, 2023 and December 30, 2022, no single customer accounted for 10% or more of our net revenue.

Consistent with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. These programs represented 18% and 19% of gross revenue for the three and six months ended December 29, 2023, respectively. The amounts attributed to our sales incentive and marketing programs generally vary according to several factors including industry conditions, list pricing strategies, seasonal demand, competitor actions, channel mix and overall availability of products. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue.

Gross Profit and Gross Margin

Consolidated gross profit decreased by $36 million for the three months ended December 29, 2023 from the comparable period in the prior year, which primarily reflected charges of approximately $156 million ($107 million in Flash and $49 million in HDD) for unabsorbed manufacturing overhead costs as a result of the reduced utilization of our manufacturing capacity, partially offset by a $36 million recovery from insurance carriers recognized in the current year period related to a contamination incident that occurred at Flash Ventures’ fabrication facilities in both Yokkaichi and Kitakami, Japan in 2022, compared to $100 million of such charges in the same period in the prior year (all in HDD). Consolidated gross margin decreased 1 percentage point for the three months ended December 29, 2023, compared to the same period in the prior year, due to the net charges noted above. Flash gross margin decreased by approximately 7 percentage points year over year, with approximately 3 percentage points of the decline due to the higher net charges in Flash in the current period as noted above and the remainder driven by the lower average selling prices per gigabyte. HDD gross margin increased by 4 percentage points year over year, which primarily reflected the higher net charges in HDD in the current period as noted above.

Consolidated gross profit decreased by $918 million for the six months ended December 29, 2023 from the comparable period in the prior year, which primarily reflected the decrease in revenue described above as well as charges of approximately $381 million ($249 million in Flash and $132 million in HDD) for unabsorbed manufacturing overhead costs, partially offset by the $36 million recovery from the contamination incident noted above, recognized in the current period compared to $100 million of such charges in the same period in the prior year (all in HDD). Consolidated gross margin decreased 12 percentage points for the six months ended December 29, 2023 from the comparable period in the prior year, with approximately 5 percentage points of the decline due to the higher net charges in the current period as noted above and the remainder primarily driven by the lower average selling prices per gigabyte in Flash. Flash gross margin decreased by approximately 21 percentage points year over year, with approximately 8 percentage points of the decline due to the higher net charges in Flash in the current period as noted above and the remainder driven by the lower average selling prices per gigabyte. HDD gross margin decreased by 1 percentage point year over year due to the higher net charges in HDD in the current period as noted above.

Operating Expenses

Research and development (“R&D”) expense decreased $79 million for the three months ended December 29, 2023 from the comparable period in the prior year. The decline was primarily driven by a $40 million decrease in compensation and benefits due to lower headcount and a $25 million decrease due to lower depreciation expenses and reductions in R&D project spending as well as other savings as we took actions to reduce expenses in the current environment. R&D expense decreased $200 million for the six months ended December 29, 2023 from the comparable period in the prior year. The decline was primarily driven by a $110 million decrease in compensation and benefits due to lower headcount, and a $73 million decrease due to lower depreciation expenses and reductions in R&D project spending as well as other savings as we took actions to reduce expenses in the current environment.

Selling, general and administrative (“SG&A”) expense decreased $52 million for the three months ended December 29, 2023 from the comparable period in the prior year. The decline was primarily driven by a $39 million decrease in intangible amortization expense as certain assets became fully amortized, a $17 million decrease in compensation and benefits due to lower headcount, and a $12 million decrease in professional services, partially offset by $20 million increase in strategic review costs. SG&A expense decreased $92 million for the six months ended December 29, 2023 from the comparable period in the prior year. The decline was primarily driven by a $77 million decrease in intangible amortization expense, a $36 million decrease in compensation and benefits due to lower headcount, and a $18 million decrease in professional services, partially offset by a $37 million increase in strategic review costs.

Employee termination, asset impairment and other decreased $52 million for the three months ended December 29, 2023 from the comparable period in the prior year, reflecting fewer restructuring actions taken in the current period. Employee termination, asset impairment and other decreased $19 million for the six months ended December 29, 2023 from the comparable period in the prior year. The decrease primarily reflected fewer restructuring actions taken and a gain on the sale-leaseback of our Milpitas, California facility, partially offset by higher contract termination charges and asset impairments caused by project cancellations. For information regarding Employee termination, asset impairment and other, see Part I, Item 1, Note 14, Employee Termination, Asset Impairment, and Other of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Business separation costs were $36 million for the three and six months ended December 29, 2023, primarily reflecting $33 million of charges for stamp duty associated with establishing new legal entities to support the planned separation of our Flash and HDD businesses.

Interest and Other Expense

Total interest and other expense, net decreased $11 million for the three months ended December 29, 2023 from the comparable period in the prior year, primarily reflecting higher other income, net, of $37 million, driven by a gain on our strategic investments, and higher interest income of $9 million due to higher interest rates, partially offset by $35 million of higher interest expense resulting from increases in interest rates and the higher outstanding debt balance. Total interest and other expense, net increased $10 million for the six months ended December 29, 2023 from the comparable period in the prior year, primarily reflecting $63 million of higher interest expense resulting from increases in interest rates and the higher outstanding debt balance, partially offset by higher other income, net, of $38 million, driven by a net gain on our strategic investments and $15 million of higher interest income due to higher interest rates.

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

The following table sets forth Income tax information from our Condensed Consolidated Statements of Operations by dollar and effective tax rate:

	Three Months Ended		Six Months Ended
	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
	$ in millions
Loss before taxes	$(259)	$(381)	$(941)	$(288)
Income tax expense	28	70	31	116
Effective tax rate	(11)%	(18%)	(3)%	(40%)

Beginning in 2023, the 2017 Act has required us to capitalize and amortize R&D expenses rather than expensing them in the year incurred. The tax effects related to the capitalization of R&D expenses are included in the effective tax rate for the three and six months ended December 29, 2023, but did not have a material impact on our effective tax rate. The primary drivers of the difference between the effective tax rate for the three and six months ended December 29, 2023 and the U.S. Federal statutory rate of 21% are the relative mix of earnings and losses by jurisdiction, the deduction for foreign-derived intangible income, credits, and tax holidays in Malaysia, the Philippines and Thailand that have or will expire at various dates during fiscal years 2024 through 2031. On November 1, 2023, one of our tax holidays in Malaysia expired. We have applied for an extension and anticipate it will apply retroactively and begin on November 2, 2023. Because the exact terms of the extension are not currently known, we are applying the Malaysia corporate statutory tax rate on the expired tax holiday income. If a retroactive extension is granted, we will make an adjustment to our effective tax rate in that period. The effective tax rate for the six months ended December 29, 2023 includes the discrete effect of a net decrease of $30 million to the liability for unrecognized tax benefits, which includes interest and offsetting tax benefits, as a result of adjustments to align with IRS calculations.

The primary drivers of the difference between the effective tax rate for the three and six months ended December 30, 2022 and the U.S. Federal statutory rate of 21% were the relative mix of earnings and losses by jurisdiction, the deduction for foreign derived intangible income, credits, and tax holidays in Malaysia, the Philippines and Thailand.

Our future effective tax rate is subject to future regulatory developments and changes in the mix of our U.S. earnings compared to foreign earnings. The 2017 Act requires us to capitalize and amortize R&D expenses rather than expensing them in the year incurred. As described above, these capitalized expenses are included in our effective tax rate for the three and six months ended December 29, 2023, but did not have a material impact on the effective tax rate in those periods due to our reduced profitability. Mandatory capitalization of R&D is expected to materially increase our effective tax rate and taxes paid in future periods, if not repealed or otherwise modified. In addition, our total tax expense in future years may also vary as a result of discrete items such as excess tax benefits or deficiencies.

For additional information regarding Income tax expense, see Part I, Item 1, Note 12, Income Tax Expense, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

The following table summarizes our statements of cash flows:

	Six Months Ended
	December 29, 2023	December 30, 2022
	(in millions)
Net cash provided by (used in):
Operating activities	$(718)	$41
Investing activities	24	(482)
Financing activities	1,151	(12)
Effect of exchange rate changes on cash	1	(3)
Net increase (decrease) in cash and cash equivalents	$458	$(456)

We reached a final agreement with the IRS and received notices of deficiency with respect to years 2008 through 2012 and have tentatively reached a basis for resolving the notices of proposed adjustments with respect to years 2013 through 2015. During the six months ended December 29, 2023, the Company made payments of $363 million for tax and $160 million for interest with respect to years 2008 through 2012 and recorded adjustments to align with IRS calculations, resulting in a remaining liability of $187 million as of December 29, 2023, related to all years from 2008 through 2015. The Company expects to pay any remaining balance with respect to this matter within the next twelve months.

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

We believe our Cash and cash equivalents and our available revolving credit facility will be sufficient to meet our working capital, debt and capital expenditure needs for at least the next twelve months and for the foreseeable future thereafter, as we navigate the current market downturn before returning to profitable operations and positive cash flows when the market normalizes. We believe we can also access the various debt capital markets to further supplement our liquidity position if necessary. Our ability to sustain our working capital position is subject to a number of risks that we discuss in Part II, Item 1A, Risk Factors, in this Quarterly Report on Form 10-Q and in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended June 30, 2023.

A total of $1.69 billion and $1.28 billion of our Cash and cash equivalents was held by our foreign subsidiaries as of December 29, 2023 and June 30, 2023, respectively. There are no material tax consequences that have not been accrued for on the repatriation of this cash.

Our cash equivalents are primarily invested in money market funds that invest in U.S. Treasury securities and U.S. Government agency securities. In addition, from time to time, we also invest directly in certificates of deposit, asset-backed securities and corporate and municipal notes and bonds.

Operating Activities

Net cash provided by or used in operating activities primarily consists of net income or loss, adjusted for non-cash charges, plus or minus changes in operating assets and liabilities. Net cash used for changes in operating assets and liabilities was $102 million for the six months ended December 29, 2023, as compared to $255 million for the six months ended December 30, 2022, which largely reflects the reduction in operating assets resulting from the reduction in volume of our business, partially offset by payments made on the IRS matter, as discussed above. Changes in our operating assets and liabilities are largely affected by our working capital requirements, which are dependent on our volume of business and the effective management of our cash conversion cycle as well as the timing of payments for taxes. During the six months ended December 29, 2023, the change in operating assets and liabilities included payments to the IRS of $523 million, including interest, as discussed in “Short- and Long-term Liquidity - Unrecognized Tax Benefits” section below. Our cash conversion cycle measures how quickly we can convert our products into cash through sales. The cash conversion cycles were as follows (in days):

	Three Months Ended
	December 29, 2023	December 30, 2022
Days sales outstanding	46	56
Days in inventory	115	133
Days payable outstanding	(63)	(55)
Cash conversion cycle	98	134

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

For the three months ended December 29, 2023, DSO decreased by 10 days from the comparable period in the prior year, primarily reflecting the timing of shipments and customer collections. DIO decreased by 18 days from the comparable period in the prior year, primarily reflecting lower production volumes, lower inventory cycle time which reduces the inventory levels we need to maintain to meet customer orders, and an increase in products shipped. DPO decreased by 8 days from the comparable period in the prior year primarily due to routine variations in the timing of purchases and payments during the period as well as slightly more favorable payment terms.

Investing Activities

Net cash provided by investing activities for the six months ended December 29, 2023 primarily consisted of $79 million in proceeds from net activity related to Flash Ventures and $26 million of proceeds from net activity related to strategic investments, partially offset by $81 million in capital expenditures, net of proceeds from disposals of assets, which includes the proceeds from the sale-leaseback of our Milpitas, California facility. Net cash used in investing activities for the six months ended December 30, 2022 primarily consisted of $578 million in capital expenditures, partially offset by $82 million in proceeds from net activity related to Flash Ventures.

Financing Activities

During the six months ended December 29, 2023, net cash provided by financing activities primarily consisted of $2.20 billion in proceeds from issuance of the 2028 Convertible Notes and the drawdown of the Delayed Draw Term Loan, partially offset by $505 million used to repurchase a portion of the 2024 Convertible Notes, and $338 million in repayments of the Delayed Draw Term Loan and Term Loan A-2 maturing 2027, and $155 million for the purchase of capped calls to hedge the potential dilution impact of the conversion feature of the 2028 Convertible Notes. During the six months ended December 30, 2022 cash flows from financing activities primarily consisted of $55 million used for taxes paid on vested stock awards under employee stock plans, partially offset by $48 million from the issuance of stock under employee stock plans. In addition, we drew and repaid $1.18 billion under our revolving credit facility within the prior year period.

Off-Balance Sheet Arrangements

Other than the commitments related to Flash Ventures incurred in the normal course of business and certain indemnification provisions (see “Short- and Long-term Liquidity - Purchase Obligations and Other Commitments” below), we do not have any other material off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets, or any other obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not included in the Condensed Consolidated Financial Statements. Additionally, with the exception of Flash Ventures and our joint venture with Unisplendour Corporation Limited and Unissoft (Wuxi) Group Co. Ltd., we do not have an interest in, or relationships with, any variable interest entities. For additional information regarding our off-balance sheet arrangements, see Part I, Item 1, Note 9, Related Parties and Related Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Short- and Long-term Liquidity

Material Cash Requirements

In addition to cash requirements for unrecognized tax benefits and dividend rights with respect to the Series A Preferred Stock discussed below, the following is a summary of our known material cash requirements, including those for capital expenditures, as of December 29, 2023:

	Total	1 Year (Remaining Six Months of 2024)	2-3 Years (2025-2026)	4-5 Years (2027-2028)	More than 5 Years (Beyond 2028)
	(in millions)
Long-term debt, including current portion(1)	$8,454	$967	$2,600	$3,887	$1,000
Interest on debt	1,281	207	735	239	100
Flash Ventures related commitments(2)	3,928	1,096	2,078	704	50
Operating leases	610	34	135	111	330
Purchase obligations and other commitments	687	148	340	69	130
Mandatory deemed repatriation tax	464	—	464	—	—
Total	$15,424	$2,452	$6,352	$5,010	$1,610

(1)Principal portion of debt, excluding issuance costs. Includes the 2024 Convertible Notes that remained outstanding as of December 29, 2023 but which we settled in full on February 1, 2024. See “Key Developments - Financing Activities” section above.
(2)Includes reimbursement for depreciation and lease payments on owned and committed equipment, funding commitments for loans and equity investments and payments for other committed expenses, including R&D and building depreciation. Funding commitments assume no additional operating lease guarantees. Additional operating lease guarantees can reduce funding commitments.

Dividend rights

On January 31, 2023, we issued an aggregate of 900,000 shares of Series A Preferred Stock for an aggregate purchase price of $900 million. These shares are entitled to cumulative preferred dividends. See Part II, Item 8, Note 13, Shareholders’ Equity and Convertible Preferred Stock, of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended June 30, 2023 and Part I, Item 1, Note 11, Shareholders’ Equity and Convertible Preferred Stock, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information regarding the dividend provisions.
Debt
As described in “Key Developments - Financing Activities” above, we undertook several liability-management actions during the quarter, including the issuance of the 2028 Convertible Notes, the partial repurchase of our 2024 Convertible Notes and the partial repayment of the Delayed Term Loan. In addition, on February 1, 2024, we settled all remaining 2024 Convertible Notes in accordance with their original terms for an aggregate cash principal payment of $592 million plus interest.

In addition to our existing debt, as of December 29, 2023, we had $2.25 billion available for borrowing under our revolving credit facility until January 2027, subject to customary conditions under the loan agreement. The agreements governing our credit facilities each include limits on secured indebtedness and certain types of unsecured subsidiary indebtedness and require us and certain of our subsidiaries to provide guarantees and collateral to the extent the conditions providing for such guarantees and collateral are met. Additional information regarding our indebtedness, including information about availability under our revolving credit facility and the principal repayment terms, interest rates, covenants, collateral and other key terms of our outstanding indebtedness, is included in Part II, Item 8, Note 8, Debt, of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2023 and Note 7, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The loan agreements governing our revolving credit facility, our Term Loan A-2 maturing 2027, and our Delayed Draw Term Loan require us to comply with certain financial covenants, consisting of a leverage ratio, a minimum liquidity and a free cash flow requirement. As of December 29, 2023, we were in compliance with these financial covenants.

Flash Ventures

Flash Ventures sells to and leases back from a consortium of financial institutions a portion of its tools and has entered into equipment lease agreements of which we guarantee half or all of the outstanding obligations under each lease agreement. The leases are subject to customary covenants and cancellation events that relate to Flash Ventures and each of the guarantors. The occurrence of a cancellation event could result in an acceleration of the lease obligations and a call on our guarantees. As of December 29, 2023, we were in compliance with all covenants under these Japanese lease facilities. See Part I, Item 1, Note 9, Related Parties and Related Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding Flash Ventures.

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

Mandatory Deemed Repatriation Tax

The following is a summary of our estimated mandatory deemed repatriation tax obligations that are payable in the following years:

December 29, 2023
(in millions)
2025	$265
2026	199
Total	$464

Unrecognized Tax Benefits

As of December 29, 2023, the liability for unrecognized tax benefits (excluding accrued interest and penalties) was $677 million. Accrued interest and penalties related to unrecognized tax benefits are recognized in liabilities for uncertain tax positions and are recorded in the provision for income taxes. Accrued interest and penalties included in our liability related to unrecognized tax benefits as of December 29, 2023 was $161 million. Of these amounts, approximately $671 million could result in potential cash payments.

As noted above, we reached a final agreement with the IRS regarding notices of deficiency with respect to years 2008 through 2012 and have tentatively reached a basis for resolving the notices of proposed adjustments with respect to years 2013 through 2015. During the six months ended December 29, 2023, we made payments of $363 million for tax and $160 million for interest with respect to years 2008 through 2012 and recorded adjustments to align with IRS calculations, resulting in a remaining liability of $187 million as of December 29, 2023 related to all years from 2008 through 2015. We expect to pay any remaining balance with respect to this matter within the next twelve months.

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

Mandatory Research and Development Expense Capitalization

Since the beginning of 2023, the 2017 Act has required us to capitalize and amortize R&D expenses rather than expensing them in the year incurred, which is expected to result in materially higher cash tax payments in future profitable periods, if not repealed or otherwise modified.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Except as disclosed below, there have been no material changes to our market risk during the six months ended December 29, 2023. See Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended June 30, 2023 for further information about our exposure to market risk.

Foreign Currency Risk

We have performed sensitivity analyses as of December 29, 2023 and June 30, 2023 using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our foreign currency derivative contracts used to offset the underlying exposures. The foreign currency exchange rates used in performing the sensitivity analyses were based on market rates in effect at December 29, 2023 and June 30, 2023. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar would result in a foreign exchange fair value loss of $283 million and $285 million at December 29, 2023 and June 30, 2023, respectively.

Interest Rate Risk

We have generally held a balance of fixed and variable rate debt. As of December 29, 2023, our variable rate debt outstanding consisted of our Term Loan A-2 and Delayed Draw Term Loan, which are based on various index rates as discussed further in Note 7, Debt, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. As of December 29, 2023, the outstanding balance on our variable rate debt was $3.0 billion and a one percent increase in the variable rate of interest would increase annual interest expense by $30 million.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the second quarter of fiscal year 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 12, Income Tax Expense, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for disclosures regarding the status of statutory notices of deficiency issued by the IRS with regards to tax years 2008 through 2015.

Item 1A.    Risk Factors

We have described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2023 a number of risks and uncertainties that could cause our actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. Except as discussed below, there have been no material changes from these risk factors previously described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2023, as updated by the risk factors described in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended September 29, 2023. These risks and uncertainties are not the only risks facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business, financial condition, results of operations or the market price of our common stock.

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

Substantially all of our flash-based memory is supplied by Flash Ventures, which limits our ability to respond to market demand and supply changes and makes our financial results particularly susceptible to variations from our forecasts and expectations. For example, we are contractually obligated to pay for 50% of the fixed costs of Flash Ventures regardless of whether we order any flash-based memory, and our orders placed with Flash Ventures on a three-month rolling basis are binding. As a result, a failure to accurately forecast supply and demand could cause us to over-invest or under-invest in inventory, technology transitions or the expansion of Flash Ventures’ capacity. Over-investment by us or our competitors can result in excess supply and lead to significant decreases in our product prices, significant excess, obsolete inventory or inventory write-downs or underutilization charges, and the potential impairment of our investments in Flash Ventures. For example, in 2023, we incurred charges for unabsorbed manufacturing overhead costs as a result of the reduced utilization of our manufacturing capacity and charges to write-down our inventory as a result of decreases in market pricing, which together aggregated to $404 million for our Flash business. These charges were attributable to a significant imbalance of supply and demand and our actions taken in response thereto. On the other hand, if we under-invest in Flash Ventures, or otherwise grow or transition Flash Ventures’ capacity too slowly, we may not have enough supply of flash-based memory, or the right type of flash-based memory, to meet demand on a timely and cost effective basis, and we may lose opportunities for revenue, gross margin and market share as a result. If our supply is limited, we might make strategic decisions with respect to the allocation of our supply among our products and customers, which could result in less favorable gross margins or damage customer relationships.

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

The variety and volume of products we manufacture are based in part on accurately forecasting market and customer demand for our products. Accurately forecasting demand has become increasingly difficult for us, our customers and our suppliers due to volatility in global economic conditions, end market dynamics and industry consolidation, resulting in less availability of historical market data for certain product segments. Further, for many of our OEM customers utilizing just-in-time inventory, we do not generally require firm order commitments and instead receive a periodic forecast of requirements, which may prove to be inaccurate. In addition, because our products are designed to be largely interchangeable with competitors’ products, our demand forecasts may be impacted significantly by the strategic actions of our competitors. As forecasting demand becomes more difficult, the risk that our forecasts are not in line with demand increases. This has caused, and may in the future cause, our forecasts to exceed actual market demand, resulting in periods of product oversupply, excess inventory, underutilization of manufacturing capacity and price decreases, which has impacted and could further impact our sales, ASPs and gross margin or require us to incur additional inventory write-downs or additional charges for unabsorbed manufacturing overhead, thereby negatively affecting our operating results and our financial condition. For example, in 2023 we incurred charges for unabsorbed manufacturing overhead costs as a result of the reduced utilization of our manufacturing capacity and charges to write-down our inventory as a result of decreases in market pricing, which together aggregated to $605 million. These charges were attributable to a significant imbalance of supply and demand and our actions taken in response thereto. If market demand increases significantly beyond our forecasts or beyond our ability to add manufacturing capacity, then we may not be able to satisfy customer product needs, possibly resulting in a loss of market share if our competitors are able to meet customer demands. In addition, some of our components have long lead-times, requiring us to place orders several months in advance of anticipated demand. Such long lead-times increase the risk of excess inventory, potentially resulting in inventory write-downs, or loss of sales in the event our forecasts vary substantially from actual demand.

Item 5.    Other Information

Insider Trading Arrangements

During the second quarter, the following directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted trading arrangements for the purchase or sale of securities that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act (“Rule 10b5-1 Plan”):

•Michael Ray, Executive Vice President, Chief Legal Officer and Secretary of the Company, adopted a Rule 10b5-1 Plan on November 8, 2023. Under this plan, up to an aggregate of 87,902 shares of the Company’s common stock may be sold before the plan expires on May 9, 2025.

•Kimberly E. Alexy, a director of the Company, adopted a Rule 10b5-1 Plan on November 24, 2023. Under this plan, up to an aggregate of 5,648 shares of the Company’s common stock may be sold before the plan expires on November 24, 2025.

•Gene Zamiska, Senior Vice President, Global Accounting and Chief Accounting Officer of the Company, adopted a Rule 10b5-1 Plan on December 1, 2023. Under this plan, up to an aggregate of 26,432 shares of the Company’s common stock may be sold before the plan expires on May 1, 2025.

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

4.1	Second Supplemental Indenture, dated as of October 10, 2023, by and among Western Digital Technologies, Inc. and U.S. Bank Trust Company, National Association, as Trustee (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on October 10, 2023)
4.2	Indenture, dated as of November 3, 2023 (the “Indenture”), among (i) Western Digital Corporation, (ii) Western Digital Technologies, Inc., as guarantor, and (iii) U.S. Bank Trust Company, National Association, as trustee (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on November 3, 2023)
4.3	Form of Global Note, representing Western Digital corporation’s 3.00% convertible senior notes due 2028 (included as Exhibit A to the Indenture filed as Exhibit 4.1) (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on November 3, 2023)
10.1	Form of Confirmation for Capped Call Transactions (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on November 3, 2023)
10.2	Western Digital Corporation Amended and Restated 2021 Long-Term Incentive Plan, amended and restated as of August 22, 2023 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on November 17, 2023)*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

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
Dated: February 12, 2024