Form 10-Q
period 2024-03-29
WESTERN DIGITAL CORP
filed 2024-04-30
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of the close of business on April 22, 2024, 326,524,668 shares of common stock, par value $0.01 per share, were outstanding.

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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning: expectations regarding our plan to separate our HDD and Flash business units; the global macroeconomic environment; expectations regarding demand trends and market conditions for our products; expectations regarding long-term growth opportunities; expectations related to our agreed sale of a portion of our equity interest in SanDisk Semiconductor (Shanghai) Co. Ltd.; expectations regarding our product development and technology plans; expectations regarding capital expenditure plans and investments, including relating to our Flash Ventures joint venture with Kioxia Corporation (“Kioxia”); expectations regarding our effective tax rate and our unrecognized tax benefits; our ability to improve through-cycle profitability; and our beliefs regarding our capital allocation plans and the sufficiency of our available liquidity and access to capital markets to meet our working capital, debt and capital expenditure needs.

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
•operational, financial and legal challenges and difficulties inherent in implementing a separation of the company's HDD and Flash businesses;
•the final approval of the separation by the company's board of directors;
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
•the impact of business and market conditions;
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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	March 29, 2024	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,894	$2,023
Accounts receivable, net	1,800	1,598
Inventories	3,215	3,698
Other current assets	623	567
Total current assets	7,532	7,886
Property, plant and equipment, net	3,253	3,620
Notes receivable and investments in Flash Ventures	1,099	1,410
Goodwill	10,034	10,037
Other intangible assets, net	78	80
Other non-current assets	1,805	1,513
Total assets	$23,801	$24,546
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,400	$1,293
Accounts payable to related parties	310	292
Accrued expenses	972	1,288
Income taxes payable	476	999
Accrued compensation	445	349
Current portion of long-term debt	450	1,213
Total current liabilities	4,053	5,434
Long-term debt	7,318	5,857
Other liabilities	1,433	1,415
Total liabilities	12,804	12,706
Commitments and contingencies (Notes 9, 10, 12 and 16)
Convertible preferred stock, $0.01 par value; authorized — 5 shares; issued and outstanding — 1 shares; aggregate liquidation preference of $968 and $924, respectively	876	876
Shareholders’ equity:
Common stock, $0.01 par value; authorized — 450 shares; issued and outstanding — 326 shares and 322 shares, respectively	3	3
Additional paid-in capital	4,018	3,936
Accumulated other comprehensive loss	(636)	(548)
Retained earnings	6,736	7,573
Total shareholders’ equity	10,121	10,964
Total liabilities, convertible preferred stock and shareholders’ equity	$23,801	$24,546

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Revenue, net	$3,457	$2,803	$9,239	$9,646
Cost of revenue	2,456	2,517	7,647	7,851
Gross profit	1,001	286	1,592	1,795
Operating expenses:
Research and development	494	476	1,369	1,551
Selling, general and administrative	203	242	608	739
Employee termination, asset impairment, and other	8	40	89	140
Business separation costs	23	—	59	—
Total operating expenses	728	758	2,125	2,430
Operating income (loss)	273	(472)	(533)	(635)
Interest and other expense:
Interest income	10	10	30	15
Interest expense	(108)	(80)	(314)	(223)
Other income, net	3	14	54	27
Total interest and other expense, net	(95)	(56)	(230)	(181)
Income (loss) before taxes	178	(528)	(763)	(816)
Income tax expense	43	43	74	159
Net income (loss)	135	(571)	(837)	(975)
Less: cumulative dividends allocated to preferred shareholders	15	9	44	9
Less: income attributable to preferred shareholders	7	—	—	—
Net income (loss) attributable to common shareholders	$113	$(580)	$(881)	$(984)

Net income (loss) per common share:
Basic	$0.35	$(1.82)	$(2.72)	$(3.09)
Diluted	$0.34	$(1.82)	$(2.72)	$(3.09)

Weighted average shares outstanding:
Basic	326	319	324	318
Diluted	335	319	324	318

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Net income (loss)	$135	$(571)	$(837)	$(975)
Other comprehensive income (loss), before tax:
Actuarial pension gain (loss)	—	(1)	—	(1)
Foreign currency translation adjustment	(75)	(8)	(55)	11
Net unrealized gain (loss) on derivative contracts	(86)	21	(45)	233
Total other comprehensive income (loss), before tax	(161)	12	(100)	243
Income tax benefit (expense) related to items of other comprehensive income (loss), before tax	18	(6)	12	(39)
Other comprehensive income (loss), net of tax	(143)	6	(88)	204
Total comprehensive loss	$(8)	$(565)	$(925)	$(771)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	March 29, 2024	March 31, 2023
Cash flows from operating activities
Net loss	$(837)	$(975)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	430	643
Stock-based compensation	226	246
Deferred income taxes	(120)	30
Gain on disposal of assets	(87)	(7)
Non-cash asset impairment	99	18
Gain on repurchase of debt	(4)	—
Amortization of debt issuance costs and discounts	14	9
Other non-cash operating activities, net	24	(8)
Changes in:
Accounts receivable, net	(202)	1,213
Inventories	483	(341)
Accounts payable	211	(442)
Accounts payable to related parties	18	(54)
Accrued expenses	(310)	(484)
Income taxes payable	(524)	144
Accrued compensation	97	(169)
Other assets and liabilities, net	(178)	(163)
Net cash used in operating activities	(660)	(340)
Cash flows from investing activities
Purchases of property, plant and equipment	(371)	(702)
Proceeds from the sale of property, plant and equipment	195	14
Notes receivable issuances to Flash Ventures	(184)	(496)
Notes receivable proceeds from Flash Ventures	391	542
Strategic investments and other, net	—	22
Net cash provided by (used in) investing activities	31	(620)
Cash flows from financing activities
Issuance of stock under employee stock plans	40	49
Taxes paid on vested stock awards under employee stock plans	(66)	(69)
Net proceeds from convertible preferred stock	(5)	882
Purchase of capped calls	(155)	—
Repurchases of debt	(505)	—
Repayments of debt	(1,267)	(1,180)
Proceeds from debt	2,500	1,180
Debt issuance costs	(36)	(6)
Net cash provided by financing activities	506	856
Effect of exchange rate changes on cash	(6)	(3)
Net decrease in cash and cash equivalents	(129)	(107)
Cash and cash equivalents, beginning of year	2,023	2,327
Cash and cash equivalents, end of period	$1,894	$2,220
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$874	$181
Cash paid for interest	$321	$252

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	1	$876	322	$3	$3,936	$(548)	$7,573	$10,964
Net loss	—	—	—	—	—	—	(685)	(685)
Employee stock plans	—	—	2	—	(43)	—	—	(43)
Stock-based compensation	—	—	—	—	77	—	—	77
Foreign currency translation adjustment	—	—	—	—	—	(38)	—	(38)
Net unrealized loss on derivative contracts	—	—	—	—	—	(45)	—	(45)
Balance at September 29, 2023	1	$876	324	$3	$3,970	$(631)	$6,888	$10,230
Net loss	—	—	—	—	—	—	(287)	(287)
Employee stock plans	—	—	2	—	33	—	—	33
Stock-based compensation	—	—	—	—	72	—	—	72
Purchase of capped calls related to the issuance of convertible notes, net of tax	—	—	—	—	(118)	—	—	(118)
Foreign currency translation adjustment	—	—	—	—	—	58	—	58
Net unrealized gain on derivative contracts	—	—	—	—	—	80	—	80
Balance at December 29, 2023	1	$876	326	$3	$3,957	$(493)	$6,601	$10,068
Net income	—	—	—	—	—	—	135	135
Employee stock plans	—	—	—	—	(16)	—	—	(16)
Stock-based compensation	—	—	—	—	77	—	—	77
Foreign currency translation adjustment	—	—	—	—	—	(75)	—	(75)
Net unrealized loss on derivative contracts	—	—	—	—	—	(68)	—	(68)
Balance at March 29, 2024	1	$876	326	$3	$4,018	$(636)	$6,736	$10,121

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at July 1, 2022	—	$—	315	$3	$3,733	$(579)	$9,166	$12,323
Adoption of new accounting standards	—	—	—	—	(128)	—	91	(37)
Net income	—	—	—	—	—	—	47	47
Employee stock plans	—	—	3	—	(50)	—	—	(50)
Stock-based compensation	—	—	—	—	86	—	—	86
Foreign currency translation adjustment	—	—	—	—	—	(87)	—	(87)
Net unrealized loss on derivative contracts	—	—	—	—	—	(60)	—	(60)
Balance at September 30, 2022	—	$—	318	$3	$3,641	$(726)	$9,304	$12,222
Net loss	—	—	—	—	—	—	(451)	(451)
Employee stock plans	—	—	1	—	43	—	—	43
Stock-based compensation	—	—	—	—	86	—	—	86
Foreign currency translation adjustment	—	—	—	—	—	117	—	117
Net unrealized gain on derivative contracts	—	—	—	—	—	228	—	228
Balance at December 30, 2022	—	$—	319	$3	$3,770	$(381)	$8,853	$12,245
Net loss	—	—	—	—	—	—	(571)	(571)
Issuance of convertible preferred stock, net of issuance costs	1	876	—	—	—	—	—	—
Employee stock plans	—	—	1	—	(13)	—	—	(13)
Stock-based compensation	—	—	—	—	74	—	—	74
Actuarial pension gain	—	—	—	—	—	(1)	—	(1)
Foreign currency translation adjustment	—	—	—	—	—	(9)	—	(9)
Net unrealized gain on derivative contracts	—	—	—	—	—	16	—	16
Balance at March 31, 2023	1	$876	320	$3	$3,831	$(375)	$8,282	$11,741

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

Fiscal Year

The Company’s fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every five to six years, the Company reports a 53-week fiscal year to align the fiscal year with the foregoing policy. Fiscal year 2024, which will end on June 28, 2024, and fiscal year 2023, which ended on June 30, 2023, are each comprised of 52 weeks, with all quarters presented consisting of 13 weeks.

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

Business Separation Costs

On October 30, 2023, the Company announced that its Board of Directors had completed its strategic review of its business and, after evaluating a comprehensive range of alternatives, authorized the Company to pursue a plan to separate its Flash and HDD business units to create two independent, public companies. As a result of the plan, the Company incurred separation and transition costs and expects to incur such costs through the completion of the separation of the businesses, which the Company targets in the second half of calendar year 2024. The separation and transition costs are recorded within Business separation costs in the Condensed Consolidated Statements of Operations.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revision of Previously Issued Financial Statements

As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the period ended December 28, 2023, in connection with the preparation of its Condensed Consolidated Financial Statements as of and for the three and six months ended December 29, 2023, the Company identified certain errors related to the Company’s reporting and recording of its interests in its equity method investments in Flash Partners Ltd., Flash Alliance Ltd., and Flash Forward Ltd. (collectively, “Flash Ventures”). The errors related to unadjusted differences between Flash Ventures’ application of Japanese generally accepted accounting principles to certain lease-related transactions compared to the applicable U.S. generally accepted accounting principles. These unadjusted differences resulted in differences in the equity in earnings from these entities recognized by the Company in Other income (expense), net and the carrying value of the Company’s equity method investments in Flash Ventures.

Based on an analysis of quantitative and qualitative factors in accordance with SAB No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” and as described further in Note 17, Revision of Previously Issued Financial Statements, the Company evaluated the errors and determined the related impacts were not material to its financial statements for the prior periods when they occurred, but that correcting the cumulative errors in the period detected would have been material to the Company's results of operations for that period. Accordingly, the Company has revised previously reported financial information presented herein for such immaterial errors. A summary of revisions to the Condensed Consolidated Financial Statements presented herein is included for comparative purposes in Note 17, Revision of Previously Issued Financial Statements.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3.    Business Segments, Geographic Information, and Concentrations of Risk

The following table summarizes the operating performance of the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
	$ in millions
Revenue, net:
Flash	$1,705	$1,307	$4,926	$4,686
HDD	1,752	1,496	4,313	4,960
Total net revenue	$3,457	$2,803	$9,239	$9,646
Gross profit:
Flash	$467	$(65)	$437	$597
HDD	545	363	1,157	1,237
Total gross profit for segments	1,012	298	1,594	1,834
Unallocated corporate items:
Stock-based compensation expense	(11)	(12)	(37)	(38)
Amortization of acquired intangible assets	(1)	—	(2)	(1)
Recovery from contamination incident	1	—	37	—
Total unallocated corporate items	(11)	(12)	(2)	(39)
Consolidated gross profit	$1,001	$286	$1,592	$1,795
Gross margin:
Flash	27.4%	(5.0)%	8.9%	12.7%
HDD	31.1%	24.3%	26.8%	24.9%
Consolidated gross margin	29.0%	10.2%	17.2%	18.6%

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company’s disaggregated revenue information is as follows:

	Three Months Ended		Nine Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
	(in millions)
Revenue by end market
Cloud	$1,553	$1,205	$3,496	$4,258
Client	1,174	975	3,443	3,293
Consumer	730	623	2,300	2,095
Total revenue	$3,457	$2,803	$9,239	$9,646

Revenue by geography
Asia	$1,740	$1,353	$4,990	$4,533
Americas	1,154	935	2,620	3,448
Europe, Middle East and Africa	563	515	1,629	1,665
Total revenue	$3,457	$2,803	$9,239	$9,646

The Company’s top 10 customers accounted for 42% and 38% of its net revenue for each of the three and nine months ended March 29, 2024 and 49% and 45% of its net revenue for the three and nine months ended March 31, 2023, respectively. For the three and nine months ended March 29, 2024 and March 31, 2023, no single customer accounted for 10% or more of the Company’s net revenue.

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

	Flash	HDD	Total
	(in millions)
Balance at June 30, 2023	$5,716	$4,321	$10,037
Foreign currency translation adjustment	(2)	(1)	(3)
Balance at March 29, 2024	$5,714	$4,320	$10,034

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4.    Supplemental Financial Statement Data

Accounts receivable, net

From time to time, in connection with factoring agreements, the Company sells trade accounts receivable without recourse to third-party purchasers in exchange for cash. During the nine months ended March 29, 2024 and March 31, 2023, the Company sold trade accounts receivable aggregating $623 million and $626 million, respectively. The discounts on the trade accounts receivable sold were not material and were recorded within Other income, net in the Condensed Consolidated Statements of Operations. As of March 29, 2024 and June 30, 2023, the amount of factored receivables that remained outstanding was $102 million and $150 million, respectively.

Inventories

	March 29, 2024	June 30, 2023
	(in millions)
Inventories:
Raw materials and component parts	$1,666	$2,096
Work-in-process	1,045	979
Finished goods	504	623
Total inventories	$3,215	$3,698

Property, plant and equipment, net

	March 29, 2024	June 30, 2023
	(in millions)
Property, plant and equipment:
Land	$235	$269
Buildings and improvements	1,826	1,955
Machinery and equipment	8,655	8,704
Computer equipment and software	473	470
Furniture and fixtures	54	54
Construction-in-process	793	798
Property, plant and equipment, gross	12,036	12,250
Accumulated depreciation	(8,783)	(8,630)
Property, plant and equipment, net	$3,253	$3,620

Other intangible assets, net

As part of prior acquisitions, the Company recorded at the time of the acquisition acquired in-process research and development (“IPR&D”) for projects in progress that had not yet reached technological feasibility. IPR&D is initially accounted for as an indefinite-lived intangible asset. Once a project reaches technological feasibility, the Company reclassifies the balance to existing technology and begins to amortize the intangible asset over its estimated useful life. During the three months ended December 29, 2023, one IPR&D project reached technological feasibility and $8 million was reclassified from IPR&D to existing technology and commenced amortization over an estimated useful life of three years. As of March 29, 2024 and June 30, 2023, IPR&D included in intangible assets, net was $72 million and $80 million, respectively.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Product warranty liability

Changes in the warranty accrual were as follows:

	Three Months Ended		Nine Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
	(in millions)
Warranty accrual, beginning of period	$202	$289	$244	$345
Charges to operations	28	26	76	83
Utilization	(29)	(43)	(112)	(137)
Changes in estimate related to pre-existing warranties	2	—	(5)	(19)
Warranty accrual, end of period	$203	$272	$203	$272

The current portion of the warranty accrual is classified in Accrued expenses and the long-term portion is classified in Other liabilities as noted below:

	March 29, 2024	June 30, 2023
	(in millions)
Warranty accrual:
Current portion (included in Accrued expenses)	$47	$97
Long-term portion (included in Other liabilities)	156	147
Total warranty accrual	$203	$244

Other liabilities

	March 29, 2024	June 30, 2023
	(in millions)
Other liabilities:
Non-current net tax payable	$201	$464
Non-current portion of unrecognized tax benefits	552	408
Other non-current liabilities	680	543
Total other liabilities	$1,433	$1,415

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accumulated other comprehensive loss

Accumulated other comprehensive loss (“AOCL”), net of tax refers to expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income. The following table illustrates the changes in the balances of each component of AOCL:

	Actuarial Pension Losses	Foreign Currency Translation Adjustment	Unrealized Losses on Derivative Contracts	Total Accumulated Comprehensive Loss
	(in millions)
Balance at June 30, 2023	$(2)	$(389)	$(157)	$(548)
Other comprehensive loss before reclassifications	—	(55)	(196)	(251)
Amounts reclassified from accumulated other comprehensive loss	—	—	151	151
Income tax benefit related to items of other comprehensive loss	—	1	11	12
Net current-period other comprehensive loss	—	(54)	(34)	(88)
Balance at March 29, 2024	$(2)	$(443)	$(191)	$(636)

During the three and nine months ended March 29, 2024, the amounts reclassified out of AOCL were losses related to foreign exchange contracts that were substantially charged to Cost of revenue in the Condensed Consolidated Statements of Operations.

As of March 29, 2024, substantially all existing net losses related to cash flow hedges recorded in AOCL are expected to be reclassified to earnings within the next twelve months. In addition, as of March 29, 2024, the Company did not have any foreign exchange forward contracts with credit-risk-related contingent features.

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

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 29, 2024 and June 30, 2023, and indicate the fair value hierarchy of the valuation techniques utilized to determine such values:

	March 29, 2024
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents - Money market funds	$333	$—	$—	$333
Short-term investments - Certificates of deposit	27	—	—	27
Foreign exchange contracts	—	9	—	9
Total assets at fair value	$360	$9	$—	$369
Liabilities:
Foreign exchange contracts	$—	$142	$—	$142
Total liabilities at fair value	$—	$142	$—	$142

	June 30, 2023
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents - Money market funds	$371	$—	$—	$371
Foreign exchange contracts	—	35	—	35
Total assets at fair value	$371	$35	$—	$406
Liabilities:
Foreign exchange contracts	$—	$192	$—	$192
Total liabilities at fair value	$—	$192	$—	$192

During the periods presented, the Company had no transfers of financial assets and liabilities between levels and there were no changes in valuation techniques or the inputs used in the fair value measurement.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Financial Instruments Not Carried at Fair Value

For financial instruments where the carrying value (which includes principal adjusted for any unamortized issuance costs, and discounts or premiums) differs from fair value (which is based on quoted market prices), the following table represents the related carrying value and fair value for each of the Company’s outstanding financial instruments. Each of the financial instruments presented below was categorized as Level 2 for all periods presented, based on the frequency of trading immediately prior to the end of the third quarter of 2024 and the fourth quarter of 2023, respectively.

	March 29, 2024		June 30, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
1.50% convertible notes due 2024	$—	$—	$1,099	$1,067
Variable interest rate Delayed Draw Term Loan due 2024	300	300	—	—
4.75% senior unsecured notes due 2026	2,295	2,253	2,293	2,193
Variable interest rate Term Loan A-2 maturing 2027	2,615	2,556	2,687	2,661
3.00% convertible notes due 2028	1,566	2,351	—	—
2.85% senior notes due 2029	496	436	496	400
3.10% senior notes due 2032	496	403	495	371
Total	$7,768	$8,299	$7,070	$6,692

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6.    Derivative Instruments and Hedging Activities

As of March 29, 2024, the Company had outstanding foreign exchange forward contracts that were designated as either cash flow hedges or non-designated hedges. Substantially all of the contract maturity dates of these foreign exchange forward contracts do not exceed 12 months. As of March 29, 2024, the Company did not have any derivative contracts with credit-risk-related contingent features.

Changes in fair values of the non-designated foreign exchange contracts are recognized in Other income, net and are largely offset by corresponding changes in the fair values of the foreign currency-denominated monetary assets and liabilities. For each of the three and nine months ended March 29, 2024 and March 31, 2023, total net realized and unrealized transaction and foreign exchange contract currency gains and losses were not material to the Company’s Condensed Consolidated Financial Statements.

Unrealized gains or losses on designated cash flow hedges are recognized in AOCL. For more information regarding cash flow hedges, see Note 4, Supplemental Financial Statement Data – Accumulated other comprehensive loss.

Netting Arrangements

Under certain provisions and conditions within agreements with counterparties to the Company’s foreign exchange forward contracts, subject to applicable requirements, the Company has the right of offset associated with the Company’s foreign exchange forward contracts and is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. As of March 29, 2024 and June 30, 2023, the effect of rights of offset was not material and the Company did not offset or net the fair value amounts of derivative instruments in its Condensed Consolidated Balance Sheets.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7.    Debt

Debt consisted of the following:

	March 29, 2024	June 30, 2023
	(in millions)
1.50% convertible notes due 2024	$—	$1,100
Variable interest rate Delayed Draw Term Loan due 2024	300	—
4.75% senior unsecured notes due 2026	2,300	2,300
Variable interest rate Term Loan A-2 maturing 2027	2,625	2,700
3.00% convertible notes due 2028	1,600	—
2.85% senior notes due 2029	500	500
3.10% senior notes due 2032	500	500
Total debt	7,825	7,100
Issuance costs	(57)	(30)
Subtotal	7,768	7,070
Less current portion of long-term debt	(450)	(1,213)
Long-term debt	$7,318	$5,857

In August 2023, the Company drew $600 million of principal amount (the “Delayed Draw Term Loan”) under a loan agreement entered into in January 2023 and amended in June 2023 (the “Delayed Draw Term Loan Agreement”), which allowed the Company to draw a single loan of up to $600 million through August 14, 2023. The Delayed Draw Term Loan will mature on June 28, 2024. The Company repaid $300 million principal amount of the Delayed Draw Term Loan during the nine months ended March 29, 2024.

The Delayed Draw Term Loan bears interest, at the Company’s option, at a per annum rate equal to either (x) the Adjusted Term SOFR Rate (as defined in the Delayed Draw Term Loan Agreement) plus an applicable margin varying from 1.750% to 2.625% or (y) a base rate plus an applicable margin varying from 0.750% to 1.625%, in each case depending on the corporate family ratings of the Company from at least two of Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. and Fitch Ratings, Inc. (the “Credit Rating Agencies”). The all-in interest rate for the Delayed Draw Term Loan as of March 29, 2024 was 7.550%.

During the three and nine months ended March 29, 2024, the Company made scheduled repayments of the Term Loan A-2 of $38 million and $75 million, respectively. The Term Loan A-2 Loan bears interest, at the Company’s option, at a per annum rate equal to either (x) the Adjusted Term SOFR (as defined in the loan agreement governing the Term Loan A-2) plus an applicable margin varying from 1.125% to 2.000% or (y) a base rate plus an applicable margin varying from 0.125% to 1.000%, in each case depending on the corporate family ratings of the Company from at least two of the Credit Rating Agencies, with an initial interest rate of Adjusted Term SOFR plus 1.500%. The all-in interest rate for Term Loan A-2 as of March 29, 2024 was 6.930%.

During the three and nine months ended March 29, 2024, the Company drew and repaid $300 million principal amount under its $2.25 billion revolving credit facility maturing in January 2027 (the “2027 Revolving Credit Facility”).

On March 25, 2024, the Company issued a standby letter of credit of $15 million, which reduced the Company’s 2027 Revolving Credit Facility’s capacity by the same amount to $2.24 billion as of March 29, 2024.

The loan agreements governing the Company’s 2027 Revolving Credit Facility, Term Loan A-2 maturing 2027, and the Delayed Draw Term Loan require the Company to comply with certain financial covenants, consisting of a leverage ratio, and a minimum liquidity requirement. As of March 29, 2024, the Company was in compliance with these financial covenants.

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

The 2028 Convertible Notes are convertible at the option of any holder at an initial conversion price of approximately $52.20 per share of common stock beginning August 15, 2028. Prior to that date, if the trading price of the Company’s common stock remains above 130% of the conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading-day period prior to the end of a quarter, holders of the 2028 Convertible Notes would have the right to convert the 2028 Convertible Notes during the next succeeding calendar quarter. The 2028 Convertible Notes are also convertible prior to that date upon the occurrence of certain corporate events. Upon any conversion of the 2028 Convertible Notes, the Company will pay cash for the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination thereof, at the Company’s election, in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of the notes being converted.

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

In connection with the issuance of the 2028 Convertible Notes, the Company also entered into privately negotiated capped call transactions with certain counterparties (the “Capped Calls”). The Capped Calls each have a strike price of approximately $52.20 per share, subject to certain adjustments, which correspond to the initial conversion price of the 2028 Convertible Notes. The Capped Calls have initial cap prices of $70.26 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, approximately 8 million shares of the Company’s common stock. The Company has the option to settle the Capped Calls in either shares, cash or a combination thereof. The Capped Calls are generally intended to reduce or offset the potential dilution to the Company’s common stock upon any conversion of the 2028 Convertible Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. However, if the market price per share of the Company’s common stock, as measured under the terms of the Capped Calls, exceeds the cap prices of the Capped Calls, there would nevertheless be dilution and/or there would not be an offset of such cash payments, in each case, to the extent that such market price exceeds the cap price of the Capped Calls. The Capped Calls are separate transactions, and not part of the terms of the 2028 Convertible Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of the Capped Calls of $155 million, net of $37 million in deferred tax assets, was recorded as a decrease to Additional paid-in capital on the Company’s Condensed Consolidated Balance Sheets as of March 29, 2024.

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

Obligations and Funded Status

The following table presents the unfunded status of the benefit obligations for the Pension Plans:

	March 29, 2024	June 30, 2023
	(in millions)
Benefit obligation at end of period	$258	$273
Fair value of plan assets at end of period	176	185
Unfunded status	$82	$88

The following table presents the unfunded amounts related to the Pension Plans as recognized on the Company’s Condensed Consolidated Balance Sheets:

	March 29, 2024	June 30, 2023
	(in millions)
Current liabilities	$1	$1
Non-current liabilities	81	87
Net amount recognized	$82	$88

Net periodic benefit costs were not material for the three and nine months ended March 29, 2024.

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

The following table presents the notes receivable from, and equity investments in, Flash Ventures:

	March 29, 2024	June 30, 2023
	(in millions)
Notes receivable, Flash Partners	$—	$37
Notes receivable, Flash Alliance	—	48
Notes receivable, Flash Forward	556	709
Investment in Flash Partners	157	161
Investment in Flash Alliance	234	276
Investment in Flash Forward	152	179
Total notes receivable and investments in Flash Ventures	$1,099	$1,410

During the three and nine months ended March 29, 2024 and March 31, 2023, the Company made net payments to Flash Ventures of $0.7 billion and $2.5 billion, and $1.2 billion and $3.2 billion, respectively, for purchased flash-based memory wafers and net loans.

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

As of March 29, 2024 and June 30, 2023, the Company had accounts payable balances due to Flash Ventures of $310 million and $292 million, respectively.

The Company’s maximum reasonably estimable loss exposure (excluding lost profits) as a result of its involvement with Flash Ventures, based upon the Japanese yen to U.S. dollar exchange rate at March 29, 2024, is presented below. Investments in Flash Ventures are denominated in Japanese yen, and the maximum estimable loss exposure excludes any cumulative translation adjustment due to revaluation from the Japanese yen to the U.S. dollar.

March 29, 2024
(in millions)
Notes receivable	$556
Equity investments	543
Operating lease guarantees	1,431
Inventory and prepayments	1,046
Maximum estimable loss exposure	$3,576

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

Flash Ventures has historically operated near 100% of its manufacturing capacity. As a result of flash market conditions, during the second half of 2023 and the first two quarters of 2024, the Company temporarily reduced its utilization of its share of Flash Ventures’ manufacturing capacity to an abnormally low level during that period to more closely align the Company’s flash-based wafer supply with projected demand. During the nine months ended March 29, 2024, the Company incurred costs of $249 million associated with the reduction in utilization related to Flash Ventures, which was recorded as a charge to Cost of revenue. No such charges were incurred during the three months ended March 29, 2024 nor the three and nine months ended March 31, 2023.

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

The Company has facility agreements with Kioxia related to the construction and operation of Kioxia’s “K1” 300-millimeter wafer fabrication facility in Kitakami, Japan and a wafer fabrication facility in Yokkaichi, Japan, referred to as “Y7”. In connection with the start-up of these facilities, the Company has made prepayments toward future building depreciation. As of March 29, 2024, such prepayments aggregated $496 million and will be credited against future wafer charges.

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

The following table presents the Company’s portion of the remaining guarantee obligations under the Flash Ventures’ lease facilities in both Japanese yen and U.S. dollar-equivalent, based upon the Japanese yen to U.S. dollar exchange rate as of March 29, 2024.

	Lease Amounts
	(Japanese yen, in billions)	(U.S. dollar, in millions)
Total guarantee obligations	¥216	$1,431

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the end of the term of the Flash Ventures lease agreements, in annual installments as of March 29, 2024 in U.S. dollars, based upon the Japanese yen to U.S. dollar exchange rate as of March 29, 2024:

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
	(in millions)
Remaining three months of 2024	$110	$27	$137
2025	290	79	369
2026	359	119	478
2027	154	101	255
2028	50	97	147
2029	6	39	45
Total guarantee obligations	$969	$462	$1,431

The Company and Kioxia have agreed to mutually contribute to, and indemnify each other and Flash Ventures for, environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances. The Company has not made any indemnification payments, nor recorded any indemnification receivables, under any such agreements. As of March 29, 2024, no amounts had been accrued in the Condensed Consolidated Financial Statements with respect to these indemnification agreements.

Unis Venture

The Company has a joint venture with Unisplendour Corporation Limited and Unissoft (Wuxi) Group Co. Ltd. (“Unis”), referred to as the “Unis Venture”, to market and sell the Company’s products in China and to develop data storage systems for the Chinese market in the future. The Unis Venture is 49% owned by the Company and 51% owned by Unis. The Company accounts for its investment in the Unis Venture under the equity method of accounting. Revenue on products distributed by the Unis Venture is recognized upon sell through to third-party customers. For both the three and nine months ended March 29, 2024, the Company recognized approximately 4% of its consolidated revenue on products distributed by the Unis Venture. For both the three and nine months ended March 31, 2023, the Company recognized approximately 3% of its consolidated revenue on products distributed by the Unis Venture. The outstanding accounts receivable due from the Unis Venture were 10% and 8% of Accounts receivable, net as of both March 29, 2024 and June 30, 2023, respectively.

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

The following table summarizes supplemental balance sheet information related to operating leases as of March 29, 2024:

Lease Amounts
($ in millions)
Minimum lease payments by year:
Remaining three months of 2024	$17
2025	67
2026	68
2027	60
2028	52
Thereafter	329
Total future minimum lease payments	593
Less: Imputed interest	164
Present value of lease liabilities	429
Less: Current portion (included in Accrued expenses)	47
Long-term operating lease liabilities (included in Other liabilities )	$382

Operating lease right-of-use assets (included in Other non-current assets)	$408

Weighted average remaining lease term in years	10.0
Weighted average discount rate	6.0%

The following table summarizes supplemental disclosures of operating cost and cash flow information related to operating leases:

	Three Months Ended		Nine Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
	(in millions)
Cost of operating leases	$15	$15	$47	$43
Cash paid for operating leases	17	12	49	38
Operating lease assets obtained in exchange for operating lease liabilities	1	10	178	14

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

Purchase Agreements and Other Commitments

In the normal course of business, the Company enters into purchase orders with suppliers for the purchase of components used to manufacture its products. These purchase orders generally cover forecasted component supplies needed for production during the next quarter, are recorded as a liability upon receipt of the components, and generally may be changed or canceled at any time prior to shipment of the components. The Company also enters into long-term agreements with suppliers that contain fixed future commitments, which are contingent on certain conditions such as performance, quality and technology of the vendor’s components. As of March 29, 2024, the Company had the following minimum long-term commitments:

Long-Term Commitments
(in millions)
Year:
Remaining three months of 2024	$45
2025	172
2026	96
2027	59
2028	20
Thereafter	130
Total	$522

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

	Three Months Ended		Nine Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
	(in millions)
RSUs and PSUs	$65	$63	$198	$217
ESPP	12	11	28	29
Total	$77	$74	$226	$246

	Three Months Ended		Nine Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
	(in millions)
Cost of revenue	$11	$12	$37	$38
Research and development	36	37	102	116
Selling, general and administrative	30	25	87	92
Subtotal	77	74	226	246
Tax benefit	(10)	(11)	(30)	(35)
Total	$67	$63	$196	$211

Any shortfalls or excess windfall tax benefits and tax deficiencies for shortfalls related to the vesting and exercise of stock-based awards, which are recognized as a component of the Company’s Income tax expense, were not material for the periods presented.

Compensation cost related to unvested RSUs, PSUs, and rights to purchase shares of common stock under the ESPP are generally amortized on a straight-line basis over the remaining average service period. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of March 29, 2024:

	Unamortized Compensation Costs	Weighted Average Service Period
	(in millions)	(years)
RSUs and PSUs (1)	$454	2.4
ESPP	33	0.7
Total unamortized compensation cost	$487

(1)    Weighted average service period assumes the performance conditions are met for the PSUs.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Plan Activities

Stock Options

The following table summarizes stock option activity under the Company’s incentive plans. As of March 29, 2024, there were no remaining outstanding options.

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life
	(in millions)		(in years)
Options outstanding at June 30, 2023	0.3	$44.95	0.10
Canceled or expired	(0.3)	44.95
Options outstanding at March 29, 2024	—	$—

RSUs and PSUs

The following table summarizes RSU and PSU activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value at Vest Date
	(in millions)		(in millions)
RSUs and PSUs outstanding at June 30, 2023	13.8	$46.56
Granted	5.7	38.31
Vested	(4.9)	47.62	$228
Forfeited	(1.4)	45.76
RSUs and PSUs outstanding at March 29, 2024	13.2	$43.36

RSUs and PSUs are generally settled in an equal number of shares of the Company’s common stock at the time of vesting of the units.

Convertible Preferred Stock

On January 31, 2023, the Board of Directors of the Company authorized the designation of 900,000 shares of Series A Convertible Perpetual Preferred Stock, par value $0.01 per share (the “Preferred Shares”), from the Company’s existing five million authorized but unissued shares of preferred stock and issued the Preferred Shares through a private placement for an aggregate purchase price of $900 million, less issuance costs of $24 million. The Preferred Shares accrue a cumulative preferred dividend at an annual rate of 6.25% per annum (increasing to 7.25% per annum on January 31, 2030 and to 8.25% per annum on January 31, 2033) compounded on a quarterly basis. The Preferred Shares also participate in any dividends declared for common shareholders on an as-converted equivalent basis. No dividends have been declared or paid since the issuance of the Preferred Shares. As of March 29, 2024 and June 30, 2023, unpaid and cumulative dividends payable with respect to the Preferred Shares were $68 million and $24 million, respectively.

As of March 29, 2024 and June 30, 2023, the Preferred Shares outstanding had an aggregate liquidation preference of $968 million and $924 million, respectively, and would have been convertible, if otherwise permitted, into approximately 20 million shares of common stock on each such date.

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

The following table presents the Company’s Income tax expense and the effective tax rate:

	Three Months Ended		Nine Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
	($ in millions)
Income (loss) before taxes	$178	(528)	$(763)	(816)
Income tax expense	43	43	74	159
Effective tax rate	24%	(8)%	(10)%	(19)%

Beginning in 2023, the 2017 Act requires the Company to capitalize and amortize R&D expenses rather than expensing them in the year incurred. The tax effects related to the capitalization of R&D expenses are included in the effective tax rate for the three and nine months ended March 29, 2024 and March 31, 2023.

The primary drivers of the difference between the effective tax rate for the three and nine months ended March 29, 2024 and the U.S. Federal statutory rate of 21% are the relative mix of earnings and losses by jurisdiction, the deduction for foreign-derived intangible income, credits, and tax holidays in Malaysia, the Philippines and Thailand that have or will expire at various dates during years 2024 through 2031. On November 1, 2023, one of the Company’s tax holidays in Malaysia expired. The Company has applied for an extension and anticipates this extension, if granted, will be applied retroactively and begin on November 2, 2023. Because the exact terms of the extension are not currently known, the Company is applying the Malaysia corporate statutory tax rate on the expired tax holiday income. If a retroactive extension is granted, the Company will make an adjustment to its effective tax rate in that period. The effective tax rate for the three and nine months ended March 29, 2024 includes the discrete effect of a net increase of $35 million and $48 million to the liability for unrecognized tax benefits, which includes interest and offsetting tax benefits, related to transfer pricing matters, withholding taxes and certain tax deductions. This is offset in part by a net decrease of $7 million and $34 million to the liability for unrecognized tax benefits for the three and nine months ended March 29, 2024, which includes interest and offsetting tax benefits, as a result of adjustments to align with IRS calculations.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits excluding accrued interest and penalties for the nine months ended March 29, 2024 (in millions):

Accrual balance at June 30, 2023	$1,021
Gross increases related to current year tax positions	23
Gross increases related to prior year tax positions	56
Gross decreases related to prior year tax positions	(28)
Settlements	(363)
Lapse of statute of limitations	(1)
Accrual balance at March 29, 2024	$708

In addition to the amounts noted above, interest and penalties related to unrecognized tax benefits are recognized in liabilities recorded for uncertain tax positions and are recorded in the provision for income taxes. Accrued interest and penalties included in the Company’s liability related to unrecognized tax benefits as of March 29, 2024 were $173 million. Of the aggregate unrecognized tax benefits, including interest and penalties, as of March 29, 2024, approximately $719 million could result in potential cash payments and the Company believes it is reasonably likely that payments of approximately $182 million may be made within the next twelve months and has classified that portion of these unrecognized tax benefits, including interest, in Income taxes payable on the Condensed Consolidated Balance Sheets as of March 29, 2024. The remaining payables related to unrecognized tax benefits are included in Other liabilities on the Condensed Consolidated Balance Sheets as of March 29, 2024.

The Company had previously reached a final agreement with the IRS regarding notices of deficiency with respect to years 2008 through 2012 and in February 2024, also reached a final agreement for resolving the notices of proposed adjustments with respect to years 2013 through 2015. During the nine months ended March 29, 2024, the Company made payments of $363 million for tax and $160 million for interest with respect to years 2008 through 2012 and recorded adjustments to align with IRS calculations, resulting in a remaining liability of $182 million as of March 29, 2024 related to all years from 2008 through 2015. The Company expects to pay any remaining balance with respect to this matter within the next twelve months.

In connection with settlements for the years 2008 through 2015, the Company expects to realize reductions to its mandatory deemed repatriation tax obligations and tax savings from interest deductions in future years aggregating to approximately $164 million. Of this amount, $34 million of the interest savings from the interest paid with respect to years 2008 through 2012 is classified as a deferred tax asset due to interest expense limitation rules.

The Company believes that adequate provision has been made for any adjustments that may result from any other tax examinations. However, the outcome of such tax examinations cannot be predicted with certainty. If any issues addressed in the Company’s tax examinations are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of March 29, 2024, with the exception of the IRS matter discussed above, it was not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of the Company’s liability for unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of the Company’s tax returns.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 13.    Net Income (Loss) Per Common Share

The following table presents the computation of basic and diluted income (loss) per common share:

	Three Months Ended		Nine Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
	(in millions, except per share data)
Net income (loss)	$135	$(571)	$(837)	$(975)
Less: cumulative dividends on Preferred Stock	15	9	44	9
Less: income attributable to participating securities(1)	7	—	—	—
Net income (loss) attributable to common shareholders	$113	$(580)	$(881)	$(984)
Weighted average shares outstanding:
Basic	326	319	324	318
RSUs, PSUs, ESPP, and the convertible notes	9	—	—	—
Diluted	335	319	324	318
Net income (loss) per common share
Basic	$0.35	$(1.82)	$(2.72)	$(3.09)
Diluted	$0.34	$(1.82)	$(2.72)	$(3.09)
Anti-dilutive potential common shares excluded	—	15	13	15

(1)     Preferred Stock represents participating securities because they participate in any dividends on shares of common stock on a pari passu, pro rata basis. Preferred Stock does not participate in undistributed net losses.

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

Potentially dilutive common shares include dilutive outstanding employee stock options, RSUs and PSUs, rights to purchase shares of common stock under the Company’s ESPP, shares issuable in connection with the Company’s convertible notes, and the Preferred Shares. For the three months ended March 29, 2024, all common shares subject to outstanding equity awards are included in the calculation of diluted shares based on the Company’s average stock price during the period. For the three months ended March 31, 2023 and the nine months ended March 29, 2024 and March 31, 2023, the Company recorded a net loss, and all shares subject to outstanding equity awards were excluded from the calculation of diluted shares for those periods because their impact would have been anti-dilutive.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 14.    Employee Termination, Asset Impairment, and Other

Business Realignment

The Company periodically incurs charges as part of the integration process of recent acquisitions and to realign its operations with anticipated market demand, primarily consisting of organization rationalization designed to streamline its business, reduce its cost structure and focus its resources. In this regard, in the nine months ended March 29, 2024, the Company reassessed existing capacity development plans and made a decision to cancel certain projects, including projects to expand capacity in its Penang, Malaysia facility, resulting in the impairment of existing construction in progress, other assets and the recognition of a liability for certain contract termination costs. The Company has also taken actions to reduce the amount of capital invested in facilities, including the sale-leaseback of its facility in Milpitas, California in September 2023. The Company recorded the following net charges related to these actions for the periods noted below:

	Three Months Ended		Nine Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
	(in millions)
Employee termination benefits	$1	$40	$44	$125
Contract termination and other	2	—	31	—
Asset impairments	5	—	99	15
Gain on sale-leaseback of facility	—	—	(85)	—
Total employee termination, asset impairment, and other charges	$8	$40	$89	$140

The following table presents an analysis of the components of these activities against the reserve during the nine months ended March 29, 2024:

	Employee Termination Benefits	Contract Termination and Other	Total
	(in millions)
Accrual balance at June 30, 2023	$31	$5	$36
Charges	44	31	75
Cash payments	(74)	(9)	(83)
Accrual balance at March 29, 2024	$1	$27	$28

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

The Company’s outstanding payment obligations to vendors eligible to participate under its supplier finance program were $37 million and $38 million as of March 29, 2024 and June 30, 2023, respectively, and are included within Accounts payable on the Company’s Condensed Consolidated Balance Sheets.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 17.    Revision of Previously Issued Financial Statements

As described in Note 1, in connection with the preparation of its Condensed Consolidated Financial Statements as of and for the three and six months ended December 29, 2023, the Company identified certain errors related to the Company’s reporting and recording of its interests in its equity method investments in Flash Ventures. These errors related to unadjusted differences between the Flash Ventures’ application of Japanese generally accepted accounting principles to certain lease-related transactions compared to the applicable U.S. generally accepted accounting principles. These unadjusted differences resulted in differences in the equity in earnings from these entities recognized by the Company in Other income (expense), net and the carrying value of the Company’s equity method investments in Flash Ventures.

The following tables provide a summary of the revisions made to the Company’s Condensed Consolidated Financial Statements for the periods presented.

	Three Months Ended March 31, 2023
Condensed Consolidated Statement of Operations	As Previously Reported	Adjustment	As Revised
	(in millions, except per share amounts)
Operating loss	$(472)	$—	$(472)
Interest and other expense:
Interest income	10	—	10
Interest expense	(80)	—	(80)
Other income, net	13	1	14
Total interest and other expense, net	(57)	1	(56)
Loss before taxes	(529)	1	(528)
Income tax expense	43	—	43
Net loss	(572)	1	(571)
Less: cumulative dividends allocated to preferred shareholders	9	—	9
Net loss attributable to common shareholders	$(581)	$1	$(580)

Net loss per common share:
Basic	$(1.82)	$—	$(1.82)
Diluted	$(1.82)	$—	$(1.82)

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended March 31, 2023
Condensed Consolidated Statement of Operations	As Previously Reported	Adjustment	As Revised
	(in millions, except per share amounts)
Operating loss	$(635)	$—	$(635)
Interest and other expense:
Interest income	15	—	15
Interest expense	(223)	—	(223)
Other income, net	13	14	27
Total interest and other expense, net	(195)	14	(181)
Loss before taxes	(830)	14	(816)
Income tax expense	161	(2)	159
Net loss	(991)	16	(975)
Less: cumulative dividends allocated to preferred shareholders	9	—	9
Net loss attributable to common shareholders	$(1,000)	$16	$(984)

Net loss per common share:
Basic	$(3.14)	$0.05	$(3.09)
Diluted	$(3.14)	$0.05	$(3.09)

	Three Months Ended March 31, 2023
Condensed Consolidated Statement of Comprehensive Loss	As Previously Reported	Adjustment	As Revised
	(in millions)
Net loss	$(572)	$1	$(571)
Other comprehensive income, before tax:
Actuarial pension loss	(1)	—	(1)
Foreign currency translation adjustment	(7)	(1)	(8)
Net unrealized gain on derivative contracts	21	—	21
Total other comprehensive income, before tax	13	(1)	12
Income tax expense related to items of other comprehensive income, before tax	(6)	—	(6)
Other comprehensive income, net of tax	7	(1)	6
Total comprehensive loss	$(565)	$—	$(565)

	Nine Months Ended March 31, 2023
Condensed Consolidated Statement of Comprehensive Loss	As Previously Reported	Adjustment	As Revised
	(in millions)
Net loss	$(991)	$16	$(975)
Other comprehensive income, before tax:
Actuarial pension loss	(1)	—	(1)
Foreign currency translation adjustment	8	3	11
Net unrealized gain on derivative contracts	233	—	233
Total other comprehensive income, before tax	240	3	243
Income tax expense related to items of other comprehensive income, before tax	(48)	9	(39)
Other comprehensive income, net of tax	192	12	204
Total comprehensive loss	$(799)	$28	$(771)

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended March 31, 2023
Condensed Consolidated Statement of Cash Flows	As Previously Reported	Adjustment	As Revised
	(in millions)
Cash flows from operating activities
Net loss	$(991)	$16	$(975)
Deferred income taxes	34	(4)	30
Other non-cash operating activities, net	6	(14)	(8)
Other assets and liabilities, net	(165)	2	(163)
Net cash used in operating activities	(340)	—	(340)

Condensed Consolidated Statement of Shareholders’ Equity	As Previously Reported	Adjustment	As Revised
	(in millions)
Retained earnings as of March 31, 2023	$8,139	$143	$8,282
Accumulated other comprehensive loss as of March 31, 2023	(362)	(13)	(375)
Foreign currency translation adjustment for the three months ended March 31, 2023	(8)	(1)	(9)

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

Our fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every five to six years, we report a 53-week fiscal year to align the fiscal year with the foregoing policy. Fiscal year 2024, which will end on June 28, 2024, and fiscal year 2023, which ended on June 30, 2023, are each comprised of 52 weeks, with all quarters presented consisting of 13 weeks.

Key Developments

Separation of Business Units

On October 30, 2023, we announced that our Board of Directors had completed its strategic review of our business and, after evaluating a comprehensive range of alternatives, authorized us to pursue a plan to separate our HDD and Flash business units to create two independent, public companies. We believe the separation will better position each business unit to execute innovative technology and product development, capitalize on unique growth opportunities, extend respective leadership positions, and operate more efficiently with distinct capital structures. The completion of the planned separation is subject to certain conditions, including final approval by our Board of Directors. Significant effort is underway towards completion of the separation of the businesses and we are targeting to complete the separation in the second half of calendar year 2024.

Operational Update

In recent quarters, macroeconomic factors such as inflation, higher interest rates and recession concerns had softened demand for our products, with certain customers reducing purchases as they adjusted their production levels and right-size their inventories. As a result, we and our industry experienced a supply-demand imbalance, which resulted in reduced shipments and negatively impacted pricing, particularly in Flash. To adapt to these conditions, we implemented measures to reduce operating expenses and to proactively manage supply and inventory to align with demand and improve our capital efficiency, while continuing to deploy innovative products. These actions have enabled us to scale back on capital expenditures, consolidate production lines and reduce production bit growth since the beginning of 2023 in order to better align with market demand. These actions resulted in incremental charges for employee termination, asset impairment and other, and manufacturing underutilization charges in Flash and HDD. In the current quarter, we began to see signs of a recovery in supply-demand balance. We believe digital transformation will continue to drive improved market conditions in the near term and long-term growth for data storage in both Flash and HDD.

We will continue to actively monitor developments impacting our business and may take additional responsive actions that we determine to be in the best interest of our business and stakeholders.

See Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended June 30, 2023 and Part II, Item 1A, Risk Factors, of our Quarterly Report on Form 10-Q for the three months ended September 29, 2023 and our Quarterly Report on Form 10-Q for the three months ended December 29, 2023 for more information regarding the risks we face as a result of macroeconomic conditions and supply chain disruptions.

Agreement to Sell a Majority Interest in a Subsidiary

In March 2024, our wholly-owned subsidiary, SanDisk China Limited (“SanDisk China”) entered into an Equity Purchase Agreement to sell 80% of its equity interest in SanDisk Semiconductor (Shanghai) Co. Ltd. (“SDSS”), our indirect wholly-owned subsidiary to JCET Management Co., Ltd. (“JCET”), a wholly-owned subsidiary of JCET Group Co., Ltd., a Chinese publicly listed company, thereby forming a joint venture between SanDisk China and JCET (the “Transaction”). Closing of the transaction is subject to the satisfaction or waiver of certain conditions, after which, JCET will own 80% of the equity interest in SDSS, with SanDisk China owning the remaining 20%. Following the Closing, we expect to enter into various ancillary agreements, including (i) a shareholders agreement governing the joint venture relationships from and after the Closing; (ii) a supply agreement with the joint venture to supply us with certain flash-based products currently produced by SDSS, which may include flash memory cards, embedded flash products, and flash components; and (iii) an intellectual property license agreement granting SDSS certain intellectual property rights on a royalty-free basis for use in manufacturing products on our behalf for the term of and pursuant to the Supply Agreement.

Financing Activities

In August 2023, we drew $600 million principal amount (the “Delayed Draw Term Loan”) under a loan agreement we entered into in January 2023 and amended in June 2023, which allowed us to draw a single loan of up to $600 million through August 14, 2023. Proceeds from this loan were primarily used for payments on our tax liability to the Internal Revenue Service (“IRS”) for the years 2008 through 2012. During the nine months ended March 29, 2024, we repaid $300 million of the principal amount of the Delayed Draw Term Loan. The remaining outstanding borrowings on this loan will mature on June 28, 2024.

On November 3, 2023, we issued $1.60 billion aggregate principal amount of convertible senior notes, which bear interest at an annual rate of 3.00% and mature on November 15, 2028, unless earlier repurchased, redeemed or converted (the “2028 Convertible Notes”). We received net proceeds of approximately $1.56 billion after issuance costs. Contemporaneously with the issuance of the 2028 Convertible Notes, we entered into individually negotiated transactions with certain holders of our existing 1.50% convertible senior notes due February 1, 2024 (the “2024 Convertible Notes”) to repurchase approximately $508 million aggregate principal amount of such notes at an immaterial discount using net proceeds from the offering of the 2028 Convertible Notes. In connection with the issuance of the 2028 Convertible Notes, we also used approximately $155 million of the net proceeds from the offering to pay the cost of entering into capped call contracts with a cap price of approximately $70.26 to hedge the potential dilution impact of the conversion feature. On February 1, 2024, we used a portion of the remaining net proceeds from the offering of the 2028 Convertible Notes to settle the remaining 2024 Convertible Notes in accordance with their original terms for an aggregate cash principal payment of $592 million plus interest.

During the three months ended March 29, 2024, we drew and repaid $300 million principal amount under our $2.25 billion revolving credit facility maturing in January 2027.

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

Asset Impairment and Contract Termination Costs

In connection with the actions described in “Operational Update” above, we reassessed our existing capacity development plans and made a decision in the first quarter of 2024 to cancel certain projects, including projects to expand capacity in our Penang, Malaysia facility. This resulted in a $94 million impairment of existing construction in progress and other assets and recognition of $29 million for certain contract termination costs during the nine months ended March 29, 2024.

Tax Resolution

As previously disclosed, we had previously reached a final agreement with the IRS and received notices of deficiency with respect to years 2008 through 2012 and in February 2024, also reached a final agreement for resolving the notices of proposed adjustments with respect to years 2013 through 2015. During the nine months ended March 29, 2024, we made payments aggregating $523 million for tax and interest with respect to years 2008 through 2012 and have a remaining liability of $182 million as of March 29, 2024 related to all years from 2008 through 2015. We expect to pay any remaining balance with respect to this matter within the next twelve months. Additional information regarding these settlements and our assessment of the potential tax and interest payments we expect to pay in connection with the settlements is provided in our discussion of Income tax expense in our “Results of Operations” below, as well as in Part I, Item 1, Note 12, Income Tax Expense, of the Notes to Condensed Consolidated Financial Statements, and in the “Short- and Long-term Liquidity – Unrecognized Tax Benefits” section below.

Results of Operations

Third Quarter and Nine Month Overview

The following table sets forth, for the periods presented, selected summary information from our Condensed Consolidated Statements of Operations by dollars and percentage of net revenue(1):

	Three Months Ended
	March 29, 2024		March 31, 2023		$ Change	% Change
	$ in millions
Revenue, net	$3,457	100.0%	$2,803	100.0%	$654	23%
Cost of revenue	2,456	71.0	2,517	89.8	(61)	(2)
Gross profit	1,001	29.0	286	10.2	715	250
Operating expenses:
Research and development	494	14.3	476	17.0	18	4
Selling, general and administrative	203	5.9	242	8.6	(39)	(16)
Employee termination, asset impairment, and other	8	0.2	40	1.4	(32)	(80)
Business separation costs	23	0.7	—	—	23
Total operating expenses	728	21.1	758	27.0	(30)	(4)
Operating income (loss)	273	7.9	(472)	(16.8)	745	(158)
Interest and other expense:
Interest income	10	0.3	10	0.4	—	—
Interest expense	(108)	(3.1)	(80)	(2.9)	(28)	35
Other income, net	3	0.1	14	0.5	(11)	(79)
Total interest and other expense, net	(95)	(2.7)	(56)	(2.0)	(39)	70
Income (loss) before taxes	178	5.1	(528)	(18.8)	706	(134)
Income tax expense	43	1.2	43	1.5	—	—
Net income (loss)	135	3.9	(571)	(20.4)	706	(124)
Less: cumulative dividends allocated to preferred shareholders	15	0.4	9	0.3	6	67
Less: income attributable to preferred shareholders	7	0.2	—	—	7	n/a
Net income (loss) attributable to common shareholders	$113	3.3%	$(580)	(20.7)%	$693	(119)%

(1)    Percentages may not total due to rounding.

	Nine Months Ended
	March 29, 2024		March 31, 2023		$ Change	% Change
	$ in millions
Revenue, net	$9,239	100.0%	$9,646	100.0%	$(407)	(4)%
Cost of revenue	7,647	82.8	7,851	81.4	(204)	(3)
Gross profit	1,592	17.2	1,795	18.6	(203)	(11)
Operating expenses:
Research and development	1,369	14.8	1,551	16.1	(182)	(12)
Selling, general and administrative	608	6.6	739	7.7	(131)	(18)
Employee termination, asset impairment, and other	89	1.0	140	1.5	(51)	(36)
Business separation costs	59	0.6	—	—	59
Total operating expenses	2,125	23.0	2,430	25.2	(305)	(13)
Operating loss	(533)	(5.8)	(635)	(6.6)	102	(16)
Interest and other expense:
Interest income	30	0.3	15	0.2	15	100
Interest expense	(314)	(3.4)	(223)	(2.3)	(91)	41
Other income, net	54	0.6	27	0.3	27	100
Total interest and other expense, net	(230)	(2.5)	(181)	(1.9)	(49)	27
Loss before taxes	(763)	(8.3)	(816)	(8.5)	53	(6)
Income tax expense	74	0.8	159	1.6	(85)	(53)
Net loss	(837)	(9.1)	(975)	(10.1)	138	(14)
Less: cumulative dividends allocated to preferred shareholders	44	0.5	9	0.1	35	389
Less: income attributable to preferred shareholders	—	—	—	—	—	n/a
Net loss attributable to common shareholders	$(881)	(9.5)%	$(984)	(10.2)%	$103	(10)%

(1)    Percentages may not total due to rounding.

The following table sets forth, for the periods presented, a summary of our segment information:

	Three Months Ended		Nine Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
	$ in millions
Revenue, net:
Flash	$1,705	$1,307	$4,926	$4,686
HDD	1,752	1,496	4,313	4,960
Total net revenue	$3,457	$2,803	$9,239	$9,646
Gross profit:
Flash	$467	$(65)	$437	$597
HDD	545	363	1,157	1,237
Unallocated corporate items:
Stock-based compensation expense	(11)	(12)	(37)	(38)
Amortization of acquired intangible assets	(1)	—	(2)	(1)
Recovery from contamination incident	1	—	37	—
Total unallocated corporate items	(11)	(12)	(2)	(39)
Consolidated gross profit	$1,001	$286	$1,592	$1,795
Gross margin:
Flash	27.4%	(5.0)%	8.9%	12.7%
HDD	31.1%	24.3%	26.8%	24.9%
Consolidated gross margin	29.0%	10.2%	17.2%	18.6%

The following table sets forth for the periods presented, summary information regarding our disaggregated revenue:

	Three Months Ended		Nine Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
	(in millions)
Revenue by end market
Cloud	$1,553	$1,205	$3,496	$4,258
Client	1,174	975	3,443	3,293
Consumer	730	623	2,300	2,095
Total revenue	$3,457	$2,803	$9,239	$9,646

Revenue by geography
Asia	$1,740	$1,353	$4,990	$4,533
Americas	1,154	935	2,620	3,448
Europe, Middle East and Africa	563	515	1,629	1,665
Total revenue	$3,457	$2,803	$9,239	$9,646

Net Revenue

Comparison of Three and Nine Months Ended March 29, 2024 to Three and Nine Months Ended March 31, 2023

The increase in consolidated net revenue for the three months ended March 29, 2024 from the comparable period in the prior year reflected growth in exabytes shipped and a better pricing environment, resulting from a recent improvement in the supply-demand balance as discussed in the “Key Developments – Operational Update” section above. The decrease in consolidated net revenue for the nine months ended March 29, 2024 from the comparable period in the prior year reflected the impact of the supply-demand imbalance in the first half of the year prior to the recent improvement in supply-demand conditions.

Flash revenue increased 30% for the three months ended March 29, 2024 from the comparable period in the prior year, reflecting a 20% increase in exabytes sold and a 10% increase in average selling prices per gigabyte. The increase in exabytes sold was due to improved demand from our OEM customers in our Client end market and from products across our Consumer and Cloud end market. The increase in average selling prices per gigabyte was due to improved pricing as we started to see demand stabilizing. Flash revenue increased 5% for the nine months ended March 29, 2024 from the comparable period in the prior year, reflecting a 30% increase in exabytes sold, partially offset by a 19% decline in average selling prices per gigabyte. The increase in exabytes sold was attributable to the same factors described above for the three-month period while the decline in average selling prices per gigabyte for the period was due to the supply-demand imbalance in the first half of the year, prior to the recent improvement in supply-demand conditions, as described above.

HDD revenue increased 17% for the three months ended March 29, 2024 from the comparable period in the prior year, as a result of a 25% increase in exabytes sold, partially offset by a 6% decline in average selling prices per gigabyte. The increase in exabytes sold reflected an increase in shipments of our high capacity enterprise drives. The decline in average selling prices per gigabyte was due to a shift in the product mix to larger capacity drives. HDD revenue decreased 13% for the nine months ended March 29, 2024 from the comparable period in the prior year, as a result of a 9% decrease in exabytes sold, which was primarily driven by lower shipments to customers in our Cloud end market in the first half of the year as they adjusted their production levels and right-sized their inventories, and a 5% decline in average selling prices per gigabyte primarily attributable to a shift in product mix.

Cloud revenue increased 29% for the three months ended March 29, 2024 from the comparable period in the prior year, reflecting a 35% increase in exabytes sold, partially offset by a 5% decline in average selling prices per gigabyte. The increase in exabytes sold was driven by higher shipments of our high capacity enterprise HDD products. The decline in average selling prices per gigabyte was primarily due to a shift in the product mix to those larger capacity drives. Cloud revenue decreased 18% for the nine months ended March 29, 2024 from the comparable period in the prior year, which reflected a 9% decrease in exabytes sold and a 10% decline in average selling prices per gigabyte attributable to the supply-demand imbalance in the first half of the year as described above.

Client revenue increased 20% for the three months ended March 29, 2024 from the comparable period in the prior year, reflecting a 24% increase in average selling prices per gigabyte, partially offset by a 3% decrease in exabytes sold. The increase in average selling prices per gigabyte over the prior year period was primarily due to improved pricing in Flash. The decrease in exabytes sold reflected a small lag in recovery in this end market and timing of shipments as many OEMs transition to newer Flash products. Client revenue increased 5% for the nine months ended March 29, 2024 from the comparable period in the prior year, reflecting a 17% increase in exabytes sold, partially offset by an 11% decline in average selling prices per gigabyte. The increase in exabytes sold was primarily driven by an increase in SSD shipments into PC applications and the decline in average selling prices per gigabyte was primarily due to the decline in Flash pricing caused by the supply-demand imbalance in the first half of the year as described above.

Consumer revenue increased 17% for the three months ended March 29, 2024 from the comparable period in the prior year, reflecting an increase in average selling prices per gigabyte while exabytes sold remained relatively consistent overall with a decrease in HDD bit shipments largely offsetting an increase in flash bit shipments. The increase in average selling prices per gigabyte was driven by improved pricing in Flash and more favorable product mix. Consumer revenue increased 10% for the nine months ended March 29, 2024 from the comparable period in the prior year, reflecting an 8% increase in exabytes sold and a 2% increase in average selling prices per gigabyte. The increase in exabytes sold was primarily driven by improved demand across our products in Flash, partially offset by a decline in HDD shipments. The increase in average selling prices per gigabyte was primarily due to a shift in product mix, partially offset by the decline in Flash pricing caused by the supply-demand imbalance in the first half of the year as described above.

The allocation of our net revenue by geography for the three months ended March 29, 2024 was relatively consistent with the comparable period in the prior year. The changes in net revenue by geography for nine months ended March 29, 2024 from the comparable period in the prior year reflected higher revenue in the first half of the year from Cloud customers in the Asia region, particularly in China and a decline in the Americas as certain large customers reduced purchases to align their inventories with current market demand.

Our top 10 customers accounted for 42% of our net revenue for the three months ended March 29, 2024, compared to 49% of our net revenue for the three months ended March 31, 2023. Our top 10 customers accounted for 38% of our net revenue for the nine months ended March 29, 2024, compared to 45% of our net revenue for the nine months ended March 31, 2023. For each of the three and nine months ended March 29, 2024 and March 31, 2023, no single customer accounted for 10% or more of our net revenue.

Consistent with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. These programs represented 13% and 17% of gross revenue for the three and nine months ended March 29, 2024, respectively. The amounts attributed to our sales incentive and marketing programs generally vary according to several factors, including industry conditions, list pricing strategies, seasonal demand, competitor actions, channel mix and overall availability of products. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue.

Gross Profit and Gross Margin

Consolidated gross profit increased by $715 million for the three months ended March 29, 2024 from the comparable period in the prior year, which primarily reflected better pricing in Flash as well as lower charges for unabsorbed manufacturing overhead costs in the current period of approximately $16 million, all in HDD, as a result of the reduced utilization of our manufacturing capacity, compared to $275 million of such charges in the same period in the prior year ($213 million in Flash and $62 million in HDD). Consolidated gross margin increased 19 percentage points year over year, with approximately 9 percentage points of the increase due to the lower underutilization charges in the current period and the remainder driven by better pricing in Flash as noted above. Flash gross margin increased by approximately 32 percentage points year over year, with approximately 16 percentage points of the increase due to the lower underutilization charges in the current period as noted above and the remainder driven by the higher average selling prices per gigabyte. HDD gross margin increased by 7 percentage points year over year, with approximately 3 percentage points of the increase due to the lower underutilization charges in the current period as noted above and the remainder driven by better product mix.

Consolidated gross profit decreased by $203 million for the nine months ended March 29, 2024 from the comparable period in the prior year, which was primarily driven by the decline in pricing, particularly in Flash as mentioned above. Consolidated gross margin remained flat for the nine months ended March 29, 2024 from the comparable period in the prior year. Flash gross margin decreased by approximately 4 percentage points year over year, primarily driven by the lower average selling prices per gigabyte. HDD gross margin increased by 2 percentage point year over year, primarily driven by better product mix.

Operating Expenses

Research and development (“R&D”) expense increased $18 million for the three months ended March 29, 2024 from the comparable period in the prior year. The increase was primarily driven by a $26 million increase in compensation and benefits due to higher variable compensation, partially offset by lower headcount, and a $9 million decrease due to reductions in R&D project spending. R&D expense decreased $182 million for the nine months ended March 29, 2024 from the comparable period in the prior year. The decline was primarily driven by an $88 million decrease in compensation and benefits due to lower headcount, partially offset by higher variable compensation, a $94 million decrease due to lower depreciation expenses and reductions in R&D project spending as well as other savings as we took actions to reduce expenses in the current environment.

Selling, general and administrative (“SG&A”) expense decreased $39 million for the three months ended March 29, 2024 from the comparable period in the prior year. The decline was primarily driven by a $39 million decrease in intangible amortization expense, as certain assets became fully amortized, and a $15 million decrease in strategic review costs, partially offset by an $18 million increase in compensation and benefits due to higher variable compensation. SG&A expense decreased $131 million for the nine months ended March 29, 2024 from the comparable period in the prior year. The decline was primarily driven by a $116 million decrease in intangible amortization expense, a $19 million decrease in compensation and benefits due to lower headcount, and a $13 million decrease in sales and marketing expenses, partially offset by a $22 million increase in strategic review costs and a $12 million increase in material purchases.

Employee termination, asset impairment and other charges decreased $32 million for the three months ended March 29, 2024 from the comparable period in the prior year, reflecting fewer restructuring actions taken in the current period. Employee termination, asset impairment and other charges decreased $51 million for the nine months ended March 29, 2024 from the comparable period in the prior year. The decrease primarily reflected fewer restructuring actions taken and a gain on the sale-leaseback of our Milpitas, California facility, partially offset by higher contract termination charges and asset impairments caused by project cancellations. For information regarding Employee termination, asset impairment and other, see Part I, Item 1, Note 14, Employee Termination, Asset Impairment, and Other of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Business separation costs were $23 million for the three months ended March 29, 2024, primarily reflecting outside service fees to support the planned separation of our Flash and HDD businesses. Business separation costs were $59 million for the nine months ended March 29, 2024 primarily reflecting the charges similar to those noted for the three months ended March 29, 2024, as well as $33 million of charges incurred earlier in the year for stamp duties associated with establishing new legal entities to support the planned separation of our Flash and HDD businesses.

Interest and Other Expense

Total interest and other expense, net increased $39 million for the three months ended March 29, 2024 from the comparable period in the prior year, primarily reflecting $28 million of higher interest expense resulting from increases in interest rates and a higher outstanding debt balance. Total interest and other expense, net increased $49 million for the nine months ended March 29, 2024 from the comparable period in the prior year, primarily reflecting $91 million of higher interest expense resulting from increases in interest rates and the higher outstanding debt balance, partially offset by higher other income, net, of $27 million, driven primarily by a net gain on our strategic investments, and $15 million of higher interest income due to higher interest rates.

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

The following table sets forth Income tax information from our Condensed Consolidated Statements of Operations by dollar and effective tax rate:

	Three Months Ended		Nine Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
	$ in millions
Income (loss) before taxes	$178	$(528)	$(763)	$(816)
Income tax expense	43	43	74	159
Effective tax rate	24%	(8)%	(10)%	(19)%

Beginning in 2023, the 2017 Act has required us to capitalize and amortize R&D expenses rather than expensing them in the year incurred. The tax effects related to the capitalization of R&D expenses are included in the effective tax rate for the three and nine months ended March 29, 2024, and March 31, 2023, but did not have a material impact on our effective tax rate. The primary drivers of the difference between the effective tax rate for the three and nine months ended March 29, 2024 and the U.S. Federal statutory rate of 21% are the relative mix of earnings and losses by jurisdiction, the deduction for foreign-derived intangible income, credits, and tax holidays in Malaysia, the Philippines and Thailand that have or will expire at various dates during fiscal years 2024 through 2031. On November 1, 2023, one of our tax holidays in Malaysia expired. We have applied for an extension and anticipate it will apply retroactively and begin on November 2, 2023. Because the exact terms of the extension are not currently known, we are applying the Malaysia corporate statutory tax rate on the expired tax holiday income. If a retroactive extension is granted, we will make an adjustment to our effective tax rate in that period. The effective tax rate for the three and nine months ended March 29, 2024 includes the discrete effect of a net increase of $35 million and $48 million, respectively, to the liability for unrecognized tax benefits, which includes interest and offsetting tax benefits, related to transfer pricing matters, withholding taxes and certain tax deductions. This is offset in part by a net decrease of $7 million and $34 million, respectively, to the liability for unrecognized tax benefits for the three and nine months ended March 29, 2024, which includes interest and offsetting tax benefits, as a result of adjustments to align with IRS calculations.

The primary drivers of the difference between the effective tax rate for the three and nine months ended March 31, 2023 and the U.S. Federal statutory rate of 21% were the relative mix of earnings and losses by jurisdiction, the deduction for foreign derived intangible income, credits, and tax holidays in Malaysia, the Philippines and Thailand.

Our future effective tax rate is subject to future regulatory developments and changes in the mix of our U.S. earnings compared to foreign earnings. The 2017 Act requires us to capitalize and amortize R&D expenses rather than expensing them in the year incurred. As described above, these capitalized expenses are included in our effective tax rate for the three and nine months ended March 29, 2024, but did not have a material impact on the effective tax rate in those periods due to our reduced profitability. Mandatory capitalization of R&D is expected to materially increase our effective tax rate and taxes paid in future periods, if not repealed or otherwise modified. In addition, our total tax expense in future years may also vary as a result of discrete items such as excess tax benefits or deficiencies.

For additional information regarding Income tax expense, see Part I, Item 1, Note 12, Income Tax Expense, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

The following table summarizes our statements of cash flows:

	Nine Months Ended
	March 29, 2024	March 31, 2023
	(in millions)
Net cash provided by (used in):
Operating activities	$(660)	$(340)
Investing activities	31	(620)
Financing activities	506	856
Effect of exchange rate changes on cash	(6)	(3)
Net decrease in cash and cash equivalents	$(129)	$(107)

We had previously reached a final agreement with the IRS and received notices of deficiency with respect to years 2008 through 2012 and in February 2024, also reached a final agreement for resolving the notices of proposed adjustments with respect to years 2013 through 2015. During the nine months ended March 29, 2024, the Company made payments of $363 million for tax and $160 million for interest with respect to years 2008 through 2012 and recorded adjustments to align with IRS calculations, resulting in a remaining liability of $182 million as of March 29, 2024, related to all years from 2008 through 2015. The Company expects to pay any remaining balance with respect to this matter within the next twelve months.

In connection with settlements for the years 2008 through 2015, we expect to realize reductions to our mandatory deemed repatriation tax obligations and tax savings from interest deductions in future years aggregating to $164 million. Of this amount, $34 million of interest savings from the interest paid with respect to years 2008 through 2012 is classified as a deferred tax asset due to interest expense limitation rules. See Part I, Item 1, Note 12, Income Tax Expense, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further details.

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

A total of $1.51 billion and $1.28 billion of our Cash and cash equivalents was held by our foreign subsidiaries as of March 29, 2024 and June 30, 2023, respectively. There are no material tax consequences that have not been accrued for on the repatriation of this cash.

Our cash equivalents are primarily invested in money market funds that invest in U.S. Treasury securities and U.S. Government agency securities. In addition, from time to time, we also invest directly in certificates of deposit, asset-backed securities and corporate and municipal notes and bonds.

Operating Activities

Net cash provided by or used in operating activities primarily consists of net income or loss, adjusted for non-cash charges, plus or minus changes in operating assets and liabilities. Net cash used for changes in operating assets and liabilities was $405 million for the nine months ended March 29, 2024, as compared to $296 million for the nine months ended March 31, 2023, which largely reflects payments made on the IRS matter, partially offset by a decrease in net operating assets and liabilities resulting from the reduction in volume of our business, as discussed above. Changes in our operating assets and liabilities are largely affected by our working capital requirements, which are dependent on our volume of business and the effective management of our cash conversion cycle as well as the timing of payments for taxes. During the nine months ended March 29, 2024, the change in operating assets and liabilities included payments to the IRS of $523 million, including interest, as discussed in “Short- and Long-term Liquidity – Unrecognized Tax Benefits” section below. Our cash conversion cycle measures how quickly we can convert our products into cash through sales. The cash conversion cycles were as follows (in days):

	Three Months Ended
	March 29, 2024	March 31, 2023
Days sales outstanding	47	52
Days in inventory	119	144
Days payable outstanding	(63)	(57)
Cash conversion cycle	103	139

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

For the three months ended March 29, 2024, DSO decreased by 5 days from the comparable period in the prior year, primarily reflecting the timing of shipments and customer collections. DIO decreased by 25 days from the comparable period in the prior year, primarily reflecting lower inventory cycle time, which reduces the inventory levels needed to meet customer orders, and an increase in products shipped. DPO increased by 6 days from the comparable period in the prior year primarily due to routine variations in the timing of purchases and payments during the period as well as slightly more favorable payment terms.

Investing Activities

Net cash provided by investing activities for the nine months ended March 29, 2024 primarily consisted of $207 million in net proceeds from activity related to Flash Ventures, partially offset by $176 million in capital expenditures, net of proceeds from disposals of assets, which includes the proceeds from the sale-leaseback of our Milpitas, California facility. Net cash used in investing activities for the nine months ended March 31, 2023 primarily consisted of $688 million in capital expenditures, partially offset by $46 million in net proceeds from activity related to Flash Ventures.

Financing Activities

During the nine months ended March 29, 2024, net cash provided by financing activities primarily consisted of $2.50 billion in proceeds from the issuance of the 2028 Convertible Notes, the drawdown of the Delayed Draw Term Loan and draws on the revolving credit facility. These sources were partially offset by $505 million used to repurchase a portion of the 2024 Convertible Notes; $1.27 billion used for the repayment of draws on the revolving credit facility, payments on the Delayed Draw Term Loan, scheduled payments on the Term Loan A-2, and settlement of the remaining 2024 Convertible Notes; and $155 million for the purchase of capped calls to hedge the potential dilution impact of the conversion feature of the 2028 Convertible Notes. During the nine months ended March 31, 2023, cash flows from financing activities primarily consisted of proceeds of $882 million from the issuance of our convertible preferred stock. In addition, we drew and repaid $1.18 billion under our revolving credit facility within the prior year period.

Off-Balance Sheet Arrangements

Other than the commitments related to Flash Ventures incurred in the normal course of business and certain indemnification provisions (see “Short- and Long-term Liquidity – Purchase Obligations and Other Commitments” below), we do not have any other material off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets, or any other obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not included in the Condensed Consolidated Financial Statements. Additionally, with the exception of Flash Ventures and our joint venture with Unisplendour Corporation Limited and Unissoft (Wuxi) Group Co. Ltd., we do not have an interest in, or relationships with, any variable interest entities. For additional information regarding our off-balance sheet arrangements, see Part I, Item 1, Note 9, Related Parties and Related Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Short- and Long-term Liquidity

Material Cash Requirements

In addition to cash requirements for unrecognized tax benefits and dividend rights with respect to the Series A Preferred Stock discussed below, the following is a summary of our known material cash requirements, including those for capital expenditures, as of March 29, 2024:

	Total	1 Year (Remaining Three Months of 2024)	2-3 Years (2025-2026)	4-5 Years (2027-2028)	More than 5 Years (Beyond 2028)
	(in millions)
Long-term debt, including current portion(1)	$7,825	$338	$2,600	$3,887	$1,000
Interest on debt	1,151	79	734	238	100
Flash Ventures related commitments(2)	2,463	322	1,576	572	(7)
Operating leases	593	17	135	112	329
Purchase obligations and other commitments	522	45	268	79	130
Mandatory deemed repatriation tax	466	—	466	—	—
Total	$13,020	$801	$5,779	$4,888	$1,552

(1)Principal portion of debt, excluding issuance costs.
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

Debt

As described in “Key Developments – Financing Activities” above, we undertook several liability-management actions during the second and third quarters of 2024, including the issuance of the 2028 Convertible Notes, the repurchase and/or settlement of our remaining outstanding 2024 Convertible Notes and the partial repayment of the Delayed Term Loan.

The 2028 Convertible Notes are convertible at the option of any holder at an initial conversion price of approximately $52.20 per share of common stock beginning August 15, 2028. Prior to that date, if the trading price of our common stock remains above 130% of the conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading-day period prior to the end of a quarter, holders of the 2028 Convertible Notes would have the right to convert the 2028 Convertible Notes during the next succeeding calendar quarter. The 2028 Convertible Notes are also convertible prior to that date upon the occurrence of certain corporate events. Upon any conversion of the 2028 Convertible Notes, we will pay cash for the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, shares of our common stock or a combination thereof, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted.

In addition to our existing debt, as of March 29, 2024, we had $2.24 billion available for borrowing under our revolving credit facility until January 2027, subject to customary conditions under the loan agreement. The agreements governing our credit facilities each include limits on secured indebtedness and certain types of unsecured subsidiary indebtedness and require us and certain of our subsidiaries to provide guarantees and collateral to the extent the conditions providing for such guarantees and collateral are met. Additional information regarding our indebtedness, including information about availability under our revolving credit facility and the principal repayment terms, interest rates, covenants, collateral and other key terms of our outstanding indebtedness, is included in Part II, Item 8, Note 8, Debt, of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2023 and Note 7, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The loan agreements governing our revolving credit facility, our Term Loan A-2 maturing 2027, and our Delayed Draw Term Loan require us to comply with certain financial covenants, consisting of a leverage ratio, and a minimum liquidity requirement. As of March 29, 2024, we were in compliance with these financial covenants.

Flash Ventures

Flash Ventures sells to and leases back from a consortium of financial institutions a portion of its tools and has entered into equipment lease agreements of which we guarantee half or all of the outstanding obligations under each lease agreement. The leases are subject to customary covenants and cancellation events that relate to Flash Ventures and each of the guarantors. The occurrence of a cancellation event could result in an acceleration of the lease obligations and a call on our guarantees. As of March 29, 2024, we were in compliance with all covenants under these Japanese lease facilities. See Part I, Item 1, Note 9, Related Parties and Related Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding Flash Ventures.

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

Mandatory Deemed Repatriation Tax

The following is a summary of our estimated mandatory deemed repatriation tax obligations that are payable in the following years:

March 29, 2024
(in millions)
2025	$265
2026	201
Total	$466

Unrecognized Tax Benefits

As of March 29, 2024, the liability for unrecognized tax benefits (excluding accrued interest and penalties) was $708 million. Accrued interest and penalties related to unrecognized tax benefits are recognized in liabilities for uncertain tax positions and are recorded in the provision for income taxes. Accrued interest and penalties included in our liability related to unrecognized tax benefits as of March 29, 2024 was $173 million. Of these amounts, approximately $719 million could result in potential cash payments.

As noted above, we had previously reached a final agreement with the IRS regarding notices of deficiency with respect to years 2008 through 2012 and in February 2024, also reached a final agreement for resolving the notices of proposed adjustments with respect to years 2013 through 2015. During the nine months ended March 29, 2024, we made payments of $363 million for tax and $160 million for interest with respect to years 2008 through 2012 and recorded adjustments to align with IRS calculations, resulting in a remaining liability of $182 million as of March 29, 2024 related to all years from 2008 through 2015. We expect to pay any remaining balance with respect to this matter within the next twelve months.

In connection with settlements for the years 2008 through 2015, we expect to realize reductions to our mandatory deemed repatriation tax obligations and tax savings from interest deductions in future years aggregating to approximately $164 million. Of this amount, $34 million of interest savings from the interest paid with respect to years 2008 through 2012 is classified as a deferred tax asset due to interest expense limitation rules.

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

Indemnifications

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of agreements, products or services to be provided by us, environmental compliance or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain of our officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers in certain circumstances.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Except as disclosed below, there have been no material changes to our market risk during the nine months ended March 29, 2024. See Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended June 30, 2023 for further information about our exposure to market risk.

Foreign Currency Risk

We performed sensitivity analyses as of March 29, 2024 and June 30, 2023 using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our foreign currency derivative contracts used to offset the underlying exposures. The foreign currency exchange rates used in performing the sensitivity analyses were based on market rates in effect at March 29, 2024 and June 30, 2023. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar would result in a foreign exchange fair value loss of $255 million and $285 million at March 29, 2024 and June 30, 2023, respectively.

Interest Rate Risk

We have generally held a balance of fixed and variable rate debt. As of March 29, 2024, our variable rate debt outstanding consisted of our Term Loan A-2 and Delayed Draw Term Loan, which are based on various index rates as discussed further in Note 7, Debt, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. As of March 29, 2024, the outstanding balance on our variable rate debt was $2.9 billion and a one percent increase in the variable rate of interest would increase annual interest expense by $29 million.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the third quarter of fiscal year 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 12, Income Tax Expense, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for disclosures regarding the status of statutory notices of deficiency issued by the IRS with regards to tax years 2008 through 2015, including the reaching of a final agreement for resolving the notices of proposed adjustments with respect to years 2013 through 2015.

Item 1A.    Risk Factors

We have described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2023 a number of risks and uncertainties that could cause our actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. Except as discussed below, there have been no material changes from these risk factors previously described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2023, as updated by the risk factors described in Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended September 29, 2023, and December 29, 2023. These risks and uncertainties are not the only risks facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business, financial condition, results of operations or the market price of our common stock.

Item 5.    Other Information

Insider Trading Arrangements

Except as described below, during the third quarter, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a trading arrangement for the purchase or sale of securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act (“Rule 10b5-1 Plan”) or constituted a “non-Rule 10b5-1 trading arrangement”:

•Michael Ray, a former Executive Vice President, Chief Legal Officer and Secretary of the Company who left the Company effective January 12, 2024, terminated a Rule 10b5-1 Plan on February 23, 2024.

Additional Guarantors

On April 26, 2024, SanDisk Corporation (“SDC”) and SanDisk Technologies, Inc. (“SDT” and, together with SDC, the “Additional Guarantors”), each wholly-owned subsidiaries of Western Digital Corporation, entered into agreements (the “Additional Guarantees”) to unconditionally guarantee the obligations under the loan agreements governing our revolving credit facility, our Term Loan A-2 maturing 2027, and our Delayed Draw Term Loan (collectively, the “Credit Facilities”), subject to certain exceptions.

As required under the indenture dated as of February 13, 2019 (the “Senior Notes Indenture”) and pursuant to the second supplemental indenture dated as of April 26, 2024, the Additional Guarantors will also guarantee the obligations under our 4.750% Senior Notes due 2026, for so long as and to the extent required under the terms of the Senior Notes Indenture. As required under the indenture dated as of November 3, 2023 (the “Convertible Notes Indenture”) and pursuant to the first supplemental indenture dated as of April 26, 2024, the Additional Guarantors will also guarantee the obligations under our 2028 Convertible Notes, for so long as and to the extent required under the terms of the Convertible Notes Indenture.

In connection with entering into the Additional Guarantees, the Additional Guarantors also entered into agreements to secure the obligations under the Credit Facilities on a first-priority basis (subject to permitted liens) by a lien on substantially all the assets and properties of the Additional Guarantors (the “Additional Collateral”), subject to certain exceptions. The obligations our 2.850% Senior Notes due 2029 and 3.100% Senior Notes due 2032 will be secured by the Additional Collateral on an equal and ratable basis to the obligations under the Credit Facilities for so long as and to the extent required under the terms of the indenture and first supplemental indenture governing such notes.

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
3.2
Certificate of Designations, Preferences and Rights of Series A Convertible Perpetual Preferred Stock (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on February 1, 2023)

3.3
Amended and Restated By-Laws of Western Digital Corporation, as amended effective as of February 10, 2021 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on February 12, 2021)

10.1
Joint Venture Restructure Agreement, dated as of January 29, 2009, by and among SanDisk Corporation, SanDisk (Ireland) Limited, SanDisk (Cayman) Limited, Toshiba Corporation, Flash Partners Limited and Flash Alliance Limited†#

10.2	Equity Purchase Agreement, dated as of March 4, 2024, by and among, SanDisk China Limited and JCET Management Co., Ltd.†
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

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
Dated: April 29, 2024