Form 10-K
period 2024-06-28
WESTERN DIGITAL CORP
filed 2024-08-20
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b) ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on December 29, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $12.90 billion, based on the closing sale price as reported on the Nasdaq Global Select Market.
There were 343,451,583 shares of common stock, par value $0.01 per share, outstanding as of the close of business on August 7, 2024.

Documents Incorporated by Reference
Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the 2024 fiscal year. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning:

•our expectations regarding our plan to separate our HDD and Flash business units;

•our product plans and business strategies;

•consumer trends and market conditions;

•expectations regarding demand trends, market opportunities and our market position;

•expectations regarding our future financial performance;

•the impact of the global macroeconomic environment;

•expectations related to our agreed sale of a portion of our equity interest in SanDisk Semiconductor (Shanghai) Co. Ltd.;

•expectations related to our joint ventures and partnerships including relating to our Flash Ventures joint venture with Kioxia Corporation (“Kioxia”);

•expectations regarding our product development and technology plans;

•expectations regarding capital expenditure plans and investments;

•expectations regarding our tax resolutions, effective tax rate and our unrecognized tax benefits;

•expectations regarding the merits of our position and our plans with respect to certain litigation matters; and

•our beliefs regarding our capital allocation plans and the sufficiency of our available liquidity to meet our working capital, debt and capital expenditure needs.

These forward-looking statements are based on management’s current expectations, represent the most current information available to the Company as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and other factors that could cause actual results or performance to differ materially from those expressed or implied in the forward-looking statements. These risks and uncertainties are described in Part I, Item 1A of this Annual Report on Form 10-K. You are urged to carefully review the disclosures we make concerning risks and other factors that may affect the outcome of our forward-looking statements and our business and operating results, including those made in Part I, Item 1A of this Annual Report on Form 10-K and any of those made in our other reports filed with the Securities and Exchange Commission. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. We do not intend, and undertake no obligation, to update or revise these forward-looking statements to reflect new information or events after the date of this document or to reflect the occurrence of unanticipated events, except as required by law.

WEBSITE REFERENCES

In this Annual Report on Form 10-K, we make references to our website at www.westerndigital.com. References to our website through this Form 10-K are provided for convenience only and the content on our website does not constitute a part of, and shall not be deemed incorporated by reference into, this Annual Report on Form 10-K.

  PART I

Item 1.    Business

General

Western Digital is a leading developer, manufacturer and provider of data storage devices and solutions based on both hard disk drive and NAND flash technologies. With a differentiated innovation engine driving advancements in storage and semiconductor technologies, our broad and ever-expanding portfolio delivers powerful hard disk drives (“HDD”) and flash-based products (“Flash”) storage solutions for everyone from students, gamers and home offices, to the largest enterprises and public clouds to capture, preserve, access and transform an ever-increasing diversity of data.

Our broad portfolio of technology and products addresses multiple end markets: “Cloud,” “Client” and “Consumer.”

Cloud is comprised primarily of products for public or private cloud environments and end customers. Through the Client end market, we provide our original equipment manufacturer (“OEM”) and channel customers a broad array of high-performance hard drive and flash solutions across personal computer, mobile, gaming, automotive, virtual reality headsets, at-home entertainment, and industrial spaces. The Consumer end market is highlighted by our broad range of retail and other end-user products, which capitalize on the strength of our product brand recognition and vast points of presence around the world.

On October 30, 2023, we announced that our Board of Directors had completed its strategic review of our business and, after evaluating a comprehensive range of alternatives, authorized us to pursue a plan to separate our HDD and Flash business units to create two independent, public companies. We believe the separation will better position each business unit to execute innovative technology and product development, capitalize on unique growth opportunities, extend respective leadership positions and operate more efficiently with distinct capital structures. The completion of the planned separation is subject to certain conditions, including final approval by our Board of Directors. Significant effort is underway and extensive progress has been made with respect to the separation as we continue to drive towards completing the work required to separate the businesses by the end of calendar year 2024.

Founded in 1970 in Santa Ana, California, Western Digital is now a Standard & Poor’s 500 (“S&P 500”) company headquartered in San Jose, California. We have valuable patent portfolios containing approximately 13,000 active patents, covering groundbreaking memory technologies and beyond. We have extensive customer, partner and channel relationships across a number of end markets and geography and have a rich heritage of innovation and operational excellence, a wide range of intellectual property (“IP”) assets, broad research and development (“R&D”) capabilities and large-scale, efficient manufacturing supply chains. The strong growth in the amount, value and use of data continues, creating a global need for larger, faster and more capable storage solutions.

We are a customer-focused organization that has developed deep relationships with industry leaders to continue to deliver innovative solutions to help users capture, store and transform data across a boundless range of applications. With much of the world’s data stored on Western Digital products, our innovation powers the global technology ecosystem from consumer devices to the edge, to the heart of the cloud. We enable cloud, Internet and social media infrastructure players to build more powerful, cost-effective and efficient data centers. We help OEMs address storage opportunities and solutions to capture and transform data in a myriad of devices and edge technologies. We have also built strong consumer brands with tools to manage vast libraries of personal content and to push the limits of what is possible for storage. At Western Digital, we continue to transform ourselves to address the growth in data by providing what we believe to be the broadest range of storage technologies in the industry with a comprehensive product portfolio and global reach.

Industry

We operate in the data storage industry. The ability to access, store and share data from anywhere on any device is increasingly important to our customers and end users. From the intelligent edge to the cloud, data storage is a fundamental component underpinning the global technology architecture. Our strengths in innovation and cost leadership, diversified product portfolio and broad routes to market provide a foundation upon which we are solidifying our position as an essential building block of the digital economy. We believe there is tremendous market opportunity flowing from the rapid global adoption of the technology architecture built with cloud infrastructure tied to intelligent endpoints all connected by high-performance networks.

The increase in computing complexity and advancements in artificial intelligence (“AI”), along with growth in cloud computing applications, connected mobile devices and Internet-connected products and edge devices is driving unabated growth in the volume of digital content to be stored and used. This growth has led to the creation of new form factors for data storage. The storage industry is increasingly utilizing tiered architectures with solid state drives (“SSD”), HDD and other non-volatile memory-based storage to address an expanding set of uses and applications. We believe our expertise and innovation across both HDD and Flash technologies enable us to bring powerful solutions to a broad range of applications. We continuously monitor the full array of storage technologies, including reviewing these technologies with our customers, to ensure we are appropriately resourced to meet our customers’ storage needs.

Technology

Hard Disk Drives. HDD products provide non-volatile data storage by recording magnetic information on a rotating disk. We develop and manufacture substantially all of the recording heads and magnetic media used in our HDD products. We have led the industry in innovation to drive increased areal density and high-performance attributes. Our improvements in HDD capacity, which lower product costs over time, have been enabled largely through advancements in magnetic recording head and media technologies. Our multi-year product roadmap for high-capacity HDD, which combines ePMR, OptiNAND, UltraSMR and triple stage actuators to deliver a cutting-edge portfolio of drives, in commercial volumes, at a wide variety of capacity points, puts Western Digital in a strong position to capitalize on the opportunities presented by the large and growing storage markets. We invest considerable resources in R&D, manufacturing infrastructure and capital equipment for recording head and media technology, as well as other aspects of the magnetic recording system such as HDD mechanics, controller and firmware technology, in order to secure our competitive position and cost structure. Our products generally leverage a common platform for various products within product families, and in some cases across product families, resulting in the commonality of components which reduces our exposure to changes in demand, facilitates inventory management and allows us to achieve lower costs through purchasing economies. This platform strategy also enables our customers to leverage their qualification efforts onto successive product models.

Flash Technologies. Flash-based products provide non-volatile data storage based on flash technology. We develop and manufacture solid state storage products for a variety of applications including enterprise or cloud, client, automotive, mobile devices and removable memory devices. Over time, we have successfully developed and commercialized successive generations of multi-dimensional flash technology with increased numbers of storage bits per cell in an increasingly smaller form factor, further driving cost reductions. We devote significant R&D resources to the development of highly reliable, high-performance, cost-effective flash-based technology and are continually pursuing developments in next-generation flash-based technology capacities. We are leveraging our expertise, resources and strategic investments in non-volatile memories to explore a wide spectrum of persistent memory and storage class memory technologies. We have also initiated, defined and developed standards to meet new market needs and to promote wide acceptance of flash storage standards through interoperability and ease of use.

Our Data Solutions

Our broad portfolio of technology and products addresses multiple end markets of “Cloud,” “Client” and “Consumer” and are comprised of the Western Digital®, SanDisk® and WD® brands.

Cloud represents a large and growing end market comprised primarily of products for public or private cloud environments and enterprise customers. We provide the Cloud end market with an array of high-capacity enterprise HDD, high-performance enterprise SSD and platforms. Our capacity enterprise hard disk drives provide high-capacity storage needs and a low total cost of ownership for the growing cloud data center and smart video system markets. These drives are primarily for use in data storage systems, in tiered storage models and where data must be stored reliably for years. Our high-performance enterprise class SSD include high-performance flash-based SSD and software solutions that are optimized for performance applications providing a range of capacity and performance levels primarily for use in enterprise servers and supporting high-volume online transactions, AI-related workloads, data analysis and other enterprise applications. We also provide higher value data storage platforms to the market.

Through the Client end market, we provide numerous data solutions that we incorporate into our client’s devices, which consist of HDD and SSD desktop and notebook PCs, gaming consoles and set top boxes, as well as flash-based embedded storage products for mobile phones, tablets, notebook PCs and other portable and wearable devices, automotive applications, Internet of Things and industrial and connected home applications. Our HDD and SSD are designed for use in devices requiring high performance, reliability and capacity with various attributes such as low cost per gigabyte, quiet acoustics, low power consumption and protection against shocks.

We serve the Consumer end market with a portfolio of HDD and SSD embedded into external storage products and removable Flash, which include cards, universal serial bus (“USB”) flash drives and wireless drives, through our retail and channel routes to market. Our external HDD storage products in both mobile and desktop form factors provide affordable, high quality, reliable storage for backup and capacity expansion that are designed to keep digital content secure. We offer client portable SSD with a range of capacities and performance characteristics to address a broad spectrum of the client storage market. Our removable cards are designed primarily for use in consumer devices, such as mobile phones, tablets, imaging systems, cameras and smart video systems. Our USB flash drives are used in the computing and consumer markets and are designed for high-performance and reliability. Our wireless drive products allow in-field backup of created content, as well as wireless streaming of high-definition movies, photos, music and documents to tablets, smartphones and PCs.

Competition

Our industry is highly competitive. We believe we are well-positioned with our leading product portfolio, premium consumer brand, differentiated semiconductor innovation engine and leadership in driving cost efficiency. Nevertheless, we face strong competition from other manufacturers of HDD and Flash in the Cloud, Client and Consumer end markets. In HDD, we compete with Seagate Technology Holdings plc and Toshiba Electronic Devices & Storage Corporation. In Flash, we compete with vertically integrated suppliers such as Kioxia, Micron Technology, Inc., Samsung Electronics Co., Ltd., SK Hynix, Inc., Yangtze Memory Technologies Co., Ltd. and numerous smaller companies that develop and manufacture flash-based products.

Business Strategy

Our overall strategy focuses on leadership, innovation and execution to be an industry-leading and broad-based developer, manufacturer and provider of storage devices and solutions that support the infrastructure that has enabled the unabated proliferation of data. Our strategy reflects the following foundational elements that we strive to meet:

•Drive Leadership in HDD
▪Provide reliable capacity growth and improved total cost of ownership
▪Enhance customers’ ability to generate value from data
▪Develop new technologies across the storage landscape

•Drive Differentiated Leadership in Flash
▪Capitalize on market transition to solid state drives
▪Focus on gross margin leadership
▪Leverage consumer brand strength

•Lead in Storage Innovation
▪Lead in areal density
▪Invest in leading HDD technologies to enable future drive capacity transition
▪Drive capital-efficient bit growth in flash
▪Explore tailored storage solutions to address the evolving workload requirements of generative AI

•Deliver Customer Value
▪Increase long-term engagement and through-cycle agreements with key hyperscalers
▪Maintain and expand strategic relationships with customers while transitioning into two market-leading companies

•Accelerate Operational Excellence
▪Achieve operational excellence to translate technology into stockholder value
▪Meet cost reduction targets to improve gross margin
▪Focus on sustainability and digital innovation of our manufacturing processes

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

Manufacturing and Suppliers

We believe that we have significant know-how, unique product manufacturing processes, test and tooling, execution skills, human resources and training to continue to be successful and to adjust our manufacturing operations as necessary. We strive to maintain manufacturing flexibility, high manufacturing yields, reliable products and high-quality components. The critical elements of our production of both HDD and Flash are high volume and utilization, low-cost assembly and testing, strict adherence to quality metrics and maintaining close relationships with our strategic component suppliers to access best-in-class technology and manufacturing capacity. We continually monitor our manufacturing capabilities to respond to the changing requirements of our customers and maintain our competitiveness and position as a data technology leader.

HDD and Flash manufacturing are each complex processes involving the production and assembly of precision components with narrow tolerances and rigorous testing. The manufacturing processes involve a number of steps that are dependent on each other and occur in “clean room” environments that demand skill in process engineering and efficient space utilization to control the operating costs of these manufacturing environments. We continually evaluate our manufacturing processes in an effort to increase productivity, sustain and improve quality and decrease manufacturing costs. We continually evaluate which steps in the manufacturing process would benefit from automation and how automated manufacturing processes can improve productivity and reduce manufacturing costs. We also leverage contract manufacturers when strategically advantageous. For more information on our agreement to sell a majority interest in one of our manufacturing facilities, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Developments.

HDD consists primarily of recording heads, magnetic media, controllers and firmware and a printed circuit board assembly. We design and manufacture substantially all of the recording heads and magnetic media required for our products. As a result, we are more dependent upon our own development and execution efforts for these components and less reliant on recording head and magnetic media technologies developed by other manufacturers. We depend on an external supply base for all remaining components and materials for use in our HDD design, manufacturing and testing. We believe the use of our in-house manufacturing, assembly and test facilities provides the controls necessary to provide the demanding capabilities, performance and reliability our customers require.

Our vertically integrated, in-house assembly and test operations for our HDD products are concentrated in Prachinburi and Bang Pa-In, Thailand; Penang, Johor Bahru, and Kuching, Malaysia; Laguna, Philippines; Shenzhen, China; and San Jose and Fremont, CA, USA.

Substantially all of our flash memory supply utilized for our flash-based products is purchased from our joint ventures with Kioxia. From time to time, we also purchase flash memory from other flash manufacturers. Controllers are primarily designed in-house and manufactured by third-party foundries or acquired from third-party suppliers. We believe the use of our assembly and test facilities, as well as contract manufacturers, provides flexibility and gives us access to increased production capacity. We have developed deep relationships with these vendors and Kioxia to establish a continuous supply of flash-based memory and controllers.

We generally retain multiple suppliers for our component requirements, but for business or technology reasons, we source some of our components from a limited number of sole or single source providers. For a discussion of such risks, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K.

Ventures with Kioxia

Our flash-based products consist of flash-based memory, controllers and firmware and other components. Substantially all of our flash-based memory is obtained from our joint ventures with Kioxia, which provide us with leading-edge, high-quality and low-cost flash memory wafers.

We and Kioxia currently operate three business ventures, Flash Partners Ltd., Flash Alliance Ltd. and Flash Forward Ltd., (collectively “Flash Ventures”) across seven flash-based manufacturing facilities in Japan, six of which are located in Yokkaichi, Japan and one of which is located in Kitakami, Japan. Flash Ventures will begin flash-based manufacturing operations at an eighth facility in Japan in calendar year 2025. Through Flash Ventures, we and Kioxia collaborate in the development and manufacture of flash-based memory wafers using semiconductor manufacturing equipment owned or leased by each of the Flash Ventures entities. We co-develop flash technologies (including process technology and memory design) with Kioxia for Flash Ventures’ use. We hold a 49.9% ownership position in each of the Flash Ventures entities. We jointly control with Kioxia the operations of Flash Ventures, and we believe our participation in Flash Ventures helps us reduce product costs, increases our ability to control the quality of our products and speeds delivery of our products to our customers.

Kioxia owns the facilities and provides wafer manufacturing services to Flash Ventures at cost using manufacturing equipment owned or leased by Flash Ventures and process technologies co-owned or contributed by us and Kioxia. We and Kioxia are entitled to purchase a share of Flash Ventures’ output, which generally equals 50% each. The price for which we and Kioxia pay Flash Ventures for flash memory wafers is cost plus a small markup. We are obligated to pay for variable costs incurred in producing our share of Flash Ventures’ flash-based memory wafer supply, based on a rolling forecast. In addition, we are obligated to pay for half of Flash Ventures’ fixed costs regardless of the output we choose to purchase.

The agreements governing the operations of the Flash Ventures entities also set out a framework for any investment by the joint venture partners in flash manufacturing capacity. We have jointly invested, and intend to continue to jointly invest, with Kioxia in the manufacturing equipment needed to support Flash Ventures’ flash manufacturing operations. In addition, we are obligated to fund 49.9% to 50.0% of each Flash Ventures entity’s capital investments to the extent that the Flash Ventures entity’s operating cash flow is insufficient to fund these investments.

For a discussion of risks associated with our business ventures with Kioxia, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K.

Sales and Distribution

We sell our products to computer manufacturers and OEMs, cloud service providers, resellers, distributors and retailers throughout the world. We maintain sales offices in selected parts of the world including the major geographies of the Americas, Asia Pacific, Europe and the Middle East. Our international sales, which include sales to foreign subsidiaries of U.S. companies but do not include sales to U.S. subsidiaries of foreign companies, represented 72%, 69% and 71% of our net revenue for 2024, 2023 and 2022, respectively. Sales to international customers are subject to certain risks not normally encountered in domestic operations, including exposure to tariffs and various trade regulations. For a discussion of such risks, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K.

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

For each of 2024, 2023 and 2022, no single customer accounted for 10% or more of our net revenue.

Seasonality

We have historically experienced seasonal fluctuations in our business with higher levels of demand in the first and second quarters as a result of increased customer spending. Seasonality is also impacted by cyclicality in the industry and macroeconomic conditions. For a discussion of associated risks, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K.

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

Our People

Our people strategy supports our purpose of being the world’s iconic data storage company through thoughtful offerings and inclusive practices that aim to attract, develop and engage talent. At the end of 2024, we employed approximately 51,000 people worldwide. Our diverse team spans 36 countries with approximately 85% of our employees in Asia Pacific, 13% in the Americas and 2% in Europe, the Middle East and Africa.

Inclusion

To attract and retain the best talent, we strive to cultivate an inclusive environment where every individual can thrive through a sense of belonging, respect and contribution. Our Employee Resource Groups (“ERGs”) are designed to promote an inclusive culture that embraces the uniqueness of our employees. We have eight ERGs with multiple global chapters that focus on women, LGBTQ+, racial and ethnic minorities, military veterans and people with disabilities. In support of creating an inclusive environment, we also launched unconscious bias education to all professional and technical employees in 2024.

We have multiple initiatives that focus on attracting talent and fostering our diverse representation across our global workforce, including diversity in personal characteristics, experience, skills, gender, race, ethnicity and membership in underrepresented communities. We continue to foster early talent through our intern and new college graduate recruitment programs, and in 2024, we converted nearly half of our global intern population to employees. In 2024, we launched our first-ever U.S. Department of Labor approved apprenticeship program, serving as a career pathway for veterans and other underserved populations. Furthermore, to minimize bias from the hiring process, we adopted data-driven tools as well as provided in-person and on-demand unconscious bias trainings to our recruiters and hiring managers.

As of June 28, 2024, women represented 26% of our management positions and 24% of our technical staff. Additionally, members of Asian, Black/African American, Hispanic/Latino and other racially or ethnically diverse communities, represented 60% of our U.S. management positions. For additional details about our workforce, we encourage you to review our Sustainability Report, published annually and posted on our corporate website. Nothing on our website shall be deemed incorporated by reference into this Annual Report on Form 10-K.

Talent Development and Engagement

We believe in supporting our people through learning and development opportunities and our pay for performance philosophy. To help our employees reach their full potential, we aim to cultivate an environment that encourages learning, development and career growth. Our performance framework includes developing goals collaboratively through transparent and actionable feedback in regular check-ins and performance designations. Our new on-demand learning management system, launched in 2024, offers learning activities and tools to help employees chart their career journey and track their progress. To give employees the skills they need to lead, we offer learning through virtual fireside chats with external speakers and through our flagship program Leader Essentials, which received the bronze medal from the Brandon Hall Group HCM Excellence Awards for Leadership Development in 2024. We also provide upskilling and reskilling opportunities to our factory employees through on-the-job training, technical classes, workshops and partnerships with universities and colleges.

We believe ongoing engagement is key to retention, and we prioritize that in many ways. We believe that listening is crucial to identifying opportunities to strengthen employee engagement and influence our overall strategy. Our latest survey completed in 2024 had a participation rate of nearly 90%. The survey results indicated that for our professional/technical employees, the company excels in areas of manager satisfaction, prioritization of work and sense of purpose. Our factory employees indicated that sense of purpose, company prospects and feeling of belonging were the top areas of strengths. We also engage employees by taking action to promote and ground them in our core values and beliefs, and to support our commitment to conducting business in an ethical way. In 2024, we were named one of the World’s Most Ethical Companies by Ethisphere Institute for the sixth consecutive year. Our employees also regularly participate in philanthropy to support the communities in which they work and live. In 2024, more than half of our employees gave their time to participate in company-sponsored volunteer events.

Compensation and Benefits

We believe that recognition is crucial for retaining and motivating our employees, and we are committed to rewarding performance with competitive compensation consisting of base salary and short-term and long-term incentives. We also offer a global recognition program to celebrate the contributions of employees who bring to life our core values – to think big, create possibility, make it happen and do it together.

We invest in the physical, mental and financial well-being of our people through a dynamic and differentiated Total Rewards program that aligns to our culture and values. We provide competitive benefits (which vary by country/region), including health coverage, life and disability insurance, retirement plans, paid time off, employee assistance program and employee stock purchase plan. In 2024, we continued our multi-year journey to modernize our benefits portfolio to offer more choices to meet the unique needs of our diverse employees.

We benchmark our compensation and benefits programs annually using market data from reputable third-party consultants. We also conduct internal focus groups and employee surveys to inform programs and identify opportunities. To ensure that our pay practices are fair and equitable, we conduct an annual pay equity assessment to promote equal pay for equal work regardless of gender. This review analyzes current pay considering various non-discriminatory factors, such as seniority, experience, skills, performance, location, track and hiring and promotion dates. We use the results to make pay adjustments as needed. In 2024, our assessment covered 100% of our global employee population, and we furthered our pay equity efforts by engaging in a living wage analysis.

Health and Safety

We are committed to creating a safe work environment everywhere we operate. We provide extensive health and safety resources and training to all of our employees, especially those who work in our manufacturing and operations. We use an integrated management system to manage health and safety standards at our manufacturing facilities.

Government Regulation

Our worldwide business activities are subject to various laws, rules and regulations of the United States as well as of foreign governments. Compliance with existing or future governmental regulations, including, but not limited to, those pertaining to global trade, the environment, consumer and data protection, employee health and safety and taxes, could have a material impact on our capital expenditures, earnings, competitive position and overall business in subsequent periods. See Part I, Item 1A, Risk Factors for a discussion of these potential impacts.

Corporate Responsibility and Sustainability

We believe responsible and sustainable business practices support our long-term success. As a company, we are deeply committed to protecting and supporting our people, our environment and our communities. That commitment is reflected through sustainability-focused initiatives as well as day-to-day activities, including our adoption of sustainability-focused policies and procedures, our publicly-recognized focus on fostering an inclusive workplace, our constant drive toward more efficient use of materials and energy, our careful and active management of our supply chain, our community-focused volunteerism programs and philanthropic initiatives and our impactful, globally-integrated ethics and compliance program.

•We seek to protect the human rights and civil liberties of our employees through policies, procedures and programs that avoid risks of compulsory and child labor, both within our company and throughout our supply chain.

•We foster a workplace of dignity, respect, diversity and inclusion through our recruiting and advancement practices, internal communications and employee resource groups.

•We educate our employees annually on relevant ethics and compliance topics, publish accessible guidance on ethical issues and related company resources in our Global Code of Conduct and encourage reporting of ethical concerns through any of several global and local reporting channels.

•We support local communities throughout the world, focusing on hunger relief, environmental quality and STEM (science, technology, engineering and math) education, especially for underrepresented and underprivileged youth.

•We utilize a robust integrated management system, with associated policies and procedures, to evaluate and manage occupational health and safety risks, environmental compliance and chemical and hazardous substance risks.

•We work to minimize our impacts on the environment through emissions reduction targets and other initiatives and to evaluate and enhance our climate resiliency.

•We innovate to reduce the energy used by our products, the energy used to manufacture them and the amount of new materials required to manufacture them.

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

A large portion of our revenue is derived from our international operations, and many of our products and components are produced overseas. As a result, our business depends significantly on global and regional conditions. Adverse changes in global or regional economic and social conditions, including, but not limited to, volatility in the financial markets, reduced access to credit, recession, inflation, rising interest rates, slower growth in certain geographic regions, political uncertainty, geopolitical tensions or conflicts, terrorism, other macroeconomic factors and new or changed regulations, could significantly harm demand for our products, increase credit and collectability risks, result in revenue reductions, reduce profitability as a result of underutilization of our assets, cause us to change our business practices, increase manufacturing and operating costs or result in impairment charges or other expenses.

Our revenue growth is significantly dependent on the growth of international markets, and we may face challenges in international sales markets. We are also subject to risks that could harm our business associated with our global manufacturing operations, global sales efforts and our utilization of contract manufacturers, including: the need to obtain governmental approvals and compliance with evolving foreign regulations; the need to comply with regulations on international business, including the Foreign Corrupt Practices Act, the United Kingdom Bribery Act 2010, the anti-bribery laws of other countries and rules regarding conflict minerals; exchange, currency and tax controls and reallocations; weaker protection of IP rights; policies and financial incentives by governments in China, the United States, and countries in Europe and Asia designed to reduce dependence on foreign semiconductor manufacturing capabilities; trade restrictions, such as export controls, export bans, import restrictions, embargoes, sanctions, license and certification requirements (including semiconductor, encryption and other technology), tariffs and complex customs regulations; and difficulties in managing international operations, including appropriate internal controls.

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

Our suppliers have in the past been, and may in the future be, unable or unwilling to meet our requirements, including as a result of events outside of their control such as trade restrictions (including tariffs, quotas and embargoes), geopolitical conflicts, terrorism, public health crises or natural disasters. If we are unable to purchase sufficient quantities from our current suppliers or qualify and engage additional suppliers, or if we cannot purchase materials at a reasonable price, we may not be able to meet demand for our products. Trade restrictions, including tariffs, quotas and embargoes, demand from other high-volume industries for materials or components used in our products, disruptions in supplier relationships or shortages in other components and materials used in our customers’ products could result in increased costs to us or decreased demand for our products, which could negatively impact our business. Delays, shortages or cost increases experienced by our suppliers in developing or sourcing materials and components for use in our products or incompatibility or quality issues relating to our products, could also harm our business.

We do not have long-term contracts with some of our existing suppliers, nor do we always have guaranteed manufacturing capacity with our suppliers, so we cannot guarantee that they will devote sufficient resources or capacity to manufacturing our products. Any significant problems that occur at our suppliers could lead to product shortages or quality assurance problems. When we do have contractual commitments with suppliers in an effort to stabilize the supply of our components, those commitments may require us to buy a substantial number of components or make significant cash advances to the supplier and may not result in a satisfactory supply of our components. We have cancelled or deferred, and may continue to cancel or defer, outstanding purchase commitments with certain suppliers due to changes in actual and forecasted demand, which has resulted, and may continue to result in fees, penalties and other associated charges. Such cancellations or deferments can also negatively impact our relationships with certain suppliers or lead to a decline in the financial performance of certain suppliers, each of which could result in even more limited availability of components needed for our products.

In addition, our supply base has experienced industry consolidation. Our suppliers may be acquired by our competitors, decide to exit the industry or redirect their investments and increase costs to us. In addition, some of our suppliers have experienced a decline in financial performance, including as a result of cancelled or deferred purchase commitments. Where we rely on a limited number of suppliers or a single supplier, the risk of supplier loss due to industry consolidation or a decline in financial performance is increased. Some of our suppliers may also be competitors in other areas of our business, which could lead to difficulties in price negotiations or meeting our supply requirements.

Our operations, and those of certain of our suppliers and customers, are subject to substantial risk of damage or disruption.

We conduct our operations at large, high-volume, purpose-built facilities in California and throughout Asia. The facilities of many of our customers, our suppliers and our customers’ suppliers are also concentrated in certain geographic locations throughout Asia and elsewhere. If a fire (including a climate change-related fire), flood, earthquake, tsunami or other natural disaster, condition or event such as a power outage, contamination event, terrorist attack, cybersecurity incident, physical security breach, political instability, civil unrest, localized labor unrest or other employment issues or a health epidemic negatively affects any of these facilities, it would significantly affect our ability to manufacture or sell our products and source components and would harm our business. Possible impacts include work and equipment stoppages and damage to or closure of our facilities, or those of our suppliers or customers, for an indefinite period of time. Climate change has in the past and is expected to continue to increase the incidence and severity of certain natural disasters, including wildfires and adverse weather events. In addition, the geographic concentration of our manufacturing sites could exacerbate the negative impacts resulting from any of these problems.

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

Public health crises have had, and could in the future have, a negative effect on our business.

Public health crises have in the past negatively impacted, and may in the future negatively impact, our workforce and operations, as well as those of our strategic partners, customers, suppliers and logistics providers. The impacts we experienced in connection with the COVID-19 pandemic included temporary closures of certain manufacturing facilities; under-absorbed overhead; increased logistics, component and other costs; decreased demand for our products; and manufacturing challenges. Future outbreaks of infectious disease or other public health crises may have similar impacts.

The effects of public health crises are uncertain and difficult to predict, but may also include disruptions to our supply chain, our operations or those of our strategic partners, customers or suppliers; deterioration of worldwide credit markets, which may limit our ability or increase our cost to obtain external financing and result in a higher rate of losses on our accounts receivable; volatility in financial markets, which may be extreme and could harm our ability to access the financial markets on acceptable terms or at all; increased data security and technology risks related to increased remote work; and reduced productivity or other disruptions of our operations. The degree to which any future public health crises ultimately impact our business will depend on many factors beyond our control, which are highly uncertain and cannot be predicted at this time.

The loss of our key management, staff and skilled employees; the inability to hire and develop new employees; or decisions to realign our business could negatively impact our business prospects.

Our success depends upon the continued contributions of our talent. Changes in our key management team may result in loss of continuity, loss of accumulated knowledge, departure of other key employees, disruptions to our operations and inefficiency during transitional periods. Global competition for skilled employees in the technology industry is intense, and our business success is increasingly dependent on our ability to attract, develop and retain top talent, implement succession plans for key management and staff and replace aging skilled employees. Changes in immigration policies may also impair our ability to recruit and hire technical and professional talent. Additionally, uncertainty about business realignment actions or the structure and organization of our business as a result of our ongoing separation of our HDD and Flash business units into two independent public companies could negatively impact our ability to recruit and retain key staff and skilled employees. We have and may continue to put retention arrangements in place for key employees to address the uncertainty about our business separation. When these retention payments are earned, we may suffer further attrition.

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

The compromise, damage or interruption of our technology infrastructure, information systems or products by cybersecurity incidents, data security breaches, other security problems, design defects, information system failures or other events could have a material negative impact on our business.

We experience cybersecurity incidents of varying degrees on our technology infrastructure and information systems and, as a result, unauthorized parties have obtained in the past, and may obtain in the future, access to our computer systems and networks, including cloud-based platforms. These incidents have in the past caused, and may in the future cause, disruption to parts of our business operations and result in various investigation, recovery and remediation expenses. In addition, the technology infrastructure and information systems of some of our suppliers, vendors, service providers, cloud solution providers and partners have in the past experienced, and may in the future experience, such incidents. Cybersecurity incidents can be caused by ransomware, computer denial-of-service attacks, worms and other malicious software programs or other attacks, including the covert introduction of malware to computers and networks, and the use of techniques or processes that change frequently, may be disguised or difficult to detect, or are designed to remain dormant until a triggering event, and may continue undetected for an extended period of time. Cybersecurity incidents have in the past resulted from, and may in the future result from, social engineering or impersonation of authorized users, and may also result from efforts to discover and exploit any design flaws, bugs, security vulnerabilities or security weaknesses, intentional or unintentional acts by employees or other insiders with access privileges, intentional acts of vandalism or fraud by third parties and sabotage. In some instances, efforts to correct vulnerabilities or prevent incidents have in the past, and may in the future, reduce the functionality or performance of our information systems and networks, which could negatively impact our business. We believe malicious cybersecurity acts are increasing in number and that cybersecurity threat actors are increasingly organized and well-financed or supported by state actors, and are developing increasingly sophisticated systems and means to not only infiltrate information systems, but also to evade detection or to obscure their activities. Geopolitical tensions or conflicts may create heightened risk of cybersecurity incidents.

Our products are also targets for malicious cybersecurity acts, including those products utilized in cloud-based environments as well as our cloud service offerings. Our cloud services have in the past and may in the future be taken offline as a result of or in order to prevent or mitigate cybersecurity incidents. While some of our products contain encryption or security algorithms to protect third-party content or user-generated data stored on our products, these products could still be hacked or the encryption schemes could be compromised, breached or circumvented by motivated and sophisticated attackers, which could harm our business by exposing us to litigation and indemnification claims and hurting our reputation.

When efforts to breach our infrastructure, information systems or products are successful or we are unable to protect against such attacks, we have in the past suffered, and could in the future suffer, interruptions, delays or cessation of operations of our information systems, and loss or misuse of proprietary or confidential information, IP, or sensitive or personal information. We may also experience disruptions or outages of our information systems due to internal or third-party mistakes or technical errors, including due to software updates, which could disrupt our business operations. Compromises of our infrastructure, information systems or products could also cause our customers and other affected third parties to suffer loss or misuse of proprietary or confidential information, IP, or sensitive or personal information, and could harm our relationships with customers and other third parties and subject us to liability. As a result of actual or perceived cybersecurity incidents or other information system disruptions, we have in the past experienced and may in the future experience additional costs, notification requirements, civil and administrative fines and penalties, indemnification claims, litigation or damage to our brand and reputation. All of these consequences could harm our reputation and our business and materially and negatively impact our operating results and financial condition.

We are subject to risks related to product defects, which could result in product recalls or epidemic failures and could subject us to warranty, litigation or indemnification claims that exceed our expectations or estimates.

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

On October 30, 2023, we announced that our Board of Directors had completed its review of potential strategic alternatives and had unanimously approved pursuing a plan to separate the Flash business unit from our remaining HDD business (the “Separation”). The Separation is intended to be structured in a tax-free manner and we continue to drive towards completing the work required to separate the businesses by the end of calendar year 2024. No assurance can be given as to whether the Separation will occur, when any such transaction will be approved or when any separation may be completed. Furthermore, while we are working toward the Separation, the specific assets, liabilities and entities to be separated are still being finalized and may change. We may determine to abandon any efforts with respect to the Separation at any time for any reason.

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

Further, our Board of Directors could decide, either because of a failure of conditions or because of market or other factors, to abandon the Separation.

Our review of the Separation has and will continue to involve significant time, expense and resources and could disrupt or adversely affect our business.

Executing the Separation has required and will continue to require significant time and attention from our senior management and employees and may divert their attention from operating and growing our business in ways that could adversely affect our business, financial condition and results of operations. Our employees may also be distracted due to uncertainty about their future roles with the separated companies, and customers or suppliers could delay or defer decisions or may end their relationships with us.

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

The Separation may not achieve the anticipated benefits and could expose us to new risks, including with respect to our existing indebtedness and future capital structure.

We may not realize any strategic, financial, operational or other benefits from the Separation. We cannot predict with certainty if or when anticipated benefits will occur or the extent to which they will be achieved. If the Separation is completed, our operational and financial profile (including our capital structure) will change and we will face new risks. If the Separation is completed, we will be a smaller and less-diversified company and may be more vulnerable to changing market conditions. While we believe that the Separation will position each company to better unlock its full standalone long-term potential, we cannot assure you that following the Separation we will be successful. Further, there can be no assurance that the combined value of the shares of the two resulting companies will be equal to or greater than what the value of our common stock would have been had the Separation not occurred.

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

The Separation will be subject to numerous conditions, including the availability of financing. We have not obtained any financing with respect to the Separation transaction, including any new financing for the remaining business and the terms of any such arrangements may be more burdensome or costly than the terms of our current indebtedness or we may not be able to obtain credit on attractive terms and price. Furthermore, the Separation may leave us with higher leverage and may also cause us to violate provisions of contracts or breach covenants in our existing indebtedness if such contracts or indebtedness are not replaced, repaid or refinanced or waivers are not obtained prior to the Separation. For example, our credit facilities contain specific restrictions on any disposal of our Flash business unit. In addition, we cannot assure you that a holder of our outstanding senior notes will not argue that the Separation constitutes a change of control and try to require us to repurchase its notes as a result of the Separation.

We rely substantially on strategic relationships with various partners, including Kioxia, which subjects us to risks and uncertainties that could harm our business.

We have entered into and expect to continue to enter into strategic relationships with various partners for product development, manufacturing, sales growth and the supply of technologies, components, equipment and materials for use in our product design and manufacturing, including our business ventures with Kioxia. We depend on Flash Ventures for the development and manufacture of flash-based memory. Our strategic relationships, including Flash Ventures, are subject to various risks that could harm the value of our investments, our revenue and costs, our future rate of spending, our technology plans and our future growth opportunities. For example, while Flash Ventures is operating, certain of our agreements with Kioxia preclude us from manufacturing flash-based memory ourselves except to the extent that we acquire any manufacturing capacity of a Flash Ventures entity as a result of that entity’s dissolution, termination or acquisition by us. This could also impair our ability to consolidate with other industry participants who manufacture flash-based memory.

Substantially all of our flash-based memory is obtained from Flash Ventures, which limits our ability to respond to market demand and supply changes and makes our financial results particularly susceptible to variations from our forecasts and expectations. For example, we are contractually obligated to pay for 50% of the fixed costs of Flash Ventures regardless of whether we order any flash-based memory, and our orders placed with Flash Ventures on a three-month rolling basis are binding. As a result, a failure to accurately forecast supply and demand could cause us to over-invest or under-invest in inventory, technology transitions or the expansion of Flash Ventures’ capacity. Over-investment by us or our competitors can result in excess supply and lead to significant decreases in our product prices, significant excess, obsolete inventory or inventory write-downs or underutilization charges, and the potential impairment of our investments in Flash Ventures. For example, for our Flash business, in 2024 and 2023, we incurred $252 million and $296 million of charges for unabsorbed manufacturing overhead costs as a result of the reduced utilization of our manufacturing capacity, respectively. Additionally, in 2024, we recorded $108 million of charges to write-down our inventory as a result of decreases in market pricing. These charges were attributable to a significant imbalance of supply and demand and our actions taken in response thereto. On the other hand, if we under-invest in Flash Ventures, or otherwise grow or transition Flash Ventures’ capacity too slowly, we may not have enough supply of flash-based memory, or the right type of flash-based memory, to meet demand on a timely and cost effective basis, and we may lose opportunities for revenue, gross margin and market share as a result. If our supply is limited, we might make strategic decisions with respect to the allocation of our supply among our products and customers, which could result in less favorable gross margins or damage customer relationships.

Our control over the operations of our business ventures may be limited, and our interests could diverge from our strategic partners’ interests regarding ongoing and future activities. For example, each Flash Ventures entity operates for a defined period of time agreed upon between the joint venture partners. Although we and Kioxia have agreed to extend that period of time for each Flash Ventures entity since the start of Flash Ventures, there is a risk that we and Kioxia will be unable to agree on a further extension of one or more of the Flash Ventures entities in the future. Additionally, under the Flash Ventures agreements, we cannot unilaterally direct most of Flash Ventures’ activities, and we have limited ability to source or fabricate flash outside of Flash Ventures. Flash Ventures requires significant investments by both Kioxia and us for technology transitions and capacity expansions, and our business could be harmed if our technology roadmap and investment plans are not sufficiently aligned with Kioxia’s. Lack of alignment with Kioxia with respect to Flash Ventures could negatively impact our ability to react quickly to changes in the market, or to stay at the forefront of technological advancement. Misalignment could arise due to changes in Kioxia’s strategic priorities, management, ownership or access to capital, which have changed in recent years and could continue to change. Kioxia’s stakeholders may include, or have included in the past, competitors, customers, a private equity firm, government entities or public stockholders. Kioxia’s management changes, ownership and capital structure could lead to delays in decision-making, disputes or changes in strategic direction that could negatively impact the strategic partnership, and therefore us. There may exist conflicts of interest between Kioxia’s stakeholders and Flash Ventures or us with respect to, among other things, protecting and growing Flash Ventures’ business, IP and competitively sensitive confidential information.

Together with Kioxia, we fund a portion of the investments required for Flash Ventures through lease financings. Continued availability of lease financings for Flash Ventures is not guaranteed and could be limited by several factors, including availability of tools qualified for leasing, investor capacity and risk allocation policies, our or Kioxia’s financial performance and changes to our or Kioxia’s business, ownership or corporate structure. To the extent that lease financings are not accessible on favorable terms or at all, more cash would be required to fund investments.

Our strategic relationships are subject to additional risks that could harm our business, including, but not limited to, the following: failure by our strategic partners to comply with applicable laws or employ effective internal controls; difficulties and delays in product and technology development at, ramping production at, and transferring technology to, our strategic partners; declining financial performance of our strategic partners, including failure by our strategic partners to timely fund capital investments with us or otherwise meet their commitments, including the payment of amounts owed to us or third parties when due; losing the rights to, or ability to independently manufacture, certain technology or products being developed or manufactured by strategic partners, including as a result of any of them being acquired by another company, filing for bankruptcy or experiencing financial or other losses; a bankruptcy event involving a strategic partner, which could result in structural changes to or termination of the strategic partnership; and changes in tax or regulatory requirements, which may necessitate changes to the agreements governing our strategic partnerships.

We participate in a highly competitive industry that is subject to declining average selling prices (“ASPs”), volatile demand, rapid technological change and industry consolidation, as well as lengthy product qualifications, all of which can negatively impact our business.

Demand for our devices, software and solutions, which we refer to in this Item 1A as our “products”, depends in large part on the demand for systems manufactured by our customers and on storage upgrades to existing systems. The demand for systems has been volatile in the past and often has had an exaggerated effect on the demand for our products in any given period. Demand for and prices of our products are influenced by, among other factors, the actual and projected growth of data to be stored, the balance between supply and demand in the storage market, including the effects of new fab capacity, macroeconomic factors, business conditions, the emergence or growth of new or existing technologies (including AI), technology transitions and other actions taken by us or our competitors. The storage market has recently experienced, and may continue to experience, periods of excess capacity leading to liquidation of excess inventories, inventory write-downs, significant reductions in ASPs and negative impacts on our revenue and gross margins and volatile product life cycles that harm our ability to recover the cost of product development.

Further, our ASPs and gross margins tend to decline when there is a shift in the mix of product sales to lower priced products. We have faced declining gross margins in the past, and may face potential gross margin pressures in the future, resulting from our ASPs declining more rapidly than our cost of revenue. Rapid technological changes often reduce the volume and profitability of sales of existing products and increase the risk of inventory obsolescence and write-downs. Finally, the data storage industry has experienced consolidation over the past several years, which could enhance the resources and lower the cost structure of some competitors. These factors could result in a substantial decrease in our market share and harm our business.

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

The markets for our products continuously undergo technology transitions that can impact our product roadmaps and that we must anticipate in order to adapt our existing products or develop new products effectively. If we fail to adapt to or implement new technologies, if we fail to quickly and cost-effectively develop new products that meet the specifications and requirements intended or desired by our customers or if technology transitions negatively impact our existing product roadmaps, our business may be harmed.

In addition, the success of our technology transitions and product development depends on a number of other factors, including R&D expenses and results; difficulties faced in manufacturing ramp; market acceptance/qualification; effective management of inventory levels in line with anticipated product demand; the vertical integration of some of our products, which may result in more capital expenditures and greater fixed costs than if we were not vertically integrated; our ability to cost effectively respond to customer requests for new products or features (including requests for more efficient and efficiently-produced products with reduced environmental impacts) and software associated with our products; our ability to increase our software development capability; and the effectiveness of our go-to-market capability in selling new products.

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

Sales of many of our products tend to be seasonal and subject to volatile and irregular supply-demand cycles. Changes in seasonal and cyclical supply and demand patterns have made it, and could continue to make it, more difficult for us to forecast demand. Changes in the product or channel mix of our business can also impact seasonal and cyclical patterns. For example, we often ship a high percentage of our total quarterly sales in the third month of the quarter, which makes it difficult for us to forecast our financial results before the end of each quarter. As a result of the above or other factors, our forecast of financial results for a given quarter may differ materially from our actual financial results.

The variety and volume of products we manufacture are based in part on accurately forecasting market and customer demand for our products, which are influenced by a wide variety of factors. As a result of the number and complexity of these factors, accurately forecasting demand has been and continues to be increasingly difficult for us, our customers and our suppliers. Further, for many of our OEM customers utilizing just-in-time inventory, we do not generally require firm order commitments and instead receive a periodic forecast of requirements, which may prove to be inaccurate. In addition, because our products are designed to be largely interchangeable with competitors’ products, our demand forecasts may be impacted significantly by the strategic actions of our competitors. As forecasting demand becomes more difficult, the risk that our forecasts are not in line with demand increases. This has caused, and may in the future cause, our forecasts to exceed actual market demand, resulting in periods of product oversupply, excess inventory, underutilization of manufacturing capacity and price decreases, which has impacted and could further impact our sales, ASPs and gross margin or require us to incur additional inventory write-downs or additional charges for unabsorbed manufacturing overhead, thereby negatively affecting our operating results and our financial condition. For example, in 2024 and 2023, we incurred $407 million and $497 million of charges for unabsorbed manufacturing overhead costs as a result of the reduced utilization of our manufacturing capacity, respectively. Additionally, in 2024, we incurred $108 million of charges to write-down our inventory as a result of decreases in market pricing. These charges were attributable to a significant imbalance of supply and demand and our actions taken in response thereto. If market demand increases significantly beyond our forecasts or beyond our ability to add manufacturing capacity, then we may not be able to satisfy customer product needs, possibly resulting in a loss of market share if our competitors are able to meet customer demands. In addition, some of our components have long lead-times, requiring us to place orders several months in advance of anticipated demand. Such long lead-times increase the risk of excess inventory, potentially resulting in inventory write-downs, or loss of sales in the event our forecasts vary substantially from actual demand.

Failure to successfully execute on strategic initiatives including acquisitions, divestitures or cost saving measures may negatively impact our future results.

We have made and expect to continue to make acquisitions and divestitures, and engage in cost saving measures. In order to successfully execute on strategic initiatives, we must continue to identify and successfully complete attractive transactions, some of which may be large and complex, and manage post-closing issues such as integration of the acquired company or employees and integration of processes and systems. We may not be able to continue to identify or complete appealing acquisition or investment opportunities given the intense competition for these transactions. Even if we identify and complete suitable corporate transactions, we may not be able to successfully address any integration challenges in a timely manner, or at all. There have been and may continue to be difficulties with implementing new systems and processes or with integrating systems and processes of companies with complex operations, which may result in inconsistencies in standards, controls, procedures and policies and may increase our vulnerability to cybersecurity attacks or the risk that our internal controls are found to be ineffective.

Failing to successfully integrate or realign our business to take advantage of efficiencies or reduce redundancies of an acquisition or divestiture may result in not realizing all or any of the anticipated benefits of the transaction. In addition, failing to achieve the financial model projections for an acquisition or changes in technology development and related roadmaps following an acquisition may result in the incurrence of impairment charges (including goodwill impairments or other asset write-downs) and other expenses, both of which could negatively impact our results of operations or financial condition.

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

Acquisitions and alliance activities inherently involve other risks as well, including those associated with disruption to our business and the continued successful execution of our company strategy, goals and responsibilities; assimilation and integration of different business operations, corporate cultures, personnel, infrastructures and technologies or solutions acquired or licensed, while maintaining quality, and designing and implementing appropriate risk management measures; and the possibility of conflict with joint venture or alliance partners regarding strategic direction, prioritization of objectives and goals, governance matters or operations.

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

We utilize debt financing in our capital structure and may incur additional debt, including under our revolving credit facility subject to customary conditions in our loan agreements. Our level of debt could have significant consequences, including limiting our ability to obtain additional financing for working capital, capital expenditures, acquisitions or other general corporate purposes; requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes; imposing financial and other restrictive covenants on our operations, including minimum liquidity requirements and limitations on our ability to (i) declare or pay dividends or repurchase shares of our common stock; (ii) purchase assets, make investments, complete acquisitions, consolidate or merge with or into, or sell all or substantially all of our assets to, another person; (iii) enter into sale/leaseback transactions or certain transactions with affiliates; (iv) incur additional indebtedness; and (v) incur liens, making us more vulnerable to economic downturns and limiting our ability to withstand competitive pressures or take advantage of new opportunities to grow our business.

Our ability to meet our debt service obligations, comply with our debt covenants and deleverage depends on our cash flows and financial performance, which are affected by financial, business, economic and other factors. The rate at which we will be able to or choose to deleverage is uncertain. Failure to meet our debt service obligations or comply with our debt covenants could result in an event of default under the applicable indebtedness. We may be unable to cure, or obtain a waiver of, an event of default or otherwise amend our debt agreements to prevent an event of default thereunder on terms acceptable to us or at all. In that event, the debt holders could accelerate the related debt, which may result in the cross-acceleration or cross-default of other debt, leases or other obligations. We also utilize convertible debt in our capital structure and as of June 28, 2024, $1.6 billion principal amount of our convertible notes were convertible at the option of the holder. As such, these convertible notes were classified as current debt as of that date. In the event that holders of our convertible debt exercise conversion rights, we will be required to settle the principal amount of any converted notes in cash. If we do not have sufficient funds available to repay indebtedness when due, whether at maturity, by acceleration or upon conversion, we may be required to sell important strategic assets; refinance our existing debt; incur additional debt or issue common stock or other equity securities, which we may not be able to do on terms acceptable to us, in amounts sufficient to meet our needs or at all. Our inability to service our debt obligations or refinance our debt could harm our business. Further, if we are unable to repay, refinance or restructure our secured indebtedness, the holder of such debt could proceed against the collateral securing the indebtedness. Refinancing our indebtedness may also require us to expense previous debt issuance costs or to incur new debt issuance costs.

As our bank debt contains a variable interest rate component based on our corporate credit ratings, a decline in our ratings has in the past resulted in, and could in the future result in, increased interest rates and debt service obligations. In addition, our ratings impact the cost and availability of future borrowings and, accordingly, our cost of capital. Our ratings reflect the opinions of the ratings agencies as to our financial strength, operating performance and ability to meet our debt obligations. There can be no assurance that we will achieve a particular rating or maintain a particular rating in the future.

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

Changes in tax laws in the United States, the European Union and around the globe have impacted and will continue to impact our effective worldwide tax rate, which may materially affect our financial position and results of operations. Further, the majority of countries in the G20 and Organization for Economic Cooperation and Development (OECD) Inclusive Framework on Base Erosion and Profit Shifting (BEPS) have agreed to adopt a two-pillar approach to taxation, which includes the implementation of a global corporate minimum tax rate of 15%, which, when effective, could materially increase our tax obligations in these countries. Due to the large scale of our U.S. and international business activities, many of these enacted and proposed changes to the taxation of our activities, including cash movements, could increase our worldwide effective tax rate and harm our business. The Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures in the year incurred, requiring amortization in accordance with IRC Section 174. Depending on our operating results, this requirement could materially increase our effective tax rate and reduce our operating cash flows. Additionally, portions of our operations are subject to a reduced tax rate or are free of tax under various tax holidays that expire in whole or in part from time to time, or may be terminated if certain conditions are not met. Although many of these holidays may be extended when certain conditions are met, we may not be able to meet such conditions. If the tax holidays are not extended, or if we fail to satisfy the conditions of the reduced tax rate, then our effective tax rate could increase in the future. Our effective tax rate may be negatively impacted if we are unable to realize deferred tax assets. We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. If we are unable to generate sufficient future taxable income or if there is a change to the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowance against our deferred tax assets, which could result in a material increase in our effective tax rate.

Our determination of our tax liability in the U.S. and other jurisdictions is subject to review by applicable domestic and foreign tax authorities. For example, as disclosed in Part I, Item 1, Note 13, Income Tax Expense, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, we are under examination by the Internal Revenue Service for certain fiscal years. Although we believe our tax positions are properly supported, the final timing and resolution of any tax examinations are subject to significant uncertainty and could result in litigation or the payment of significant amounts to the applicable tax authority in order to resolve examination of our tax positions, which could result in an increase of our current estimate of unrecognized tax benefits and may harm our business.

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

Prices for our products are substantially U.S. dollar denominated, even when sold to customers that are located outside the U.S. Therefore, as a substantial portion of our sales are from countries outside the U.S., fluctuations in currency exchanges rates, most notably the strengthening of the U.S. dollar against other foreign currencies, contribute to variations in sales of products in impacted jurisdictions and could negatively impact demand and revenue growth. In addition, currency variations may adversely affect, and from time to time have adversely affected, margins on sales of our products in countries outside the U.S.

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

LEGAL AND COMPLIANCE RISKS

We are subject to laws, rules and regulations relating to the collection, use, sharing and security of data, including personal data, and our failure to comply with these laws, rules and regulations could subject us to proceedings by governmental entities or others and cause us to incur penalties, significant legal liability, or loss of customers, loss of revenue and reputational harm.

We are subject to laws, rules and regulations relating to the collection, use, security and privacy of third-party data, including data that relates to or identifies an individual person. We are also subject to the terms of our privacy policies and obligations to third parties related to privacy, data protection and security. In many cases, these requirements apply not only to third-party transactions, but also to transfers of information between our information systems and our subsidiaries, and among us, our subsidiaries and other parties with which we have commercial relations. Our possession and use of third-party data, including personal data and employee data in conducting our business, subjects us to legal and regulatory obligations that require us to notify vendors, customers or employees or other parties with which we have commercial relations of a data security breach and to respond to regulatory inquiries and to enforcement proceedings. Managing these notifications, especially in large volumes, can lead to significant expenses, even with cybersecurity insurance coverage. Laws and regulations relating to the collection, use, security and privacy of third-party data change over time and new laws and regulations become effective from time to time. We are subject to notice and privacy statement requirements, as well as obligations to respond to requests to know and access personal information, correct personal information, delete personal information and say no to the sale of personal information. Global privacy and data protection legislation, enforcement and policy activity in this area are rapidly expanding and evolving, and may be inconsistent from jurisdiction to jurisdiction. We may also be subject to restrictions on cross-border data transfers and requirements for localized storage of data that could increase our compliance costs and risks and affect the ability of our global operations to coordinate activities and respond to customers and individuals. Compliance requirements or even our inadvertent failure to comply with applicable laws may cause us to incur substantial costs, subject us to proceedings by governmental entities or others, and cause us to incur penalties or other significant legal liability or lead us to change our business practices.

We are and may in the future be subject to state, federal and international legal and regulatory requirements, such as environmental, labor, health and safety, trade and public-company reporting and disclosure regulations, customers’ standards of corporate citizenship and industry and coalition standards, such as those established by the Responsible Business Alliance (“RBA”), and compliance with those regulations and requirements could cause an increase in our operating costs and failure to comply may harm our business.

We are subject to, and may become subject to, additional, state, federal and international laws and regulations governing our environmental, labor, trade, health and safety practices and public-company reporting and disclosures requirements. These laws and regulations, particularly those applicable to our international operations, are or may be complex, extensive and subject to change. We will need to ensure that we and our suppliers, customers and partners timely comply with such laws and regulations, which may result in an increase in our operating costs. Legislation has been, and may in the future be, enacted in locations where we manufacture or sell our products, which could impair our ability to conduct business in certain jurisdictions or with certain customers and harm our operating results. In addition, climate change and financial reform legislation is a significant topic of discussion and has generated and may continue to generate federal, international or other regulatory responses in the near future, which could substantially increase the complexity of our public-company reporting and disclosure requirements and our compliance and operating costs. If we or our suppliers, customers or partners fail to timely comply with applicable legislation, certain customers may refuse to purchase our products or we may face increased operating costs as a result of taxes, fines or penalties, or legal liability and reputational damage, which could harm our business.

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

Our aspirations, disclosures and actions related to environmental, social and governance (“ESG”) matters expose us to risks that could adversely affect our reputation and performance.

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

We and certain of our officers are and may continue to be involved in litigation, investigations and governmental proceedings, which may be costly, may divert the efforts of our key personnel and could result in adverse court rulings, fines or penalties, which could materially harm our business.

We are and may continue to be involved in litigation, including antitrust and commercial matters, putative securities class action suits and other actions. We are the plaintiff in some of these actions and the defendant in others. Some of the actions seek injunctive relief, including injunctions against the sale of our products, and substantial monetary damages, which if granted or awarded, could materially harm our business. We have in the past been and may in the future be the subject of inquiries, requests for information, investigations and actions by government and regulatory agencies regarding our businesses. Any such matters could result in material adverse consequences to our results of operations, financial condition or ability to conduct our business, including fines, penalties or restrictions on our business activities.

Litigation is subject to inherent risks and uncertainties that may cause actual results to differ materially from our expectations. In the event of an adverse outcome in any litigation, investigation or governmental proceeding, we could be required to pay substantial damages, fines or penalties and cease certain practices or activities, including the manufacture, use and sale of products. With or without merit, such matters may be complex, may extend for a protracted period of time, may be very expensive and the expense may be unpredictable. Litigation initiated by us could also result in counter-claims against us, which could increase the costs associated with the litigation and result in our payment of damages or other judgments against us. In addition, litigation, investigations or governmental proceedings and any related publicity may divert the efforts and attention of some of our key personnel, affect demand for our products and harm the market prices of our securities.

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

The data storage industry has been characterized by significant litigation. This includes litigation relating to patent and other IP rights, product liability claims and other types of litigation. We are frequently involved in disputes regarding patent and other IP rights, and we and our customers have in the past received, and we and our customers may in the future receive, communications from third parties asserting that certain of our products, processes or technologies infringe upon their patent rights, copyrights, trademark rights or other IP rights. Even if we believe that such claims are without merit, they may be time-consuming and costly to defend against and may divert management’s attention and resources away from our business. We may also receive claims of potential infringement if we attempt to license IP to others. IP risks increase when we enter into new markets where we have little or no IP protection as a deterrent against litigation. The complexity of the technology involved and the uncertainty of IP litigation increase the IP risks we face. Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of litigation are inherently uncertain and have resulted in, and may in the future result in, adverse rulings or decisions. We may be subject to injunctions, enter into settlements or be subject to judgments that may harm our business.

If we incorporate third-party technology into our products or if claims or actions are asserted against us for alleged infringement of the IP of others, we may be required to obtain a license or cross-license, modify our existing technology or design a new non-infringing technology. Such licenses or design modifications can be extremely costly. We evaluate notices of alleged patent infringement and notices of patents from patent holders that we receive from time to time. We may decide to settle a claim or action against us, which settlement could be costly. We may also be liable for past infringement. If there is an adverse ruling against us in an infringement lawsuit, an injunction could be issued barring production or sale of any infringing product. It could also result in a damage award equal to a reasonable royalty or lost profits or, if there is a finding of willful infringement, treble damages. Any of these results would increase our costs and harm our operating results. In addition, our suppliers, customers and partners are subject to similar risks of litigation, and a material, adverse ruling against a supplier, customer or partner could negatively impact our business.

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

Our success depends, in significant part, on the proprietary nature of our technology, including non-patentable IP such as our process technology. If we fail to protect our technology, IP or contract rights, our customers and others may seek to use our technology and IP without the payment of license fees and royalties, which could weaken our competitive position, reduce our operating results and increase the likelihood of costly litigation. We primarily rely on patent, copyright, trademark and trade secret laws, as well as non-disclosure agreements and other methods, to protect our proprietary technologies and processes. There can be no assurance that our existing patents will continue to be held valid, if challenged, or that they will have sufficient scope or strength to protect us. It is also possible that competitors or other unauthorized third parties may obtain, copy, use or disclose, illegally or otherwise, our proprietary technologies and processes, despite our efforts to protect our proprietary technologies and processes. If a competitor is able to reproduce or otherwise capitalize on our technology despite the safeguards we have in place, it may be difficult, expensive or impossible for us to obtain necessary legal protection. There are entities whom we believe may infringe our IP. Enforcement of our rights often requires litigation. If we bring a patent infringement action and are not successful, our competitors may be able to use similar technology to compete with us. Moreover, the defendant in such an action may successfully countersue us for infringement of their patents or assert a counterclaim that our patents are invalid or unenforceable. Also, the laws of some foreign countries may not protect our IP to the same extent as do U.S. laws. In addition to patent protection of IP rights, we consider elements of our product designs and processes to be proprietary and confidential. We rely upon employee, consultant and vendor non-disclosure agreements and contractual provisions and a system of internal safeguards to protect our proprietary information. However, we cannot be certain that these contracts and safeguards have not been and will not be breached, that we will be able to timely detect unauthorized use or transfer of our technology and IP, that we will have adequate remedies for any breach or that our trade secrets will not otherwise become known or be independently discovered by competitors. Any of our registered or unregistered IP rights may be challenged or exploited by others in the industry, which could harm our operating results.

Maintaining and strengthening our brands are important to maintaining and expanding our business, as well as to our ability to enter into new markets for our technologies, products and services. The success of our brands depends in part on the positive image that consumers have of our brands. We believe the popularity of our brands makes them a target of counterfeiting or imitation, with third parties attempting to pass off counterfeit products as our products. Any occurrence of counterfeiting, imitation or confusion with our brands could negatively affect our reputation and impair the value of our brands, which in turn could negatively impact sales and pricing of our branded products, our share and our gross margin, as well as increase our administrative costs related to brand protection and counterfeit detection and prosecution. Additionally, our ability to prevent unauthorized uses of our brands and technologies would be negatively impacted if our trademark registrations were successfully challenged or overturned in the jurisdictions where we do business. We also have trademark applications pending in a number of jurisdictions that may not ultimately be granted, or if granted, may be challenged or invalidated, in which case we would be unable to prevent unauthorized use of our brands and logos in such jurisdictions. We have not filed trademark registrations in all jurisdictions where our brands or logos may be used.

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

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 1C.    Cybersecurity

Risk Management and Strategy

At Western Digital, our management team is charged with managing risk and bringing to our Board of Directors’ attention all material risk exposures to our company. Our enterprise risk management (“ERM”) process is designed to facilitate the identification, assessment, management, reporting and monitoring of material risks our company may face over the short-term and long-term and assure regular communication with our Board of Directors and its committees regarding these risks. Through our ERM process, we have determined that the compromise, damage or interruption of our technology infrastructure, information systems or products by cybersecurity incidents is a key risk to our company that may have a material negative impact on our business. To help mitigate the potential impact of cybersecurity incidents on our business and protect against cybersecurity threats, we have established organizational structures, procedural measures and response plans that define roles and responsibilities related to cybersecurity risk management.

Western Digital’s Information Security organization addresses cybersecurity risks with a broad spectrum of technologies, controls, and processes that focus on mitigating these risks. Our cybersecurity strategy is designed to be dynamic and adaptive to combat the rapidly-evolving cybersecurity threat landscape and is influenced by commonly leveraged frameworks such as the NIST-CSF (National Institute of Standard and Technologies – CyberSecurity Framework). Our program includes, but is not limited to, advanced systems and network security protocols, electronic communications protections, vulnerability management programs, least-privilege access controls, third-party risk management procedures, workforce education and training exercises, and compliance programs.

Our dedicated 24x7 Security Operations Center incorporates specialized systems and processes for handling security incidents into its regular work and operates a robust, modern security infrastructure with appropriate security sensors and event monitoring capabilities. Upon detection of a cybersecurity incident, the Security Operations Center determines the severity of the incident in accordance with a pre-established incident severity matrix, initiates the appropriate notification and escalation protocols and begins triage. Predefined severity tiers serve as a guide to match our response to each incident’s determined severity or risk level.

Additionally, we have established a Cyber Incident Response Plan that follows the structure of the Incident Handling Guide published by the U.S. National Institute of Standards and Technology (SP 800-61r2) and that serves as an operational guide for handling cybersecurity incidents at Western Digital. Our Cyber Incident Response Plan provides procedural and strategic guidance that is designed to be flexible enough to apply to a variety of different incidents, but also specific enough to provide guidelines for incident prevention, detection, analysis, escalation and notification, and containment, eradication and recovery.

As part of our ongoing information security program, Western Digital utilizes periodic independent third-party experts to conduct assessments of our program’s effectiveness. These experts are also leveraged to design and orchestrate tabletop exercises where multiple business functions and leadership levels must navigate complex incident scenarios to help determine our level of preparedness for various cybersecurity incidents.

As part of our business operations, Western Digital engages with a number of third parties, including but not limited to, online software service providers, vendors, consultants, and partners. Each of these third-parties must be cleared through a formal cybersecurity risk assessment process before being allowed to integrate with Western Digital’s information systems, access confidential data, or provide electronic services to members of our workforce. Additionally, further scrutiny is applied during the post-assessment onboarding process in order to fine-tune access rights to limit privileges to those necessary to enable the related service, resulting in a least-privilege level of access.

Western Digital has in the past experienced cybersecurity incidents of varying degrees involving our technology infrastructure and information systems, including incidents in which unauthorized parties have obtained access to our information systems and networks. While these incidents have at times resulted in some disruptions to our business operations, as of the date of this Annual Report on Form 10-K, we do not believe that known risks from cybersecurity threats, including as a result of any previous cybersecurity incident, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. However, we can give no assurance that we have detected or protected against all such cybersecurity incidents or threats or that we will not experience such an incident in the future. Further details about the cybersecurity risks we face are described under “The compromise, damage or interruption of our technology infrastructure, information systems or products by cybersecurity incidents, data security breaches, other security problems, design defects, information system failures or other events could have a material negative impact on our business” in Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K.

Governance

Western Digital has implemented a governance framework related to cybersecurity that includes operational risk-mitigation practices and Board-level cybersecurity risk oversight.

Our management team is charged with managing cybersecurity risk and identifying material cybersecurity risk exposures to our company and carries out this function primarily through our Information Security organization, which is led by our Chief Information Security Officer who has a master’s degree in computer science, over a decade of information security leadership, and thirty years of combined IT leadership experience. Additionally, our Cyber Incident Response Plan discussed above calls for the establishment of a management Impact Assessment Committee, which consists of key leadership representatives from the organization and is convened on an ad hoc basis to assess the detailed business impact of a cybersecurity incident. The Impact Assessment Committee is led by our Chief Information Security Officer and includes key representatives from the Company’s functional groups, including human resources, ethics and compliance, labor, privacy, internal audit, finance, communications, legal, risk and accounting. The Impact Assessment Committee receives updates and communications from the Security Operations Center on a fixed cadence determined by incident severity and follows our pre-established escalation framework to communicate with and include executive leadership, outside counsel and the Board of Directors, as appropriate. The Impact Assessment Committee works with the Company’s internal and external legal counsel to determine and facilitate appropriate communications with the Board of Directors.

Our Board of Directors is responsible for overseeing the cybersecurity risk management process and exercises this risk oversight through both our full Board of Directors and its Audit Committee. Our Board of Directors has delegated to the Audit Committee the responsibility to oversee risks related to cybersecurity threats, and our Audit Committee Charter requires the Audit Committee to review and discuss with management the Company’s policies with respect to risk assessment and enterprise risk management and to review the risk exposure of the Company related to the Committee’s areas of responsibility, including with respect to cybersecurity. In carrying out this role, the Audit Committee meets with our Chief Information Security Officer regularly and receives at least quarterly reports on cybersecurity matters.

Additionally, at least annually, our Chief Audit Executive, who manages the day-to-day activities of our ERM program, reports to our Board of Directors on enterprise risk assessment under our ERM program, providing updates on key risks, status of mitigation efforts and residual risk trends, including an analysis of cybersecurity risks. Also at least annually, our Chief Information Security Officer reports to the full Board of Directors on cybersecurity matters related to or impacting our company and our business.

Item 2.    Properties

Our principal executive offices are located in San Jose, California. Our leased facilities have contracts expiring at various times through 2039. Our principal manufacturing, R&D, marketing and administrative facilities as of June 28, 2024 were as follows:

Location	Buildings Owned or Leased	Approximate Square Footage	Description
United States
California
Fremont	Leased	295,000	HDD manufacturing of head wafers and R&D
Irvine	Leased	408,000	HDD R&D, administrative, marketing and sales
Milpitas	Leased	578,000	Flash R&D, marketing and sales, and administrative
San Jose	Owned	2,205,000	Manufacturing of head wafers, head, media and product development, R&D for Flash and HDD, administrative, marketing and sales
Colorado
Longmont	Leased	62,000	Flash R&D
Colorado Springs	Leased	54,000	HDD R&D
Minnesota
Rochester	Leased	156,000	Flash and HDD product development
Asia
China
Shanghai	Owned	917,000	Flash assembly and test of SSD
Shenzhen	Owned and Leased	614,000	HDD manufacturing of media and sales
Japan
Fujisawa	Owned	661,000	HDD product development
Malaysia
Johor	Owned	277,000	HDD manufacturing of substrates
Kuala Lumpur	Owned	145,000	HDD R&D and administrative
Kuching	Owned	529,000	HDD manufacturing and development of substrates
Penang	Owned	2,420,000	Assembly and test of SSD, manufacturing of media, and R&D for Flash and HDD
Philippines
Laguna	Owned	632,000	HDD manufacturing of HGAs and slider fabrication
Thailand
Bang Pa-In	Owned and Leased	1,595,000	HDD slider fabrication, manufacturing of HDDs and HGAs, and R&D
Prachinburi	Owned	1,568,000	HDD manufacturing
India
Bangalore	Owned and Leased	1,317,000	Flash R&D and administrative
Middle East
Israel
Kfar Saba	Owned	167,000	Flash R&D
Tefen	Owned	72,000	Flash R&D

We also lease office space in various other locations worldwide primarily for R&D, sales, operations, manufacturing, administration and technical support. During the year ended June 28, 2024, we completed a sale and leaseback of our facility in Milpitas, California. We believe our present facilities are adequate for our current needs. We continuously update our facilities from time to time to meet technological and market requirements.

Substantially all of our flash-based memory wafers are manufactured by Kioxia in purpose-built, wafer fabrication facilities located in Yokkaichi and Kitakami, Japan.

Item 3.    Legal Proceedings

See Part II, Item 8, Note 17, Legal Proceedings and Note 13, Income Tax Expense of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for disclosures regarding certain legal proceedings and the status of statutory notices of deficiency issued by the IRS with regards to tax years 2008 through 2015, respectively, which are incorporated by reference herein.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is listed on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “WDC”. The approximate number of holders of record of our common stock as of August 7, 2024 was 802.

Dividends

In April 2020, we suspended our quarterly cash dividend. For more information about our dividends, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Short- and Long-term Liquidity.

Stock Performance Graph

The following graph compares the cumulative total stockholder return of our common stock with the cumulative total return of the S&P 500 Index and the Dow Jones U.S. Technology Hardware & Equipment Index for the five years ended June 28, 2024. The graph assumes that $100 was invested in our common stock at the close of market on June 28, 2019 and that all dividends were reinvested. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

TOTAL RETURN TO STOCKHOLDERS
(Assumes $100 investment at market close on June 28, 2019)

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Western Digital Corporation, the S&P 500 Index and the Dow Jones US Technology Hardware & Equipment Index

$500
$400
$300
$200
$100
$0
06/28/19
07/03/20
07/02/21
07/01/22
06/30/23
06/28/24
Western Digital Corporation
S&P 500
Dow Jones US Technology Hardware & Equipment

Total Return Analysis

	June 28, 2019	July 3, 2020	July 2, 2021	July 1, 2022	June 30, 2023	June 28, 2024
Western Digital Corporation	$100.00	$89.25	$147.66	$91.31	$79.77	$159.35
S&P 500 Index	$100.00	$107.51	$151.36	$135.29	$161.80	$201.53
Dow Jones U.S. Technology Hardware & Equipment Index	$100.00	$145.46	$224.80	$200.70	$300.76	$457.57

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

Our Company

We are a leading developer, manufacturer, and provider of data storage devices based on both HDD and NAND flash technologies. With a differentiated innovation engine driving advancements in storage and semiconductor technologies, our broad and ever-expanding portfolio delivers powerful HDD and Flash storage solutions for everyone from students, gamers, and home offices to the largest enterprises and public clouds to capture, preserve, access, and transform an ever-increasing diversity of data.

Our broad portfolio of technology and products addresses our multiple end markets: “Cloud,” “Client” and “Consumer”. Cloud is comprised primarily of products for public or private cloud environments and enterprise customers. Through the Client end market, we provide our OEM and channel customers a broad array of high-performance HDD and Flash solutions across personal computer, mobile, gaming, automotive, virtual reality headsets, at-home entertainment, and industrial spaces. The Consumer end market is highlighted by our broad range of retail and other end-user products, which capitalize on the strength of our product brand recognition and vast points of presence around the world.

Our fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every five to six years, we report a 53-week fiscal year to align the fiscal year with the foregoing policy. Fiscal years 2024, 2023, and 2022, which ended on June 28, 2024, June 30, 2023, and July 1, 2022, respectively, each comprised 52 weeks, with all quarters presented consisting of 13 weeks.

Key Developments

Separation of Business Units

On October 30, 2023, we announced that our Board of Directors had completed its strategic review of our business and, after evaluating a comprehensive range of alternatives, authorized us to pursue a plan to separate our HDD and Flash business units to create two independent, public companies. We believe the separation will better position each business unit to execute innovative technology and product development, capitalize on unique growth opportunities, extend respective leadership positions, and operate more efficiently with distinct capital structures. The completion of the planned separation is subject to certain conditions, including final approval by our Board of Directors. Significant effort is underway and extensive progress has been made with respect to the separation as we continue to drive towards completing the work required to separate the businesses by the end of calendar year 2024.

Operational Update

Macroeconomic factors such as inflation, higher interest rates and recession concerns had softened demand for our products in recent years, with certain customers reducing purchases as they adjusted their production levels and right-sized their inventories. As a result, we and our industry experienced a supply-demand imbalance, which resulted in reduced shipments and negatively impacted pricing. To adapt to these conditions, since the beginning of 2023, we have been implementing measures to reduce operating expenses, and to proactively manage supply and inventory to align with demand and improve our capital efficiency while continuing to deploy innovative products. These actions have enabled us to scale back on capital expenditures, consolidate production lines and reduce production bit growth. In 2024 and 2023, these actions have resulted in incremental charges for employee termination, asset impairment and other charges as well as charges for unabsorbed manufacturing overhead costs in HDD and Flash as a result of the underutilization of facilities as we temporarily scaled back production.

In the latter half of 2024, we began to see an improvement in the supply and demand dynamic, leading to improved revenues. The increased demand resulted in improved pricing and gross margin across our segments and end markets compared to 2023. We anticipate that digital transformation, including AI data-cycle, will continue driving improved market conditions in the near- and long-term for data storage, encompassing both HDD and Flash technologies. Leveraging our expertise and innovation in both areas, we believe we are well-positioned to capitalize on this improved market condition.

Tax Resolution

As disclosed in previous periods, we had previously reached a final agreement with the Internal Revenue Service (“IRS”) and received notices of deficiency with respect to years 2008 through 2012 and in February 2024, we also reached a final agreement for resolving the notices of proposed adjustments with respect to years 2013 through 2015. During the twelve months ended June 28, 2024, we made payments aggregating $524 million for tax and interest with respect to years 2008 through 2012 and have a remaining liability of $185 million as of June 28, 2024 related to all years from 2008 through 2015. We expect to pay any remaining balance with respect to this matter within the next twelve months. Additional information is provided in our discussion in our “Results of Operations – Income Tax Expense,” and the “Short- and Long-term Liquidity – Unrecognized Tax Benefits” section below, and in Part II, Item 8, Note 13, Income Tax Expense, of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Financing Activities

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

During 2024, we drew and repaid $600 million principal amount (the “Delayed Draw Term Loan”) under a loan agreement we entered into in January 2023 and amended in June 2023. Proceeds from this loan were primarily used for payments on our tax liability to the IRS for the years 2008 through 2012.

Additional information regarding our indebtedness, including the principal repayment terms, interest rates, covenants and other key terms of our outstanding indebtedness, and additional information on the terms of our convertible preferred shares is included in Part II, Item 8, Note 7, Debt, of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

See Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K for more information regarding the risks we face as a result of macroeconomic conditions, and supply chain disruptions.

Agreement to Sell a Majority Interest in a Subsidiary

In March 2024, our wholly-owned subsidiary, SanDisk China Limited (“SanDisk China”) entered into an Equity Purchase Agreement to sell 80% of its equity interest in SanDisk Semiconductor (Shanghai) Co. Ltd. (“SDSS”), our indirect wholly-owned subsidiary, to JCET Management Co., Ltd. (“JCET”), a wholly-owned subsidiary of JCET Group Co., Ltd., a Chinese publicly listed company, thereby forming a joint venture between SanDisk China and JCET (the “Transaction”). Closing of the Transaction is subject to the satisfaction or waiver of certain conditions, after which JCET will own 80% of the equity interest in SDSS, with SanDisk China owning the remaining 20%. Following the closing, we expect to enter into various ancillary agreements, including (i) a shareholders agreement governing the joint venture relationships from and after the closing; (ii) a supply agreement (“Supply Agreement”) with the joint venture to supply us with certain flash-based products currently produced by SDSS, which may include flash memory cards, embedded flash products, and flash components; and (iii) an intellectual property license agreement granting SDSS certain intellectual property rights on a royalty-free basis for use in manufacturing products on our behalf for the term of and pursuant to the Supply Agreement.

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

Asset Impairment and Contract Termination Costs

In connection with the cost-saving actions described in “Operational Update” above, we reassessed our existing capacity development plans and made decisions during 2024 to cancel certain projects, including projects to expand capacity in our Penang, Malaysia facility. This resulted in a $146 million impairment of existing construction in progress and other assets and recognition of $34 million for certain contract termination costs during the year ended June 28, 2024.

Results of Operations

Summary Comparison of 2024, 2023 and 2022

The following table sets forth, for the periods presented, selected summary information from our Consolidated Statements of Operations by dollars and percentage of net revenue(1):

	2024		2023		2022
	(in millions, except percentages)
Revenue, net	$13,003	100.0%	$12,318	100.0%	$18,793	100.0%
Cost of revenue	10,058	77.4	10,431	84.7	12,919	68.7
Gross profit	2,945	22.6	1,887	15.3	5,874	31.3
Operating expenses:
Research and development	1,907	14.7	2,009	16.3	2,323	12.4
Selling, general and administrative	828	6.4	970	7.9	1,117	5.9
Litigation matter	291	2.2	—	—	—	—
Employee termination, asset impairment, and other	139	1.1	193	1.6	43	0.2
Business separation costs	97	0.7	—	—	—	—
Total operating expenses	3,262	25.1	3,172	25.8	3,483	18.5
Operating income (loss)	(317)	(2.4)	(1,285)	(10.4)	2,391	12.7
Interest and other income:
Interest income	39	0.3	24	0.2	6	—
Interest expense	(417)	(3.2)	(312)	(2.5)	(304)	(1.6)
Other income, net	34	0.3	23	0.2	78	0.4
Total interest and other income, net	(344)	(2.6)	(265)	(2.2)	(220)	(1.2)
Income (loss) before taxes	(661)	(5.1)	(1,550)	(12.6)	2,171	11.6
Income tax expense	137	1.1	134	1.1	625	3.3
Net income (loss)	(798)	(6.1)	(1,684)	(13.7)	1,546	8.2
Less: cumulative dividends allocated to preferred shareholders	54	0.4	24	0.2	—	—
Net income (loss) attributable to common shareholders	$(852)	(6.6)%	$(1,708)	(13.9)%	$1,546	8.2%

(1)Percentage may not total due to rounding.

The following table sets forth, for the periods presented, a summary of our segment information:

	2024	2023	2022
	(in millions, except percentages)
Net revenue:
Flash	$6,687	$6,063	$9,753
HDD	6,316	6,255	9,040
Total net revenue	$13,003	$12,318	$18,793
Gross profit:
Flash	$1,079	$433	$3,527
HDD	1,881	1,505	2,661
Unallocated corporate items:
Stock-based compensation expense	(49)	(49)	(48)
Amortization of acquired intangible assets	(3)	—	(66)
Recovery from contamination incident	37	—	—
Contamination related charges	—	—	(207)
Recoveries from a power outage incident	—	—	7
Other	—	(2)	—
Total unallocated corporate items	(15)	(51)	(314)
Consolidated gross profit	$2,945	$1,887	$5,874
Gross margin:
Flash	16.1%	7.1%	36.2%
HDD	29.8%	24.1%	29.4%
Consolidated gross margin	22.6%	15.3%	31.3%

The following table sets forth, for the periods presented, summary information regarding our disaggregated revenue:

	2024	2023	2022
	(in millions)
Revenue by end market
Cloud	$5,378	$5,252	$8,017
Client	4,647	4,328	7,076
Consumer	2,978	2,738	3,700
Total revenue	$13,003	$12,318	$18,793

Revenue by geography
Asia	$6,902	$6,046	$10,054
Americas	3,971	4,172	5,867
Europe, Middle East and Africa	2,130	2,100	2,872
Total revenue	$13,003	$12,318	$18,793
Exabytes shipped	550	501	645

Net Revenue

Net revenue increased 6% in 2024 compared to 2023, primarily due to increased exabytes sold, and improved supply-demand balance conditions in the second half of the year as described in the “Key Developments – Operational Update” section above and as discussed in more detail by business units below.

Flash revenue increased 10% in 2024 compared to 2023, primarily driven by a 21% increase in exabytes sold, partially offset by an 8% decline in ASPs per gigabyte. The increase in exabytes sold was primarily driven by improved demand from our OEM customers in our Client end market, and higher shipments of SSDs to our customers in our Consumer end market, partially offset by lower shipments in our Cloud end market. The decrease in ASPs per gigabyte was primarily driven by the supply-demand imbalance in the first half of the year, prior to the recent improvement in supply-demand conditions as described above.

HDD revenue was relatively flat in 2024 compared to 2023, primarily reflecting an 8% increase in exabytes sold, largely offset by a 5% decline in ASPs per gigabyte. The increase in exabytes sold was driven by an increase in shipments of our high-capacity enterprise drives. The decline in ASPs per gigabyte was primarily due to a shift in the product mix to larger capacity drives.

Cloud revenue increased 2% in 2024 compared to 2023, primarily driven by a 12% increase in exabytes sold, largely offset by a 7% decline in ASPs per gigabyte. The increase in exabytes sold was driven by higher shipments of our high-capacity enterprise HDD products. The decline in ASPs per gigabyte was primarily due to a shift in product mix to larger capacity drives, and pricing pressure driven by the supply-demand imbalance in the first half of the year as described above. Client revenue increased 7% in 2024 compared to 2023, primarily driven by a 6% increase in exabytes sold and a 2% increase in ASPs per gigabyte. The increase in exabytes sold was driven by an increase in SSD shipments into PC applications, partially offset by lower HDD shipments. Consumer revenue increased 9% in 2024 compared to 2023, primarily driven by a 6% increase in ASPs per gigabyte and a 3% increase in exabytes sold. The increase in ASPs per gigabyte was primarily driven by a favorable shift in product mix. The increase in exabytes sold was primarily due to increased shipments across all Flash products, partially offset by lower shipments of HDD products.

The changes in net revenue by geography in 2024 compared to 2023, primarily reflected larger growth in Asia from OEMs in this region as their production levels increased as well as routine variations in the mix of business.

For 2024, 2023 and 2022, our top 10 customers accounted for 39%, 43% and 45%, respectively, of our net revenue. For each of 2024, 2023 and 2022, no single customer accounted for 10% or more of our net revenue.

Consistent with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. For 2024, 2023 and 2022, these programs represented 15%, 20% and 17%, respectively, of gross revenues. The amounts attributed to our sales incentive and marketing programs generally vary according to several factors including industry conditions, list pricing strategies, seasonal demand, competitor actions, channel mix and overall availability of products. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue.

Gross Profit and Gross Margin

Consolidated gross profit increased $1.06 billion in 2024 compared to 2023. The increase was largely due to higher revenues from both Flash and HDD, cost reductions due to cost efficiencies achieved through improved manufacturing operations and cost-saving actions, and a more favorable product mix. The increase also reflected charges of approximately $407 million ($252 million in Flash and $155 million in HDD) for unabsorbed manufacturing overhead costs as a result of the reduced utilization of our manufacturing capacity in 2024, compared to approximately $497 million of such costs ($296 million in Flash and $201 million in HDD) in 2023. In addition, we incurred charges of approximately $50 million in 2024 to write down Flash inventory as a result of the decreases in market pricing, compared to charges of $108 million of such costs in 2023. Consolidated gross margin increased 7.3 percentage points in 2024 compared to 2023, with approximately 2 percentage points of the increase due to the lower net charges in the current period and the remainder driven by the same factors as noted above. Flash gross margin increased by 9.0 percentage points year over year, driven by improving pricing, cost reduction initiatives and a favorable shift in product mix. HDD gross margin increased by 5.7 percentage points year over year driven by improving pricing and cost reduction initiatives.

Operating Expenses

R&D expense decreased $102 million or 5% in 2024 compared to 2023, which was primarily driven by a $31 million decrease in compensation and benefits, a $30 million decrease in depreciation and amortization and a $13 million decrease in outside services. The decrease in compensation and benefits was due to a reduction in headcount. The reduction in depreciation and amortization is attributed to lower capital expenditures in 2024 compared to 2023.

Selling, general and administrative (“SG&A”) expense decreased $142 million or 15% in 2024 compared to 2023. This decrease was primarily driven by a $133 million decrease in intangible amortization expense and a $13 million decrease in sales and marketing expenses, partially offset by an increase of $18 million in material purchases. The reduction in intangible amortization expense was due to most of our intangible assets becoming fully amortized in the previous year.

Litigation matter of $291 million for the year ended June 28, 2024 was related to a judgment in an intellectual property dispute as disclosed in Part II Item 8, Note 17, Legal Proceedings, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Employee termination, asset impairment, and other decreased $54 million or 28% in 2024 compared to 2023, reflecting fewer restructuring actions taken in the current period and a gain on the sale-leaseback of our Milpitas, California facility, partially offset by higher contract termination charges and asset impairments caused by project cancellations. For additional information regarding employee termination, asset impairment, and other, see Part II, Item 8, Note 15, Employee Termination, Asset Impairment, and Other, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Business separation costs were $97 million for the year ended June 28, 2024, primarily reflecting $33 million of charges incurred for stamp duties associated with establishing new legal entities, with the remaining charges attributable to fees to outside professional service providers to support the planned separation of our Flash and HDD businesses.

Interest and Other Income

Total interest and other income, net increased $79 million or 30% in 2024 compared to 2023, primarily reflecting a $105 million of higher interest expense resulting from increases in interest rates and higher outstanding debt balance, partially offset by higher other income, net, of $11 million, driven primarily by a net gain on our strategic investments, and $15 million of higher interest income due to higher interest rates.

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which contained significant law changes related to tax, climate, energy and health care. The tax measures include, among other things, a corporate alternative minimum tax (“CAMT”) of 15% on corporations with three-year average annual adjusted financial statement income (“AFSI”) exceeding $1.00 billion. The CAMT is effective for us beginning with fiscal year 2024. We are not subject to the CAMT of 15% for fiscal year 2024 as our average annual AFSI did not exceed $1.00 billion for the preceding three-year period.

The following table sets forth Income tax information from our Consolidated Statements of Operations by dollar and effective tax rate:

	2024	2023	2022
	(in millions, except percentages)
Income (loss) before taxes	$(661)	$(1,550)	$2,171
Income tax expense	137	134	625
Effective tax rate	(21)%	(9)%	29%

Beginning in 2023, the 2017 Act requires us to capitalize and amortize R&D expenses rather than expensing them in the year incurred. The tax effects related to the capitalization of R&D expenses are included in the effective tax rate for fiscal years 2023 and 2024.

The primary drivers of the difference between the effective tax rate for 2024 and the U.S. Federal statutory rate of 21% are the relative mix of earnings and losses by jurisdiction, the deduction for foreign derived intangible income, credits, and tax holidays in Malaysia, the Philippines and Thailand that will expire at various dates during years 2025 through 2031. On November 1, 2023, one of our tax holidays in Malaysia expired. We have applied for an extension and anticipate this extension, if granted, will be applied retroactively and begin on November 2, 2023. Because the exact terms of the extension are not currently known, we are applying the Malaysia corporate statutory tax rate on the expired tax holiday income. If a retroactive extension is granted, we will make an adjustment to our effective tax rate in that period.

The primary drivers of the difference between the effective tax rate for 2023 and the U.S. Federal statutory rate of 21% are the relative mix of earnings and losses by jurisdiction, the deduction for foreign derived intangible income, credits, and tax holidays in Malaysia, the Philippines and Thailand that will expire at various dates during years 2025 through 2031.

Our future effective tax rate is subject to future regulatory developments and changes in the mix of our U.S. earnings compared to foreign earnings. The 2017 Act requires us to capitalize and amortize R&D expenses rather than expensing them in the year incurred. As described above, these capitalized expenses are included in our effective tax rate for 2024, but did not have a material impact on the effective tax rate due to our reduced profitability. Mandatory capitalization of R&D is expected to materially increase our effective tax rate and taxes paid in future periods, if not repealed or otherwise modified. In addition, our total tax expense in future years may also vary as a result of discrete items such as excess tax benefits or deficiencies.

On December 20, 2021, the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting released Model Global Anti-Base Erosion rules under Pillar Two (“Pillar Two Model Rules”). Several non-US jurisdictions have either enacted legislation or announced their intention to enact future legislation to adopt certain or all components of the Pillar Two Model Rules, which may be effective for us as early as 2025. When effective, this legislation could materially increase our tax obligations in certain jurisdictions. We continue to evaluate the tax impact of enacted and future legislation concerning the Pillar Two Model Rules in the non-US tax jurisdictions we operate in.

For additional information regarding Income tax expense, see Part II, Item 8, Note 13, Income Tax Expense, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

A discussion of our results of operations for 2022, including a comparison of such results of operations to 2023, is included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended June 30, 2023 filed with the SEC on August 22, 2023.

Liquidity and Capital Resources

The following table summarizes our statements of cash flows:

	2024	2023	2022
	(in millions)
Net cash provided by (used in):
Operating activities	$(294)	$(408)	$1,880
Investing activities	(27)	(762)	(1,192)
Financing activities	187	875	(1,718)
Effect of exchange rate changes on cash	(10)	(9)	(13)
Net decrease in cash and cash equivalents	$(144)	$(304)	$(1,043)

We had previously reached a final agreement with the IRS and received notices of deficiency with respect to years 2008 through 2012 and in February 2024, we also reached a final agreement for resolving the notices of proposed adjustments with respect to years 2013 through 2015. During the twelve months ended June 28, 2024, we made payments of $363 million for tax and $161 million for interest with respect to years 2008 through 2012 and recorded adjustments to align with IRS calculations, resulting in a remaining liability of $185 million as of June 28, 2024, related to all years from 2008 through 2015. We expect to pay any remaining balance with respect to this matter within the next twelve months.

In connection with settlements for the years 2008 through 2015, we expect to realize reductions to our mandatory deemed repatriation tax obligations and tax savings from interest deductions in future years aggregating to $165 million. Of this amount, $34 million of interest savings from the interest paid with respect to years 2008 through 2012 is classified as a deferred tax asset due to interest expense limitation rules. See Part II, Item 8, Note 13, Income Tax Expense, of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

We have an existing shelf registration statement (the “Shelf Registration Statement”) filed with the SEC, which allows us to offer and sell shares of common stock, preferred stock, warrants, and debt securities. The Shelf Registration Statement expires in late August 2024, and we plan to renew the Shelf Registration Statement at that time. We may use the Shelf Registration Statement or other capital sources, including other offerings of equity or debt securities or the credit markets, to satisfy future financing needs, including planned or unanticipated capital expenditures, investments, debt repayments or other expenses. Any such additional financing will be subject to market conditions and may not be available on terms acceptable to us or at all.

As noted previously, in 2024, we had scaled back on capital expenditures, consolidating production lines and reducing bit growth to align with market demand. We reduced our expenditures for property, plant and equipment and our portion of the Flash Ventures’ capital expenditures for its operations to approximately $825 million in 2024 from approximately $2.22 billion in 2023. After consideration of the Flash Ventures’ lease financing of its capital expenditures and net operating cash flow, we reduced our net cash used for our purchases of property, plant and equipment and net activity in notes receivable relating to Flash Ventures to $53 million in 2024 from $794 million in 2023. We continue to be cautious in our capital investment and expect our cash capital expenditures in 2025 to remain below 2023 expenditures.

We believe our cash and cash equivalents as well as our available revolving credit facility will be sufficient to meet our working capital, debt and capital expenditure needs for at least the next twelve months and for the foreseeable future thereafter. We believe we can also access the various capital markets to further supplement our liquidity position if necessary. Our ability to sustain our working capital position is subject to a number of risks that we discuss in Part I, Item 1A, Risk Factors, in this Annual Report on Form 10-K.

A total of $1.43 billion and $1.28 billion of our cash and cash equivalents were held outside of the U.S. as of June 28, 2024 and June 30, 2023, respectively. There are no material tax consequences that were not previously accrued for on the repatriation of this cash.

Our cash equivalents are primarily invested in money market funds that invest in U.S. Treasury securities and U.S. Government agency securities. In addition, from time to time, we also invest directly in certificates of deposit, asset-backed securities and corporate and municipal notes and bonds.

Operating Activities

Net cash provided by or used in operating activities primarily consists of net income or loss, adjusted for non-cash charges, plus or minus changes in operating assets and liabilities. Net cash used for changes in operating assets and liabilities was $307 million for 2024, as compared to $92 million of net cash provided by such changes for 2023, which largely reflects payments made on the IRS matter and an increase in net operating assets and liabilities resulting from the increase in the volume of our business. Changes in our operating assets and liabilities are largely affected by our working capital requirements, which are dependent on our volume of business and the effective management of our cash conversion cycle as well as timing of payments for taxes. Our cash conversion cycle measures how quickly we can convert our products into cash through sales. At the end of the respective fourth quarters, the cash conversion cycles were as follows (in days):

	2024	2023	2022
	(in days)
Days sales outstanding	52	54	56
Days in inventory	126	130	107
Days payables outstanding	(65)	(56)	(66)
Cash conversion cycle	113	128	97

Changes in days sales outstanding (“DSO”) are generally due to the timing of shipments to and collections from customers. Changes in days in inventory (“DIO”) are generally related to the timing of inventory builds and shipments to customers. Changes in days payables outstanding (“DPO”) are generally related to production volume and the timing of purchases during the period. From time to time, we make payment term modifications with vendors through negotiations with them or by granting to, or receiving from, our vendors payment term accommodations. We make modifications primarily to manage our vendor relationships and to manage our cash flows, including our cash balances.

In 2024, DSO decreased by 2 days over the prior year, reflecting timing of shipments and customer collections, partially offset by a 5-day increase from lower accounts receivable factoring. DIO decreased by 4 days over the prior year, primarily reflecting an increase in products shipped. DPO increased 9 days over the prior year, primarily due to more favorable payment terms and routine variations in the timing of purchases and payments during the period.

Investing Activities

Net cash used in investing activities in 2024 primarily consisted of $487 million in capital expenditures, partially offset by $239 million in net notes receivable proceeds from (issuances to) Flash Ventures and $195 million in proceeds from the sale of property, plant and equipment. Net cash used in investing activities in 2023 primarily consisted of $821 million of capital expenditures, partially offset by $14 million in net notes receivable proceeds from (issuances to) Flash Ventures.

Financing Activities

During 2024, net cash provided by financing activities primarily consisted of $3.00 billion in proceeds from the issuance of the 2028 Convertible Notes, the drawdown of the Delayed Draw Term Loan and draws on the revolving credit facility. These sources were partially offset by $2.10 billion used for the repayment of draws on the revolving credit facility, repayments of the Delayed Draw Term Loan, scheduled payments on the Term Loan A-2, and settlement of the remaining 2024 Convertible Notes; $505 million used to repurchase a portion of the 2024 Convertible Notes and $155 million for the purchase of capped calls to hedge the potential dilution impact of the conversion feature of the 2028 Convertible Notes. Net cash provided by financing activities in 2023 primarily consisted of $881 million from the issuance of Series A Preferred Stock and $93 million from issuance of stock under employee stock plans, partially offset by $80 million used for taxes paid on vested stock awards under employee stock plans. In addition, we drew and repaid $1.18 billion under our revolving credit facility within the period.

A discussion of our cash flows for 2022, including a comparison of such cash flows to 2023, is included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, included in our Annual Report on Form 10-K for the year ended June 30, 2023 filed with the SEC on August 22, 2023.

Off-Balance Sheet Arrangements

Other than the commitments related to Flash Ventures incurred in the normal course of business and certain indemnification provisions (see “Short- and Long-term Liquidity – Indemnifications” below), we do not have any other material off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets, or any other obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not included in the Consolidated Financial Statements. Additionally, with the exception of Flash Ventures and our joint venture with Unisplendour Corporation Limited and Unissoft (Wuxi) Group Co. Ltd. (“Unis”), referred to as the “Unis Venture”, we do not have an interest in, or relationships with, any variable interest entities. For additional information regarding our off-balance sheet arrangements, see Part II, Item 8, Note 9, Related Parties and Related Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Short- and Long-term Liquidity

Material Cash Requirements

The following is a summary of our known material cash requirements, including those for capital expenditures, as of June 28, 2024. In addition, see the discussions further below related to unrecognized tax benefits, the intellectual property litigation, dividend rights with respect to the Series A Preferred Stock, foreign exchange contracts and indemnifications.

	Total	1 Year (2025)	2-3 Years (2026-2027)	4-5 Years (2028-2029)	More than 5 Years (Beyond 2029)
	(in millions)
Long-term debt, including current portion(1)	$7,488	$1,750	$4,738	$500	$500
Interest on debt	1,076	371	527	132	46
Flash Ventures related commitments(2)	4,168	2,021	1,526	522	99
Operating leases	499	60	107	78	254
Purchase obligations and other commitments	477	172	155	40	110
Mandatory deemed repatriation tax	466	265	201	—	—
Total	$14,174	$4,639	$7,254	$1,272	$1,009

(1)Principal portion of debt, excluding discounts and issuance costs based on contractual maturity. As of June 28, 2024, $1.60 billion of our 2028 Convertible Notes are currently convertible at the option of the holders through September 30, 2024, at which point the trading price of our common stock price will be re-evaluated to determine if the 2028 Convertible Notes will continue to be convertible in the subsequent calendar quarter.
(2)Includes reimbursement for depreciation and lease payments on owned and committed equipment, funding commitments for loans and equity investments and payments for other committed expenses, including R&D and building depreciation. Funding commitments assume no additional operating lease guarantees. Additional operating lease guarantees can reduce funding commitments.

Unrecognized Tax Benefits

As of June 28, 2024, the liability for unrecognized tax benefits (excluding accrued interest and penalties) was approximately $721 million. Accrued interest and penalties related to unrecognized tax benefits are recognized in liabilities for uncertain tax positions and are recorded in the provision for income taxes. Accrued interest and penalties related to unrecognized tax benefits as of June 28, 2024, were approximately $181 million. Of these amounts, approximately $736 million could result in potential cash payments.

As noted above, we had previously reached a final agreement with the IRS regarding notices of deficiency with respect to years 2008 through 2012 and in February 2024, we also reached a final agreement for resolving the notices of proposed adjustments with respect to years 2013 through 2015. During the twelve months ended June 28, 2024, we made payments of $363 million for tax and $161 million for interest with respect to years 2008 through 2012 and recorded adjustments to align with IRS calculations, resulting in a remaining liability of $185 million as of June 28, 2024 related to all years from 2008 through 2015. We expect to pay any remaining balance with respect to this matter within the next twelve months.

In connection with settlements for the years 2008 through 2015, we expect to realize reductions to our mandatory deemed repatriation tax obligations and tax savings from interest deductions in future years aggregating to approximately $165 million. Of this amount, $34 million of interest savings from the interest paid with respect to years 2008 through 2012 is classified as a deferred tax asset due to interest expense limitation rules. See Part II, Item 8, Note 13, Income Tax Expense of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Intellectual Property Litigation

As of June 28, 2024, we have recognized an aggregate liability of $384 million within Accrued expenses on our Consolidated Balance Sheets as of June 28, 2024, for the potential loss from a litigation matter, as discussed in Part II, Item 8, Note 17, Legal Proceedings, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. Of that amount, $291 million was recognized as Litigation matter under Operating expenses on our Consolidated Statements of Operations for the year ended June 28, 2024 and $93 million recognized within Other non-current assets on the our Consolidated Balance Sheets as June 28, 2024, to be amortized over the remaining lives of the MRT Patents. See Part II, Item 8, Note 17, Legal Proceedings, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information.

Dividends

As of June 28, 2024, 235,000 shares of our Series A Preferred Stock remained outstanding. These shares are entitled to cumulative preferred dividends and will also participate in any dividends declared for common shareholders on an as-converted equivalent basis. See Part II, Item 8, Note 12, Shareholders’ Equity and Convertible Preferred Stock, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information regarding these dividend provisions.

In April 2020, we suspended the payment of dividends to common shareholders and intend to utilize cash from operations to reinvest in the business and to support our ongoing deleveraging efforts.

Debt

As described in “Key Developments – Financing Activities” above, we undertook several financing actions during 2024, including the issuance of the 2028 Convertible Notes and the repurchase and/or settlement of our 2024 Convertible Notes.

The 2028 Convertible Notes are convertible at the option of any holder at an initial conversion price of approximately $52.20 per share of common stock beginning August 15, 2028. Prior to that date, if the trading price of our common stock remains above 130% of the conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading-day period prior to the end of a calendar quarter, holders of the 2028 Convertible Notes would have the right to convert the 2028 Convertible Notes during the next succeeding calendar quarter. The 2028 Convertible Notes are also convertible prior to that date upon the occurrence of certain corporate events. Upon any conversion of the 2028 Convertible Notes, we will pay cash for the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, shares of our common stock or a combination thereof, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted.

During the 30 trading-day period ended June 28, 2024, the last trading day of the applicable calendar quarter, the trading price of our common stock was greater than or equal to 130% of the then-applicable conversion price for the 2028 Convertible Notes for at least 20 trading days. As such, the conditional conversion feature of the 2028 Convertible Notes was triggered and the 2028 Convertible Notes are convertible through September 30, 2024, at which point the trading price of our common stock price will be re-evaluated to determine if the 2028 Convertible Notes will continue to be convertible in the subsequent calendar quarter.

In addition to our existing debt, as of June 28, 2024, we had $2.22 billion available for borrowing under our revolving credit facility until January 2027, subject to customary conditions under the loan agreement. The agreements governing our credit facilities each include limits on secured indebtedness and certain types of unsecured subsidiary indebtedness and require us and certain of our subsidiaries to provide guarantees and collateral to the extent the conditions providing for such guarantees and collateral are met. Additional information regarding our indebtedness, including information about availability under our revolving credit facility and the principal repayment terms, interest rates, covenants and other key terms of our outstanding indebtedness, is included in Part II, Item 8, Note 7, Debt, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. The loan agreement governing our revolving credit facility and our Term Loan A-2 due 2027 require us to comply with certain financial covenants, consisting of a minimum leverage ratio covenant and a minimum liquidity covenant. As of June 28, 2024, we were in compliance with these financial covenants.

Flash Ventures

Flash Ventures sells to, and leases back from, a consortium of financial institutions a portion of its tools and has entered into equipment lease agreements, of which we guarantee half or all of the outstanding obligations under each lease agreement. The leases are subject to customary covenants and cancellation events that relate to Flash Ventures and each of the guarantors. The occurrence of a cancellation event could result in an acceleration of the lease obligations and a call on our guarantees. As of June 28, 2024, we were in compliance with all covenants under these Japanese lease facilities. See Part II, Item 8, Note 9, Related Parties and Related Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding Flash Ventures.

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

Mandatory Deemed Repatriation Tax

The following is a summary of our estimated mandatory deemed repatriation tax obligations that are payable in the following years (in millions):

June 28, 2024
2025	$265
2026	201
Total	$466

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

Revenue

We provide distributors and retailers (collectively referred to as “resellers”) with limited price protection for inventories held by resellers at the time of published list price reductions. We also provide resellers and OEMs with other sales incentive programs. We record estimated variable consideration related to these items as a reduction to revenue at the time of revenue recognition. We use judgment in our assessment of variable consideration in contracts to be included in the transaction price. We use the expected value method to arrive at the amount of variable consideration. We constrain variable consideration until the likelihood of a significant revenue reversal is not probable and believes that the expected value method is the appropriate estimate of the amount of variable consideration based on the fact that we have a large number of contracts with similar characteristics.

For sales to OEMs, our methodology for estimating variable consideration is based on the amount of consideration expected to be earned based on the OEMs’ volume of purchases from us or other agreed-upon sales incentive programs. For sales to resellers, the methodology for estimating variable consideration is based on several factors including historical pricing information, current pricing trends and channel inventory levels. Estimating the impact of these factors requires significant judgement and the estimated amount of variable consideration can differ from the actual amount.

Inventories

We value inventories at the lower of cost or net realizable value (“NRV”), with cost determined on a first-in, first-out basis. We record inventory write-downs of our inventory to lower of cost or net realizable value or for obsolete or excess inventory based on assumptions, which requires significant judgement. The determination of NRV involves estimating the ASPs less any selling expenses of inventory based on market conditions and customer demand. To estimate the ASPs and selling expenses of inventory, we review historical sales, future demand, economic conditions, contract prices and other information.

We periodically perform an excess and obsolete analysis of our inventory based on assumptions, which includes changes in business and economic conditions, changes in technology and projected demand of our products. If in any period we anticipate a change in those assumptions to be less favorable than our previous estimates, additional inventory write-downs may be required and could materially and negatively impact our gross margin. If in any period, we can sell inventories that had been written down to a level below the realized selling price in previous period, higher gross profit would be recognized in that period. While adjustments to these reserves have generally not been material to the years presented, in 2023, we recorded a charge to Cost of revenue of approximately $130 million, primarily to reduce component inventory to net realizable value as a result of a sudden change in demand for certain products.

Income Taxes

We account for income taxes under the asset and liability method, which provides that deferred tax assets and liabilities be recognized for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and expected benefits of utilizing net operating loss and tax credit carryforwards. We record a valuation allowance when it is more likely than not that the deferred tax assets will not be realized. Each quarter, we evaluate the need for a valuation allowance for our deferred tax assets and we adjust the valuation allowance so that we record net deferred tax assets only to the extent that we conclude it is more likely than not that these deferred tax assets will be realized. The assessment of valuation allowances against our deferred tax assets requires estimations and significant judgment. We continue to assess and adjust our valuation allowance based on operating results and market conditions. We account for interest and penalties related to income taxes as a component of the provision for income taxes.

We recognize liabilities for uncertain tax positions based on a two-step process. To the extent a tax position does not meet a more-likely-than-not level of certainty, no benefit is recognized in the Consolidated Financial Statements. If a position meets the more-likely-than-not level of certainty, it is recognized in the Consolidated Financial Statements at the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. Interest and penalties related to unrecognized tax benefits are recognized on liabilities recorded for uncertain tax positions and are recorded in our provision for income taxes. The actual liability for unrealized tax benefits in any such contingency may be materially different from our estimates, which could result in the need to record additional liabilities for unrecognized tax benefits or potentially adjust previously-recorded liabilities for unrealized tax benefits and materially affect our operating results.

Goodwill

Goodwill is not amortized. Instead, it is tested for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that goodwill may be impaired. We perform our annual impairment test as of the first day of our fourth quarter for each reporting unit. We use qualitative factors to determine whether goodwill is more likely than not impaired and whether a quantitative test for impairment is considered necessary. If we conclude from the qualitative assessment that goodwill is more likely than not impaired, we are required to perform a quantitative assessment to determine the amount of impairment. We are required to use judgment when applying the goodwill impairment test, including in the identification of our reporting units. We also make judgments and assumptions in the assignment of assets and liabilities to our reporting units, assignment of goodwill to reporting units and determination of the fair value of each reporting unit. In addition, the estimates used to determine the fair value of each of our reporting units may change based on results of operations, macroeconomic conditions or other factors. Changes in these estimates could materially affect our assessment of the fair value and goodwill impairment for each reporting unit. If our stock price decreases significantly, goodwill could become impaired, which could result in a material charge and adversely affect our results of operations. We have not identified any impairment indicators for our reporting units as of June 28, 2024. We also did not incur any impairment charges for 2023 or 2022.

Litigation and Contingencies

We disclose information regarding claims and contingencies where the likelihood of a material loss is probable or reasonably possible. If a loss contingency is probable and the amount of the loss can be reasonably estimated, we record an accrual for the loss. In such cases, there may be an exposure to potential loss in excess of the amount accrued. Where a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose the matter and an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible losses is not material to our financial position, results of operations or cash flows. The ability to predict the ultimate outcome of such matters involves significant judgments about the merits of the claim, applicable law, potential outcomes, estimates and inherent uncertainties. We engage relevant subject matter experts to assist us with our assessment of available information to reach conclusions on the likelihood and amount, or range, of potential loss. The actual outcome of such matters could differ materially from our estimates.

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

We have performed sensitivity analyses for 2024, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our foreign currency derivative contracts used to offset the underlying exposures. The foreign currency exchange rates used in performing the sensitivity analyses were based on market rates in effect at June 28, 2024. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar would result in a foreign exchange fair value loss of $248 million at June 28, 2024.

During 2024, 2023 and 2022, total net realized and unrealized transaction and foreign exchange contract currency gains and losses were not material to our Consolidated Financial Statements.

Notwithstanding our efforts to mitigate some foreign exchange risks, we do not hedge all of our foreign currency exposures, and there can be no assurance that our mitigating activities related to the exposures that we hedge will adequately protect us against risks associated with foreign currency fluctuations.

Disclosure About Interest Rate Risk

Variable Interest Rate Risk

We have generally held a balance of fixed and variable rate debt. As of June 28, 2024, our variable rate debt outstanding consisted of our Term Loan A-2, which is based on various index rates as discussed further in Note 7, Debt, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. As of June 28, 2024, the outstanding balance on our Term Loan A-2 was $2.59 billion and a 1% increase in the variable rate of interest would increase annual interest expense by $26 million.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Western Digital Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Western Digital Corporation and subsidiaries (the Company) as of June 28, 2024 and June 30, 2023, the related consolidated statements of operations, comprehensive income (loss), cash flows, convertible preferred stock and shareholders’ equity for each of the years in the three-year period ended June 28, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of June 28, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 28, 2024 and June 30, 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended June 28, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 28, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A Controls and Procedures – Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Santa Clara, California
August 19, 2024

WESTERN DIGITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	June 28, 2024	June 30, 2023

ASSETS
Current assets:
Cash and cash equivalents	$1,879	$2,023
Accounts receivable, net	2,166	1,598
Inventories	3,342	3,698
Other current assets	673	567
Total current assets	8,060	7,886
Property, plant and equipment, net	3,167	3,620
Notes receivable and investments in Flash Ventures	991	1,410
Goodwill	10,032	10,037
Other intangible assets, net	78	80
Other non-current assets	1,860	1,513
Total assets	$24,188	$24,546
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,411	$1,293
Accounts payable to related parties	313	292
Accrued expenses	1,480	1,288
Income taxes payable	525	999
Accrued compensation	608	349
Current portion of long-term debt	1,750	1,213
Total current liabilities	6,087	5,434
Long-term debt	5,684	5,857
Other liabilities	1,370	1,415
Total liabilities	13,141	12,706
Commitments and contingencies (Notes 9, 10, 13 and 17)
Convertible preferred stock, $0.01 par value; authorized — 5 shares; issued and outstanding — 0.2 shares in 2024 and 0.9 shares in 2023; aggregate liquidation preference of $257 and $924 as of June 28, 2024 and June 30, 2023, respectively	229	876
Shareholders’ equity:
Common stock, $0.01 par value; authorized — 750 shares in 2024 and 450 shares in 2023; issued and outstanding — 343 shares in 2024 and 322 shares in 2023	3	3
Additional paid-in capital	4,752	3,936
Accumulated other comprehensive loss	(712)	(548)
Retained earnings	6,775	7,573
Total shareholders’ equity	10,818	10,964
Total liabilities, convertible preferred stock and shareholders’ equity	$24,188	$24,546

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended
	June 28, 2024	June 30, 2023	July 1, 2022
Revenue, net	$13,003	$12,318	$18,793
Cost of revenue	10,058	10,431	12,919
Gross profit	2,945	1,887	5,874
Operating expenses:
Research and development	1,907	2,009	2,323
Selling, general and administrative	828	970	1,117
Litigation matter	291	—	—
Employee termination, asset impairment, and other	139	193	43
Business separation costs	97	—	—
Total operating expenses	3,262	3,172	3,483
Operating income (loss)	(317)	(1,285)	2,391
Interest and other income:
Interest income	39	24	6
Interest expense	(417)	(312)	(304)
Other income, net	34	23	78
Total interest and other income, net	(344)	(265)	(220)
Income (loss) before taxes	(661)	(1,550)	2,171
Income tax expense	137	134	625
Net income (loss)	(798)	(1,684)	1,546
Less: cumulative dividends allocated to preferred shareholders	54	24	—
Net income (loss) attributable to common shareholders	$(852)	$(1,708)	$1,546

Income (loss) per common share
Basic	$(2.61)	$(5.37)	$4.96
Diluted	$(2.61)	$(5.37)	$4.89
Weighted average shares outstanding:
Basic	326	318	312
Diluted	326	318	316

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended
	June 28, 2024	June 30, 2023	July 1, 2022
Net income (loss)	$(798)	$(1,684)	$1,546
Other comprehensive gain (loss), before tax:
Actuarial pension gain	23	12	26
Foreign currency translation adjustment	(115)	(88)	(262)
Net unrealized gain (loss) on derivative contracts	(87)	138	(180)
Total other comprehensive gain (loss), before tax	(179)	62	(416)
Income tax benefit (expense) related to items of other comprehensive gain (loss), before tax	15	(31)	36
Other comprehensive gain (loss), net of tax	(164)	31	(380)
Total comprehensive income (loss)	$(962)	$(1,653)	$1,166

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended
	June 28, 2024	June 30, 2023	July 1, 2022
Cash flows from operating activities
Net income (loss)	$(798)	$(1,684)	$1,546
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	568	828	929
Stock-based compensation	295	318	326
Deferred income taxes	(161)	(48)	116
Gain on disposal of assets	(87)	(7)	(16)
Non-cash asset impairment	158	19	—
Gain on business divestiture	—	—	(9)
Amortization of debt issuance costs and discounts	19	13	44
Other non-cash operating activities, net	19	61	19
Changes in:
Accounts receivable, net	(568)	1,206	(546)
Inventories	356	(60)	(22)
Accounts payable	244	(459)	(129)
Accounts payable to related parties	21	(28)	(78)
Accrued expenses	197	(352)	246
Income taxes payable	(474)	130	(74)
Accrued compensation	259	(162)	(123)
Other assets and liabilities, net	(342)	(183)	(349)
Net cash provided by (used in) operating activities	(294)	(408)	1,880
Cash flows from investing activities
Purchases of property, plant and equipment	(487)	(821)	(1,122)
Proceeds from the sale of property, plant and equipment	195	14	15
Proceeds from dispositions of business	—	—	32
Notes receivable issuances to Flash Ventures	(243)	(627)	(809)
Notes receivable proceeds from Flash Ventures	482	641	718
Strategic investments and other, net	26	31	(26)
Net cash used in investing activities	(27)	(762)	(1,192)
Cash flows from financing activities
Issuance of stock under employee stock plans	80	93	122
Taxes paid on vested stock awards under employee stock plans	(88)	(80)	(90)
Purchase of capped calls	(155)	—	—
Proceeds from convertible preferred stock, net of issuance costs	(5)	881	—
Repurchases of debt	(505)	—	—
Repayment of debt	(2,104)	(1,180)	(3,621)
Proceeds from debt issuance	3,000	1,180	1,894
Debt issuance costs	(36)	(19)	(23)
Net cash provided by (used in) financing activities	187	875	(1,718)
Effect of exchange rate changes on cash	(10)	(9)	(13)
Net decrease in cash and cash equivalents	(144)	(304)	(1,043)
Cash and cash equivalents, beginning of year	2,023	2,327	3,370
Cash and cash equivalents, end of year	$1,879	$2,023	$2,327
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$920	$177	$423
Cash paid for interest	$396	$294	$245
Noncash exchange of Term Loan A-1 for Term Loan A-2	$—	$—	$2,104

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
(in millions)

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at July 2, 2021	—	$—	312	$3	(4)	$(232)	$3,608	$(199)	$7,620	$10,800
Net income	—	—	—	—	—	—	—	—	1,546	1,546
Employee stock plans	—	—	3	—	4	232	(201)	—	—	31
Stock-based compensation	—	—	—	—	—	—	326	—	—	326
Actuarial pension gain	—	—	—	—	—	—	—	24	—	24
Foreign currency translation adjustment	—	—	—	—	—	—	—	(262)	—	(262)
Net unrealized loss on derivative contracts	—	—	—	—	—	—	—	(142)	—	(142)
Balance at July 1, 2022	—	—	315	3	—	—	3,733	(579)	9,166	12,323
Net loss	—	—	—	—	—	—	—	—	(1,684)	(1,684)
Adoption of new accounting standard	—	—	—	—	—	—	(128)	—	91	(37)
Employee stock plans	—	—	7	—	—	—	13	—	—	13
Stock-based compensation	—	—	—	—	—	—	318	—	—	318
Issuance of convertible preferred stock, net of issuance costs	0.9	876	—	—	—	—	—	—	—	—
Actuarial pension gain	—	—	—	—	—	—	—	9	—	9
Foreign currency translation adjustment	—	—	—	—	—	—	—	(87)	—	(87)
Net unrealized gain on derivative contracts	—	—	—	—	—	—	—	109	—	109
Balance at June 30, 2023	0.9	876	322	3	—	—	3,936	(548)	7,573	10,964
Net loss	—	—	—	—	—	—	—	—	(798)	(798)
Purchase of capped calls related to the issuance of convertible notes, net of tax	—	—	—	—	—	—	(118)	—	—	(118)
Conversion of convertible preferred stock	(0.7)	(647)	15	—	—	—	647	—	—	647
Employee stock plans	—	—	6	—	—	—	(8)	—	—	(8)
Stock-based compensation	—	—	—	—	—	—	295	—	—	295
Actuarial pension gain	—	—	—	—	—	—	—	16	—	16
Foreign currency translation adjustment	—	—	—	—	—	—	—	(116)	—	(116)
Net unrealized loss on derivative contracts	—	—	—	—	—	—	—	(64)	—	(64)
Balance at June 28, 2024	0.2	$229	343	$3	—	$—	$4,752	$(712)	$6,775	$10,818

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    Organization and Basis of Presentation

Western Digital Corporation (“Western Digital” or the “Company”) is a leading developer, manufacturer, and provider of data storage devices and solutions based on both hard disk drives and NAND flash technologies.

The Company’s broad portfolio of technology and products addresses the following key end markets: Cloud, Client and Consumer. The Company also generates immaterial license and royalty revenue from its extensive intellectual property (“IP”) portfolio, which is included in each of these three end market categories.

Basis of Presentation

The Company has prepared its Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and has adopted accounting policies and practices which are generally accepted in the industry in which it operates. The Company’s significant accounting policies are summarized below.

Fiscal Year

The Company’s fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every five to six years, the Company reports a 53-week fiscal year to align the fiscal year with the foregoing policy. Fiscal years 2024, 2023, and 2022, which ended on June 28, 2024, June 30, 2023 and July 1, 2022, respectively, are comprised of 52 weeks, with all quarters presented consisting of 13 weeks. Unless otherwise indicated, references herein to specific years and quarters are to fiscal years and fiscal quarters, and references to financial information are on a consolidated basis.

Segment Reporting

The Company manufactures, markets, and sells data storage devices and solutions in the United States (“U.S.”) and in foreign countries through its sales personnel, dealers, distributors, retailers, and subsidiaries. The Company manages and reports under two reportable segments: hard disk drives (“HDD”) and flash-based products (“Flash”).

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Business Separation Costs

On October 30, 2023, the Company announced that its Board of Directors had completed its strategic review of its business and, after evaluating a comprehensive range of alternatives, authorized the Company to pursue a plan to separate its HDD and Flash business units to create two independent, public companies. As a result of the plan, the Company has incurred separation and transition costs and expects to incur such costs through the completion of the separation of the businesses. The separation and transition costs are recorded within Business separation costs in the Consolidated Statements of Operations.

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

Equity Investments

The Company enters into certain strategic investments for the promotion of business and strategic objectives. The equity method of accounting is used if the Company’s ownership interest is greater than or equal to 20% but less than a majority, or where the Company has the ability to exercise significant influence over operating and financial policies. The Company’s equity in the earnings or losses in equity-method investments is recognized in Other income, net, in the Consolidated Statements of Operations and were immaterial for all years presented.

If the Company’s ownership interest is less than 20% and the Company does not have the ability to exercise significant influence over the operating and financial policies of the investee, the Company accounts for these investments at fair value, or if these equity securities do not have a readily determinable fair value, these securities are measured and recorded using the measurement alternative under Accounting Standards Update (“ASU”) No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which is cost minus impairment, if any, plus or minus changes resulting from observable price changes. These investments are recorded within Other non-current assets in the Consolidated Balance Sheets and are periodically analyzed to determine whether or not there are indicators of impairment.

Variable Interest Entities

The Company evaluates its investments and other significant relationships to determine whether any investee is a variable interest entity (“VIE”). If the Company concludes that an investee is a VIE, the Company evaluates its power to direct the activities of the investee, its obligation to absorb the expected losses of the investee and its right to receive the expected residual returns of the investee to determine whether the Company is the primary beneficiary of the investee. If the Company is the primary beneficiary of a VIE, the Company would consolidate such entity and reflect the non-controlling interest of other beneficiaries of that entity. For the periods presented, the Company determined that it did not have any VIEs that are required to be consolidated.

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

Goodwill and Other Long-Lived Assets

Goodwill is not amortized. Instead, it is tested for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that goodwill may be impaired. The Company performs an annual impairment test as of the beginning of its fourth quarter. The Company uses qualitative factors to determine whether goodwill is more likely than not impaired and whether a quantitative test for impairment is considered necessary. If the Company concludes from the qualitative assessment that goodwill is more likely than not impaired, the Company is required to perform a quantitative approach to determine the amount of impairment. The Company’s assessment resulted in no impairment of goodwill in 2024, 2023 or 2022.

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

IPR&D is an intangible asset accounted as an indefinite-lived asset until the completion or abandonment of the associated research and development effort. During the development period, the Company conducts an IPR&D impairment test at least annually or whenever events or changes in facts and circumstances indicate that it is more likely than not that the IPR&D is impaired. Events which might indicate impairment include, but are not limited to, adverse cost factors, strategic decisions made in response to economic, market, and competitive conditions, and the impact of the economic environment on the Company and on its customer base. If impairment is indicated, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company’s assessment resulted in no impairment of IPR&D in 2024, 2023 or 2022.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other long-lived assets are depreciated or amortized over their estimated useful lives based on the pattern in which the economic benefits are expected to be received. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable from undiscounted cash flows. If impairment is indicated, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The estimates of fair value require evaluation of future market conditions and product lifecycles as well as projected revenue, earnings and cash flow. See Note 4, Supplemental Financial Statement Data, for additional disclosures related to the Company’s other long-lived assets.

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

Substantially all of the Company’s revenue is from the sale of tangible products for which the performance obligations are satisfied at a point in time, generally upon delivery. The Company’s services revenue is immaterial, and mainly includes professional service arrangements and post-contract customer support, warranty as a service and maintenance contracts. The performance obligations for the Company’s services are generally satisfied ratably over the service period based on the nature of the service provided and contract terms. Similarly, revenue from patent licensing arrangements is recognized based on whether the arrangement provides the customer a right to use or right to access the IP. Revenue for a right-to-use arrangement is recognized at the time the control of the license is transferred to the customer. Revenue for a right-to-access arrangement is recognized over the contract period using the time lapse method. For the sales-based royalty arrangements, the Company estimates and recognizes revenue in the period in which customers’ licensable sales occur.

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

The Company also applies the practical expedients and does not disclose transaction price allocated to the remaining performance obligations for (i) arrangements that have an original expected duration of one year or less, which mainly consist of the support and maintenance contracts, and (ii) variable consideration amounts for sale-based or usage-based royalties for intellectual property license arrangements, which typically range longer than one year. The transaction price allocated to the Company’s remaining performance obligations as of June 28, 2024 and June 30, 2023, was not material.

The contract assets and contract liabilities for the years ended June 28, 2024 and June 30, 2023 were not material.

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Litigation and Other Contingencies

When the Company becomes aware of a claim or potential claim, the Company assesses the likelihood of any loss or exposure. The Company discloses information regarding each claim where the likelihood of a material loss contingency is probable or reasonably possible. If a loss contingency is probable and the amount of the loss can be reasonably estimated, the Company records an accrual for the loss. In such cases, there may be an exposure to potential loss in excess of the amount accrued. Where a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, the Company discloses an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible losses is not material to the Company’s financial position, results of operations or cash flows. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. The actual outcome of such matters could differ materially from management’s estimates. See Note 17, Legal Proceedings, for additional disclosures related to the Company’s litigation.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Advertising Expense

Advertising costs are expensed as incurred and amounted to $56 million, $69 million and $88 million in 2024, 2023 and 2022, respectively. These expenses are included in Selling, general and administrative in the Consolidated Statements of Operations.

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

The Company computes basic income (loss) per common share by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is computed by using diluted net income (loss) attributable to common shareholders, the weighted average number of common shares and potentially dilutive securities outstanding during the period using the treasury stock method or the “if-converted” method based on the nature of the securities. Potentially dilutive common shares include dilutive outstanding employee stock options, restricted stock unit awards (“RSUs”) and restricted stock unit awards with performance conditions or market conditions (“PSUs”), rights to purchase shares of common stock under the Company’s Employee Stock Purchase Plan (“ESPP”), shares issuable in connection with the Company’s convertible notes and convertible preferred stock.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock-Based Compensation

The Company accounts for all stock-based compensation at fair value. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. The fair values of RSUs and PSUs with a performance condition are determined based on the closing market price of the Company’s stock on the date of the grant. The fair values of all ESPP purchase rights are estimated using the Black-Scholes-Merton option pricing model and require the input of highly subjective assumptions. The fair values of PSUs with a market condition are estimated using a Monte Carlo simulation model. PSUs are granted to certain employees and vest only after the achievement of pre-determined performance or market conditions and completion of a requisite service period. At the end of each reporting period, the Company evaluates the probability that PSUs with a performance condition will be earned and records the related stock-based compensation expense over the service period. Compensation expense for PSUs with market conditions is recognized ratably over the required service period regardless of expected or actual achievement.

Other Comprehensive Income (Loss), Net of Tax

Other comprehensive income (loss), net of tax refers to gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income (loss), net of tax is primarily comprised of unrealized gains or losses on foreign exchange contracts and interest rate swap agreements designated as cash flow hedges, foreign currency translation, and actuarial gains or losses related to pensions.

Derivative Contracts

The majority of the Company’s transactions are in U.S. dollars; however, some transactions are based in various foreign currencies. The Company purchases foreign exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, liabilities and commitments for Operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedging transactions is to minimize the impact of foreign currency fluctuations on the Company’s results of operations. Substantially all of these contract maturity dates do not exceed 12 months. All foreign exchange contracts are for risk management purposes only. The Company does not purchase foreign exchange contracts for speculative or trading purposes. The Company had foreign exchange contracts with commercial banks for British pound sterling, European euro, Japanese yen, Malaysian ringgit, Philippine peso, Thai baht, Korean won and Israeli shekel, which had an aggregate notional amount of $3.86 billion and $5.66 billion at June 28, 2024 and June 30, 2023, respectively.

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

Revision of Previously Issued Financial Statements

As previously disclosed in the Company’s Quarterly Reports on Form 10-Q for the periods ended December 29, 2023 and March 29, 2024, in connection with the preparation of its Condensed Consolidated Financial Statements as of and for the three and six months ended December 29, 2023, the Company identified certain errors related to the Company’s reporting and recording of its interests in its equity method investments in Flash Partners Ltd., Flash Alliance Ltd., and Flash Forward Ltd. (collectively, “Flash Ventures”). The errors related to unadjusted differences between Flash Ventures’ application of Japanese generally accepted accounting principles to certain lease-related transactions compared to the applicable U.S. generally accepted accounting principles. These unadjusted differences resulted in differences in the equity in earnings from these entities recognized by the Company in Other income (expense), net and the carrying value of the Company’s equity method investments in Flash Ventures.

Based on an analysis of quantitative and qualitative factors in accordance with SAB No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” and as described further in Note 18, Revision of Previously Issued Financial Statements, the Company evaluated the errors and determined the related impacts were not material to its financial statements for the prior periods when they occurred, but that correcting the cumulative errors in the period detected would have been material to the Company's results of operations for that period. Accordingly, the Company has revised previously reported financial information presented herein for such immaterial errors. A summary of revisions to the Condensed Consolidated Financial Statements presented herein is included for comparative purposes in Note 18, Revision of Previously Issued Financial Statements.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2.    Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In September 2022, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) No. 2022-04, “Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations”, which requires annual and interim disclosures for entities that use supplier finance programs in connection with the purchase of goods and services. The ASU requires the Company to provide disclosure of outstanding obligations to such suppliers for all balance sheet dates presented beginning with the Company’s first quarter of 2024 and to provide certain rollforward information related to those obligations beginning in the Company’s first fiscal quarter of 2025. The ASU does not affect the recognition, measurement, or financial statement presentation of supplier finance program obligations. The Company adopted the guidance on the first day of fiscal year 2024, except for the rollforward information, which the Company is compiling and intends to provide beginning in fiscal year 2025. See Note 16, Supplier Finance Program, of the Notes to Consolidated Financial Statements for information regarding the supplier finance program.

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3.    Business Segments, Geographic Information, and Concentrations of Risk

The following table summarizes the operating performance of the Company’s reportable segments:

	2024	2023	2022
	(in millions, except percentages)
Revenue, net:
Flash	$6,687	$6,063	$9,753
HDD	6,316	6,255	9,040
Total net revenue	$13,003	$12,318	$18,793
Gross profit:
Flash	$1,079	$433	$3,527
HDD	1,881	1,505	2,661
Total gross profit for segments	2,960	1,938	6,188
Unallocated corporate items:
Stock-based compensation expense	(49)	(49)	(48)
Amortization of acquired intangible assets	(3)	—	(66)
Recovery from contamination incident	37	—	—
Contamination related charges	—	—	(207)
Recoveries from a power outage incident	—	—	7
Other	—	(2)	—
Total unallocated corporate items	(15)	(51)	(314)
Consolidated gross profit	$2,945	$1,887	$5,874
Gross margin:
Flash	16.1%	7.1%	36.2%
HDD	29.8%	24.1%	29.4%
Consolidated gross margin	22.6%	15.3%	31.3%

Disaggregated Revenue

The Company’s broad portfolio of technology and products address multiple end markets. Cloud is comprised primarily of products for public or private cloud environments and end customers. Through the Client end market, the Company provides its original equipment manufacturer (“OEM”) and channel customers a broad array of high-performance HDD and Flash solutions across personal computer, mobile, gaming, automotive, virtual reality headsets, at-home entertainment and industrial spaces. The Consumer end market is highlighted by the Company’s broad range of retail and other end-user products, which capitalize on the strength of the Company’s product brand recognition and vast points of presence around the world.

The Company’s disaggregated revenue information is as follows:

	2024	2023	2022
	(in millions)
Revenue by end market
Cloud	$5,378	$5,252	$8,017
Client	4,647	4,328	7,076
Consumer	2,978	2,738	3,700
Total revenue	$13,003	$12,318	$18,793

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company’s operations outside the United States include manufacturing facilities in China, Japan, Malaysia, the Philippines and Thailand, as well as sales offices throughout the Americas, Asia Pacific, Europe, the Middle East and Africa. The following tables summarize the Company’s operations by geographic area:

	2024	2023	2022
	(in millions)
Net revenue (1)
United States	$3,585	$3,810	$5,411
China	3,037	2,773	4,525
Hong Kong	2,375	1,829	3,645
Rest of Asia	1,490	1,444	1,884
Europe, Middle East and Africa	2,130	2,100	2,872
Other	386	362	456
Total	$13,003	$12,318	$18,793

(1)    Net revenue is attributed to geographic regions based on the ship-to location of the customer. License and royalty revenue is attributed to countries based upon the location of the headquarters of the licensee.

	2024	2023
	(in millions)
Long-lived assets (1)
United States	$897	$1,071
Malaysia	718	861
China	338	397
Thailand	825	851
Rest of Asia	353	393
Europe, Middle East and Africa	36	47
Total	$3,167	$3,620

(1)    Long-lived assets include property, plant and equipment and are attributed to the geographic location in which they are located.

Customer Concentration and Credit Risk

The Company sells its products to computer manufacturers and OEMs, cloud service providers, resellers, distributors and retailers throughout the world. For 2024, 2023 and 2022, no customer accounted for 10% or more of the Company’s net revenue. For 2024, 2023 and 2022, the Company’s top 10 customers accounted for 39%, 43% and 45%, respectively, of the Company’s net revenue.

The Company performs ongoing credit evaluations of its customers’ financial condition to manage collection risk, in some cases supplemented by collateral. The Company maintains allowances for potential credit losses, and such losses have historically been within management’s expectations. At any given point in time, the total amount outstanding from any one of a number of its customers may be individually significant to the Company’s financial condition. As of June 28, 2024 and June 30, 2023, net accounts receivable were $2.17 billion and $1.60 billion, respectively, and reserves for potential credit losses were not material. As of June 28, 2024, one customer accounted for 15% of the Company’s net accounts receivable and as of June 30, 2023, two customers accounted for 15% and 13% of the Company’s net accounts receivable.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company also has cash equivalent and investment policies that limit the amount of credit exposure to any one financial institution or investment instrument and requires that investments be made only with financial institutions or in investment instruments evaluated as highly credit-worthy.

Supplier Concentration

All of the Company’s Flash require silicon wafers for the memory and controller components. The Company’s flash memory wafers are currently supplied almost entirely from Flash Ventures and the Company’s controller wafers are all manufactured by third-party sources. The failure of any of these sources to deliver silicon wafers could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Goodwill

The following table provides a summary of goodwill activity for the period:

	Flash	HDD	Total
	(in millions)
Balance at June 30, 2023	$5,716	$4,321	$10,037
Foreign currency translation adjustment	(3)	(2)	(5)
Balance at June 28, 2024	$5,713	$4,319	$10,032

Management performed its annual goodwill impairment assessment for both reporting units as of the first day of its fourth quarter ended June 28, 2024 and concluded that there were no impairment indicators as of June 28, 2024. The Company also did not incur any impairment charges for 2023 or 2022.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4.    Supplemental Financial Statement Data

Accounts receivable, net

From time to time, in connection with factoring agreements, the Company sells trade accounts receivable without recourse to third-party purchasers in exchange for cash. In 2024, 2023 and 2022, the Company sold trade accounts receivable aggregating $623 million, $776 million and $400 million, respectively. The discounts on the trade accounts receivable sold during the periods were not material and were recorded within Other income, net in the Consolidated Statements of Operations. No factored receivables were outstanding as of June 28, 2024, and $150 million of factored receivables remained outstanding as of June 30, 2023.

Inventories

	June 28, 2024	June 30, 2023
	(in millions)
Inventories:
Raw materials and component parts	$1,727	$2,096
Work-in-process	1,066	979
Finished goods	549	623
Total inventories	$3,342	$3,698

Property, plant and equipment, net

	June 28, 2024	June 30, 2023
	(in millions)
Property, plant and equipment:
Land and improvements	$235	$269
Buildings and improvements	1,820	1,955
Machinery and equipment	8,646	8,704
Computer equipment and software	471	470
Furniture and fixtures	54	54
Construction-in-process	797	798
Property, plant and equipment, gross	12,023	12,250
Accumulated depreciation	(8,856)	(8,630)
Property, plant and equipment, net	$3,167	$3,620

Depreciation expense for property, plant and equipment totaled $566 million, $695 million and $708 million in 2024, 2023 and 2022, respectively.

Other intangible assets, net

As part of prior acquisitions, the Company recorded at the time of the acquisition acquired IPR&D for projects in progress that had not yet reached technological feasibility. IPR&D is initially accounted for as an indefinite-lived intangible asset. Once a project reaches technological feasibility, the Company reclassifies the balance to existing technology and begins to amortize the intangible asset over its estimated useful life. As of June 28, 2024 and June 30, 2023, IPR&D included in intangible assets, net was $72 million and $80 million, respectively. During the year ended June 28, 2024, one IPR&D project reached technological feasibility and $8 million was reclassified from IPR&D to existing technology and commenced amortization over an estimated useful life of three years. During 2024, 2023 and 2022, the Company did not record any impairment charges related to IPR&D.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amortizable intangible assets are amortized over the estimated useful lives based on the pattern in which the economic benefits are expected to be received. As of June 28, 2024 and June 29, 2023, intangible assets had been substantially fully amortized and were not material. Amortization expense for intangible assets subject to amortization totaled $3 million, $133 million and $221 million in 2024, 2023 and 2022, respectively.

Product warranty liability

Changes in the warranty accrual were as follows:

	2024	2023	2022
	(in millions)
Warranty accrual, beginning of period	$244	$345	$363
Charges to operations	107	106	146
Utilization	(154)	(169)	(103)
Changes in estimate related to pre-existing warranties	(8)	(38)	(61)
Warranty accrual, end of period	$189	$244	$345

The current portion of the warranty accrual is classified in Accrued expenses and the long-term portion is classified in Other liabilities as noted below:

	2024	2023
	(in millions)
Warranty accrual:
Current portion (included in Accrued expenses)	$36	$97
Long-term portion (included in Other liabilities)	153	147
Total warranty accrual	$189	$244

Other liabilities

	2024	2023
	(in millions)
Other liabilities:
Non-current net tax payable	$201	$464
Non-current portion of unrecognized tax benefits	565	408
Other non-current liabilities	604	543
Total other liabilities	$1,370	$1,415

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accumulated other comprehensive loss

Accumulated other comprehensive loss (“AOCL”), net of tax, refers to expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income. The following table illustrates the changes in the balances of each component of AOCL:

	Actuarial Pension Gains (Losses)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivative Contracts	Total Accumulated Comprehensive Loss
	(in millions)
Balance at July 1, 2022	$(11)	$(302)	$(266)	$(579)
Other comprehensive income (loss) before reclassifications	12	(88)	(213)	(289)
Amounts reclassified from accumulated other comprehensive loss	—	—	351	351
Income tax benefit (expense) related to items of other comprehensive income (loss)	(3)	1	(29)	(31)
Net current-period other comprehensive income (loss)	9	(87)	109	31
Balance at June 30, 2023	(2)	(389)	(157)	(548)
Other comprehensive income (loss) before reclassifications	23	(115)	(331)	(423)
Amounts reclassified from accumulated other comprehensive loss	—	—	244	244
Income tax benefit (expense) related to items of other comprehensive loss	(7)	(1)	23	15
Net current-period other comprehensive loss	16	(116)	(64)	(164)
Balance at June 28, 2024	$14	$(505)	$(221)	$(712)

During 2024, the amounts reclassified out of AOCL included losses of $244 million related to foreign exchange contracts.

During 2023, the amounts reclassified out of AOCL included losses of $361 million related to foreign exchange contracts, and gains of $10 million related to interest rate swaps.

The gains and losses related to interest rate swaps were charged to Interest expense and losses related to foreign contracts were substantially all charged to Cost of revenue in the Consolidated Statements of Operations.

As of June 28, 2024, substantially all existing net losses related to cash flow hedges recorded in AOCL are expected to be reclassified to earnings within the next twelve months.

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

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 28, 2024 and June 30, 2023, and indicate the fair value hierarchy of the valuation techniques utilized to determine such values:

	June 28, 2024
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents – Money market funds	$416	$—	$—	$416
Foreign exchange contracts	—	8	—	8
Total assets at fair value	$416	$8	$—	$424
Liabilities:
Foreign exchange contracts	$—	$197	$—	$197
Total liabilities at fair value	$—	$197	$—	$197

	June 30, 2023
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents – Money market funds	$371	$—	$—	$371
Foreign exchange contracts	—	35	—	35
Total assets at fair value	$371	$35	$—	$406
Liabilities:
Foreign exchange contracts	$—	$192	$—	$192
Total liabilities at fair value	$—	$192	$—	$192

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Money Market Funds. The Company’s money market funds are funds that invest in U.S. Treasury and U.S. Government agency securities. Money market funds are valued based on quoted market prices.

Foreign Exchange Contracts. The Company’s foreign exchange contracts are short-term contracts to hedge the Company’s foreign currency risk. Foreign exchange contracts are valued using an income approach that is based on a present value of future cash flows model. The market-based observable inputs for the model include forward rates and credit default swap rates. For more information on the Company’s foreign exchange contracts, see Note 6, Derivative Instruments and Hedging Activities. Derivative assets and liabilities are reflected in the Company’s Consolidated Balance Sheets under Other current assets and Accrued expenses, respectively.

During 2024 and 2023, the Company had no transfers of financial assets and liabilities between levels and there were no changes in valuation techniques and the inputs used in the fair value measurement.

Financial Instruments Not Carried at Fair Value

The following table contains the related carrying value (which includes principal adjusted for any unamortized issuance costs, and discounts or premiums) and fair value (which is based on quoted market prices) for each of the Company’s outstanding financial instruments. Each of the financial instruments presented below was categorized as Level 2 for all periods presented, based on the frequency of trading immediately prior to the end of the fourth quarter of 2024 and the fourth quarter of 2023, respectively.

	June 28, 2024		June 30, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
1.50% convertible notes due 2024	$—	$—	$1,099	$1,067
3.00% convertible notes due 2028	1,568	2,556	—	—
4.75% senior unsecured notes due 2026	2,296	2,253	2,293	2,193
Variable interest rate Term Loan A-2 maturing 2027	2,578	2,539	2,687	2,661
2.85% senior notes due 2029	496	434	496	400
3.10% senior notes due 2032	496	407	495	371
Total	$7,434	$8,189	$7,070	$6,692

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 6.    Derivative Instruments and Hedging Activities

As of June 28, 2024, the Company had outstanding foreign exchange forward contracts that were designated as either cash flow hedges or non-designated hedges. Substantially all of the contract maturity dates of these foreign exchange forward contracts do not exceed twelve months. As of June 28, 2024, the Company did not have any derivative contracts with credit-risk-related contingent features.

Changes in fair values of the non-designated foreign exchange contracts are recognized in Other income, net and are largely offset by corresponding changes in the fair values of the foreign-currency denominated monetary assets and liabilities. For each of 2024, 2023 and 2022, total net realized and unrealized transaction and foreign exchange contract currency gains and losses were not material to the Company’s Consolidated Financial Statements.

Unrealized gains or losses on designated cash flow hedges are recognized in AOCL. For more information regarding cash flow hedges, see Note 4, Supplemental Financial Statement Data – Accumulated other comprehensive loss.

Netting Arrangements

Under certain provisions and conditions within agreements with counterparties to the Company’s foreign exchange forward contracts, subject to applicable requirements, the Company has the right of offset associated with the Company’s foreign exchange forward contracts and is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. As of June 28, 2024 and June 30, 2023, the effect of rights of offset was not material and the Company did not offset or net the fair value amounts of derivative instruments in its Consolidated Balance Sheets.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 7.    Debt

Debt consisted of the following as of June 28, 2024 and June 30, 2023:

	June 28, 2024	June 30, 2023
	(in millions)
1.50% convertible notes due 2024	$—	$1,100
3.00% convertible notes due 2028	1,600	—
4.75% senior unsecured notes due 2026	2,300	2,300
Variable interest rate Term Loan A-2 maturing 2027	2,588	2,700
2.85% senior notes due 2029	500	500
3.10% senior notes due 2032	500	500
Total debt	7,488	7,100
Issuance costs	(54)	(30)
Subtotal	7,434	7,070
Less: current portion of long-term debt	(1,750)	(1,213)
Long-term debt	$5,684	$5,857

On November 3, 2023, the Company issued $1.60 billion aggregate principal amount of convertible senior notes which bear interest at an annual rate of 3.00% and mature on November 15, 2028, unless earlier repurchased, redeemed or converted (the “2028 Convertible Notes”). The Company is not required to make principal payments on the 2028 Convertible Notes prior to the maturity date. The 2028 Convertible Notes are jointly and severally guaranteed by each of the Company’s wholly-owned subsidiaries that guarantees the 4.75% senior unsecured notes due 2026 (currently, Western Digital Technologies, Inc., Sandisk Technologies, Inc. and Sandisk Corporation).

The 2028 Convertible Notes are convertible at the option of any holder beginning on August 15, 2028 at an initial conversion price of approximately $52.20 per share of common stock. Prior to that date, if the trading price of the Company’s common stock remains above 130% of the conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading-day period prior to the end of a calendar quarter, holders of the 2028 Convertible Notes would have the right to convert the 2028 Convertible Notes during the next succeeding calendar quarter. The 2028 Convertible Notes are also convertible prior to that date upon the occurrence of certain corporate events. Upon any conversion of the 2028 Convertible Notes, the Company will pay cash for the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination thereof, at the Company’s election, in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of the notes being converted.

During the three months ended June 28, 2024, the conditional conversion feature above of the 2028 Convertible Notes was triggered, based on the price of the Company’s common stock, as the last reported sale price of the Company’s common stock was greater than or equal to 130% of the then-applicable conversion price for the 2028 Convertible Notes for at least 20 trading days during the period of 30 consecutive trading days ending on June 28, 2024, the last trading day of the applicable calendar quarter. Accordingly, the 2028 Convertible Notes are convertible through September 30, 2024, at which point the common stock price will be re-evaluated to determine if the 2028 Convertible Notes will continue to be convertible in the subsequent calendar quarter. The Company has classified the 2028 Convertible Notes as current liabilities in the Company’s Consolidated Financial Statements as of June 28, 2024.

Net proceeds from the 2028 Convertible Notes were approximately $1.56 billion after deducting issuance costs of approximately $37 million. Debt issuance costs are amortized to interest expense over the term of the 2028 Convertible Notes. As of June 28, 2024, issuance costs of $32 million remained unamortized.

For the year ended June 28, 2024, the total interest expense was $37 million with coupon interest expense of $32 million and the amortization of debt discount and issuance costs of $5 million, respectively.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In connection with the issuance of the 2028 Convertible Notes, the Company also entered into privately negotiated capped call transactions with certain counterparties (the “Capped Calls”). The Capped Calls each have a strike price of approximately $52.20 per share, subject to certain adjustments, which correspond to the initial conversion price of the 2028 Convertible Notes. The Capped Calls have initial cap prices of $70.26 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, approximately 8 million shares of the Company’s common stock. The Capped Calls are generally intended to reduce or offset the potential dilution to the Company’s common stock upon any conversion of the 2028 Convertible Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. However, if the market price per share of the Company’s common stock, as measured under the terms of the Capped Calls, exceeds the cap prices of the Capped Calls, there would not be an offset for the excess. The Capped Calls are separate transactions, and not part of the terms of the 2028 Convertible Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of the Capped Calls of $155 million, net of $37 million in deferred tax assets, was recorded as a decrease to Additional paid-in capital on the Company’s Consolidated Balance Sheets.

In February 2018, the Company issued $1.10 billion aggregate principal amount of convertible senior notes due February 1, 2024 (the “2024 Convertible Notes”). The 2024 Convertible Notes bore interest at an annual rate of 1.50% with interest payable on February 1 and August 1 of each year. Contemporaneously with the issuance of the 2028 Convertible Notes as noted above, the Company entered into individually negotiated transactions with certain holders of the Company’s 2024 Convertible Notes to repurchase approximately $508 million aggregate principal amount of such notes at an immaterial discount. On February 1, 2024, the Company settled all remaining 2024 Convertible Notes in accordance with their original terms for an aggregate cash principal payment of $592 million plus interest.

During the year ended June 28, 2024, the Company entered into a third amendment (“Amendment No. 3”) to the Company’s Amended and Restated Loan Agreement, dated as of January 7, 2022 which governs the Term-Loan A-2 and the revolving credit facility maturing in January 2027 (as amended, the “Credit Agreement”). Amendment No. 3 extended the time period during which certain real property is excluded from the collateral package supporting the obligations under the Credit Agreement.

The Credit Agreement requires the Company to maintain a ratio (“Leverage Ratio”) of total funded debt to Consolidated Adjusted EBITDA (as defined in the Credit Agreement) below a maximum at the end of each quarter as follows:

Quarter ending	Leverage ratio
June 28, 2024	5.25 to 1.00
September 27, 2024	5.00 to 1.00
December 27, 2024	4.50 to 1.00
March 28, 2025	4.00 to 1.00
June 25, 2025	3.75 to 1.00
Thereafter	3.25 to 1.00

For the purpose of the Leverage Ratio, Consolidated Adjusted EBITDA is calculated on a trailing twelve-month basis, except that for the quarters ended June 28, 2024 and September 27, 2024, Consolidated Adjusted EBITDA shall be (i) for the quarter ending June 28, 2024, Consolidated Adjusted EBITDA for such quarter and the immediately preceding quarter multiplied by two and (ii) for the quarter ending September 27, 2024, Consolidated Adjusted EBITDA for such quarter and the two immediately preceding quarters multiplied by four-thirds.

In addition, as of June 28, 2024, the Credit Agreement requires the Company and its subsidiaries to maintain minimum liquidity (defined as the sum of cash and cash equivalents plus available unused capacity under its 2027 Revolving Facility less the aggregate principal amount of indebtedness that matures within 12 months of such date) of $2.00 billion at the end of each quarter through September 27, 2024. As of June 28, 2024, the Company was in compliance with all financial covenants under the Credit Agreement.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Credit Agreement also requires the Company to comply with customary covenants that include, among others, limitations on the incurrence of additional debt, liens on property, acquisitions and investments, loans and guarantees, mergers, consolidations, liquidations and dissolution, asset sales, dividends and distribution, and other payments in respect of the Company’s capital stock, prepayments of certain debt, transactions with affiliates and certain modifications of organizational documents and certain debt agreements.

The Term Loan A-2 Loan bears interest, at the Company’s option, at a per annum rate equal to either (x) the Adjusted Term SOFR (as defined in the Loan Agreement) plus an applicable margin varying from 1.125% to 2.000% or (y) a base rate plus an applicable margin varying from 0.125% to 1.000%, in each case depending on the corporate family ratings of the Company from at least two of Standard & Poor’s Ratings Services (“S&P”), Moody’s Investors Service, Inc. (“Moody’s”) and Fitch Ratings, Inc. (“Fitch”), with an interest rate of Adjusted Term SOFR plus 1.500%. The annualized interest rate for Term Loan A-2 as of June 28, 2024 was 6.942%. During the year ending June 28, 2024, the Company made scheduled payments aggregating $113 million on its Term Loan A-2. As of June 28, 2024, the remaining balance of Term Loan A-2 amortizes in quarterly installments of $38 million per quarter beginning with the quarter ending September 27, 2024, and the remaining balance is payable at maturity on January 7, 2027. Issuance costs for Term Loan A-2 are amortized to Interest expense over its term and unamortized costs were $9 million as of June 28, 2024.

During the year ended June 28, 2024, the Company drew and repaid $800 million principal amount under its $2.25 billion revolving credit facility maturing in January 2027 (the “2027 Revolving Facility”).

The Company has issued standby letters of credit of $33 million as of June 28, 2024, which reduced the Company’s 2027 Revolving Facility’s capacity by the same amount to $2.22 billion as of that date.

Loans under the 2027 Revolving Facility bear interest at a per annum rate, at the Company’s option, equal to either (x) the Adjusted Term SOFR Rate (as defined in the Loan Agreement) plus an applicable margin varying from 1.125% to 2.000% or (y) a base rate plus an applicable margin varying from 0.125% to 1.000%, in each case depending on the corporate family ratings of the Company from at least two of S&P, Moody’s and Fitch, with an interest rate of Adjusted Term SOFR plus 1.375%. The Company is also required to pay an unused commitment fee on the 2027 Revolving Facility ranging from 0.120% to 0.350% based on the corporate family ratings of the Company from at least two of S&P, Moody’s and Fitch, with an initial unused commitment fee of 0.200%.

Under the term of the Credit Agreement, the 2027 Revolving Facility and Term Loan A-2 (the “Credit Facilities”) are unconditionally guaranteed by Western Digital Technologies, Inc., Sandisk Technologies, Inc. and Sandisk Corporation (the “Guarantors”) and are secured on a first-priority basis (subject to permitted liens) by a lien on substantially all assets and properties of the Company and the Guarantors (the “Collateral”), subject to certain exceptions. Furthermore, the obligations under the Company’s 2.850% Senior Notes due 2029 and 3.100% Senior Notes due 2032 have been secured by the Collateral on an equal and ratable basis to the obligations under the Credit Facilities for so long as and to the extent required under the terms of the Indenture, and the obligations under the Company’s 2026 Senior Unsecured Notes have been guaranteed by the Guarantors pursuant to the First Supplemental Indenture dated as of June 20, 2023 and the Second Supplemental Indenture dated as of April 26, 2024 (the “2026 Senior Notes Supplemental Indentures”) for so long as and to the extent required under the terms of the indenture governing such notes and the 2026 Senior Notes Supplemental Indentures.

In August 2023, the Company drew $600 million under a delayed draw term loan agreement, which was repaid in full in June 2024. That delayed draw term loan agreement is now terminated. Borrowings under that delayed draw term loan agreement bore interest, at a rate based on SOFR Rate plus an applicable margin.

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2018, the Company issued $2.30 billion aggregate principal amount of senior unsecured notes due February 15, 2026 (the “2026 Senior Unsecured Notes”). The 2026 Senior Unsecured Notes bear interest at an annual rate of 4.750% with interest payable on February 15 and August 15 of each year. The Company is not required to make principal payments on the 2026 Senior Unsecured Notes prior to the maturity date. Issuance costs for the 2026 Senior Unsecured Notes are amortized to interest expense over the term of the 2026 Senior Unsecured Notes and as of June 28, 2024, issuance costs of $4 million remained unamortized.

The indentures and supplemental indentures, as applicable, governing the Company’s 2029 Senior Notes, 2032 Senior Notes, 2026 Senior Unsecured Notes and the 2028 Convertible Notes each contain various restrictive covenants, which can include limitations on the Company’s and its subsidiaries’ ability to, among other things, consolidate, merge or sell all or substantially all of their assets; create liens; and incur, assume or guarantee additional indebtedness, and are subject to a number of limitations and exceptions.

Maturity of Debt

As of June 28, 2024, the Company is subject to required principal payment or earlier conversion at the option of the holder as follows:

Contractual Maturity (1)
(in millions)
Fiscal year:
2025	$1,750
2026	2,450
2027	2,288
2028	—
2029	500
2030 and thereafter	500
Total debt maturities	7,488
Issuance costs	(54)
Net carrying value	$7,434

(1)    As of June 28, 2024, the holders of the 2028 Convertible Notes have the option to convert the notes through September 30, 2024. As such, the principal portion of these notes is reflected as current in the table above.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 8.    Pension and Other Post-Retirement Benefit Plans

The Company has pension and other post-retirement benefit plans in various countries. The Company’s principal pension plans are in Japan, Thailand and the Philippines (the “Pension Plans”). All other pension and other post-retirement benefit plans are immaterial to the Consolidated Financial Statements. The expected long-term rate of return on the Pension Plans’ assets is 2.5%.

Obligations and Funded Status

The following table presents the unfunded status of the benefit obligations for the Pension Plans:

	2024	2023	2022
	(in millions)
Change in benefit obligation:
Projected benefit obligation at beginning of period	$273	$294	$359
Service cost	9	14	15
Interest cost	6	6	5
Plan amendments	—	—	9
Actuarial gain	(17)	(6)	(31)
Benefits paid	(7)	(8)	(9)
Settlement/curtailment	2	(15)	—
Non-U.S. currency movement	(22)	(12)	(54)
Projected benefit obligation at end of period	244	273	294
Change in plan assets:
Fair value of plan assets at beginning of period	185	189	227
Actual return on plan assets	12	7	—
Employer contributions	13	9	10
Benefits paid	(7)	(8)	(7)
Non-U.S. currency movement	(19)	(12)	(41)
Fair value of plan assets at end of period	184	185	189
Unfunded status	$60	$88	$105

The following table presents the unfunded amounts related to the Pension Plans as recognized on the Company’s Consolidated Balance Sheets:

	June 28, 2024	June 30, 2023
	(in millions)
Current liabilities	$1	$1
Non-current liabilities	59	87
Net amount recognized	$60	$88

The accumulated benefit obligation for the Pension Plans was $244 million at June 28, 2024. As of June 28, 2024, the accumulated other income pension balance was $23 million. There were no material prior service credits for the Pension Plans recognized in Accumulated other comprehensive income (loss) in the Consolidated Balance Sheet as of June 28, 2024.

Net periodic benefit costs were not material for 2024, 2023 and 2022.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Assumptions

Weighted-Average Assumptions

The weighted-average actuarial assumptions used to determine the projected benefit obligations for the Pension Plans were as follows:

	2024	2023	2022
Discount rate	3.0%	2.2%	2.3%
Rate of compensation increase	2.7%	2.4%	2.3%

The weighted-average actuarial assumptions used to determine benefit costs for the Pension Plans were as follows:

	2024	2023	2022
Discount rate	2.2%	2.3%	1.4%
Expected long-term rate of return on plan assets	2.5%	2.5%	2.5%
Rate of compensation increase	2.4%	2.3%	2.0%

The Company develops a discount rate by calculating when the estimated benefit payments will be due. Management then matches the benefit payments to high quality bonds which match the timing of the expected benefit payments to determine the appropriate discount rate.

The Company develops the expected long-term rate of return on plan assets by analyzing rates of return in each plan as well as the investment portfolio applicable to the plan depending on each plan’s economic environment. The Company’s estimates of future rates of return on assets is based in large part on the projected rate of return from the respective investment managers using a long-term view of historical returns, as well as actuarial recommendations using the most current generational and mortality tables and rates. As of June 28, 2024, the Pension Plans’ assets materially consisted of plan assets related to the Japan pension plan and as such the assumption used herein is primarily related to the Japan pension plan.

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fair Value Measurements

The following tables present the Pension Plans’ major asset categories and their associated fair values and net asset values as of June 28, 2024 and June 30, 2023:

	June 28, 2024
	Level 1	Level 2	Level 3	Total
	(in millions)
Plan assets measured at fair value:
Equity:
Equity commingled/mutual funds(1)(2)	$—	$58	$—	$58
Fixed income:
Fixed income commingled/mutual funds(1)(3)	—	99	—	99
Net plan assets subject to leveling	—	157	—	157
Real estate investment trust at net asset value				27
Total investments at fair value	$—	$157	$—	$184

	June 30, 2023
	Level 1	Level 2	Level 3	Total
	(in millions)
Plan assets measured at fair value:
Equity:
Equity commingled/mutual funds(1)(2)	$—	$66	$—	$66
Fixed income:
Fixed income commingled/mutual funds(1)(3)	—	89	—	89
Net plan assets subject to leveling	—	155	—	155
Real estate investment trust at net asset value				30
Total investments at fair value	$—	$155	$—	$185

(1)    Commingled funds represent pooled institutional investments.
(2)    Equity mutual funds invest primarily in equity securities.
(3)    Fixed income mutual funds invest primarily in fixed income securities.

There were no significant movements of assets between any level categories in 2024 or 2023.

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Cash Flows

The Company’s expected employer contributions for 2025 and annual benefit payments over the next five years for its Pension Plans are not expected to be material.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 9.    Related Parties and Related Commitments and Contingencies

Flash Ventures

The Company procures substantially all of its flash-based memory wafers from its business ventures with Kioxia Corporation (“Kioxia”), which consists of three separate legal entities: Flash Partners Ltd. (“Flash Partners”), Flash Alliance Ltd. (“Flash Alliance”) and Flash Forward Ltd. (“Flash Forward”), collectively referred to as “Flash Ventures”. The Company has a 49.9% ownership interest and Kioxia has a 50.1% ownership interest in each of these entities. Through Flash Ventures, the Company and Kioxia collaborate in the development and manufacture of flash-based memory wafers, which are manufactured by Kioxia at its wafer fabrication facilities located in Japan using semiconductor manufacturing equipment individually owned or leased by each Flash Ventures entity. Each Flash Ventures entity purchases wafers from Kioxia at cost and then resells those wafers to the Company and Kioxia at cost plus a markup.

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

K1. The Company also has a facility agreement with Kioxia related to the construction and operation of Kioxia’s “K1” 300-millimeter wafer fabrication facility in Kitakami, Japan. The primary purpose of K1 is to provide clean room space to continue the transition of existing flash-based wafer capacity to newer technology nodes. Production of flash-based wafers in K1 started in 2019.

Y7. In January 2022, the Company entered into additional agreements regarding Flash Ventures’ investment in a new wafer fabrication facility in Yokkaichi, Japan, referred to as “Y7”. The primary purpose of Y7 is to provide clean room space to continue the transition of existing flash-based wafer capacity to newer flash technology nodes. Production of flash-based wafers in Y7 started in 2022.

K2. In June 2024, the Company entered into additional agreements regarding Flash Ventures’ investment in a new wafer fabrication facility in Kitakami, Japan, referred to as “K2”. The primary purpose of K2 is to provide clean room space to continue the transition of existing flash-based wafer capacity to newer flash technology nodes. Output from K2 is expected to begin in the first half of fiscal year 2026.

In connection with the start-up of the K1, K2 and Y7 facilities, the Company has made prepayments over time, and as of June 28, 2024, $523 million remain to be credited against future building depreciation charges. As of June 28, 2024, the Company is also committed to make additional building depreciation prepayments of $610 million, based on Japanese yen to U.S. dollars exchange rate of 160.44 as of such date, payable as follows: $372 million in fiscal year 2025, $29 million in fiscal year 2026, $109 million in fiscal year 2027, $87 million in fiscal year 2028 and $13 million in fiscal year 2029. As of June 28, 2024, in addition to the requirements to make building depreciation prepayments, the Company will also make payments for building depreciation of approximately $290 million at varying dates through fiscal year 2035.

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

The following table presents the notes receivable from, and equity investments in, Flash Ventures as of June 28, 2024 and June 30, 2023:

	June 28, 2024	June 30, 2023
	(in millions)
Notes receivable, Flash Partners	$1	$37
Notes receivable, Flash Alliance	5	48
Notes receivable, Flash Forward	485	709
Investment in Flash Partners	149	161
Investment in Flash Alliance	216	276
Investment in Flash Forward	135	179
Total notes receivable and investments in Flash Ventures	$991	$1,410

During 2024, 2023 and 2022, the Company made net payments to Flash Ventures of $3.35 billion, $4.20 billion and $4.70 billion, respectively, for purchased flash-based memory wafers and net loans.

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

As of June 28, 2024 and June 30, 2023, the Company had Accounts payable balances due to Flash Ventures of $313 million and $292 million, respectively.

The Company’s maximum reasonably estimable loss exposure (excluding lost profits) as a result of its involvement with Flash Ventures, based upon the Japanese yen to U.S. dollar exchange rate at June 28, 2024, is presented below. Investments in Flash Ventures are denominated in Japanese yen, and the maximum estimable loss exposure excludes any cumulative translation adjustment due to revaluation from the Japanese yen to the U.S. dollar.

June 28, 2024
(in millions)
Notes receivable	$491
Equity investments	500
Operating lease guarantees	1,299
Inventory and prepayments	1,069
Maximum estimable loss exposure	$3,359

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of June 28, 2024 and June 30, 2023, the Company’s retained earnings included cumulative undistributed earnings of Flash Ventures of $158 million and $219 million, respectively.

The Company is obligated to pay for variable costs incurred in producing its share of Flash Ventures’ flash-based memory wafer supply, based on its three-month forecast, which generally equals 50% of Flash Ventures’ output. The Company is not able to estimate its total wafer purchase commitment obligation beyond its rolling three-month purchase commitment because the price is determined by reference to the future cost of producing the semiconductor wafers. In addition, the Company is obligated to pay for half of Flash Ventures’ fixed costs regardless of the output the Company chooses to purchase. The Company is also committed to fund 49.9% to 50.0% of each Flash Ventures entity’s capital investments to the extent that Flash Ventures entity’s operating cash flow is insufficient to fund these investments.

Flash Ventures has historically operated near 100% of its manufacturing capacity. During 2024 and 2023, as a result of flash business conditions, the Company temporarily reduced its utilization of its share of Flash Ventures’ manufacturing capacity to an abnormally low level to more closely align the Company’s flash-based wafer supply with projected demand. In 2024 and 2023, the Company incurred costs of $249 million and $286 million, respectively, associated with the reduction in utilization related to Flash Ventures, which was recorded as a charge to Cost of revenue.

In February 2022, contamination of certain material used in manufacturing processes occurred at Flash Ventures’ fabrication facilities in both Yokkaichi and Kitakami, Japan which resulted in damage to inventory units in production, a temporary disruption to production operations and a reduction in the Company’s flash wafer availability. During 2022, the Company incurred charges of $207 million related to this contamination incident that were recorded in Cost of revenue and primarily consisted of scrapped inventory and rework costs, decontamination and other costs needed to restore the facilities to normal capacity, as well as charges for under absorption of overhead costs. During 2024, the Company received a recovery of $36 million related to this incident from its insurance carriers, which was recorded in Cost of revenue. The Company continues to pursue recovery of its remaining losses associated with this event; however, the total amount of recovery cannot be estimated at this time.

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

The following table presents the Company’s portion of the remaining guarantee obligations under the Flash Ventures’ lease facilities in both Japanese yen and U.S. dollar-equivalent, based upon the Japanese yen to U.S. dollar exchange rate as of June 28, 2024.

	Lease Amounts
	(Japanese yen, in billions)	(U.S. dollar, in millions)
Total guarantee obligations	¥208,382	$1,299

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the end of the term of the Flash Ventures lease agreements, in annual installments as of June 28, 2024 in U.S. dollars, based upon the Japanese yen to U.S. dollar exchange rate as of June 28, 2024:

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
	(in millions)
2025	$285	$74	$359
2026	359	111	470
2027	164	95	259
2028	58	92	150
2029	11	50	61
Total guarantee obligations	$877	$422	$1,299

The Company and Kioxia have agreed to mutually contribute to, and indemnify each other and Flash Ventures for, environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances. The Company has not made any indemnification payments, nor recorded any indemnification receivables, under any such agreements. As of June 28, 2024, no amounts have been accrued in the Consolidated Financial Statements with respect to these indemnification agreements.

Unis Venture

The Company has a joint venture with Unisplendour Corporation Limited and Unissoft (Wuxi) Group Co. Ltd. (“Unis”), referred to as the “Unis Venture”, to market and sell the Company’s products in China and to develop data storage systems for the Chinese market in the future. The Unis Venture is 49% owned by the Company and 51% owned by Unis. The Company accounts for its investment in the Unis Venture under the equity method of accounting. Revenue on products distributed by the Unis Venture is recognized upon sell through to third-party customers. For the years ended June 28, 2024, June 30, 2023 and July 1, 2022, the Company recognized approximately 3%, 3% and 4% of its consolidated revenue on products distributed by the Unis Venture, respectively. The outstanding accounts receivable due from the Unis Venture were 7% and 8% of Accounts receivable, net as of June 28, 2024 and June 30, 2023, respectively.

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

The following table presents right-of-use lease assets and lease liabilities included in the Company’s Consolidated Balance Sheets:

	June 28, 2024	June 30, 2023
	(in millions)
Operating lease right-of-use assets (included in Other non-current assets)	$326	$260

Operating lease liabilities:
Current portion of long-term operating lease liabilities (included in Accrued expenses)	42	40
Long-term operating lease liabilities (included in Other liabilities )	307	244
Total operating lease liabilities	$349	$284

The following table summarizes supplemental disclosures of operating cost and cash flow information related to operating leases:

	June 28, 2024	June 30, 2023	July 1, 2022
	(in millions)
Cost of operating leases	$64	$57	$58
Cash paid for operating leases	69	51	51
Operating lease assets obtained in exchange for operating lease liabilities	178	17	137
Decrease in operating lease liabilities and right-of-use assets due to lease remeasurement	71	—	—

The weighted average remaining lease term and discount rate for the Company’s operating leases were as follows:

	2024	2023
Weighted average remaining lease term in years	10.4	7.6
Weighted average discount rate	6.6%	4.2%

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of June 28, 2024, minimum lease payments were as follows:

Lease Amounts
(in millions)
2025	$60
2026	57
2027	50
2028	42
2029	36
Thereafter	254
Total future minimum lease payments	499
Less: imputed interest	150
Present value of lease liabilities	$349

Sale-Leaseback

During the year ended June 28, 2024, the Company completed a sale and leaseback of its facility in Milpitas, California. The Company received net proceeds of $191 million in cash and recorded a gain of $85 million on the sale. In connection with the sale, the Company agreed to lease back the facility at an annual lease rate of $16 million for the first year, increasing by 3% per year thereafter through January 1, 2039. The lease includes three 5-year renewal options and one 4-year renewal option for the ability to extend through December 2057. The supplemental balance sheet information and supplemental disclosures of operating cost and cash flow information related to the lease are included in the tables above.

Purchase Agreements and Other Commitments

In the normal course of business, the Company enters into purchase orders with suppliers for the purchase of components used to manufacture its products. These purchase orders generally cover forecasted component supplies needed for production during the next quarter, are recorded as a liability upon receipt of the components, and generally may be changed or canceled at any time prior to shipment of the components. The Company also enters into long-term agreements with suppliers that contain fixed future commitments, which are contingent on certain conditions such as performance, quality and technology of the vendor’s components. As of June 28, 2024, the Company had the following minimum long-term commitments:

Long-term commitments
(in millions)
Fiscal year:
2025	$172
2026	96
2027	59
2028	20
2029	20
Thereafter	110
Total	$477

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 11.    Western Digital Corporation 401(k) Plan

The Company maintains the Western Digital Corporation 401(k) Plan (the “Plan”). The Plan covers substantially all domestic employees, subject to certain eligibility requirements. Eligible employees receive employer matching contributions immediately upon hire. Eligible employees do not include individuals that are covered by a collective bargaining agreement, provide services as a consultant, interns, independent contractors, leased or temporary employees, or who otherwise are not treated as common-law employees.

Eligible employees are able to contribute up to 85% of their eligible compensation on a combined pre-tax and Roth basis regardless of age, and 10% of their eligible compensation on an after-tax basis, all subject to Internal Revenue Service limitations. The Company may make a basic matching contribution equal to 50% of each eligible participant’s contribution that does not exceed 6% of the eligible participant’s annual compensation in the year of contribution. Furthermore, the Company’s employer matching contributions vest immediately. Contributions, including the Company’s matching contribution to the Plan, are recorded as soon as administratively possible after the Company makes payroll deductions from Plan participants.

Effective February 18, 2023, the Company announced its decision to suspend its previous practice of matching contributions. The Company later resumed matching contributions effective January 1, 2024.

For 2024, 2023 and 2022, the Company made Plan contributions of $13 million, $22 million and $36 million, respectively.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 12.     Shareholders’ Equity and Convertible Preferred Stock

2021 Long-Term Incentive Plan

In November 2021, stockholders approved the Western Digital Corporation 2021 Long-Term Incentive Plan, (as amended and restated, the “2021 Plan”). Upon the effective date of the 2021 Plan, no new awards were granted under the Western Digital Corporation Amended and Restated 2017 Performance Incentive Plan (the “2017 Plan”). The types of awards that may be granted under the 2021 Plan include stock options, stock appreciation rights (“SARs”), RSUs, PSUs, restricted stock and other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock, as well as cash awards. Persons eligible to receive awards under the 2021 Plan include officers and employees of the Company or any of its subsidiaries, directors of the Company and certain consultants and advisors to the Company or any of its subsidiaries. The vesting of awards under the 2021 Plan and the 2017 Plan is determined at the date of grant. Each award expires on a date determined at the date of grant; however, the maximum term of options and SARs is ten years after the grant date of the award. RSUs typically vest over periods ranging from two to four years from the date of grant. PSUs are granted to certain employees and vest only after the achievement of pre-determined performance conditions or market conditions and completion of requisite service periods. Once the performance conditions or market conditions are met, the employee’s vesting of PSUs is generally subject to continued service.

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

As of June 28, 2024, the maximum number of shares of the Company’s common stock that was authorized for award grants under the 2021 Plan was 21.3 million shares. The 2021 Plan will terminate on November 22, 2031, unless terminated earlier by the Company’s Board of Directors.

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

During 2024, 2023 and 2022, the Company issued 2.4 million, 2.7 million and 2.1 million shares, respectively, under the ESPP for aggregate purchase amounts of $81 million, $92 million and $113 million, respectively.

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock-based Compensation Expense

The following tables present the Company’s stock-based compensation for equity-settled awards by type and financial statement line as well as the related tax benefit included in the Company’s Consolidated Statements of Operations:

	2024	2023	2022
	(in millions)
RSUs and PSUs	$262	$283	$286
ESPP	33	35	40
Total	$295	$318	$326

	2024	2023	2022
	(in millions)
Cost of revenue	$49	$49	$48
Research and development	133	152	167
Selling, general and administrative	113	117	111
Subtotal	295	318	326
Tax benefit	(41)	(43)	(48)
Total	$254	$275	$278

Any shortfalls or excess windfall tax benefits related to the vesting and exercise of stock-based awards, which are recognized as a component of the Company’s Income tax expense, were not material for the periods presented.

Compensation cost related to unvested RSUs, PSUs and rights to purchase shares of common stock under the ESPP will generally be amortized on a straight-line basis over the remaining average service period. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of June 28, 2024:

	Unamortized Compensation Costs	Weighted Average Service Period
	(in millions)	(years)
RSUs and PSUs (1)	$442	2.2
ESPP	23	0.5
Total unamortized compensation cost	$465

(1)    Weighted average service period assumes the performance conditions are met for the PSUs.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Plan Activities

Stock Options

The following table summarizes stock option activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Options outstanding at July 2, 2021	1.5	$72.84
Exercised	(0.2)	43.80		$3
Canceled or expired	(0.4)	97.65
Options outstanding at July 1, 2022	0.9	66.76
Canceled or expired	(0.6)	80.72
Options outstanding at June 30, 2023	0.3	44.95	0.10
Canceled or expired	(0.3)	44.95
Options outstanding at June 28, 2024	—	$—

No options were granted in 2024, 2023 or 2022. As of June 28, 2024, there were no remaining outstanding options.

RSUs and PSUs

The following table summarizes RSU and PSU activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value at Vest Date
	(in millions)		(in millions)
RSUs and PSUs outstanding at July 2, 2021	16.1	$50.12
Granted	6.9	60.00
Vested	(5.2)	54.27	$317
Forfeited	(2.4)	52.14
RSUs and PSUs outstanding at July 1, 2022	15.4	52.89
Granted	6.6	41.27
Vested	(6.6)	54.05	$274
Forfeited	(1.6)	54.56
RSUs and PSUs outstanding at June 30, 2023	13.8	46.56
Granted	6.6	42.29
Vested	(5.8)	48.26	$297
Forfeited	(1.6)	45.62
RSUs and PSUs outstanding at June 28, 2024	13.0	$44.42

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

ESPP – Black-Scholes-Merton Model

The fair value of ESPP purchase rights issued is estimated at the date of grant of the purchase rights using the Black-Scholes-Merton option pricing model. The Black-Scholes-Merton option pricing model requires the input of assumptions such as the expected stock price volatility and the expected period until options are exercised. Purchase rights under the ESPP are generally granted on either June 1st or December 1st of each year.

The fair values of ESPP purchase rights have been estimated at the date of grant using a Black-Scholes-Merton option pricing model with the following weighted average assumptions:

	2024	2023	2022
Weighted-average expected term (in years)	1.25	1.25	1.25
Risk-free interest rate	4.93%	4.52%	1.42%
Stock price volatility	0.39	0.46	0.48
Dividend yield	—%	—%	—%
Fair value	$15.08	$9.70	$15.56

Convertible Preferred Stock

On January 31, 2023, the Board of Directors of the Company authorized the designation of 900,000 shares of Series A Convertible Perpetual Preferred Stock, par value $0.01 per share (the “Preferred Shares”), from the Company’s existing five million authorized but unissued shares of preferred stock and issued the Preferred Shares through a private placement for an aggregate purchase price of $900 million, less issuance costs of $24 million. During the year ended June 28, 2024, 665,000 of the Preferred Shares were converted into approximately 15 million shares of common stock in accordance with the original term of the agreement. As of June 28, 2024 and June 30, 2023, 235,000 and 900,000 of the Preferred Shares were outstanding, respectively.

Dividend provisions

The Preferred Shares have a stated value of $1,000 per share and accrue a cumulative preferred dividend at an annual rate of 6.25% per annum (increasing to 7.25% per annum on January 31, 2030 and to 8.25% per annum on January 31, 2033) compounded on a quarterly basis. The Preferred Shares also participate in any dividends declared for common shareholders on an as-converted equivalent basis. No dividends have been declared or paid since the issuance of the Preferred Shares. As of June 28, 2024 and June 30, 2023, unpaid and undeclared cumulative dividends payable with respect to the Preferred Shares were $22 million and $24 million, respectively.

During the year ended June 28, 2024, $56 million in unpaid and undeclared cumulative dividends payable were included in the aggregate liquidation preference of the 665,000 of the Preferred Shares that were converted into approximately 15 million shares of common stock, as noted above.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Conversion rights

The Preferred Shares are convertible into shares of the Company’s common stock at an initial conversion rate of $47.75 per share (the “Conversion Price”) (subject to anti-dilution adjustments and certain other one-time adjustments upon the occurrence of various specified spin-off transactions) applied to the aggregate sum of the stated value of the Preferred Shares plus any cumulative accrued but unpaid dividends (the “Accumulated Stated Value”). In the event of a standalone spin-off transaction, the holders of the Preferred Shares may have one third of their Preferred Shares converted to a similar class of preferred shares of the spin-off entity. The Preferred Shares will be convertible at the option of the Company after January 31, 2026 if the closing price per share of the Company’s common stock exceeds 150% of the Conversion Price for at least 20 out of 30 consecutive trading days immediately prior to the Company’s conversion notice.

As of June 28, 2024 and June 30, 2023, the Preferred Shares outstanding would have been convertible, if otherwise permitted, into 5 million and 19 million shares of common stock, respectively.

Redemption

After January 31, 2030, the Company will have the right, but not the obligation, to redeem the Preferred Shares for an amount in cash equal to 110% of the Accumulated Stated Value. Redemption is contingently mandatory in the event of a fundamental change in the business as defined in the designation of the Preferred Shares.

The Preferred Shares has been classified as mezzanine equity in the Company’s Consolidated Balance Sheets because, in the event of certain fundamental change in the business that are not solely within the control of the Company, the Preferred Shares would become redeemable at the option of the holders. The Company did not adjust the carrying values of the Preferred Shares to the current redemption value of such shares since a liquidation event was not probable at any of the balance sheet dates. Subsequent adjustments to increase or decrease the carrying values to the ultimate redemption value will be made only if and when it becomes probable that such a fundamental change in the business will occur.

Voting right

The Preferred Shares will vote, to the extent permitted under the Nasdaq listing rules, on an as-converted equivalent basis along with holders of the Company’s common stock.

Liquidation preference

In the event of any voluntary or involuntary liquidation, holders of the Preferred Shares will be senior to the holders of the Company’s common stock and the liquidation preference is the greater of (i) the sum of an amount in cash equal to 110% of the Accumulated Stated Value plus accrued and unpaid dividends and (ii) the payment that the holders of the Preferred Shares would have received had all the Preferred Shares been converted into common stock immediately prior to such liquidation, before any distributions are made to common shareholders and all other classes of junior capital stock of the Company. As of June 28, 2024 and June 30, 2023, the total aggregate liquidation preference was $257 million and $924 million, respectively.

Stock Reserved for Issuance

The following table summarizes all common stock reserved for issuance at June 28, 2024:

Number of Shares
(in millions)
Convertible notes	40
Outstanding awards and shares available for award grants	22
Convertible preferred stock	10
ESPP	5
Total	77

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 13.    Income Tax Expense

Income (Loss) Before Taxes

The domestic and foreign components of Income (loss) before taxes were as follows:

	2024	2023	2022
	(in millions)
Foreign	$(351)	$(2,019)	$1,432
Domestic	(310)	469	739
Income (loss) before taxes	$(661)	$(1,550)	$2,171

Income Tax Expense

The components of the income tax expense were as follows:

	2024	2023	2022
	(in millions)
Current:
Foreign	$260	$153	$143
Domestic - Federal	34	35	341
Domestic - State	4	(6)	25
	298	182	509
Deferred:
Foreign	13	(6)	29
Domestic - Federal	(152)	(36)	84
Domestic - State	(22)	(6)	3
	(161)	(48)	116
Income tax expense	$137	$134	$625

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which contained significant law changes related to tax, climate, energy and health care. The tax measures include, among other things, a corporate alternative minimum tax (“CAMT”) of 15% on corporations with three-year average annual adjusted financial statement income (“AFSI”) exceeding $1.00 billion. The corporate alternative minimum tax is effective for the Company beginning with 2024. The Company is not subject to the CAMT of 15% for fiscal year 2024 as its average annual AFSI did not exceed $1.00 billion for the preceding three-year period.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Deferred Taxes

Temporary differences and carryforwards, which give rise to a significant portion of deferred tax assets and liabilities were as follows:

	June 28, 2024	June 30, 2023
	(in millions)
Deferred tax assets:
Sales related reserves and accrued expenses not currently deductible	$66	$69
Accrued compensation and benefits not currently deductible	116	88
Net operating loss carryforward	175	183
Business credit carryforward	528	478
Long-lived assets	75	72
Interest and hedging costs not currently deductible	254	76
Other	59	71
Total deferred tax assets	1,273	1,037
Deferred tax liabilities:
Long-lived assets	(46)	(57)
Unremitted earnings of certain non-U.S. entities	(286)	(291)
Other	(33)	(7)
Total deferred tax liabilities	(365)	(355)
Valuation allowances	(582)	(565)
Deferred tax assets, net	$326	$117

The increase in the deferred tax assets is attributable primarily to the IRS interest payments made in connection with the notice of deficiency received for years 2008 through 2011 that are not currently deductible under §163(j) of the Internal Revenue Code of 1986, as amended, and the unamortized original issue discount (“OID”) related to the premium paid to purchase Capped Calls in connection with the offering of the 2028 Convertible Notes. As described in Note 7, Debt, the deferred tax asset related to the unamortized OID was recorded as a decrease to Additional paid-in capital. The assessment of valuation allowances against deferred tax assets requires estimations and significant judgment. The Company continues to assess and adjust its valuation allowance based on operating results and market conditions. After weighing both the positive and negative evidence available, including, but not limited to, earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets, the Company determined that it is able to realize its deferred tax assets except for certain loss and credit carryforwards.

The Company is permanently reinvested with respect to certain foreign earnings. There is no unrecognized deferred tax liability associated with the repatriation of these foreign undistributed earnings as it can be achieved without additional federal tax consequences.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Effective Tax Rate

Reconciliation of the U.S. Federal statutory rate to the Company’s effective tax rate is as follows:

	2024	2023	2022
U.S. Federal statutory rate	21%	21%	21%
Tax rate differential on international income	(46)	(33)	(9)
Tax effect of U.S. foreign income inclusion	(2)	(1)	—
Tax effect of U.S. foreign minimum tax	—	—	5
Tax effect of U.S. foreign derived intangible income	3	4	(1)
Tax effect of U.S. non-deductible stock-based compensation	(1)	(1)	1
Tax effect of U.S. permanent differences	1	—	—
IRS Settlement	(1)	1	15
Change in valuation allowance	(3)	1	1
Unremitted earnings of certain non-U.S. entities	(4)	—	1
Foreign income tax credits	1	—	(3)
R&D tax credits	8	5	(4)
U.S. return to provision	—	(2)	—
Tax reserves	1	(1)	2
Other	1	(3)	—
Effective tax rate	(21)%	(9)%	29%

Tax Holidays and Carryforwards

A substantial portion of the Company’s manufacturing operations in Malaysia, the Philippines and Thailand operate under various tax holidays and tax incentive programs, which will expire in whole or in part at various dates during 2025 through 2031. Certain tax holidays and tax incentive programs may be extended if specific conditions are met. On November 1, 2023, one of the Company’s tax holidays in Malaysia expired. The Company has applied for an extension and anticipates this extension, if granted, will be applied retroactively and begin on November 2, 2023. Because the exact terms of the extension are not currently known, the Company is applying the Malaysia corporate statutory tax rate on the expired tax holiday income. If a retroactive extension is granted, the Company will make an adjustment to its effective tax rate in that period.

The net impact of these tax holidays and tax incentives was an increase to the Company’s net earnings by $209 million, or $0.64 per diluted share, $140 million, or $0.44 per diluted share, and $566 million, or $1.79 per diluted share, in 2024, 2023 and 2022, respectively.

As of June 28, 2024, the Company had varying amounts of federal and state NOL/tax credit carryforwards that do not expire or, if not used, expire in various years. Following is a summary of the Company’s federal and state NOL/tax credit carryforwards and the related expiration dates of these NOL/tax credit carryforwards:

Jurisdiction	NOL/Tax Credit Carryforward Amount	Expiration
	(in millions)
Federal NOL (Pre 2017 Act Generation)	$578	2026 to 2038
State NOL	342	2037 to 2045
Federal tax credits	61	2025 to 2044
State tax credits	746	No expiration

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

As of June 28, 2024, the Company had varying amounts of foreign NOL carryforwards that do not expire or, if not used, expire in various years, depending on the country. The major jurisdictions that the Company receives foreign NOL carryforwards and the related amounts and expiration dates of these NOL carryforwards are as follows:

Jurisdiction	NOL Carryforward Amount	Expiration
	(in millions)
Belgium	$114	No expiration
Malaysia	108	2028 to 2030
Japan	61	2025 to 2026
Spain	46	No expiration
Netherlands	12	2026

Uncertain Tax Positions

With the exception of certain unrecognized tax benefits that are directly associated with the tax position taken, unrecognized tax benefits are presented gross in the Consolidated Balance Sheets.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits excluding accrued interest and penalties:

	2024	2023	2022
	(in millions)
Unrecognized tax benefit, beginning balance	$1,021	$1,047	$748
Gross increases related to current year tax positions	25	7	12
Gross increases related to prior year tax positions	73	22	358
Gross decreases related to prior year tax positions	(32)	(47)	(65)
Settlements	(363)	(5)	(1)
Lapse of statute of limitations	(3)	(3)	(5)
Unrecognized tax benefit, ending balance	$721	$1,021	$1,047

As of June 28, 2024, June 30, 2023 and July 1, 2022, the portion of the gross unrecognized tax benefits, if recognized, that would affect the effective tax rate is $555 million, $855 million and $903 million, respectively. Interest and penalties related to unrecognized tax benefits are recognized in liabilities recorded for uncertain tax positions and are recorded in the provision for income taxes. Accrued interest and penalties included in the Company’s liability related to unrecognized tax benefits as of June 28, 2024, June 30, 2023 and July 1, 2022 was $181 million, $289 million and $254 million, respectively. As of June 28, 2024, June 30, 2023 and July 1, 2022, the Company’s payables related to unrecognized tax benefits, including accrued interest and penalties, were $736 million, $1.14 billion and $1.16 billion, respectively. Of these amounts, the Company believes it is reasonably likely that payments of $185 million may be made within the next twelve months and have classified that portion of these unrecognized tax benefits, including interest, in Income taxes payable on the Consolidated Balance Sheets as of June 28, 2024. The remaining payables related to unrecognized tax benefits are included in Other liabilities on the Consolidated Balance Sheets as of June 28, 2024, June 30, 2023 and July 1, 2022.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company files U.S. Federal, U.S. state and foreign tax returns. For both federal and state tax returns, with few exceptions, the Company is subject to examination for 2016 through 2023. The Company is no longer subject to examination by the IRS for periods prior to 2016, although carry forwards generated prior to those periods may still be adjusted upon examination by the IRS or state taxing authority if they either have been or will be used in a subsequent period. In the following major foreign jurisdictions where there is no tax holiday, the Company could be subject to examination as noted below:

Jurisdiction	Period Subject to Examination
China (calendar)	2014-2023
Ireland (fiscal)	2020-2023
India (fiscal)	2009-2023
Israel (fiscal)	2014-2023
Japan (fiscal)	2015-2023
Malaysia (fiscal)	2017-2023
Thailand (fiscal)	2014-2023
Singapore (fiscal)	2020-2023
United Kingdom (fiscal)	2022-2023

The Company had previously reached a final agreement with the IRS regarding notices of deficiency with respect to years 2008 through 2012 and in February 2024, reached a final agreement for resolving the notices of proposed adjustments with respect to years 2013 through 2015. During 2024, the Company made payments of $363 million for tax and $161 million for interest with respect to years 2008 through 2012 and recognized adjustments to align with IRS calculations, resulting in a remaining liability of $185 million related to all years from 2008 through 2015. The Company expects to pay any remaining balance with respect to this matter within the next twelve months.
In connection with settlements for the years 2008 through 2015, the Company expects to realize reductions to its mandatory deemed repatriation tax obligations and tax savings from interest deductions in future years aggregating to $165 million. Of this amount, $34 million of the interest savings from the interest paid with respect to years 2008 through 2012 is classified as a deferred tax asset due to interest expense limitation rules.

The Company believes that adequate provision has been made for any adjustments that may result from any other tax examinations. However, the outcome of such tax examinations cannot be predicted with certainty. If any issues addressed in the Company’s tax examinations are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of June 28, 2024, with the exception of the final agreement with the IRS, it was not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of the Company’s liability for unrecognized tax benefits would most likely result from additional information relating to the examination of the Company’s tax returns.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 14.    Net Income (Loss) Per Common Share

The following table presents the computation of basic and diluted income (loss) per common share:

	2024	2023	2022
	(in millions, except per share data)
Net income (loss)	$(798)	$(1,684)	$1,546
Less: cumulative dividends allocated to preferred shareholders	54	24	—
Net income (loss) attributable to common shareholders	$(852)	$(1,708)	$1,546
Weighted average shares outstanding:
Basic	326	318	312
Employee stock options, RSUs, PSUs and ESPP	—	—	4
Diluted	326	318	316
Net income (loss) per common share:
Basic	$(2.61)	$(5.37)	$4.96
Diluted	$(2.61)	$(5.37)	$4.89
Anti-dilutive potential common shares excluded	22	14	3

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

For 2024 and 2023, the Company recorded a net loss and all shares subject to outstanding equity awards were excluded from the calculation of diluted shares for the period because their impact would have been anti-dilutive. For 2022, the Company excluded common shares subject to certain outstanding equity awards from the calculation of diluted shares because their impact would have been anti-dilutive based on the Company’s average stock price during those periods.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 15.    Employee Termination, Asset Impairment, and Other

Business Realignment

The Company periodically incurs charges to realign its operations with anticipated market demand, primarily consisting of organization rationalization designed to streamline its business, reduce its cost structure and focus its resources. The Company may also record credits related to gains upon sale of property in connection with these activities. In this regard, in 2024, the Company reassessed existing capacity development plans and made a decision to cancel certain projects, including projects to expand capacity in its Penang, Malaysia facility, resulting in the impairment of existing construction in progress, other assets and the recognition of a liability for certain contract termination costs. The Company has also taken actions to reduce the amount of capital invested in facilities, including the sale-leaseback of its facility in Milpitas, California in 2024.

The Company recorded the following charges related to these actions:

	2024	2023	2022
	(in millions)
Employee termination benefits	$44	$176	$50
Asset impairments	146	20	—
Other charges (gains):
Gain on disposition of assets and other charges	—	(8)	(7)
Contract termination and other	34	5	—
Gain on sale-leaseback of facility	(85)	—	—
Total employee termination, asset impairment, and other	$139	$193	$43

The following table presents an analysis of the components of these activities against the reserve during the year ended June 28, 2024:

	Employee Termination Benefits	Contract Termination and Other	Total
	(in millions)
Accrual balance at June 30, 2023	$31	$5	$36
Charges	44	34	78
Cash payments	(75)	(11)	(86)
Accrual balance at June 28, 2024	$—	$28	$28

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 16.    Supplier Finance Program

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

The Company’s outstanding payment obligations to vendors eligible to participate under its supplier finance program were $37 million and $38 million as of June 28, 2024 and June 30, 2023, respectively, and are included within Accounts payable on the Company’s Consolidated Balance Sheets.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 17.    Legal Proceedings

Tax

For disclosures regarding statutory notices of deficiency issued by the IRS on June 28, 2018 and December 10, 2018, and the status of resolution with respect to certain matters, see Note 13, Income Tax Expense.

Intellectual Property Litigation

Unless otherwise stated, for each of the matters described below, the Company has either recorded an accrual for losses that are probable and reasonably estimable or has determined that, while a loss is reasonably possible (including potential losses in excess of the amounts accrued by the Company), a reasonable estimate of the amount of loss or range of possible losses with respect to the claim or in excess of amounts already accrued by the Company cannot be made. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. The actual outcome of such matters could differ materially from management’s estimates.

On August 26, 2022, MR Technologies, GmbH (“MRT”) filed an action in the United States District Court for the Central District of California (the “Central District Court”) against the Company’s wholly-owned subsidiary, Western Digital Technologies, Inc., alleging infringement of U.S. Patent Nos. 9,978,413, 9,928,864, 11,133,031 and 11,138,997, each of which relate to hard disk drive media. As the case progressed, MRT dropped its claims with respect to U.S Patent Nos. 9,978,413 and 11,133,031, and the case proceeded to trial on the remaining two patents (together, the “MRT Patents”). The trial commenced on July 16, 2024 and concluded on July 26, 2024, and the jury awarded MRT a lump sum of $262 million for use of the MRT Patents in the past and through their remaining lives. MRT also requested and was awarded prejudgment interest totaling $117 million in a judgment entered on August 15, 2024. We anticipate that MRT will also request costs, attorney’s fees and post-judgment interest. The Company has recognized an aggregate liability for this matter of $384 million within Accrued expenses on the Company’s Consolidated Balance Sheets as of June 28, 2024. Of this amount, $291 million was recognized as Litigation matter under Operating expenses on the Company’s Consolidated Statements of Operations for the year ended June 28, 2024 and $93 million recognized within Other non-current assets on the Company’s Consolidated Balance Sheets as of June 28, 2024, to be amortized over the remaining lives of the MRT Patents. The Company believes it has meritorious defenses, plans to file post-trial motions, and if not successful, plans to appeal the judgment and continue to defend itself vigorously.

On September 28, 2016, SPEX Technologies, Inc. (“SPEX”) filed a lawsuit in the Central District Court against the Company and two of the Company’s current or former wholly-owned subsidiaries, Western Digital Technologies, Inc. and HGST Inc., alleging infringement of U.S. Patent Nos. 6,088,802 and 6,003,135, both of which allegedly relate to moving a security mechanism (e.g., the encrypting/decrypting mechanism) from a host computer or a separate device to a peripheral device that provides data storage. As the case progressed, SPEX dismissed its allegations relating to U.S. Patent No. 6,003,135 and narrowed its case to three claims under U.S. Patent No. 6,088,802 asserted against certain HDD products that may include certain encryption capabilities. Trial is scheduled to commence on October 8, 2024, and the Company intends to defend itself vigorously.

Other Matters

In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims. Although the ultimate aggregate amount of probable monetary liability or financial impact with respect to these other matters is subject to many uncertainties, management believes that any monetary liability or financial impact to the Company from these matters, individually and in the aggregate, would not be material to the Company’s financial condition, results of operations or cash flows. However, any monetary liability and financial impact to the Company from these matters could differ materially from management’s expectations.

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

The following tables provide a summary of the revisions made to the Company’s Condensed Consolidated Financial Statements for the periods presented.

	Year Ended July 1, 2022
Condensed Consolidated Statement of Operations	As Previously Reported	Adjustment	As Revised
	(in millions, except per share amounts)
Operating income	$2,391	$—	$2,391
Interest and other income:
Interest income	6	—	6
Interest expense	(304)	—	(304)
Other income, net	30	48	78
Total interest and other income, net	(268)	48	(220)
Income before taxes	2,123	48	2,171
Income tax expense	623	2	625
Net income	$1,500	$46	$1,546

Net income per common share:
Basic	$4.81	$0.15	$4.96
Diluted	$4.75	$0.14	$4.89

	Year Ended June 30, 2023
Condensed Consolidated Statement of Operations	As Previously Reported	Adjustment	As Revised
	(in millions, except per share amounts)
Operating loss	$(1,285)	$—	$(1,285)
Interest and other income:
Interest income	24	—	24
Interest expense	(312)	—	(312)
Other income, net	13	10	23
Total interest and other income, net	(275)	10	(265)
Loss before taxes	(1,560)	10	(1,550)
Income tax expense	146	(12)	134
Net loss	(1,706)	22	(1,684)
Less: cumulative dividends allocated to preferred shareholders	24	—	24
Net loss attributable to common shareholders	$(1,730)	$22	$(1,708)

Net loss per common share:
Basic	$(5.44)	$0.07	$(5.37)
Diluted	$(5.44)	$0.07	$(5.37)

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended July 1, 2022
Condensed Consolidated Statement of Comprehensive Income	As Previously Reported	Adjustment	As Revised
	(in millions)
Net income	$1,500	$46	$1,546
Other comprehensive loss, before tax:
Actuarial pension gain	26	—	26
Foreign currency translation adjustment	(239)	(23)	(262)
Net unrealized loss on derivative contracts	(180)	—	(180)
Total other comprehensive loss, before tax	(393)	(23)	(416)
Income tax benefit related to items of other comprehensive loss, before tax	36	—	36
Other comprehensive loss, net of tax	(357)	(23)	(380)
Total comprehensive income	$1,143	$23	$1,166

	Year Ended June 30, 2023
Condensed Consolidated Statement of Comprehensive Loss	As Previously Reported	Adjustment	As Revised
	(in millions)
Net loss	$(1,706)	$22	$(1,684)
Other comprehensive income, before tax:
Actuarial pension gain	12	—	12
Foreign currency translation adjustment	(81)	(7)	(88)
Net unrealized gain on derivative contracts	138	—	138
Total other comprehensive income, before tax	69	(7)	62
Income tax expense related to items of other comprehensive income, before tax	(31)	—	(31)
Other comprehensive income, net of tax	38	(7)	31
Total comprehensive loss	$(1,668)	$15	$(1,653)

	Year Ended July 1, 2022
Condensed Consolidated Statement of Cash Flows	As Previously Reported	Adjustment	As Revised
	(in millions)
Cash flows from operating activities
Net income	$1,500	$46	$1,546
Deferred income taxes	114	2	116
Other non-cash operating activities, net	67	(48)	19
Other assets and liabilities, net	(349)	—	(349)
Net cash provided by operating activities	1,880	—	1,880

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended June 30, 2023
Condensed Consolidated Statement of Cash Flows	As Previously Reported	Adjustment	As Revised
	(in millions)
Cash flows from operating activities
Net loss	$(1,706)	$22	$(1,684)
Deferred income taxes	(34)	(14)	(48)
Other non-cash operating activities, net	71	(10)	61
Other assets and liabilities, net	(185)	2	(183)
Net cash used in operating activities	(408)	—	(408)

Condensed Consolidated Statement of Shareholders’ Equity	As Previously Reported	Adjustment	As Revised
	(in millions)
Retained earnings as of:
July 2, 2021	$7,539	$81	$7,620
Accumulated other comprehensive loss as of:
July 2, 2021	(197)	(2)	(199)
Foreign currency translation adjustment for the year ended June 30, 2023	(80)	(7)	(87)

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

Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this Annual Report on Form 10‑K. KPMG LLP, our independent registered public accounting firm, which audited the Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued an audit report on our internal control over financial reporting. See Report of Independent Registered Public Accounting Firm herein.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 28, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.    Other Information

Insider Trading Arrangements

During the quarter ended June 28, 2024, the following directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted trading arrangements for the purchase or sale of securities that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act (“Rule 10b5-1 Plan”):

•Kimberly E. Alexy, a director of the Company, adopted a Rule 10b5-1 Plan on May 24, 2024. Under this plan, beginning on August 23, 2024, up to an aggregate of 4,963 shares of the Company’s common stock may be sold before the plan expires on February 24, 2025.

•Matthew E. Massengill, a director of the Company, adopted a Rule 10b5-1 Plan on May 30, 2024. Under this plan, beginning on August 29, 2024, up to an aggregate of 23,593 shares of the Company’s common stock may be sold before the plan expires on December 6, 2024.

•David Goeckeler, Chief Executive Officer of the Company adopted a Rule 10b5-1 Plan on June 6, 2024. Under this plan, beginning on September 5, 2024, up to an aggregate of 300,000 shares of the Company’s common stock may be sold before the plan expires on December 31, 2024.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

There is incorporated herein by reference to the information required by this Item included in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the year ended June 28, 2024. In addition, our Board of Directors has adopted a Code of Business Ethics that applies to all of our directors, employees and officers, including our Chief Executive Officer and Chief Financial Officer. The current version of the Code of Business Ethics is available on our website under the Corporate Governance section at www.westerndigital.com. To the extent required by rules adopted by the SEC and The Nasdaq Stock Market LLC, we intend to promptly disclose future amendments to certain provisions of the Code of Business Ethics, or waivers of such provisions granted to executive officers and directors, on our website under the Corporate Governance section at www.westerndigital.com.

Item 11.    Executive Compensation

There is incorporated herein by reference to the information required by this Item included in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the year ended June 28, 2024.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is incorporated herein by reference to the information required by this Item included in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the year ended June 28, 2024.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

There is incorporated herein by reference to the information required by this Item included in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the year ended June 28, 2024.

Item 14.    Principal Accountant Fees and Services

There is incorporated herein by reference to the information required by this Item included in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the year ended June 28, 2024.

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
4.4
Second Supplemental Indenture, dated as of April 26, 2024, between Western Digital Corporation, SanDisk Corporation, a subsidiary of the Company, SanDisk Technologies, Inc., a subsidiary of Western Digital Technologies, Inc. and U.S. Bank Trust Company, National Association, as successor in interest to U.S. Bank National Association, as trustee†

4.5
Indenture, dated as of December 10, 2021, between Western Digital Corporation and U.S. Bank National Association, as trustee (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on December 10, 2021)

4.6
First Supplemental Indenture (including Form of 2.850% Senior Notes due 2029 and Form of 3.100% Senior Notes due 2032), dated as of December 10, 2021, between Western Digital Corporation and U.S. Bank National Association, as trustee (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on December 10, 2021)

4.7
Indenture (including Form of 3.00% Convertible Senior Notes due 2028), dated as of November 3, 2023 (the “Indenture”), among (i) Western Digital Corporation, (ii) Western Digital Technologies, Inc., as guarantor, and (iii) U.S. Bank Trust Company, National Association, as trustee (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on November 3, 2023)

4.8	First Supplemental Indenture, dated as of April 26, 2024, between (i) Western Digital Corporation, (ii) SanDisk Corporation, (iii) SanDisk Technologies, Inc., a subsidiary of Western Digital Technologies, Inc. and (iv) U.S. Bank Trust Company, National Association, as trustee†
10.1
Western Digital Corporation Amended and Restated 2017 Performance Incentive Plan, amended and restated as of August 11, 2020 (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 9, 2021)*

10.1(1)
Form of Notice and Grant of Performance Stock Units and Performance Stock Unit Award Agreement- Financial Measure, under the Amended and Restated Western Digital Corporation 2017 Performance Incentive Plan (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 4, 2021)*

10.1(2)
Form of Notice and Grant of Performance Stock Units and Performance Stock Unit Award Agreement- TSR Measure, under the Amended and Restated Western Digital Corporation 2017 Performance Incentive Plan (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 4, 2021)*

10.1(3)
Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Award Agreement – Vice President and Above, under the Amended and Restated Western Digital Corporation 2017 Performance Incentive Plan (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (Filed No. 1-08703) with the Securities and Exchange Commission on February 9, 2021)*

10.1(4)
Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Award Agreement - Vice President and Above, under the Amended and Restated Western Digital Corporation 2017 Performance Incentive Plan (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 4, 2021)*

10.2
Western Digital Corporation Amended and Restated 2021 Long-Term Incentive Plan (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-08703) with the Securities and Exchange Commission on November 17, 2023)*

10.2(1)
Form of Notice of Grant of Performance Stock Units and Performance Stock Unit Award Agreement under the Western Digital Corporation 2021 Long-Term Incentive Plan (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 2, 2022)*

10.2(2)
Form of Grant Notice for Performance Stock Unit Award under the Western Digital Corporation 2021 Long-Term Incentive Plan (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on November 7, 2023)*

Exhibit Number	Description
10.2(3)
Form of Grant Notice for Restricted Stock Unit Award – Vice President and Above, under the Western Digital Corporation 2021 Long-Term Incentive Plan (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 3, 2022)*

10.2(4)
Form of Grant Notice for Restricted Stock Unit Award – Vice President and Above, under the Western Digital Corporation Amended and Restated 2021 Long-Term Incentive Plan (Filed as Exhibit 10.2(3) to the Company’s Annual Report on Form 10-K (File No. 1-08703) with the Securities and Exchange Commission on August 22, 2023)*

10.2(5)	Western Digital Corporation Amended and Restated 2021 Long-Term Incentive Plan Non-Employee Director Restricted Stock Unit Grant Program, amended and restated as of May 23, 2023 (Filed as Exhibit 10.2(4) to the Company’s Annual Report on Form 10-K (File No. 1-08703) with the Securities and Exchange Commission on August 22, 2023)*
10.3	Western Digital Corporation Executive Short-Term Incentive Plan (supersedes the Western Digital Corporation Executive Short-Term Incentive Plan dated August 7, 2019), dated February 9, 2021 (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q (File No. 1-08703) with the Securities and Exchange Commission on May 6, 2021)*
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

10.11	Offer Letter, dated as of December 14, 2021, to Wissam Jabre (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 4, 2022)*
10.12
Amended and Restated Letter Agreement, dated January 31, 2023, by and between Western Digital Corporation and Elliott Investment Management L.P. (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on February 1, 2023)

10.13
Investment Agreement, dated January 31, 2023, by and between Western Digital Corporation and AP WD Holdings, L.P. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 10, 2023)

10.14	Investment Agreement, dated January 31, 2023, by and among Western Digital Corporation, Elliott Associates, L.P. and Elliott International, L.P. (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on May 10, 2023)
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

10.16(1)
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

10.16(2)
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

10.16(3)	Amendment No. 3, dated as of June 11, 2024, to the Amended and Restated Loan Agreement dated as of January 7, 2022 by and among Western Digital Corporation, each lender party thereto, J.P. Morgan Chase Bank, N.A. as Administrative Agent and the other parties thereto†

Exhibit Number	Description
10.17	Guaranty, dated as of June 20, 2023, by and among Western Digital Corporation, Western Digital Technologies, Inc. and JPMorgan Chase Bank, N.A. as Administrative Agent (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on June 21, 2023)
10.17(1)	Assumption and Supplement to Guaranty Agreement, dated as of April 26, 2024, made by each of (i) SanDisk Technologies, Inc. and (ii) SanDisk Corporation†
10.18	Security Agreement, dated as of June 20, 2023, by and among Western Digital Corporation, Western Digital Technologies, Inc and JPMorgan Chase Bank, N.A. as Collateral Agent (Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on June 21, 2023)
10.18(1)
Assumption and Supplemental Security Agreement, dated as of April 26, 2024, from SanDisk Corporation and SanDisk Technologies, Inc. to JPMorgan Chase Bank, N.A., as collateral agent for the Secured Parties†

10.19	Flash Alliance, Master Agreement dated as of July 7, 2006, by and among SanDisk Corporation, Toshiba Corporation and SanDisk (Ireland) Limited (Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 3, 2022)##
10.20	Operating Agreement of Flash Alliance, Ltd., dated as of July 7, 2006, by and between Toshiba Corporation and SanDisk (Ireland) Limited (Filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 3, 2022)##
10.21	Joint Venture Restructure Agreement, dated as of January 29, 2009, by and among SanDisk Corporation, SanDisk (Ireland) Limited, SanDisk (Cayman) Limited, Toshiba Corporation, Flash Partners Limited and Flash Alliance Limited (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on April 30, 2024)##
10.22	New Y2 Facility Agreement, dated October 20, 2015, by and among SanDisk Corporation, SanDisk (Ireland) Limited, SanDisk (Cayman) Limited, SanDisk Flash B.V., Toshiba Corporation, Flash Partners Limited, Flash Alliance Limited and Flash Forward Limited (Filed as Exhibit 10.37 to SanDisk Corporation’s Annual Report on Form 10-K (File No. 000-26734) with the Securities and Exchange Commission on February 12, 2016)#
10.23	FAL Commitment and Extension Agreement, dated as of December 12, 2017, by and among Western Digital Corporation, SanDisk LLC, SanDisk (Ireland) Limited and Toshiba Memory Corporation (Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on February 6, 2018)#
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

10.26
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

10.27
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

10.28	Flash Forward Master Agreement, dated as of July 13, 2010, entered into by and among, on one side, Toshiba Corporation and, on the other side, SanDisk Corporation, and SanDisk Flash B.V. (Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K (File No. 1-08703) with the Securities and Exchange Commission on August 25, 2022)##
10.29
Operating Agreement of Flash Forward, Ltd, dated as of March 1, 2011, between Toshiba Corporation and SanDisk Flash B.V. (Filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K (File No. 1-08703) with the Securities and Exchange Commission on August 25, 2022)##

10.30	FFL Commitment and Extension Agreement, dated as of December 12, 2017, by and among Toshiba Memory Corporation, Western Digital Corporation, SanDisk LLC and SanDisk Flash B.V. (Filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K (File No. 1-08703) with the Securities and Exchange Commission on August 25, 2022)##
10.31	FFL Second Commitment and Extension Agreement, dated as of May 15, 2019, by and among Toshiba Memory Corporation, Toshiba Memory Iwate Corporation, Western Digital Corporation, SanDisk LLC, SanDisk (Cayman) Limited, SanDisk (Ireland) Limited, SanDisk Flash B.V., Flash Partners, Ltd., Flash Alliance, Ltd., and Flash Forward, Ltd. (Filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K (File No. 1-08703) with the Securities and Exchange Commission on August 25, 2022)##
10.32	Equity Purchase Agreement, dated as of March 4, 2024, by and among SanDisk China Limited and JCET Management Co., Ltd. (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-08703) with the Securities and Exchange Commission on April 30, 2024)##

Exhibit Number	Description
10.33	Form of Confirmation for Capped Call Transactions (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on November 3, 2023)
19.1	Policy Regarding Insider Trading and Unauthorized Disclosures†
21	Subsidiaries of Western Digital Corporation†
23	Consent of Independent Registered Public Accounting Firm†
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
97.1	Western Digital Corporation Compensation Recovery (Clawback) Policy†
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

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
Dated: August 19, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10‑K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David V. Goeckeler	Chief Executive Officer, Director (Principal Executive Officer)	August 19, 2024
David V. Goeckeler

/s/ Wissam Jabre	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 19, 2024
Wissam Jabre

/s/ Gene Zamiska	Senior Vice President, Global Accounting and Chief Accounting Officer (Principal Accounting Officer)	August 19, 2024
Gene Zamiska

/s/ Matthew E. Massengill	Chairman of the Board	August 19, 2024
Matthew E. Massengill

/s/ Kimberly E. Alexy	Director	August 19, 2024
Kimberly E. Alexy

/s/ Thomas Caulfield	Director	August 19, 2024
Thomas Caulfield

/s/ Martin I. Cole	Director	August 19, 2024
Martin I. Cole

/s/ Tunҫ Doluca	Director	August 19, 2024
Tunҫ Doluca

/s/ Reed B. Rayman	Director	August 19, 2024
Reed B. Rayman

/s/ Stephanie A. Streeter	Director	August 19, 2024
Stephanie A. Streeter

/s/ Miyuki Suzuki	Director	August 19, 2024
Miyuki Suzuki