Form 10-Q
period 2024-09-27
WESTERN DIGITAL CORP
filed 2024-10-31
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of the close of business on October 22, 2024, 345,708,453 shares of common stock, par value $0.01 per share, were outstanding.

WESTERN DIGITAL CORPORATION
INDEX

		PAGE NO.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets — As of September 27, 2024 and June 28, 2024	6
	Condensed Consolidated Statements of Operations — Three Months Ended September 27, 2024 and September 29, 2023	7
	Condensed Consolidated Statements of Comprehensive Income (Loss) — Three Months Ended September 27, 2024 and September 29, 2023	8
	Condensed Consolidated Statements of Cash Flows — Three Months Ended September 27, 2024 and September 29, 2023	9
	Condensed Consolidated Statements of Convertible Preferred Stock and Shareholders' Equity — Three Months Ended September 27, 2024 and September 29, 2023	10
	Notes to Condensed Consolidated Financial Statements	12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	54
Item 4.	Controls and Procedures	54

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	55
Item 1A.	Risk Factors	55
Item 5.	Other Information	55
Item 6.	Exhibits	55

Unless otherwise indicated, references herein to specific years and quarters are to our fiscal years and fiscal quarters, and references to financial information are on a consolidated basis. As used herein, the terms “we,” “us,” “our,” the “Company,” “WDC,” and “Western Digital” refer to Western Digital Corporation and its subsidiaries, unless we state, or the context indicates, otherwise.

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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning: our expectations regarding our plan to separate our hard disk drives (“HDD”) and flash-based products (“Flash”) business units; the impact of the global macroeconomic environment; expectations regarding demand trends and market conditions for our products; expectations related to our sale of a portion of our equity interest in SanDisk Semiconductor (Shanghai) Co. Ltd.; expectations related to our joint ventures and partnerships including relating to our Flash Ventures joint venture with Kioxia Corporation (“Kioxia”); expectations regarding our tax resolutions, effective tax rate and our unrecognized tax benefits; expectations regarding the merits of our position and our plans with respect to certain litigation matters; and our beliefs regarding our capital allocation plans and the sufficiency of our available liquidity to meet our working capital, debt and capital expenditure needs.

These forward-looking statements are based on management’s current expectations, represent the most current information available to us as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and other factors that could cause actual results or performance to differ materially from those expressed or implied in the forward-looking statements. These risks and uncertainties include, but are not limited to:

•volatility in global or regional economic conditions and our responsive actions thereto;
•operational, financial and legal challenges and difficulties inherent in implementing a separation of our HDD and Flash business units;
•the final approval of the separation by our board of directors;
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
•risks associated with our goals relating to environmental, social and governance matters, including our ability to meet our GHG emissions reduction and other ESG goals;
•our reliance on intellectual property and other proprietary information; and
•the other risks and uncertainties disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 28, 2024 (our “2024 Annual Report on Form 10-K”), as amended, supplemented or superseded in our other reports filed with the Securities and Exchange Commission, including under “Risk Factors” in Item 1A of our subsequent Quarterly Reports on Form 10-Q.

You are urged to carefully review the disclosures we make concerning these risks and review the additional disclosures we make concerning material risks and other factors that may affect the outcome of our forward-looking statements and our business and operating results, including those made in Part I, Item 1A of our 2024 Annual Report on Form 10-K and any of those made in our other reports filed with the Securities and Exchange Commission, including under “Risk Factors” in Item 1A of subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q that may from time to time amend, supplement or supersede the risks and uncertainties disclosed in the 2024 Annual Report on Form 10-K. You are cautioned not to place undue reliance on the forward-looking statements included in this Quarterly Report on Form 10-Q, which speak only as of the date of this document. We do not intend, and undertake no obligation, to update or revise these forward-looking statements to reflect new information or events after the date of this document or to reflect the occurrence of unanticipated events, except as required by law.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	September 27, 2024	June 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,705	$1,879
Accounts receivable, net	2,458	2,166
Inventories	3,384	3,342
Other current assets	798	673
Assets held for sale	597	—
Total current assets	8,942	8,060
Property, plant and equipment, net	2,917	3,167
Notes receivable and investments in Flash Ventures	1,051	991
Goodwill	9,812	10,032
Other intangible assets, net	77	78
Other non-current assets	1,972	1,860
Total assets	$24,771	$24,188
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,578	$1,411
Accounts payable to related parties	352	313
Accrued expenses	1,311	1,480
Income taxes payable	448	525
Accrued compensation	542	608
Current portion of long-term debt	1,750	1,750
Liabilities held for sale	110	—
Total current liabilities	6,091	6,087
Long-term debt	5,650	5,684
Other liabilities	1,158	1,370
Total liabilities	12,899	13,141
Commitments and contingencies (Notes 9, 10, 12 and 16)
Convertible preferred stock, $0.01 par value; authorized — 5 shares; issued and outstanding — 0.2 shares; aggregate liquidation preference of $261 and $257, respectively	229	229
Shareholders’ equity:
Common stock, $0.01 par value; authorized — 750 shares; issued and outstanding — 346 shares and 343 shares, respectively	3	3
Additional paid-in capital	4,772	4,752
Accumulated other comprehensive loss	(400)	(712)
Retained earnings	7,268	6,775
Total shareholders’ equity	11,643	10,818
Total liabilities, convertible preferred stock and shareholders’ equity	$24,771	$24,188

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	September 27, 2024	September 29, 2023
Revenue, net	$4,095	$2,750
Cost of revenue	2,544	2,651
Gross profit	1,551	99
Operating expenses:
Research and development	519	431
Selling, general and administrative	242	207
Litigation matter	3	—
Employee termination, asset impairment and other	2	57
Business separation costs	43	—
Total operating expenses	809	695
Operating income (loss)	742	(596)
Interest and other expense:
Interest income	9	8
Interest expense	(99)	(98)
Other income (expense), net	(24)	4
Total interest and other expense, net	(114)	(86)
Income (loss) before taxes	628	(682)
Income tax expense	135	3
Net income (loss)	493	(685)
Less: dividends allocated to preferred shareholders	4	15
Less: income attributable to preferred shareholders	8	—
Net income (loss) attributable to common shareholders	$481	$(700)

Net income (loss) per common share:
Basic	$1.40	$(2.17)
Diluted	$1.35	$(2.17)

Weighted average shares outstanding:
Basic	344	323
Diluted	357	323

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended
	September 27, 2024	September 29, 2023
Net income (loss)	$493	$(685)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustment	121	(38)
Net unrealized gain (loss) on derivative contracts	243	(58)
Total other comprehensive income (loss), before tax	364	(96)
Income tax benefit (expense) related to items of other comprehensive income (loss), before tax	(52)	13
Other comprehensive income (loss), net of tax	312	(83)
Total comprehensive income (loss)	$805	$(768)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	September 27, 2024	September 29, 2023
Cash flows from operating activities
Net income (loss)	$493	$(685)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	135	147
Stock-based compensation	84	77
Deferred income taxes	54	(46)
Gain on disposal of assets	(1)	(87)
Non-cash asset impairment	—	95
Amortization of debt issuance costs and discounts	5	4
Other non-cash operating activities, net	17	1
Changes in:
Accounts receivable, net	(292)	147
Inventories	(76)	201
Accounts payable	216	25
Accounts payable to related parties	39	(15)
Accrued expenses	(153)	63
Income taxes payable	(77)	(325)
Accrued compensation	(50)	1
Other assets and liabilities, net	(360)	(229)
Net cash provided by (used in) operating activities	34	(626)
Cash flows from investing activities
Purchases of property, plant and equipment	(96)	(124)
Proceeds from the sale of property, plant and equipment	1	193
Notes receivable issuances to Flash Ventures	(14)	(121)
Notes receivable proceeds from Flash Ventures	61	134
Strategic investments and other, net	3	2
Net cash provided by (used in) investing activities	(45)	84
Cash flows from financing activities
Taxes paid on vested stock awards under employee stock plans	(64)	(43)
Proceeds from convertible preferred stock, net of issuance costs	—	(3)
Repayments of debt	(188)	—
Proceeds from debt	150	600
Net cash provided by (used in) financing activities	(102)	554
Effect of exchange rate changes on cash	10	(3)
Cash and cash equivalents reclassified to assets held for sale	(71)	—
Net increase (decrease) in cash and cash equivalents	(174)	9
Cash and cash equivalents, beginning of year	1,879	2,023
Cash and cash equivalents, end of period	$1,705	$2,032
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$479	$545
Cash paid for interest	$115	$127

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 28, 2024	0.2	$229	343	$3	$4,752	$(712)	$6,775	$10,818
Net income	—	—	—	—	—	—	493	493
Employee stock plans	—	—	3	—	(64)	—	—	(64)
Stock-based compensation	—	—	—	—	84	—	—	84
Foreign currency translation adjustment	—	—	—	—	—	121	—	121
Net unrealized loss on derivative contracts, net of taxes	—	—	—	—	—	191	—	191
Balance at September 27, 2024	0.2	$229	346	$3	$4,772	$(400)	$7,268	$11,643

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	0.9	$876	322	$3	$3,936	$(548)	$7,573	$10,964
Net loss	—	—	—	—	—	—	(685)	(685)
Employee stock plans	—	—	2	—	(43)	—	—	(43)
Stock-based compensation	—	—	—	—	77	—	—	77
Foreign currency translation adjustment	—	—	—	—	—	(38)	—	(38)
Net unrealized loss on derivative contracts, net of taxes	—	—	—	—	—	(45)	—	(45)
Balance at September 29, 2023	0.9	$876	324	$3	$3,970	$(631)	$6,888	$10,230

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

The Company’s broad portfolio of technology and products addresses the following key end markets: Cloud, Client, and Consumer. The Company also generates immaterial license and royalty revenue from its extensive intellectual property portfolio, which is included in each of these three end market categories.

The accounting policies followed by the Company are set forth in Part II, Item 8, Note 1, Organization and Basis of Presentation, of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10‑K for the year ended June 28, 2024. In the opinion of management, all adjustments necessary to fairly state the Condensed Consolidated Financial Statements have been made. Such adjustments consist of items of a normal, recurring nature. Certain information and footnote disclosures normally included in the Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10‑K for the year ended June 28, 2024. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

Fiscal Year

The Company’s fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every five to six years, the Company reports a 53-week fiscal year to align the fiscal year with the foregoing policy. Fiscal year 2025, which will end on June 27, 2025, and fiscal year 2024, which ended on June 28, 2024, are each comprised of 52 weeks, with all quarters presented consisting of 13 weeks.

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

Business Separation Costs

On October 30, 2023, the Company announced that its Board of Directors had completed its strategic review of the business and, after evaluating a comprehensive range of alternatives, authorized the Company to pursue a plan to separate its HDD and Flash business units to create two independent, public companies. As a result of the plan, the Company has incurred separation and transition costs and expects to incur such costs through the completion of the separation of the businesses. The separation and transition costs are recorded within Business separation costs in the Condensed Consolidated Statements of Operations.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2.    Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In September 2022, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) No. 2022-04, “Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations”, which requires annual and interim disclosures for entities that use supplier finance programs in connection with the purchase of goods and services. As required by the ASU, the Company began to provide disclosure of outstanding obligations to such suppliers for all balance sheet dates presented beginning with the Company’s first quarter of 2024. The ASU also requires the Company to provide certain annual rollforward information related to those obligations, which will be required beginning with the Company’s financial statements for the year ending June 27, 2025. The Company will provide this disclosure in its Annual Report on Form 10-K for the year ended June 27, 2025. The ASU does not affect the recognition, measurement, or financial statement presentation of supplier finance program obligations. See Note 15, Supplier Finance Program, of the Notes to the Condensed Consolidated Financial Statements for information regarding the supplier finance program.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The ASU calls for enhanced income tax disclosure requirements surrounding the tabular rate reconciliation and income taxes paid. The Company is currently compiling the information required for these disclosures. These incremental disclosures will be required beginning with the Company’s financial statements for the year ending June 26, 2026, with early adoption permitted. The Company expects to provide any required disclosures at that time.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3.    Business Segments, Geographic Information, and Concentrations of Risk

The following table summarizes the operating performance of the Company’s reportable segments for the periods presented:

	Three Months Ended
	September 27, 2024	September 29, 2023
	(in millions, except percentages)
Net revenue:
HDD	$2,211	$1,194
Flash	1,884	1,556
Total net revenue	$4,095	$2,750
Gross profit:
HDD	$843	$273
Flash	732	(161)
Total gross profit for segments	1,575	112
Unallocated corporate items:
Stock-based compensation expense	(14)	(13)
Amortization of acquired intangible assets	(1)	—
Amortization of licenses related to a litigation matter	(9)	—
Total unallocated corporate items	(24)	(13)
Consolidated gross profit	$1,551	$99
Gross margin:
HDD	38.1%	22.9%
Flash	38.9%	(10.3)%
Consolidated gross margin	37.9%	3.6%

Disaggregated Revenue

The Company’s broad portfolio of technology and products addresses multiple end markets. Cloud is comprised primarily of products for public or private cloud environments and end customers. Through the Client end market, the Company provides its original equipment manufacturer (“OEM”) and channel customers a broad array of high-performance HDD and Flash solutions across personal computer, mobile, gaming, automotive, virtual reality headsets, at-home entertainment and industrial spaces. The Consumer end market is highlighted by the Company’s broad range of retail and other end-user products, which capitalize on the strength of the Company’s product brand recognition and vast points of presence around the world.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company’s disaggregated revenue information was as follows:

	Three Months Ended
	September 27, 2024	September 29, 2023
	(in millions)
Revenue by end market
Cloud	$2,208	$872
Client	1,209	1,147
Consumer	678	731
Total revenue	$4,095	$2,750

Revenue by geography
Asia	$1,837	$1,551
Americas	1,690	662
Europe, Middle East and Africa	568	537
Total revenue	$4,095	$2,750

The Company’s top 10 customers accounted for 51% and 44% of its net revenue for the three months ended September 27, 2024 and September 29, 2023, respectively. For the three months ended September 27, 2024, one customer accounted for 14% of the Company’s net revenue. No customer accounted for 10% or more of the Company’s net revenue for the three months ended September 29, 2023.

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

	HDD	Flash	Total
	(in millions)
Balance at June 28, 2024	$4,319	$5,713	$10,032
Foreign currency translation adjustment	2	3	5
Goodwill reclassified to assets held for sale (1)	—	(225)	(225)
Balance at September 27, 2024	$4,321	$5,491	$9,812

(1)     As of September 27, 2024, $225 million of Goodwill was reclassified to assets held for sale due to the sale of a majority interest in a subsidiary. See further discussion in Note 4, Supplemental Financial Statement Data.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4.    Supplemental Financial Statement Data

Accounts receivable, net

From time to time, in connection with factoring agreements, the Company sells trade accounts receivable without recourse to third-party purchasers in exchange for cash. There were no trade accounts receivable sold during the three months ended September 27, 2024. During the three months ended September 29, 2023, the Company sold trade accounts receivable aggregating $150 million. The discounts on the trade accounts receivable sold were not material and were recorded within Other income (expense), net in the Condensed Consolidated Statements of Operations. There were no factored receivables outstanding as of September 27, 2024 and June 28, 2024.

Inventories

	September 27, 2024	June 28, 2024
	(in millions)
Inventories:
Raw materials and component parts	$1,897	$1,727
Work-in-process	979	1,066
Finished goods	508	549
Total inventories	$3,384	$3,342

Property, plant and equipment, net

	September 27, 2024	June 28, 2024
	(in millions)
Property, plant and equipment:
Land and improvements	$235	$235
Buildings and improvements	1,706	1,820
Machinery and equipment	7,783	8,646
Computer equipment and software	452	471
Furniture and fixtures	51	54
Construction-in-process	798	797
Property, plant and equipment, gross	11,025	12,023
Accumulated depreciation	(8,108)	(8,856)
Property, plant and equipment, net	$2,917	$3,167

Other intangible assets, net

As part of prior acquisitions, the Company recorded at the time of the acquisition acquired in-process research and development (“IPR&D”) for projects in progress that had not yet reached technological feasibility. IPR&D is initially accounted for as an indefinite-lived intangible asset. Once a project reaches technological feasibility, the Company reclassifies the balance to existing technology and begins to amortize the intangible asset over its estimated useful life. As of September 27, 2024 and June 28, 2024, IPR&D included in intangible assets, net was $72 million. During the three months ended September 27, 2024 and September 29, 2023, the Company did not record any impairment charges related to IPR&D.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Product warranty liability

Changes in the warranty accrual were as follows:

	Three Months Ended
	September 27, 2024	September 29, 2023
	(in millions)
Warranty accrual, beginning of period	$189	$244
Charges to operations	25	22
Utilization	(37)	(43)
Changes in estimate related to pre-existing warranties	(17)	(5)
Warranty accrual, end of period	$160	$218

The current portion of the warranty accrual was classified in Accrued expenses and the long-term portion was classified in Other liabilities as noted below:

	September 27, 2024	June 28, 2024
	(in millions)
Warranty accrual:
Current portion	$58	$36
Long-term portion	102	153
Total warranty accrual	$160	$189

Other liabilities

	September 27, 2024	June 28, 2024
	(in millions)
Other liabilities:
Non-current net tax payable	$—	$201
Non-current portion of unrecognized tax benefits	595	565
Other non-current liabilities	563	604
Total other liabilities	$1,158	$1,370

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accumulated other comprehensive loss

Accumulated other comprehensive loss (“AOCL”), net of tax, refers to expenses, gains, and losses that are recorded as an element of shareholders’ equity but are excluded from net income. The components of AOCL were as follows:

	Actuarial Pension Gains	Foreign Currency Translation Adjustment	Unrealized Losses on Derivative Contracts	Total Accumulated Comprehensive Loss
	(in millions)
Balance at June 28, 2024	$14	$(505)	$(221)	$(712)
Other comprehensive income before reclassifications	—	121	182	303
Amounts reclassified from accumulated other comprehensive loss	—	—	61	61
Income tax expense related to items of other comprehensive income	—	—	(52)	(52)
Net current-period other comprehensive income	—	121	191	312
Balance at September 27, 2024	$14	$(384)	$(30)	$(400)

During the three months ended September 27, 2024, the amounts reclassified out of AOCL were losses related to foreign exchange contracts that were substantially charged to Cost of revenue in the Condensed Consolidated Statements of Operations.

As of September 27, 2024, substantially all existing net losses related to cash flow hedges recorded in AOCL are expected to be reclassified to earnings within the next twelve months.

Sale of a Majority Interest in a Subsidiary

In March 2024, the Company’s wholly-owned subsidiary, SanDisk China Limited (“SanDisk China”) entered into an equity purchase agreement to sell 80% of its equity interest in SanDisk Semiconductor (Shanghai) Co. Ltd. (“SDSS”), the Company’s indirect wholly-owned subsidiary in its Flash business, to JCET Management Co., Ltd. (“JCET”), a wholly-owned subsidiary of JCET Group Co., Ltd., a Chinese publicly listed company, thereby forming a venture between SanDisk China and JCET (the “Transaction”). Subsequent to the first quarter of fiscal 2025, on September 28, 2024, the Transaction closed. Proceeds from the sale, subject to certain working capital adjustments and payment of withholding taxes, are expected to be approximately $624 million. Following the closing of the Transaction, SanDisk China’s remaining 20% ownership interest in the venture will be reported as an equity method investment.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Because the divestiture of SDSS does not represent a strategic shift that would have a major effect on the Company’s operations or financial results, it is not reported as discontinued operations. Instead, the assets and liabilities of SDSS subject to the Transaction as listed below have been reclassified to held for sale as of September 27, 2024, and will be derecognized in the second quarter of fiscal 2025 in connection with the closing of the Transaction.

September 27, 2024
(in millions)
Cash and cash equivalents	$71
Inventories	35
Other current assets	6
Property, plant and equipment, net	236
Goodwill (1)	225
Other non-current assets	24
Total assets held for sale (2)	$597

Accounts payable	$73
Accrued expenses	17
Accrued compensation	15
Other liabilities	5
Total liabilities held for sale	$110

(1)     Goodwill was preliminarily allocated to SDSS based on the indicated fair value of the SDSS business relative to the total estimated fair value of the Flash business unit. This preliminary allocation of goodwill may be revised based on finalization of working capital adjustments and valuations of SDSS and the Flash business unit in connection with the derecognition of SDSS during the second quarter of fiscal 2025.

(2)     An intercompany account receivable and intercompany account payable totaling $110 million between SDSS and another subsidiary of the Company are eliminated in the Company’s Condensed Consolidated Financial Statements and have been excluded from the assets reclassified to held for sale. The intercompany account receivable was sold as part of the Transaction, and thus will be considered when determining the expected gain to be recognized upon the derecognition of SDSS. As a result, during the second quarter of fiscal 2025, the Company will reclassify this intercompany account payable to the applicable liability line item in the Condensed Consolidated Balance Sheets as it will represent a liability to an external third party.

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

The following tables present information about the Company’s financial instruments that were measured at fair value on a recurring basis for the periods presented, and indicate the fair value hierarchy of the valuation techniques utilized to determine such values:

	September 27, 2024
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents - Money market funds	$269	$—	$—	$269
Foreign exchange contracts	—	106	—	106
Total assets at fair value	$269	$106	$—	$375
Liabilities:
Foreign exchange contracts	$—	$22	$—	$22
Total liabilities at fair value	$—	$22	$—	$22

	June 28, 2024
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents - Money market funds	$416	$—	$—	$416
Foreign exchange contracts	—	8	—	8
Total assets at fair value	$416	$8	$—	$424
Liabilities:
Foreign exchange contracts	$—	$197	$—	$197
Total liabilities at fair value	$—	$197	$—	$197

During the periods presented, the Company had no transfers of financial instruments between levels and there were no changes in valuation techniques or the inputs used in the fair value measurement.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Financial Instruments Not Carried at Fair Value

For financial instruments where the carrying value (which includes principal adjusted for any unamortized issuance costs, and discounts or premiums) differs from fair value (which is based on quoted market prices), the following table represents the related carrying value and fair value for each of the Company’s outstanding financial instruments. Each of the financial instruments presented below was categorized as Level 2 for all periods presented, based on the frequency of trading immediately prior to the end of the first quarter of 2025 and the fourth quarter of 2024, respectively.

	September 27, 2024		June 28, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
3.00% convertible notes due 2028	$1,569	$2,402	$1,568	$2,556
4.75% senior unsecured notes due 2026	2,296	2,285	2,296	2,253
Variable interest rate Term Loan A-2 maturing 2027	2,542	2,505	2,578	2,539
2.85% senior notes due 2029	497	456	496	434
3.10% senior notes due 2032	496	430	496	407
Total	$7,400	$8,078	$7,434	$8,189

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6.    Derivative Instruments and Hedging Activities

As of September 27, 2024, the Company had outstanding foreign exchange forward contracts that were designated as either cash flow hedges or non-designated hedges. Substantially all of the contract maturity dates of these foreign exchange forward contracts do not exceed 12 months. As of September 27, 2024, the Company did not have any derivative contracts with credit-risk-related contingent features.

Changes in fair values of the non-designated foreign exchange contracts were recognized in Other income (expense), net and were largely offset by corresponding changes in the fair values of the foreign currency-denominated monetary assets and liabilities. For each of the three months ended September 27, 2024 and September 29, 2023, total net realized and unrealized transaction and foreign exchange contract currency gains and losses were not material to the Company’s Condensed Consolidated Financial Statements.

Unrealized gains or losses on designated cash flow hedges were recognized in AOCL. For more information regarding cash flow hedges, see Note 4, Supplemental Financial Statement Data – Accumulated other comprehensive loss.

Netting Arrangements

Under certain provisions and conditions within agreements with counterparties to the Company’s foreign exchange forward contracts, subject to applicable requirements, the Company has the right of offset associated with the Company’s foreign exchange forward contracts and is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. As of September 27, 2024 and June 28, 2024, the effect of rights of offset was not material and the Company did not offset or net the fair value amounts of derivative instruments in its Condensed Consolidated Balance Sheets.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7.    Debt

Debt consisted of the following:

	September 27, 2024	June 28, 2024
	(in millions)
3.00% convertible notes due 2028	$1,600	$1,600
4.75% senior unsecured notes due 2026	2,300	2,300
Variable interest rate Term Loan A-2 maturing 2027	2,550	2,588
2.85% senior notes due 2029	500	500
3.10% senior notes due 2032	500	500
Total debt	7,450	7,488
Issuance costs	(50)	(54)
Subtotal	7,400	7,434
Less: current portion of long-term debt	(1,750)	(1,750)
Long-term debt	$5,650	$5,684

During the three months ended September 27, 2024, the Company made scheduled repayments of the Term Loan A-2 maturing in January 2027 (the “Term Loan A-2”) of $38 million. The Term Loan A-2 Loan bears interest, at the Company’s option, at a per annum rate equal to either (x) the Adjusted Term SOFR (as defined in the loan agreement governing the Term Loan A-2) plus an applicable margin varying from 1.125% to 2.000% or (y) a base rate plus an applicable margin varying from 0.125% to 1.000%, in each case depending on the corporate family ratings of the Company from at least two of the Credit Rating Agencies, with an initial interest rate of Adjusted Term SOFR plus 1.500%. The all-in interest rate for Term Loan A-2 as of September 27, 2024 was 6.696%.

During the three months ended September 27, 2024, the Company drew and repaid $150 million principal amount under its $2.25 billion revolving credit facility maturing in January 2027 (the “2027 Revolving Credit Facility”).

The Company had issued an outstanding standby letters of credit of $52 million as of September 27, 2024, which reduced the Company’s 2027 Revolving Credit Facility’s capacity by the same amount to $2.20 billion as of that date.

The loan agreements governing the Company’s 2027 Revolving Credit Facility and Term Loan A-2 require the Company to comply with certain financial covenants, consisting of a leverage ratio and a minimum liquidity requirement. As of September 27, 2024, the Company was in compliance with these financial covenants.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the calendar quarter ended June 30, 2024, the sale price conditional conversion feature of the notes mentioned above was triggered. As a result, the holder of the 2028 Convertible Notes had the right to convert the 2028 Convertible Notes during the calendar quarter ended September 30, 2024. Consequently, the Company classified the 2028 Convertible Notes in the Current portion of long-term debt in the Condensed Consolidated Financial Statements as of September 27, 2024. During the calendar quarter ended September 30, 2024, the sale price conditional conversion feature of the notes mentioned above was not triggered. As a result, the 2028 Convertible Notes are not convertible from October 1, 2024 through December 31, 2024. The Company will re-evaluate in each subsequent calendar quarter to determine if the 2028 Convertible Notes have become convertible.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8.    Pension and Other Post-Retirement Benefit Plans

The Company has pension and other post-retirement benefit plans in various countries. The Company’s principal pension plans are in Japan, Thailand, and the Philippines. All pension and other post-retirement benefit plans outside of the Company’s Japan, Thailand, and the Philippines defined benefit pension plans (the “Pension Plans”) are immaterial to the Condensed Consolidated Financial Statements. The expected long-term rate of return on the Pension Plans’ assets is 2.5%.

Obligations and Funded Status

The following table presents the unfunded status of the benefit obligations for the Pension Plans:

	September 27, 2024	June 28, 2024
	(in millions)
Benefit obligation at end of period	$267	$244
Fair value of plan assets at end of period	198	184
Unfunded status	$69	$60

The following table presents the unfunded amounts related to the Pension Plans as recognized on the Company’s Condensed Consolidated Balance Sheets:

	September 27, 2024	June 28, 2024
	(in millions)
Current liabilities (included in Accrued expenses)	$1	$1
Non-current liabilities (included in Other liabilities)	68	59
Net amount recognized	$69	$60

Net periodic benefit costs were immaterial for the three months ended September 27, 2024 and September 29, 2023.

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

The following table presents the notes receivable from, and equity investments in, Flash Ventures:

	September 27, 2024	June 28, 2024
	(in millions)
Notes receivable, Flash Partners	$—	$1
Notes receivable, Flash Alliance	5	5
Notes receivable, Flash Forward	498	485
Investment in Flash Partners	169	149
Investment in Flash Alliance	236	216
Investment in Flash Forward	143	135
Total notes receivable and investments in Flash Ventures	$1,051	$991

During the three months ended September 27, 2024 and September 29, 2023, the Company made net payments to Flash Ventures of $889 million and $939 million, respectively, for purchased flash-based memory wafers and net loans.

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

As of September 27, 2024 and June 28, 2024, the Company had accounts payable balances due to Flash Ventures of $352 million and $313 million, respectively.

The Company’s maximum reasonably estimable loss exposure (excluding lost profits) as a result of its involvement with Flash Ventures, based upon the Japanese yen to U.S. dollar exchange rate at September 27, 2024, is presented below. Investments in Flash Ventures are denominated in Japanese yen, and the maximum estimable loss exposure excludes any cumulative translation adjustment due to revaluation from the Japanese yen to the U.S. dollar.

September 27, 2024
(in millions)
Notes receivable	$503
Equity investments	548
Operating lease guarantees	1,558
Inventory and prepayments	1,166
Maximum estimable loss exposure	$3,775

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

Flash Ventures has historically operated near 100% of its manufacturing capacity. During the three months ended September 29, 2023, as a result of flash market conditions, the Company temporarily reduced its utilization of its share of Flash Ventures’ manufacturing capacity to an abnormally low level to more closely align the Company’s flash-based wafer supply with projected demand. During the three months ended September 29, 2023, the Company incurred costs of $141 million associated with the reduction in utilization related to Flash Ventures, which was recorded as a charge to Cost of revenue. No such charges were incurred during the three months ended September 27, 2024.

The Company has facility agreements with Kioxia related to the construction and operation of Kioxia’s “K1” 300-millimeter wafer fabrication facility in Kitakami, Japan, a wafer fabrication facility in Yokkaichi, Japan, referred to as “Y7”, and a wafer fabrication facility in Kitakami, Japan, referred to as “K2”. In connection with the start-up of these facilities, the Company has made prepayments toward future building depreciation. In connection with the start-up of the K1, K2 and Y7 facilities, the Company has made prepayments over time, and as of September 27, 2024, $722 million remains to be credited against future building depreciation charges. As of September 27, 2024, the Company is also committed to make additional building depreciation prepayments of $605 million, based on the Japanese yen to U.S. dollars exchange rate of 142.56 as of such date, payable as follows: $337 million for the remainder of fiscal year 2025, $33 million in fiscal year 2026, $123 million in fiscal year 2027, $98 million in fiscal year 2028 and $14 million in fiscal year 2029. As of September 27, 2024, in addition to the requirements to make building depreciation prepayments, the Company will also make payments for building depreciation of approximately $315 million at varying dates through fiscal year 2035.

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

The following table presents the Company’s portion of the remaining guarantee obligations under the Flash Ventures’ lease facilities in both Japanese yen and U.S. dollar-equivalent, based upon the Japanese yen to U.S. dollar exchange rate as of September 27, 2024.

	Lease Amounts
	(Japanese yen, in billions)	(U.S. dollar, in millions)
Total guarantee obligations	¥222	$1,558

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the end of the term of the Flash Ventures lease agreements, in annual installments as of September 27, 2024 in U.S. dollars, based upon the Japanese yen to U.S. dollar exchange rate as of September 27, 2024:

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
	(in millions)
Remaining nine months of 2025	$331	$83	$414
2026	428	126	554
2027	203	107	310
2028	81	103	184
2029	22	56	78
2030	2	16	18
Total guarantee obligations	$1,067	$491	$1,558

The Company and Kioxia have agreed to mutually contribute to, and indemnify each other and Flash Ventures for, environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances. The Company has not made any indemnification payments, nor recorded any indemnification receivables, under any such agreements. As of September 27, 2024, no amounts have been accrued in the Condensed Consolidated Financial Statements with respect to these indemnification agreements.

Unis Venture

The Company has a venture with Unisplendour Corporation Limited and Unissoft (Wuxi) Group Co. Ltd. (“Unis”), referred to as the “Unis Venture”, to market and sell the Company’s products in China and to develop data storage systems for the Chinese market in the future. The Unis Venture is 49% owned by the Company and 51% owned by Unis. The Company accounts for its investment in the Unis Venture under the equity method of accounting. Revenue on products distributed by the Unis Venture is recognized upon sell through to third-party customers. For the three months ended September 27, 2024 and September 29, 2023, the Company recognized approximately 2% and 6% of its consolidated revenue on products distributed by the Unis Venture, respectively. The outstanding accounts receivable due from the Unis Venture were 6% and 7% of Accounts receivable, net as of both September 27, 2024 and June 28, 2024, respectively.

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

The following table presents right-of-use lease assets and lease liabilities included in the Company’s Condensed Consolidated Balance Sheets:

	September 27, 2024	June 28, 2024
	(in millions)
Operating lease right-of-use assets (included in Other non-current assets)	$327	$326

Operating lease liabilities:
Current portion of long-term operating lease liabilities (included in Accrued expenses)	44	42
Long-term operating lease liabilities (included in Other liabilities)	305	307
Total operating lease liabilities	$349	$349

The following table summarizes supplemental disclosures of operating cost and cash flow information related to operating leases:

	Three Months Ended
	September 27, 2024	September 29, 2023
	(in millions)
Cost of operating leases	$16	$14
Cash paid for operating leases	17	15
Operating lease assets obtained in exchange for operating lease liabilities	11	168

The weighted average remaining lease term and discount rate for the Company’s operating leases were as follows:

	September 27, 2024	June 28, 2024
Weighted average remaining lease term in years	10.2	10.4
Weighted average discount rate	6.6%	6.6%

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of September 27, 2024, minimum lease payments were as follows:

Lease Amounts
(in millions)
Remaining nine months of 2025	$45
2026	61
2027	53
2028	44
2029	38
Thereafter	254
Total future minimum lease payments	495
Less: imputed interest	146
Present value of lease liabilities	$349

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

Purchase Agreements and Other Commitments

In the normal course of business, the Company enters into purchase orders with suppliers for the purchase of components used to manufacture its products. These purchase orders generally cover forecasted component supplies needed for production during the next quarter, are recorded as a liability upon receipt of the components, and generally may be changed or canceled at any time prior to shipment of the components. The Company also enters into long-term agreements with suppliers that contain fixed future commitments, which are contingent on certain conditions such as performance, quality and technology of the vendor’s components. As of September 27, 2024, the Company had the following minimum long-term commitments:

Long-Term Commitments
(in millions)
Remaining nine months of 2025	$140
2026	102
2027	63
2028	20
2029	20
Thereafter	110
Total	$455

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

	Three Months Ended
	September 27, 2024	September 29, 2023
	(in millions)
RSUs and PSUs	$72	$65
ESPP	12	12
Total	$84	$77

	Three Months Ended
	September 27, 2024	September 29, 2023
	(in millions)
Cost of revenue	$14	$13
Research and development	39	34
Selling, general and administrative	31	30
Subtotal	84	77
Tax benefit	(10)	(10)
Total	$74	$67

Any shortfalls or excess windfall tax benefits and tax deficiencies for shortfalls related to the vesting and exercise of stock-based awards, which are recognized as a component of the Company’s Income tax expense, were immaterial for the periods presented.

Compensation cost related to unvested RSUs, PSUs, and rights to purchase shares of common stock under the ESPP are generally amortized on a straight-line basis over the remaining average service period. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of September 27, 2024:

	Unamortized Compensation Costs	Weighted Average Service Period
	(in millions)	(years)
RSUs and PSUs (1)	$635	2.6
ESPP	11	0.3
Total unamortized compensation cost	$646

(1)    Weighted average service period assumes the performance conditions are met for the PSUs.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Plan Activities

RSUs and PSUs

The following table summarizes RSU and PSU activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value at Vest Date
	(in millions)		(in millions)
RSUs and PSUs outstanding at June 28, 2024	13.0	$44.42
Granted	3.9	62.58
Vested	(3.3)	44.31	$209
Forfeited	(0.1)	51.36
RSUs and PSUs outstanding at September 27, 2024	13.5	$51.20

RSUs and PSUs are generally settled in an equal number of shares of the Company’s common stock at the time of vesting of the units.

Convertible Preferred Stock

On January 31, 2023, the Board of Directors of the Company authorized the designation of 900,000 shares of Series A Convertible Perpetual Preferred Stock, par value $0.01 per share (the “Preferred Shares”), from the Company’s existing five million authorized but unissued shares of preferred stock and issued the Preferred Shares through a private placement. As of September 27, 2024 and June 28, 2024, 235,000 of the Preferred Shares were outstanding.

The Preferred Shares have a stated value of $1,000 per share and accrue a cumulative preferred dividend at an annual rate of 6.25% per annum (increasing to 7.25% per annum on January 31, 2030 and to 8.25% per annum on January 31, 2033) compounded on a quarterly basis. The Preferred Shares also participate in any dividends declared for common shareholders on an as-converted equivalent basis. No dividends have been declared or paid since the issuance of the Preferred Shares. As of September 27, 2024 and June 28, 2024, unpaid and cumulative dividends payable with respect to the Preferred Shares were $26 million and $22 million, respectively.

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

As of September 27, 2024 and June 28, 2024, the Preferred Shares outstanding had an aggregate liquidation preference of $261 million and $257 million, respectively, and would have been convertible, if otherwise permitted, into approximately 5 million shares of common stock on each such date.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 12.    Income Tax Expense

Beginning in fiscal year 2023, the Tax Cuts and Jobs Act (the “2017 Act”) requires the Company to capitalize and amortize R&D expenses rather than expensing them in the year incurred. The tax effects related to the capitalization of R&D expenses are included in the effective tax rate for the three months ended September 27, 2024 and September 29, 2023.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which contained significant law changes related to tax, climate, energy, and health care. The tax measures include, among other things, a corporate alternative minimum tax (“CAMT”) of 15% on corporations with three-year average annual adjusted financial statement income (“AFSI”) exceeding $1.0 billion. The CAMT was effective for the Company beginning with fiscal year 2024. The Company does not expect to be subject to CAMT for fiscal year 2025 as its average annual AFSI did not exceed $1.0 billion for the preceding three-year period.

On December 20, 2021, the Organization for Economic Co-operation and Development G20 (“OECD/G20”) Inclusive Framework on Base Erosion and Profit Shifting released Model Global Anti-Base Erosion rules under Pillar Two (“Pillar Two Model Rules”). Several non-US jurisdictions have either enacted legislation or announced their intention to enact future legislation to adopt certain or all components of the Pillar Two, some which are effective for the Company in fiscal year 2025. For fiscal year 2025, the Company currently expects to be able to meet certain transitional safe harbors and does not expect any material Pillar Two taxes. As more jurisdictions adopt this legislation in fiscal year 2026, there may be material increases in the Company’s future tax obligations in certain jurisdictions.

The following table presents the Company’s Income tax expense and the effective tax rate:

	Three Months Ended
	September 27, 2024	September 29, 2023
	($ in millions)
Income (loss) before taxes	$628	$(682)
Income tax expense	135	3
Effective tax rate	21%	—%

The relative mix of earnings and losses by jurisdiction, the deduction for foreign-derived intangible income, credits, and tax holidays in Malaysia, the Philippines, and Thailand that have or will expire at various dates during years 2025 through 2031 resulted in decreases to the effective tax rate below the U.S. statutory rate for the three months ended September 27, 2024. However, the tax effects of the mandatory capitalization of R&D expenses offset these decreases, resulting in the effective tax rate being closer to the U.S. Federal statutory rate for the three months ended September 27, 2024.

The primary drivers of the difference between the effective tax rate for the three months ended September 29, 2023 and the U.S. Federal statutory rate of 21% are the relative mix of earnings and losses by jurisdiction, the deduction for foreign-derived intangible income, credits, and tax holidays in Malaysia, the Philippines, and Thailand that will expire at various dates during years 2024 through 2031. In addition, the effective tax rate for the three months ended September 29, 2023 includes the discrete effect of a net decrease of $30 million to the liability for unrecognized tax benefits, which includes interest and offsetting tax benefits, as a result of adjustments to align with IRS calculations.

Uncertain Tax Positions

With the exception of certain unrecognized tax benefits that are directly associated with the tax position taken, unrecognized tax benefits are presented gross in the Condensed Consolidated Balance Sheets.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits excluding accrued interest and penalties for the three months ended September 27, 2024 (in millions):

Accrual balance at June 28, 2024	$721
Gross increases related to current year tax positions	4
Gross increases related to prior year tax positions	9
Gross decreases related to prior year tax positions	(2)
Settlements	(39)
Lapse of statute of limitations	(1)
Accrual balance at September 27, 2024	$692

In addition to the amounts noted above, interest and penalties related to unrecognized tax benefits are recognized in liabilities recorded for uncertain tax positions and are recorded in the provision for income taxes. Accrued interest and penalties included in the Company’s liability related to unrecognized tax benefits as of September 27, 2024 were $70 million. Of the aggregate unrecognized tax benefits, including interest and penalties, as of September 27, 2024, approximately $597 million could result in potential cash payments. The Company is not able to provide a reasonable estimate of the timing of future tax payments related to these obligations.

The Company had previously reached a final agreement with the IRS regarding notices of deficiency with respect to years 2008 through 2012 and in February 2024, also reached a final agreement for resolving the notices of proposed adjustments with respect to years 2013 through 2015. During the three months ended September 27, 2024, the Company made a payment of $130 million for interest with respect to years 2008 through 2012 and $23 million for tax and interest with respects to years 2013 through 2015, resulting in a remaining liability of $10 million as of September 27, 2024 related to all years from 2008 through 2015. The Company expects to pay any remaining balance with respect to this matter within the next twelve months.

In connection with settlements for the years 2008 through 2015, the Company expects to realize reductions to its mandatory deemed repatriation tax obligations and tax savings from interest deductions in future years aggregating to approximately $162 million. Of this amount, $31 million of the interest savings from the interest paid with respect to years 2008 through 2012 is classified as a deferred tax asset due to interest expense limitation rules.

The Company believes that adequate provision has been made for any adjustments that may result from any other tax examinations. However, the outcome of such tax examinations cannot be predicted with certainty. If any issues addressed in the Company’s tax examinations are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of September 27, 2024, with the exception of the IRS matter discussed above, it was not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of the Company’s liability for unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of the Company’s tax returns.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 13.    Net Income (Loss) Per Common Share

The following table presents the computation of basic and diluted income (loss) per common share:

	Three Months Ended
	September 27, 2024	September 29, 2023
	(in millions, except per share data)
Net income (loss)	$493	$(685)
Less: dividends allocated to preferred shareholders	4	15
Less: income attributable to participating securities(1)	8	—
Net income (loss) attributable to common stockholders	$481	$(700)
Weighted average shares outstanding:
Basic	344	323
RSUs, PSUs, ESPP, and the convertible notes	13	—
Diluted	357	323
Net income (loss) per common share
Basic	$1.40	$(2.17)
Diluted	$1.35	$(2.17)
Anti-dilutive potential common shares excluded	—	15

(1)     Preferred stock represents participating securities because they participate in any dividends on shares of common stock on a pari passu, pro rata basis. Preferred stock does not participate in undistributed net losses.

Basic net income (loss) per share attributable to common shareholders is computed using (i) net income (loss) less (ii) dividends allocated to preferred shareholders less (iii) net income (loss) attributable to participating securities divided by (iv) weighted average basic shares outstanding. Diluted net income or loss per share attributable to common shareholders is computed as (i) basic net income (loss) attributable to common shareholders plus (ii) diluted adjustments to income allocable to participating securities divided by (iii) weighted average diluted shares outstanding. The "if-converted" method is used to determine the dilutive impact for the convertible notes and the preferred shares. The treasury stock method is used to determine the dilutive impact of unvested equity awards.

Potentially dilutive common shares include dilutive outstanding employee stock options, RSUs and PSUs, rights to purchase shares of common stock under the Company’s ESPP, shares issuable in connection with the Company’s convertible notes, and the preferred shares. For the three months ended September 27, 2024, all common shares subject to outstanding equity awards are included in the calculation of diluted shares based on the Company’s average stock price during the period. For the three months ended September 29, 2023, the Company recorded a net loss, and all shares subject to outstanding equity awards were excluded from the calculation of diluted shares for those periods because their impact would have been anti-dilutive.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 14.    Employee Termination, Asset Impairment, and Other

Business Realignment

The Company periodically incurs charges to realign its operations with anticipated market demand, primarily consisting of organization rationalization designed to streamline its business, reduce its cost structure, and focus its resources. The Company may also record credits related to gains upon sale of property in connection with these activities. In this regard, for the three months ended September 29, 2023, the Company reassessed existing capacity development plans and made a decision to cancel certain projects, including projects to expand capacity in its Penang, Malaysia facility, resulting in the impairment of existing construction in progress, other assets and the recognition of a liability for certain contract termination costs. The Company also took actions to reduce the amount of capital invested in facilities, including the sale-leaseback of its facility in Milpitas, California in September 2023.

The Company recorded the following net charges related to these actions for the periods presented:

	Three Months Ended
	September 27, 2024	September 29, 2023
	(in millions)
Employee termination benefits	$—	$19
Asset impairments	—	94
Other charges (gains):
Contract termination and other	2	29
Gain on sale-leaseback of facility	—	(85)
Total employee termination, asset impairment, and other	$2	$57

The following table presents an analysis of the components of these activities against the reserve (included in Accrued expenses) during the three months ended September 27, 2024:

Contract Termination and Other
(in millions)
Accrual balance at June 28, 2024	$28
Charges	2
Cash payments	(3)
Accrual balance at September 27, 2024	$27

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

The Company’s outstanding payment obligations to vendors eligible to participate under its supplier finance program were $41 million and $37 million as of September 27, 2024 and June 28, 2024, respectively, and are included within Accounts payable on the Company’s Condensed Consolidated Balance Sheets.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 16.    Legal Proceedings

Tax

For disclosures regarding the status of statutory notices of deficiency issued by the IRS with regard to tax years 2008 through 2015, see Note 12, Income Tax Expense.

Intellectual Property Litigation

On August 26, 2022, MR Technologies, GmbH (“MRT”) filed an action in the United States District Court for the Central District of California (the “Central District Court”) against the Company’s wholly-owned subsidiary, Western Digital Technologies, Inc., alleging infringement of U.S. Patent Nos. 9,978,413, 9,928,864, 11,133,031 and 11,138,997, each of which relate to hard disk drive media. As the case progressed, MRT dropped its claims with respect to U.S Patent Nos. 9,978,413 and 11,133,031, and the case proceeded to trial in July 2024 on the remaining two patents (together, the “MRT Patents”). The trial concluded on July 26, 2024, and the jury awarded MRT a lump sum of $262 million for use of the MRT Patents in the past and through their remaining lives. MRT also requested and was awarded prejudgment interest totaling $117 million in a judgment entered on August 15, 2024. In addition, MRT requested attorney’s fees and post-judgment interest.

In the fourth quarter of fiscal 2024, the Company recognized an aggregate liability for this matter of $384 million with $291 million recognized as an Operating expense under Litigation matter for the year ended June 28, 2024 and $93 million recognized as Other non-current assets for the patent licenses, to be amortized over their remaining lives. During the first quarter of fiscal 2025, the Company recognized incremental charges of $3 million related to plaintiff’s attorney’s fees in Operating expense under Litigation matter, $2 million of post-judgment interest in Other income (expense), net, and $9 million in Cost of revenue from the subsequent amortization of licenses related to this matter. The Company believes it has meritorious defenses, plans to file post-trial motions, and if not successful, plans to appeal the judgment and continue to defend itself vigorously.

On September 28, 2016, SPEX Technologies, Inc. (“SPEX”) filed a lawsuit in the Central District Court against the Company and two of the Company’s current or former wholly-owned subsidiaries, Western Digital Technologies, Inc. and HGST Inc., alleging infringement of U.S. Patent Nos. 6,088,802 and 6,003,135, both of which allegedly relate to moving a security mechanism (e.g., the encrypting/decrypting mechanism) from a host computer or a separate device to a peripheral device that provides data storage. As the case progressed, SPEX dismissed its allegations relating to U.S. Patent No. 6,003,135 and narrowed its case to one claim under U.S. Patent No. 6,088,802 asserted against certain HDD products that may include certain encryption capabilities. The trial commenced on October 8, 2024, concluded on October 18, 2024, and the jury awarded SPEX damages of $316 million for the use of one claim of U.S. Patent No. 6,088,802 in the past, prior to its expiration in 2017. SPEX has also requested the court to award it prejudgment interest of $233 million and legal costs. The Company intends to contest the verdict and, based on available arguments, the Company believes the jury verdict and any prejudgment interest and legal costs will be reversed, amended or vacated when the Company files motions for judgment as a matter of law in the district court or presents its appeal to the United States Court of Appeals for the Federal Circuit, if necessary. The Company therefore, believes a loss is not probable and has not accrued a liability as a result of the jury verdict or the request for prejudgment interest and legal costs in its financial statements as of September 27, 2024.

The ability to predict the ultimate outcome of these matters involves judgments, estimates and inherent uncertainties. The actual outcome of these matters could differ materially from management’s estimates.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws, and should be read in conjunction with the disclosures we make concerning risks and other factors that may affect our business and operating results. You should read this information in conjunction with the unaudited Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited Consolidated Financial Statements and notes thereto included in Part II, Item 8 of our Annual Report on Form 10‑K for the fiscal year ended June 28, 2024. See also “Forward-Looking Statements” immediately prior to Part I, Item 1 in this Quarterly Report on Form 10-Q.

Unless otherwise indicated, references herein to specific years and quarters are to our fiscal years and fiscal quarters. As used herein, the terms “we,” “us,” “our,” and the “Company” refer to Western Digital Corporation and its subsidiaries.

Our Company

We are a leading developer, manufacturer, and provider of data storage devices based on both hard disk drive and NAND flash technologies. With a differentiated innovation engine driving advancements in storage and semiconductor technologies, our broad and ever-expanding portfolio delivers powerful HDD and Flash storage solutions for everyone from students, gamers, and home offices to the largest enterprises and public clouds to capture, preserve, access, and transform an ever-increasing diversity of data.

Our broad portfolio of technology and products addresses our multiple end markets: “Cloud,” “Client,” and “Consumer”. Cloud is comprised primarily of products for public or private cloud environments and enterprise customers. Through the Client end market, we provide our original equipment manufacturer “OEM” and channel customers a broad array of high-performance HDD and Flash solutions across personal computer, mobile, gaming, automotive, virtual reality headsets, at-home entertainment, and industrial spaces. The Consumer end market is highlighted by our broad range of retail and other end-user products, which capitalize on the strength of our product brand recognition and vast points of presence around the world.

Our fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every five to six years, we report a 53-week fiscal year to align the fiscal year with the foregoing policy. Fiscal year 2025, which will end on June 27, 2025, and fiscal year 2024, which ended on June 28, 2024, are each comprised of 52 weeks, with all quarters presented consisting of 13 weeks.

Key Developments

Separation of Business Units

On October 30, 2023, we announced that our Board of Directors had completed its strategic review of our business and, after evaluating a comprehensive range of alternatives, authorized us to pursue a plan to separate our HDD and Flash business units to create two independent, public companies. We believe the separation will better position each business unit to execute innovative technology and product development, capitalize on unique growth opportunities, extend respective leadership positions, and operate more efficiently with distinct capital structures. The completion of the planned separation is subject to certain conditions, including final approval by our Board of Directors. At the beginning of our second quarter of fiscal 2025, we entered the soft-spin phase of our separation plan. The soft-spin phase represents the period when we begin testing critical processes and systems for each future HDD and Flash company to ensure that both are ready to operate independently at legal separation. We continue to make progress on the work required to execute the separation, which we expect will occur after we close the second quarter of fiscal 2025.

Operational Update

Macroeconomic factors such as inflation, changes in interest rates, and recession concerns softened demand for our products during 2023 and the first half of 2024. As a result, we and our industry experienced a supply-demand imbalance, which resulted in reduced shipments and negatively impacted pricing during those periods. To adapt to these conditions, since the beginning of 2023, we implemented measures to reduce operating expenses and proactively manage supply and inventory to align with demand and improve our capital efficiency while continuing to deploy innovative products. These actions enabled us to scale back on capital expenditures, consolidate production lines, and reduce production. During the first quarter of 2024, these actions resulted in incremental charges for employee termination, asset impairment, and charges for unabsorbed manufacturing overhead costs in HDD and Flash due to the underutilization of facilities as we temporarily scaled back production.

We are now seeing an improvement in the supply and demand dynamic, leading to improved revenues. The increase in demand resulted in increased revenue and gross margin across our segments in the first quarter of 2025 from the comparable period in the prior year. We anticipate that digital transformation, including the AI data-cycle, will continue to drive improved market conditions in the near- and long-term for data storage, encompassing HDD and Flash technologies. Leveraging our expertise and innovation in both areas, we believe we are well-positioned to capitalize on this improved market condition.

We will continue to actively monitor developments impacting our business and may take additional responsive actions that we determine to be in the best interest of our business and stakeholders.

Sale of a Majority Interest in a Subsidiary

As discussed in Part I, Item 1, Note 4, Supplemental Financial Statement Data, of the Notes to Condensed Consolidated Financial Statements, in March 2024, we entered into an agreement to sell 80% of the equity interest in one of our Flash manufacturing subsidiaries to JCET, a third-party contract manufacturing company. Subsequent to the first quarter of fiscal 2025, on September 28, 2024, the transaction closed. In connection with this transaction, we entered into a 5-year supply agreement with JCET to purchase wafers with a minimum annual commitment of $550 million.

As a result of this transaction, we expect to incur a modest reduction in annual operating expenses and a reduction in annual capital expenditures related to assembly and testing of Flash-based products. We also anticipate that the transition to a contract manufacturing model through SDSS will result in a small increase in our annual cost of revenue for Flash-based products.

Tax Resolution

As previously disclosed, we had previously reached a final agreement with the IRS and received notices of deficiency with respect to years 2008 through 2012 and in February 2024, also reached a final agreement for resolving the notices of proposed adjustments with respect to years 2013 through 2015. During the three months ended September 27, 2024, we made payments aggregating $153 million for tax and interest with respect to all years 2008 through 2015 and have a remaining liability of $10 million as of September 27, 2024 related to all years from 2008 through 2015. We expect to pay any remaining balance with respect to this matter within the next twelve months. Additional information regarding these settlements and our assessment of the potential tax and interest payments we expect to pay in connection with the settlements is provided in our discussion of Income tax expense in our “Results of Operations” below, as well as in Part I, Item 1, Note 12, Income Tax Expense, of the Notes to Condensed Consolidated Financial Statements, and in the “Short- and Long-term Liquidity – Unrecognized Tax Benefits” section below.

Results of Operations

First Quarter Overview

The following table sets forth, for the periods presented, selected summary information from our Condensed Consolidated Statements of Operations by dollars and percentage of net revenue(1):

	Three Months Ended
	September 27, 2024		September 29, 2023		$ Change	% Change
	$ in millions
Revenue, net	$4,095	100.0%	$2,750	100.0%	$1,345	49%
Cost of revenue	2,544	62.1	2,651	96.4	(107)	(4)
Gross profit	1,551	37.9	99	3.6	1,452	1,467
Operating expenses:
Research and development	519	12.7	431	15.7	88	20
Selling, general and administrative	242	5.9	207	7.5	35	17
Litigation matter	3	0.1	—	—	3	n/a
Employee termination, asset impairment and other	2	—	57	2.1	(55)	(96)
Business separation costs	43	1.1	—	—	43	n/a
Total operating expenses	809	19.8	695	25.3	114	16
Operating income (loss)	742	18.1	(596)	(21.7)	1,338	224
Interest and other expense:
Interest income	9	0.2	8	0.3	1	13
Interest expense	(99)	(2.4)	(98)	(3.6)	(1)	1
Other income (expense), net	(24)	(0.6)	4	0.1	(28)	(700)
Total interest and other expense, net	(114)	(2.8)	(86)	(3.1)	(28)	33
Income (loss) before taxes	628	15.3	(682)	(24.8)	1,310	192
Income tax expense	135	3.3	3	0.1	132	4,400
Net income (loss)	493	12.0	(685)	(24.9)	1,178	172
Less: dividends allocated to preferred shareholders	4	0.1	15	0.5	(11)	(73)
Less: income attributable to preferred shareholders	8	0.2	—	—	8	n/a
Net income (loss) attributable to common shareholders	$481	11.7%	$(700)	(25.5)%	$1,181	169%

(1)    Percentages may not total due to rounding.

The following table sets forth, for the periods presented, a summary of our segment information:

	Three Months Ended
	September 27, 2024	September 29, 2023
	$ in millions
Net revenue:
HDD	$2,211	$1,194
Flash	1,884	1,556
Total net revenue	$4,095	$2,750
Gross profit:
HDD	$843	$273
Flash	732	(161)
Unallocated corporate items:
Stock-based compensation expense	(14)	(13)
Amortization of acquired intangible assets	(1)	—
Amortization of licenses related to a litigation matter	(9)	—
Total unallocated corporate items	(24)	(13)
Consolidated gross profit	$1,551	$99
Gross margin:
HDD	38.1%	22.9%
Flash	38.9%	(10.3)%
Consolidated gross margin	37.9%	3.6%

The following table sets forth for the periods presented, summary information regarding our disaggregated revenue:

	Three Months Ended
	September 27, 2024	September 29, 2023
	(in millions)
Revenue by end market
Cloud	$2,208	$872
Client	1,209	1,147
Consumer	678	731
Total revenue	$4,095	$2,750

Revenue by geography
Asia	$1,837	$1,551
Americas	1,690	662
Europe, Middle East and Africa	568	537
Total revenue	$4,095	$2,750

Net Revenue

Comparison of Three Months Ended September 27, 2024 to Three Months Ended September 29, 2023

The increase in consolidated net revenue for the three months ended September 27, 2024 from the comparable period in the prior year reflected increases in both HDD and Flash revenue as discussed in more detail below.

HDD revenue increased by 85% for the three months ended September 27, 2024 from the comparable period in the prior year, as a result of a 107% increase in exabytes sold, primarily from higher shipments of our high capacity enterprise drives, partially offset by a 10% decline in average selling prices per gigabyte primarily due to a shift in the product mix to larger capacity drives.

Flash revenue increased by 21% for the three months ended September 27, 2024 from the comparable period in the prior year, reflecting a 39% increase in average selling prices per gigabyte primarily due to improved pricing as the supply-demand balance improved, partially offset by a 12% decrease in exabytes sold. The decrease in exabytes sold was primarily due to the near-term drop in demand in the Client and Consumer end markets, partially offset by increased demand in the Cloud end market.

Cloud revenue increased by 153% for the three months ended September 27, 2024 from the comparable period in the prior year, reflecting a 140% increase in exabytes sold and a 7% increase in average selling prices per gigabyte. The increase in exabytes sold was driven by higher shipments of our high capacity enterprise HDD products stemming from new data center builds. The increase in average selling prices per gigabyte was primarily due to improved pricing in Flash as the supply-demand balance improved.

Client revenue increased by 5% for the three months ended September 27, 2024 from the comparable period in the prior year, reflecting a 33% increase in average selling prices per gigabyte, partially offset by a 20% decrease in exabytes sold. The increase in average selling prices per gigabyte over the prior year period was primarily due to improved pricing in Flash. The decline in exabytes sold reflected the near-term drop in demand for Flash products.

Consumer revenue declined 7% for the three months ended September 27, 2024 from the comparable period in the prior year, reflecting a 15% decrease in exabytes sold, partially offset by a 10% increase in average selling prices per gigabyte. The decrease in exabytes sold was due to lower shipments of both HDD and Flash products. The increase in average selling prices per gigabyte was driven by improved pricing in both HDD and Flash .

The changes in net revenue by geography for the three months ended September 27, 2024 from the comparable period in the prior year reflected higher revenue in the Americas region from Cloud customers as noted above.

Our top 10 customers accounted for 51% of our net revenue for the three months ended September 27, 2024, compared to 44% of our net revenue for the three months ended September 29, 2023. For the three months ended September 27, 2024, one customer accounted for 14% of our net revenue. No customer accounted for 10% or more of the Company’s net revenue for the three months ended September 29, 2023.

Consistent with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. These programs represented 13% and 20% of gross revenue for the three months ended September 27, 2024 and September 29, 2023, respectively. The amounts attributed to our sales incentive and marketing programs generally vary according to several factors, including industry conditions, list pricing strategies, seasonal demand, competitor actions, channel mix, and overall availability of products. The decrease in program amounts in the current period reflects the improved demand and pricing environment. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue.

Gross Profit and Gross Margin

Consolidated gross profit increased by $1.45 billion for the three months ended September 27, 2024 from the comparable period in the prior year, primarily due to higher product shipments, improved pricing, and favorable product mix. In addition, the prior year period included charges for unabsorbed manufacturing overhead costs as a result of the reduced utilization of our manufacturing capacity of $225 million ($83 million in HDD and $142 million in Flash), which were not incurred in the current period. Consolidated gross margin increased by 34 percentage points year over year, mainly due to improved pricing and favorable product mix with approximately 8 percentage points of the increase due to the underutilization charges incurred in the prior year period but not incurred in the current period.

HDD gross margin increased by 15 percentage points year over year, primarily due to higher product shipments with approximately 7 percentage points of the increase due to the manufacturing underutilization charges incurred in the prior year period but not incurred in the current period.

Flash gross margin increased by 49 percentage points year over year, primarily due to improved pricing and favorable product mix with approximately 9 percentage points of the increase due to the underutilization charges incurred in the prior year period but not incurred in the current period.

Operating Expenses

Research and development (“R&D”) expense increased by $88 million for the three months ended September 27, 2024 from the comparable period in the prior year. The increase was driven by a $56 million increase in compensation and benefits due to higher variable compensation and increased headcount, a $10 million increase in material purchases, and modest increases in spending for R&D projects as we continue to invest in innovation.

Selling, general and administrative (“SG&A”) expense increased by $35 million for the three months ended September 27, 2024 from the comparable period in the prior year. The increase was primarily driven by a $26 million increase in compensation and benefits due to higher variable compensation and increased headcount, a $10 million increase in legal fees, and an $8 million increase in dis-synergy costs as we prepare for the business separation, partially offset by a $17 million decrease in strategic review costs.

Employee termination, asset impairment and other charges decreased by $55 million for the three months ended September 27, 2024 from the comparable period in the prior year, reflecting fewer restructuring actions taken in the current period. For information regarding Employee termination, asset impairment and other, see Part I, Item 1, Note 14, Employee Termination, Asset Impairment, and Other of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Business separation costs were $43 million for the three months ended September 27, 2024, primarily reflecting outside service fees to support the planned separation of our HDD and Flash businesses.

Interest and Other Expense

Total interest and other expense, net increased by $28 million for the three months ended September 27, 2024 from the comparable period in the prior year, reflecting an increase in other expense, net of $28 million, driven by a loss on our equity investments.

Income Tax Expense

Beginning in 2023, the 2017 Act has required us to capitalize and amortize R&D expenses rather than expensing them in the year incurred. The tax effects related to the capitalization of R&D expenses are included in our effective tax rate for the three months ended September 27, 2024 and September 29, 2023. The tax effects related to the capitalization of R&D expenses had a material impact on our effective tax rate for the three months ended September 27, 2024 but did not have a material impact on the effective tax rate for the three months ended September 29, 2023.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which contained significant legal changes related to tax, climate, energy, and health care. The tax measures include, among other things, a Corporate Alternative Minimum Tax (“CAMT”) of 15% on corporations with three-year average annual adjusted financial statement income (“AFSI”) exceeding $1.0 billion. The CAMT is effective for us beginning with fiscal year 2024. We do not expect to be subject to the CAMT of 15% for fiscal year 2025 as our annual average AFSI did not exceed $1.0 billion for the preceding three-year period.

On December 20, 2021, the Organization for Economic Co-operation and Development G20 (“OECD/G20”) Inclusive Framework on Base Erosion and Profit Shifting released Model Global Anti-Base Erosion rules under Pillar Two. Several non-US jurisdictions have either enacted legislation or announced their intention to enact future legislation to adopt certain or all components of the Pillar Two, some which are effective for us in fiscal year 2025. For fiscal year 2025, we currently expect to be able to meet certain transitional safe harbors and do not expect any material Pillar Two taxes. As more jurisdictions adopt this legislation in fiscal year 2026, there may be material increases in our future tax obligations in certain jurisdictions.

The following table sets forth Income tax information from our Condensed Consolidated Statements of Operations by dollar and effective tax rate:

	Three Months Ended
	September 27, 2024	September 29, 2023
	$ in millions
Income (loss) before taxes	$628	$(682)
Income tax expense	135	3
Effective tax rate	21%	—%

The relative mix of earnings and losses by jurisdiction, the deduction for foreign-derived intangible income, credits, and tax holidays in Malaysia, the Philippines and Thailand that have or will expire at various dates during years 2025 through 2031 resulted in decreases to our effective tax rate below the U.S. Federal statutory rate three months ended September 27, 2024. However, the tax effects of the mandatory capitalization of R&D expenses offset these decreases, resulting in our effective tax rate being closer to the U.S. Federal statutory rate for the three months ended September 27, 2024.

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

Liquidity and Capital Resources

The following table summarizes our statements of cash flows:

	Three Months Ended
	September 27, 2024	September 29, 2023
	(in millions)
Net cash provided by (used in):
Operating activities	$34	$(626)
Investing activities	(45)	84
Financing activities	(102)	554
Effect of exchange rate changes on cash	10	(3)
Cash and cash equivalents reclassified to assets held for sale	(71)	—
Net increase (decrease) in cash and cash equivalents	$(174)	$9

We had previously reached a final agreement with the IRS and received notices of deficiency with respect to years 2008 through 2012 and in February 2024, also reached a final agreement for resolving the notices of proposed adjustments with respect to years 2013 through 2015. During the three months ended September 27, 2024, the Company made payments of $130 million for interest with respect to years 2008 through 2012 and $23 million for tax and interest with respect to years 2013 through 2015, resulting in a remaining liability of $10 million as of September 27, 2024, related to all years from 2008 through 2015. The Company expects to pay any remaining balance with respect to this matter within the next twelve months.

In connection with settlements for the years 2008 through 2015, we expect to realize reductions to our mandatory deemed repatriation tax obligations and tax savings from interest deductions in future years aggregating to $162 million. Of this amount, $31 million of interest savings from the interest paid with respect to years 2008 through 2012 is classified as a deferred tax asset due to interest expense limitation rules. See Part I, Item 1, Note 12, Income Tax Expense, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further details.

In August 2024, we filed a shelf registration statement (the “Shelf Registration Statement”) with the Securities and Exchange Commission that expires in August 2027. The Shelf Registration Statement allows us to offer and sell shares of common stock, preferred stock, warrants, and debt securities. We may use the Shelf Registration Statement or other capital sources, including other offerings of equity or debt securities or the credit markets, to satisfy future financing needs, including planned or unanticipated capital expenditures, investments, debt repayments or other expenses. Any such additional financing will be subject to market conditions and may not be available on terms acceptable to us or at all.

In 2024, we reduced our expenditures for property, plant and equipment and our portion of the Flash Ventures’ capital expenditures for its operations to approximately $825 million from approximately $2.22 billion in 2023. After consideration of the Flash Ventures’ lease financing of its capital expenditures and net operating cash flow, we reduced our net cash used for our purchases of property, plant and equipment and net activity in notes receivable relating to Flash Ventures to $53 million in 2024 from $794 million in 2023. We continue to be disciplined with our capital investments and expect our cash capital expenditures in 2025 to be higher than in 2024, but remain below 2023 expenditures.

We believe our cash and cash equivalents and our available revolving credit facility will be sufficient to meet our working capital, debt and capital expenditure needs for at least the next twelve months and for the foreseeable future thereafter. We believe we can also access the various debt capital markets to further supplement our liquidity position if necessary. Our ability to sustain our working capital position is subject to a number of risks that we discuss in Part II, Item 1A, Risk Factors, in this Quarterly Report on Form 10-Q and in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended June 28, 2024.

A total of $1.43 billion of our Cash and cash equivalents was held by our foreign subsidiaries as of September 27, 2024 and June 28, 2024, respectively. There are no material tax consequences that were not previously accrued for on the repatriation of this cash.

Our cash equivalents are primarily invested in money market funds that invest in U.S. Treasury securities and U.S. Government agency securities. In addition, from time to time, we also invest directly in certificates of deposit, asset-backed securities and corporate and municipal notes and bonds.

Operating Activities

Net cash provided by or used in operating activities primarily consists of net income or loss, adjusted for non-cash charges, plus or minus changes in operating assets and liabilities. Net cash used for changes in operating assets and liabilities was $753 million for the three months ended September 27, 2024, as compared to $132 million for the three months ended September 29, 2023, which largely reflects an increase in the volume of our business, as discussed above.

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

	Three Months Ended
	September 27, 2024	September 29, 2023
Days sales outstanding	55	48
Days in inventory	121	120
Days payable outstanding	(69)	(54)
Cash conversion cycle	107	114

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

For the three months ended September 27, 2024, DSO increased by 7 days from the comparable period in the prior year, of which 5 days reflected an increase from lower trade accounts receivable factoring and the remainder reflected the timing of shipments and customer collections. DIO increased by 1 day from the comparable period in the prior year, primarily reflecting higher production volume in the current period. DPO increased by 15 days from the comparable period in the prior year primarily due to more favorable payment terms and routine variations in the timing of purchases and payments during the period.

Investing Activities

Net cash used in investing activities for the three months ended September 27, 2024 primarily consisted of $96 million in capital expenditures, partially offset by $47 million in net proceeds from activity related to Flash Ventures. Net cash provided by investing activities for the three months ended September 29, 2023 primarily consisted of $193 million in proceeds from disposals of assets, which includes the proceeds from our sale-leaseback of our Milpitas, California facility and $13 million in net proceeds from activity related to Flash Ventures, partially offset by $124 million in capital expenditures.

Financing Activities

During the three months ended September 27, 2024, net cash used in financing activities primarily consisted of $188 million for repayment of amounts borrowed under the revolving credit facility and scheduled repayments on the Term Loan A-2, and $64 million for taxes paid on vested stock awards under employee stock plans, partially offset by $150 million of proceeds from drawing on the revolving credit facility. During the three months ended September 29, 2023, net cash provided by financing activities primarily consisted of $600 million of proceeds from the drawdown of our delayed draw term loan, partially offset by $43 million used for taxes paid on vested stock awards under employee stock plans.

Off-Balance Sheet Arrangements

Other than the Flash Ventures related commitments incurred in the normal course of business and certain indemnification provisions (see “Short- and Long-term Liquidity – Purchase Obligations and Other Commitments” below), we do not have any other material off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets, or any other obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not included in the Condensed Consolidated Financial Statements. Additionally, with the exception of Flash Ventures and our venture with Unisplendour Corporation Limited and Unissoft (Wuxi) Group Co. Ltd., we do not have an interest in, or relationships with, any variable interest entities. For additional information regarding our off-balance sheet arrangements, see Part I, Item 1, Note 9, Related Parties and Related Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Short- and Long-term Liquidity

Material Cash Requirements

The following is a summary of our known material cash requirements, including those for capital expenditures, as of September 27, 2024. In addition, see the discussions further below related to unrecognized tax benefits, litigation matters, dividend rights with respect to the Series A Preferred Stock, foreign exchange contracts and indemnifications.

	Total	1 Year (Remaining Nine Months of 2025)	2-3 Years (2026-2027)	4-5 Years (2028-2029)	More than 5 Years (Beyond 2029)
	(in millions)
Long-term debt, including current portion(1)	$7,450	$1,713	$4,737	$500	$500
Interest on debt	947	250	519	132	46
Flash Ventures related commitments(2)	5,643	2,281	2,378	790	194
Operating leases	495	45	114	82	254
Purchase obligations and other commitments	455	140	165	40	110
Mandatory deemed repatriation tax	331	—	331	—	—
Total	$15,321	$4,429	$8,244	$1,544	$1,104

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

Unrecognized Tax Benefits

As of September 27, 2024, the liability for unrecognized tax benefits (excluding accrued interest and penalties) was $692 million. Accrued interest and penalties related to unrecognized tax benefits are recognized in liabilities for uncertain tax positions and are recorded in the provision for income taxes. Accrued interest and penalties included in our liability related to unrecognized tax benefits as of September 27, 2024 was $70 million. Of these amounts, approximately $597 million could result in potential cash payments. As of September 27, 2024, with the exception of the IRS matter discussed above, it was not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of our liability for unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of our tax returns.

As noted above, we had previously reached a final agreement with the IRS regarding notices of deficiency with respect to years 2008 through 2012 and in February 2024, also reached a final agreement for resolving the notices of proposed adjustments with respect to years 2013 through 2015. During the three months ended September 27, 2024, we made payments of $130 million for interest with respect to years 2008 through 2012 and $23 million for tax and interest with respect to years 2013 through 2015, resulting in a remaining liability of $10 million as of September 27, 2024 related to all years from 2008 through 2015. We expect to pay any remaining balance with respect to this matter within the next twelve months.

In connection with settlements for the years 2008 through 2015, we expect to realize reductions to our mandatory deemed repatriation tax obligations and tax savings from interest deductions in future years aggregating to approximately $162 million. Of this amount, $31 million of interest savings from the interest paid with respect to years 2008 through 2012 is classified as a deferred tax asset due to interest expense limitation rules.

Litigation Matters

For additional information on the litigation matters, see Part I, Item 1, Note 16, Legal Proceedings, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Dividend rights

As of September 27, 2024, 235,000 shares of our Series A Preferred Stock remained outstanding. These shares are entitled to cumulative preferred dividends and will also participate in any dividends declared for common shareholders on an as-converted equivalent basis. See Part II, Item 8, Note 12, Shareholders’ Equity and Convertible Preferred Stock, of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended June 28, 2024 and Part I, Item 1, Note 11, Shareholders’ Equity and Convertible Preferred Stock, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information regarding the dividend provisions.

Debt

As described in Part I, Item 1, Note 7, Debt, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, the Company issued $1.60 billion aggregate principal amount of convertible senior notes in November 2023, which bear interest at an annual rate of 3.00% and mature on November 15, 2028 (the “2028 Convertible Note”). The 2028 Convertible Notes are convertible at the option of any holder at an initial conversion price of approximately $52.20 per share of common stock beginning August 15, 2028. Prior to that date, if the trading price of our common stock remains above 130% of the conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading-day period prior to the end of a calendar quarter, holders of the 2028 Convertible Notes would have the right to convert the 2028 Convertible Notes during the next succeeding calendar quarter. The 2028 Convertible Notes are also convertible prior to that date upon the occurrence of certain corporate events. Upon any conversion of the 2028 Convertible Notes, we will pay cash for the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, shares of our common stock or a combination thereof, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted.

During the calendar quarter ended June 30, 2024, the sale price conditional conversion feature of the notes mentioned above was triggered. As a result, the holder of the 2028 Convertible Notes had the right to convert the 2028 Convertible Notes during the calendar quarter ended September 30, 2024. Consequently, we classified the 2028 Convertible Notes in the Current portion of long-term debt in the Condensed Consolidated Financial Statements as of September 27, 2024. During the calendar quarter ended September 30, 2024, the sale price conditional conversion feature of the notes mentioned above was not triggered. As a result, the 2028 Convertible Notes are not convertible from October 1, 2024 through December 31, 2024. We will re-evaluate in each subsequent calendar quarter to determine if the 2028 Convertible Notes have become convertible.

In addition to our existing debt, as of September 27, 2024, we had $2.20 billion available for borrowing under our revolving credit facility until January 2027, subject to customary conditions under the loan agreement. The agreements governing our credit facilities each include limits on secured indebtedness and certain types of unsecured subsidiary indebtedness and require us and certain of our subsidiaries to provide guarantees and collateral to the extent the conditions providing for such guarantees and collateral are met. Additional information regarding our indebtedness, including information about availability under our revolving credit facility and the principal repayment terms, interest rates, covenants, collateral and other key terms of our outstanding indebtedness, is included in Part II, Item 8, Note 7, Debt, of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended June 28, 2024 and Note 7, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The loan agreements governing our revolving credit facility and our Term Loan A-2 maturing 2027 require us to comply with certain financial covenants, consisting of a leverage ratio, and a minimum liquidity requirement. As of September 27, 2024, we were in compliance with these financial covenants.

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

The following tables include summarized financial information for the Obligor Group. The financial information for the Obligor Group is presented on combined basis, excluding intercompany balances and transactions between the Company and the Guarantor, excluding net intercompany balances between the Obligor Group and non-guarantor subsidiaries, and excluding investments in and equity in the earnings of non-guarantor subsidiaries. The Obligor Group’s amounts due from, amounts due to, and transactions with non-guarantor subsidiaries have been presented in separate line items in the tables below.

The assets and liabilities of the Obligor Group include the following:

	September 27, 2024	June 28, 2024
	(in millions)
Current assets	$2,143	$2,149
Non-current assets	2,285	2,208
Net intercompany receivables to non-guarantor subsidiaries	2,098	2,473
Current liabilities	3,501	3,758
Non-current liabilities	6,416	6,626

The operating results of the Obligor Group include the following:

	Three Months Ended	Year Ended
	September 27, 2024	June 28, 2024
	(in millions)
Net sales	$1,722	$4,066
Gross profit	660	1,002
Operating income (loss)	100	(927)
Net loss	(33)	(1,211)

Results for the Obligor Group include the following transactions with non-guarantor subsidiaries:

	Three Months Ended	Year Ended
	September 27, 2024	June 28, 2024
	(in millions)
Intercompany revenue	$580	$1,416
Net intercompany interest expense	1	8
Intercompany dividend income	44	567

Flash Ventures

Flash Ventures sells to, and leases back from a consortium of financial institutions a portion of its tools and has entered into equipment lease agreements of which we guarantee half or all of the outstanding obligations under each lease agreement. The leases are subject to customary covenants and cancellation events that relate to Flash Ventures and each of the guarantors. The occurrence of a cancellation event could result in an acceleration of the lease obligations and a call on our guarantees. As of September 27, 2024, we were in compliance with all covenants under these Japanese lease facilities. See Part I, Item 1, Note 9, Related Parties and Related Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding Flash Ventures.

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

Mandatory Deemed Repatriation Tax

The following is a summary of our estimated mandatory deemed repatriation tax obligations that are payable in the following year:

September 27, 2024
(in millions)
2026	$331

Mandatory Research and Development Expense Capitalization

Since the beginning of 2023, the 2017 Act has required us to capitalize and amortize R&D expenses rather than expensing them in the year incurred, which is expected to result in higher cash tax payments in future profitable periods, if not repealed or otherwise modified.

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

There have been no material changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10‑K for the year ended June 28, 2024. Please refer to Part II, Item 7 of our Annual Report on Form 10‑K for the year ended June 28, 2024 for a discussion of our critical accounting policies and estimates.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Except as disclosed below, there have been no material changes to our market risk during the three months ended September 27, 2024. See Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended June 28, 2024 for further information about our exposure to market risk.

Foreign Currency Risk

We performed sensitivity analyses as of September 27, 2024, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our foreign currency derivative contracts used to offset the underlying exposures. The foreign currency exchange rates used in performing the sensitivity analyses were based on market rates in effect at September 27, 2024. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar would result in a foreign exchange fair value loss of $294 million at September 27, 2024.

Interest Rate Risk

We have generally held a balance of fixed and variable rate debt. As of September 27, 2024, our variable rate debt outstanding consisted of our Term Loan A-2, which is based on various index rates as discussed further in Note 7, Debt, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. As of September 27, 2024, the outstanding balance on our variable rate debt was $2.6 billion and a one percent increase in the variable rate of interest would increase annual interest expense by $26 million.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the first quarter of fiscal year 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 16, Legal Proceedings and Note 12, Income Tax Expense of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for disclosures regarding certain legal proceedings and the status of statutory notices of deficiency issued by the IRS with regards to tax years 2008 through 2015, respectively, which are incorporated by reference herein.

Item 1A.    Risk Factors

We have described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 28, 2024 a number of risks and uncertainties that could cause our actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. There have been no material changes from these risk factors previously described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 28, 2024. These risks and uncertainties are not the only risks facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business, financial condition, results of operations or the market price of our common stock.

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
3.1
Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 1-08703) with the Securities and Exchange Commission on August 20, 2024)

3.2
Certificate of Designations, Preferences and Rights of Series A Convertible Perpetual Preferred Stock (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on February 1, 2023)

3.3
Amended and Restated By-Laws of Western Digital Corporation, as amended effective as of February 10, 2021 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on February 12, 2021)

10.1	Form of Grant Notice for Restricted Stock Unit Award – Vice President and Above, under the Western Digital Corporation Amended and Restated 2021 Long-Term Incentive Plan†*
10.2	Amended and Restated Equity Purchase Agreement, dated as of September 12, 2024, by and among, SanDisk China Limited and JCET Management Co., Ltd.†#
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

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
Dated: October 30, 2024