Form 10-Q
period 2024-12-27
WESTERN DIGITAL CORP
filed 2025-01-31
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of the close of business on January 22, 2025, 347,823,902 shares of common stock, par value $0.01 per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	December 27, 2024	June 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$2,291	$1,879
Accounts receivable, net	2,597	2,166
Inventories	3,420	3,342
Other current assets	1,064	673
Total current assets	9,372	8,060
Property, plant and equipment, net	2,930	3,167
Notes receivable and investments in Flash Ventures	861	991
Goodwill	9,729	10,032
Other intangible assets, net	77	78
Other non-current assets	2,487	1,860
Total assets	$25,456	$24,188
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,627	$1,411
Accounts payable to related parties	369	313
Accrued expenses	1,576	1,480
Income taxes payable	468	525
Accrued compensation	516	608
Current portion of long-term debt	150	1,750
Total current liabilities	4,706	6,087
Long-term debt	7,216	5,684
Other liabilities	1,188	1,370
Total liabilities	13,110	13,141
Commitments and contingencies (Notes 9, 10, 12 and 16)
Convertible preferred stock, $0.01 par value; authorized — 5 shares; issued and outstanding — 0.2 shares; aggregate liquidation preference of $265 and $257, respectively	229	229
Shareholders’ equity:
Common stock, $0.01 par value; authorized — 750 shares; issued and outstanding — 348 shares and 343 shares, respectively	3	3
Additional paid-in capital	4,885	4,752
Accumulated other comprehensive loss	(633)	(712)
Retained earnings	7,862	6,775
Total shareholders’ equity	12,117	10,818
Total liabilities, convertible preferred stock and shareholders’ equity	$25,456	$24,188

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Revenue, net	$4,285	$3,032	$8,380	$5,782
Cost of revenue	2,769	2,540	5,313	5,191
Gross profit	1,516	492	3,067	591
Operating expenses:
Research and development	502	444	1,021	875
Selling, general and administrative	238	198	480	405
Gain on business divestiture	(113)	—	(113)	—
Business separation costs	44	36	87	36
Litigation matter	—	—	3	—
Employee termination, asset impairment and other	(7)	24	(5)	81
Total operating expenses	664	702	1,473	1,397
Operating income (loss)	852	(210)	1,594	(806)
Interest and other expense:
Interest income	11	12	20	20
Interest expense	(95)	(108)	(194)	(206)
Other income (expense), net	(27)	47	(51)	51
Total interest and other expense, net	(111)	(49)	(225)	(135)
Income (loss) before taxes	741	(259)	1,369	(941)
Income tax expense	147	28	282	31
Net income (loss)	594	(287)	1,087	(972)
Less: dividends allocated to preferred shareholders	4	14	8	29
Less: income attributable to preferred shareholders	9	—	17	—
Net income (loss) attributable to common shareholders	$581	$(301)	$1,062	$(1,001)

Net income (loss) per common share:
Basic	$1.68	$(0.93)	$3.08	$(3.09)
Diluted	$1.63	$(0.93)	$2.98	$(3.09)

Weighted average shares outstanding:
Basic	346	325	345	324
Diluted	357	325	357	324

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Net income (loss)	$594	$(287)	$1,087	$(972)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustment	(100)	58	21	20
Net unrealized gain (loss) on derivative contracts	(169)	99	74	41
Total other comprehensive income (loss), before tax	(269)	157	95	61
Income tax benefit (expense) related to items of other comprehensive income (loss), before tax	36	(19)	(16)	(6)
Other comprehensive income (loss), net of tax	(233)	138	79	55
Total comprehensive income (loss)	$361	$(149)	$1,166	$(917)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	December 27, 2024	December 29, 2023
Cash flows from operating activities
Net income (loss)	$1,087	$(972)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	255	290
Stock-based compensation	161	149
Deferred income taxes	26	(68)
Gain on disposal of assets	(5)	(87)
Gain on business divestiture	(113)	—
Asset impairment	—	95
Gain on repurchase of debt	—	(4)
Amortization of debt issuance costs and discounts	10	9
Other non-cash operating activities, net	57	(28)
Changes in:
Accounts receivable, net	(431)	75
Inventories	(112)	482
Accounts payable	242	299
Accounts payable to related parties	(54)	(41)
Accrued expenses	109	(246)
Income taxes payable	(57)	(494)
Accrued compensation	(76)	4
Other assets and liabilities, net	(662)	(181)
Net cash provided by (used in) operating activities	437	(718)
Cash flows from investing activities
Purchases of property, plant and equipment	(212)	(274)
Proceeds from the sale of property, plant and equipment	4	193
Net proceeds from business divestiture	191	—
Notes receivable issuances to Flash Ventures	(266)	(184)
Notes receivable proceeds from Flash Ventures	182	263
Distribution from Flash Ventures	176	—
Strategic investments and other, net	3	26
Net cash provided by investing activities	78	24
Cash flows from financing activities
Issuance of stock under employee stock plans	52	40
Taxes paid on vested stock awards under employee stock plans	(80)	(50)
Convertible preferred stock issuance costs	—	(5)
Purchase of capped calls	—	(155)
Repurchases of debt	—	(505)
Repayments of debt	(225)	(338)
Proceeds from debt	150	2,200
Debt issuance costs	—	(36)
Net cash provided by (used in) financing activities	(103)	1,151
Effect of exchange rate changes on cash	—	1
Net increase in cash and cash equivalents	412	458
Cash and cash equivalents, beginning of year	1,879	2,023
Cash and cash equivalents, end of period	$2,291	$2,481
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$673	$791
Cash paid for interest	$177	$182
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 28, 2024	0.2	$229	343	$3	$4,752	$(712)	$6,775	$10,818
Net income	—	—	—	—	—	—	493	493
Employee stock plans	—	—	3	—	(64)	—	—	(64)
Stock-based compensation	—	—	—	—	84	—	—	84
Foreign currency translation adjustment	—	—	—	—	—	121	—	121
Net unrealized loss on derivative contracts, net of taxes	—	—	—	—	—	191	—	191
Balance at September 27, 2024	0.2	229	346	3	4,772	(400)	7,268	11,643
Net income	—	—	—	—	—	—	594	594
Employee stock plans	—	—	2	—	36	—	—	36
Stock-based compensation	—	—	—	—	77	—	—	77
Foreign currency translation adjustment	—	—	—	—	—	(100)	—	(100)
Net unrealized loss on derivative contracts, net of taxes	—	—	—	—	—	(133)	—	(133)
Balance at December 27, 2024	0.2	$229	348	$3	$4,885	$(633)	$7,862	$12,117

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	0.9	$876	322	$3	$3,936	$(548)	$7,573	$10,964
Net loss	—	—	—	—	—	—	(685)	(685)
Employee stock plans	—	—	2	—	(43)	—	—	(43)
Stock-based compensation	—	—	—	—	77	—	—	77
Foreign currency translation adjustment	—	—	—	—	—	(38)	—	(38)
Net unrealized loss on derivative contracts, net of taxes	—	—	—	—	—	(45)	—	(45)
Balance at September 29, 2023	0.9	876	324	3	3,970	(631)	6,888	10,230
Net loss	—	—	—	—	—	—	(287)	(287)
Employee stock plans	—	—	2	—	33	—	—	33
Stock-based compensation	—	—	—	—	72	—	—	72
Purchase of capped calls related to the issuance of convertible notes, net of tax	—	—	—	—	(118)	—	—	(118)
Foreign currency translation adjustment	—	—	—	—	—	58	—	58
Net unrealized gain on derivative contracts, net of taxes	—	—	—	—	—	80	—	80
Balance at December 29, 2023	0.9	$876	326	$3	$3,957	$(493)	$6,601	$10,068

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2.    Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In September 2022, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) No. 2022-04, “Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations” (“ASU 2022-04”), which requires annual and interim disclosures for entities that use supplier finance programs in connection with the purchase of goods and services. As required by ASU 2022-04, the Company began to provide disclosure of outstanding obligations to such suppliers for all balance sheet dates presented beginning with the Company’s first quarter of 2024. ASU 2022-04 also requires the Company to provide certain annual rollforward information related to those obligations, which will be required beginning with the Company’s financial statements for the year ending June 27, 2025. The Company will provide this disclosure in its Annual Report on Form 10-K for the year ended June 27, 2025. ASU 2022-04 does not affect the recognition, measurement, or financial statement presentation of supplier finance program obligations. See Note 15, Supplier Finance Program for information regarding the supplier finance program.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which is intended to improve disclosures about the expenses of public entities. The new guidance requires more detailed information about the types of expenses in commonly presented expense captions (such as cost of sales and selling, general and administrative expenses) and requires public entities to disclose, on an annual and interim basis, the amounts of expenses included in each relevant expense caption presented on the face of the income statement within continuing operations in a tabular format. Additionally, public entities will be required to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, the total amount of selling expenses, and, in annual reporting periods, the definition of selling expenses. This standard is effective on either a prospective or retrospective basis for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently compiling the information required for these disclosures, assessing the basis of adoption and expects to adopt the guidance for annual reporting periods in its annual report for the year ending June 30, 2028.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which expands on segment reporting requirements primarily through enhanced disclosures surrounding significant segment expenses. ASU 2023-07 expands on existing segment reporting requirements to require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to an entity’s CODM, a description of other segment items by reportable segment, and any additional measures of a segment’s profit or loss used by the CODM when deciding how to allocate resources. These incremental disclosures will be required beginning with the Company’s financial statements for the year ending June 27, 2025. The Company is currently assessing these reporting requirements and expects to provide any required disclosures at the required time.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 calls for enhanced income tax disclosure requirements surrounding the tabular rate reconciliation and income taxes paid. The Company is currently compiling the information required for these disclosures. These incremental disclosures will be required beginning with the Company’s financial statements for the year ending June 26, 2026, with early adoption permitted. The Company expects to provide any required disclosures at that time.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3.    Business Segments, Geographic Information, and Concentrations of Risk

The following table summarizes the operating performance of the Company’s reportable segments for the periods presented:

	Three Months Ended		Six Months Ended
	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
	(in millions, except percentages)
Net revenue:
HDD	$2,409	$1,367	$4,620	$2,561
Flash	1,876	1,665	3,760	3,221
Total net revenue	$4,285	$3,032	$8,380	$5,782
Gross profit:
HDD	$929	$339	$1,772	$612
Flash	609	131	1,341	(30)
Total gross profit for segments	1,538	470	3,113	582
Unallocated corporate items:
Stock-based compensation expense	(12)	(13)	(26)	(26)
Amortization of licenses related to a litigation matter	(10)	—	(19)	—
Amortization of acquired intangible assets	—	(1)	(1)	(1)
Recovery from contamination incident	—	36	—	36
Total unallocated corporate items	(22)	22	(46)	9
Consolidated gross profit	$1,516	$492	$3,067	$591
Gross margin:
HDD	38.6%	24.8%	38.4%	23.9%
Flash	32.5%	7.9%	35.7%	(0.9)%
Consolidated gross margin	35.4%	16.2%	36.6%	10.2%

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company’s disaggregated revenue information was as follows:

	Three Months Ended		Six Months Ended
	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
	(in millions)
Revenue by end market
Cloud	$2,346	$1,071	$4,554	$1,943
Client	1,168	1,122	2,377	2,269
Consumer	771	839	1,449	1,570
Total revenue	$4,285	$3,032	$8,380	$5,782

Revenue by geography
Asia	$1,995	$1,699	$3,832	$3,250
Americas	1,428	804	3,118	1,466
Europe, Middle East and Africa	862	529	1,430	1,066
Total revenue	$4,285	$3,032	$8,380	$5,782

The Company’s top 10 customers accounted for 51% and 50% of its net revenue for the three and six months ended December 27, 2024, respectively, and 39% of its net revenue for both the three and six months ended December 29, 2023. For the three and six months ended December 27, 2024, one customer accounted for 14% of the Company’s net revenue. No customer accounted for 10% or more of the Company’s net revenue for the three and six months ended December 29, 2023.

Goodwill

Goodwill is not amortized. Instead, it is tested for impairment annually as of the beginning of the Company’s fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Management performed goodwill impairment assessments for each segment and concluded there were no indications of impairment for the periods presented. The following table provides a summary of goodwill activity for the period:

	HDD	Flash	Total
	(in millions)
Balance at June 28, 2024	$4,319	$5,713	$10,032
Divestiture (1)	—	(303)	(303)
Balance at December 27, 2024	$4,319	$5,410	$9,729

(1)     On September 28, 2024, the Company sold a majority interest in a subsidiary. See further discussion in Note 9, Related Parties and Related Commitments and Contingencies.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4.    Supplemental Financial Statement Data

Accounts receivable, net

From time to time, in connection with factoring agreements, the Company sells trade accounts receivable without recourse to third-party purchasers in exchange for cash. There were no trade accounts receivable sold during the six months ended December 27, 2024. During the six months ended December 29, 2023, the Company sold trade accounts receivable aggregating to $392 million. The discounts on the trade accounts receivable sold were not material and were recorded within Other income (expense), net in the Condensed Consolidated Statements of Operations. There were no factored receivables outstanding as of December 27, 2024 and June 28, 2024.

Inventories

	December 27, 2024	June 28, 2024
	(in millions)
Inventories:
Raw materials and component parts	$1,916	$1,727
Work-in-process	957	1,066
Finished goods	547	549
Total inventories	$3,420	$3,342

Property, plant and equipment, net

	December 27, 2024	June 28, 2024
	(in millions)
Property, plant and equipment:
Land and improvements	$235	$235
Buildings and improvements	1,806	1,820
Machinery and equipment	7,889	8,646
Computer equipment and software	469	471
Furniture and fixtures	51	54
Construction-in-process	683	797
Property, plant and equipment, gross	11,133	12,023
Accumulated depreciation	(8,203)	(8,856)
Property, plant and equipment, net	$2,930	$3,167

Other intangible assets, net

As part of prior acquisitions, the Company recorded at the time of the acquisition acquired in-process research and development (“IPR&D”) for projects in progress that had not yet reached technological feasibility. IPR&D is initially accounted for as an indefinite-lived intangible asset. Once a project reaches technological feasibility, the Company reclassifies the balance to existing technology and begins to amortize the intangible asset over its estimated useful life. As of December 27, 2024 and June 28, 2024, IPR&D included in intangible assets, net was $72 million. During the three and six months ended December 27, 2024 and December 29, 2023, the Company did not record any impairment charges related to IPR&D.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Product warranty liability

Changes in the warranty accrual were as follows:

	Three Months Ended		Six Months Ended
	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
	(in millions)
Warranty accrual, beginning of period	$160	$218	$189	$244
Charges to operations	33	26	58	48
Utilization	(22)	(40)	(59)	(83)
Changes in estimate related to pre-existing warranties	(6)	(2)	(23)	(7)
Warranty accrual, end of period	$165	$202	$165	$202

The current portion of the warranty accrual was classified in Accrued expenses and the long-term portion was classified in Other liabilities as noted below:

	December 27, 2024	June 28, 2024
	(in millions)
Warranty accrual:
Current portion	$57	$36
Long-term portion	108	153
Total warranty accrual	$165	$189

Other liabilities

	December 27, 2024	June 28, 2024
	(in millions)
Other liabilities:
Non-current net tax payable	$—	$201
Non-current portion of unrecognized tax benefits	590	565
Other non-current liabilities	598	604
Total other liabilities	$1,188	$1,370

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accumulated other comprehensive loss

Accumulated other comprehensive loss (“AOCL”), net of tax, refers to expenses, gains, and losses that are recorded as an element of shareholders’ equity but are excluded from net income. The components of AOCL were as follows:

	Actuarial Pension Gains	Foreign Currency Translation Adjustment	Unrealized Losses on Derivative Contracts	Total Accumulated Comprehensive Loss
	(in millions)
Balance at June 28, 2024	$14	$(505)	$(221)	$(712)
Other comprehensive income (loss) before reclassifications	—	21	(40)	(19)
Amounts reclassified from accumulated other comprehensive loss	—	—	114	114
Income tax expense related to items of other comprehensive income	—	—	(16)	(16)
Net current-period other comprehensive income	—	21	58	79
Balance at December 27, 2024	$14	$(484)	$(163)	$(633)

During the three and six months ended December 27, 2024, the amounts reclassified out of AOCL were losses related to foreign exchange contracts that were substantially charged to Cost of revenue in the Condensed Consolidated Statements of Operations.

As of December 27, 2024, substantially all existing net losses related to cash flow hedges recorded in AOCL are expected to be reclassified to earnings within the next twelve months.

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

The following tables present information about the Company’s financial instruments that were measured at fair value on a recurring basis for the periods presented, and indicate the fair value hierarchy of the valuation techniques utilized to determine such values:

	December 27, 2024
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents - Money market funds	$745	$—	$—	$745
Foreign exchange contracts	—	23	—	23
Total assets at fair value	$745	$23	$—	$768
Liabilities:
Foreign exchange contracts	$—	$156	$—	$156
Total liabilities at fair value	$—	$156	$—	$156

	June 28, 2024
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents - Money market funds	$416	$—	$—	$416
Foreign exchange contracts	—	8	—	8
Total assets at fair value	$416	$8	$—	$424
Liabilities:
Foreign exchange contracts	$—	$197	$—	$197
Total liabilities at fair value	$—	$197	$—	$197

During the periods presented, the Company had no transfers of financial instruments between levels and there were no changes in valuation techniques or the inputs used in the fair value measurement.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Financial Instruments Not Carried at Fair Value

For financial instruments where the carrying value (which includes principal adjusted for any unamortized issuance costs and discounts or premiums) differs from fair value (which is based on quoted market prices), the following table represents the related carrying value and fair value for each of the Company’s outstanding financial instruments. Each of the financial instruments presented below was categorized as Level 2 for all periods presented, based on the frequency of trading immediately prior to the end of the second quarter of 2025 and the fourth quarter of 2024, respectively.

	December 27, 2024		June 28, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
4.75% senior unsecured notes due 2026	$2,297	$2,279	$2,296	$2,253
Variable interest rate Term Loan A-2 maturing 2027	2,505	2,487	2,578	2,539
3.00% convertible notes due 2028	1,571	2,155	1,568	2,556
2.85% senior notes due 2029	497	445	496	434
3.10% senior notes due 2032	496	418	496	407
Total	$7,366	$7,784	$7,434	$8,189

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6.    Derivative Instruments and Hedging Activities

As of December 27, 2024, the Company had outstanding foreign exchange forward contracts that were designated as either cash flow hedges or non-designated hedges. Substantially all of the contract maturity dates of these foreign exchange forward contracts do not exceed 12 months. As of December 27, 2024, the Company did not have any derivative contracts with credit-risk-related contingent features.

Changes in fair values of the non-designated foreign exchange contracts were recognized in Other income (expense), net and were largely offset by corresponding changes in the fair values of the foreign currency-denominated monetary assets and liabilities. For each of the three and six months ended December 27, 2024 and December 29, 2023, total net realized and unrealized transaction and foreign exchange contract currency gains and losses were not material to the Company’s Condensed Consolidated Financial Statements.

Unrealized gains or losses on designated cash flow hedges were recognized in AOCL. For more information regarding cash flow hedges, see Note 4, Supplemental Financial Statement Data – Accumulated other comprehensive loss.

Netting Arrangements

Under certain provisions and conditions within agreements with counterparties to the Company’s foreign exchange forward contracts, subject to applicable requirements, the Company has the right of offset associated with the Company’s foreign exchange forward contracts and is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. As of December 27, 2024 and June 28, 2024, the effect of rights of offset was not material and the Company did not offset or net the fair value amounts of derivative instruments in its Condensed Consolidated Balance Sheets.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7.    Debt

Debt consisted of the following:

	December 27, 2024	June 28, 2024
	(in millions)
4.75% senior unsecured notes due 2026	$2,300	$2,300
Variable interest rate Term Loan A-2 maturing 2027	2,513	2,588
3.00% convertible notes due 2028	1,600	1,600
2.85% senior notes due 2029	500	500
3.10% senior notes due 2032	500	500
Total debt	7,413	7,488
Issuance costs	(47)	(54)
Subtotal	7,366	7,434
Less: current portion of long-term debt	(150)	(1,750)
Long-term debt	$7,216	$5,684

During the three and six months ended December 27, 2024, the Company made scheduled repayments of the Term Loan A-2 maturing in January 2027 (the “Term Loan A-2”) of $38 million and $75 million, respectively. The Term Loan A-2 Loan bears interest, at the Company’s option, at a per annum rate equal to either (x) the Adjusted Term SOFR (as defined in the loan agreement governing the Term Loan A-2) plus an applicable margin varying from 1.125% to 2.000% or (y) a base rate plus an applicable margin varying from 0.125% to 1.000%, in each case depending on the corporate family ratings of the Company from at least two of the Credit Rating Agencies, with an initial interest rate of Adjusted Term SOFR plus 1.500%. The all-in interest rate for Term Loan A-2 as of December 27, 2024 was 6.107%.

During the six months ended December 27, 2024, the Company drew and repaid $150 million principal amount under its $2.25 billion revolving credit facility maturing in January 2027 (the “2027 Revolving Credit Facility”). As of December 27, 2024, the Company had no outstanding standby letters of credit and the available capacity under the 2027 Revolving Credit Facility was $2.25 billion as of that date.

The loan agreements governing the Company’s 2027 Revolving Credit Facility and Term Loan A-2 require the Company to comply with a financial leverage ratio covenant. As of December 27, 2024, the Company was in compliance with the financial covenant.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the calendar quarter ended June 30, 2024, the sale price conditional conversion feature of the 2028 Convertible Notes was triggered. As a result, the holder of the 2028 Convertible Notes had the right to convert the 2028 Convertible Notes during the next succeeding calendar quarter through September 30, 2024. Consequently, the Company classified the 2028 Convertible Notes in the Current portion of long-term debt in the Condensed Consolidated Financial Statements as of June 28, 2024. The sale price conditional conversion feature was not triggered during the calendar quarter ended December 31, 2024 and accordingly, the holders of the 2028 Convertible Notes no longer have the right to convert the notes during the succeeding calendar quarter ending March 31, 2025. As a result, the 2028 Convertible Notes were classified as Long-term debt in the Condensed Consolidated Financial Statements as of December 27, 2024. The Company will continue to evaluate the conversion feature quarterly to determine if the 2028 Convertible Notes become convertible in future periods.

In connection with the issuance of the 2028 Convertible Notes, the Company also entered into privately negotiated capped call transactions with certain counterparties (the “Capped Calls”). The Capped Calls each have a strike price of approximately $52.20 per share, subject to certain adjustments, which correspond to the initial conversion price of the 2028 Convertible Notes. The Capped Calls have initial cap prices of $70.26 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, approximately 8 million shares of the Company’s common stock. The Capped Calls are generally intended to reduce or offset the potential dilution to the Company’s common stock upon any conversion of the 2028 Convertible Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. However, if the market price per share of the Company’s common stock, as measured under the terms of the Capped Calls, exceeds the cap prices of the Capped Calls, there would not be an offset for the excess. The Capped Calls are separate transactions and not part of the terms of the 2028 Convertible Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in shareholders’ equity and are not accounted for as derivatives.

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

Obligations and Funded Status

The following table presents the unfunded status of the benefit obligations for the Pension Plans:

	December 27, 2024	June 28, 2024
	(in millions)
Benefit obligation at end of period	$247	$244
Fair value of plan assets at end of period	179	184
Unfunded status	$68	$60

The following table presents the unfunded amounts related to the Pension Plans as recognized on the Company’s Condensed Consolidated Balance Sheets:

	December 27, 2024	June 28, 2024
	(in millions)
Current liabilities (included in Accrued expenses)	$1	$1
Non-current liabilities (included in Other liabilities)	67	59
Net amount recognized	$68	$60

Net periodic benefit costs were immaterial for the three and six months ended December 27, 2024 and December 29, 2023.

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

The following table presents the notes receivable from, and equity investments in, Flash Ventures:

	December 27, 2024	June 28, 2024
	(in millions)
Notes receivable, Flash Partners	$72	$1
Notes receivable, Flash Alliance	35	5
Notes receivable, Flash Forward	476	485
Investment in Flash Partners	44	149
Investment in Flash Alliance	111	216
Investment in Flash Forward	123	135
Total notes receivable and investments in Flash Ventures	$861	$991

The Company made net payments to Flash Ventures for purchased flash-based memory wafers and net loans of $1.1 billion and $2.0 billion during the three and six months ended December 27, 2024, respectively, and $0.8 billion and $1.8 billion during the three and six months ended December 29, 2023, respectively.

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

As of December 27, 2024 and June 28, 2024, the Company had accounts payable balances due to Flash Ventures of $252 million and $313 million, respectively.

The Company’s maximum reasonably estimable loss exposure (excluding lost profits) as a result of its involvement with Flash Ventures, based upon the Japanese yen to U.S. dollar exchange rate at December 27, 2024, is presented below. Investments in Flash Ventures are denominated in Japanese yen, and the maximum estimable loss exposure excludes any cumulative translation adjustment due to revaluation from the Japanese yen to the U.S. dollar.

December 27, 2024
(in millions)
Notes receivable	$583
Equity investments	278
Operating lease guarantees	1,343
Inventory and prepayments	1,393
Maximum estimable loss exposure	$3,597

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

Flash Ventures has historically operated near 100% of its manufacturing capacity. During the three and six months ended December 29, 2023, as a result of flash market conditions, the Company temporarily reduced its utilization of its share of Flash Ventures’ manufacturing capacity to an abnormally low level to more closely align the Company’s flash-based wafer supply with projected demand. During the three and six months ended December 29, 2023, the Company incurred costs of $107 million and $249 million, respectively, associated with the reduction in utilization related to Flash Ventures, which was recorded as a charge to Cost of revenue. No such charges were incurred during the three and six months ended December 27, 2024.

The Company has facility agreements with Kioxia related to the construction and operation of Kioxia’s “K1” 300-millimeter wafer fabrication facility in Kitakami, Japan, a wafer fabrication facility in Yokkaichi, Japan, referred to as “Y7”, and a wafer fabrication facility in Kitakami, Japan, referred to as “K2”. In connection with the start-up of these facilities, the Company has made prepayments toward future building depreciation. In connection with the start-up of the K1, K2 and Y7 facilities, the Company has made prepayments over time, and as of December 27, 2024, $944 million remains to be credited against future building depreciation charges. As of December 27, 2024, the Company is also committed to make additional building depreciation prepayments of $303 million, based on the Japanese yen to U.S. dollar exchange rate of 157.86 as of such date, payable as follows: $60 million for the remainder of fiscal year 2025, $30 million in fiscal year 2026, $111 million in fiscal year 2027, $89 million in fiscal year 2028 and $13 million in fiscal year 2029. As of December 27, 2024, in addition to the requirements to make building depreciation prepayments, the Company will also make payments for building depreciation of approximately $107 million at varying dates through fiscal year 2035.

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

The following table presents the Company’s portion of the remaining guarantee obligations under the Flash Ventures’ lease facilities in both Japanese yen and U.S. dollar-equivalent, based upon the Japanese yen to U.S. dollar exchange rate as of December 27, 2024.

	Lease Amounts
	(Japanese yen, in billions)	(U.S. dollar, in millions)
Total guarantee obligations	¥212	$1,343

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table details the breakdown of the Company’s remaining guarantee obligations between the principal amortization and the purchase option exercise price at the end of the term of the Flash Ventures lease agreements, in annual installments as of December 27, 2024 in U.S. dollars, based upon the Japanese yen to U.S. dollar exchange rate as of December 27, 2024:

Annual Installments	Payment of Principal Amortization	Purchase Option Exercise Price at Final Lease Terms	Guarantee Amount
	(in millions)
Remaining six months of 2025	$201	$49	$250
2026	406	113	519
2027	198	97	295
2028	83	93	176
2029	25	50	75
2030	4	24	28
Total guarantee obligations	$917	$426	$1,343

The Company and Kioxia have agreed to mutually contribute to, and indemnify each other and Flash Ventures for, environmental remediation costs or liability resulting from Flash Ventures’ manufacturing operations in certain circumstances. The Company has not made any indemnification payments, nor recorded any indemnification receivables, under any such agreements. As of December 27, 2024, no amounts have been accrued in the Condensed Consolidated Financial Statements with respect to these indemnification agreements.

Unis Venture

The Company has a venture with Unisplendour Corporation Limited and Unissoft (Wuxi) Group Co. Ltd. (“Unis”), referred to as the “Unis Venture”, to market and sell the Company’s products in China and to develop data storage systems for the Chinese market in the future. The Unis Venture is 49% owned by the Company and 51% owned by Unis. The Company accounts for its investment in the Unis Venture under the equity method of accounting. Revenue on products distributed by the Unis Venture is recognized upon sell through to third-party customers. For both the three and six months ended December 27, 2024, the Company recognized approximately 3% of its consolidated revenue on products distributed by the Unis Venture. For the three and six months ended December 29, 2023, the Company recognized approximately 4% and 3% of its consolidated revenue, respectively, on products distributed by the Unis Venture. The outstanding accounts receivable due from the Unis Venture were 6% and 7% of Accounts receivable, net as of both December 27, 2024 and June 28, 2024, respectively.

Sale of a Majority Interest in a Subsidiary

In connection with the Company’s strategic decision to outsource the manufacturing of certain components and assemblies in its flash-based products, on September 28, 2024, the Company’s wholly-owned subsidiary, SanDisk China Limited (“SanDisk China”) completed the sale of 80% of its equity interest in SanDisk Semiconductor (Shanghai) Co. Ltd. (“SDSS”), the Company’s indirect wholly-owned subsidiary in its Flash business that owned its Flash manufacturing facility, to JCET Management Co., Ltd. (“JCET”), a wholly-owned subsidiary of JCET Group Co., Ltd., a Chinese publicly listed company, thereby forming a venture between SanDisk China and JCET (the “Transaction”). The venture aims to provide independent semiconductor assembly, testing, and other related services in the People’s Republic of China for customers including, but not limited to, the Company and its affiliates.

Proceeds from the sale, including working capital adjustments, are $659 million pre-tax. On October 1, 2024, the Company received an initial pre-tax installment of $262 million. On January 6, 2025, the Company received a second pre-tax installment of $210 million and expects to receive remaining pre-tax proceeds of $187 million in five installments of approximately $37 million on September 28 of each year through September 28, 2029. As of December 27, 2024, the outstanding consideration receivable was recognized at its present value of $370 million, with $243 million within Other current assets and $127 million within Other non-current assets in the Condensed Consolidated Balance Sheets. The present value discount of $27 million as of December 27, 2024 will be accreted using the effective interest method to Interest income in the Condensed Consolidated Statements of Operations over the next five years.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company’s 20% retained interest in SDSS was determined to be valued at $158 million based on the fair value of the total pre-tax consideration received and receivable from JCET for its purchase of its 80% interest in SDSS. The Company accounts for its 20% interest in SDSS as an equity method investment within Other non-current assets in the Condensed Consolidated Balance Sheets. The Company’s 20% interest in the earnings of SDSS will be recognized one quarter in arrears and will be reported in Other net income (expense), net in the Condensed Consolidated Statements of Operations.

The Transaction resulted in a pre-tax gain of $113 million, calculated as the difference between the total consideration for the sale, including the outstanding consideration receivable and the fair value of the Company’s 20% retained interest, less the carrying value of the net assets divested, which included, among other items, $71 million of cash and cash equivalents and $303 million of goodwill allocated to SDSS.

Subsequent to and in connection with the SDSS sale, the Company entered into a five-year Supply Agreement with SDSS to purchase certain flash-based products with a minimum annual commitment of $550 million (“the minimum annual commitment”). The Supply Agreement contains specific penalties the Company must pay if SDSS’s revenue fails to meet the minimum annual commitment. The Supply Agreement also provides that if SDSS’s revenue is higher than the minimum annual commitment in any of the two years immediately succeeding any annual period where a shortfall penalty has been paid, SDSS shall reimburse the Company a true-up amount not exceeding the previously paid penalty amount. The Supply Agreement expires on September 28, 2029, and automatically renews for additional one-year terms unless earlier terminated by any of the parties. The Company also entered into an agreement to grant SDSS certain intellectual property rights on a royalty-free basis for use in manufacturing products on the Company’s behalf for the term of and under the Supply Agreement. For the six months ended December 27, 2024, the Company made purchases of $111 million under the Supply Agreement and had an account payable balance due to SDSS of $117 million as of December 27, 2024.

The Company also entered into a Transaction Services Agreement (“TSA”) to provide certain transitional services for one year following the closing of the Transaction. Charges under the TSA were not material.

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

The following table presents right-of-use lease assets and lease liabilities included in the Company’s Condensed Consolidated Balance Sheets:

	December 27, 2024	June 28, 2024
	(in millions)
Operating lease right-of-use assets (included in Other non-current assets)	$321	$326

Operating lease liabilities:
Current portion of long-term operating lease liabilities (included in Accrued expenses)	45	42
Long-term operating lease liabilities (included in Other liabilities)	298	307
Total operating lease liabilities	$343	$349

The following table summarizes supplemental disclosures of operating cost and cash flow information related to operating leases:

	Three Months Ended		Six Months Ended
	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
	(in millions)
Cost of operating leases	$17	$17	$33	$31
Cash paid for operating leases	14	17	31	32
Operating lease assets obtained in exchange for operating lease liabilities	8	9	19	177

The weighted average remaining lease term and discount rate for the Company’s operating leases were as follows:

	December 27, 2024	June 28, 2024
Weighted average remaining lease term in years	10.1	10.4
Weighted average discount rate	6.6%	6.6%

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of December 27, 2024, minimum lease payments were as follows:

Lease Amounts
(in millions)
Remaining six months of 2025	$31
2026	63
2027	55
2028	44
2029	37
Thereafter	255
Total future minimum lease payments	485
Less: imputed interest	142
Present value of lease liabilities	$343

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

Purchase Agreements and Other Commitments

In the normal course of business, the Company enters into purchase orders with suppliers for the purchase of components used to manufacture its products. These purchase orders generally cover forecasted component supplies needed for production during the next quarter, are recorded as a liability upon receipt of the components, and generally may be changed or canceled at any time prior to shipment of the components. The Company also enters into long-term agreements with suppliers that contain fixed future commitments, which are contingent on certain conditions such as performance, quality and technology of the vendor’s components. As of December 27, 2024, the Company had the following minimum long-term commitments:

Long-Term Commitments
(in millions)
Remaining six months of 2025	$112
2026	541
2027	613
2028	570
2029	570
Thereafter	660
Total	$3,066

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

	Three Months Ended		Six Months Ended
	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
	(in millions)
RSUs and PSUs	$71	$68	$143	$133
ESPP	6	4	18	16
Total	$77	$72	$161	$149

	Three Months Ended		Six Months Ended
	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
	(in millions)
Cost of revenue	$12	$13	$26	$26
Research and development	35	32	74	66
Selling, general and administrative	30	27	61	57
Subtotal	77	72	161	149
Tax benefit	(11)	(10)	(21)	(20)
Total	$66	$62	$140	$129

Any shortfalls or excess windfall tax benefits and tax deficiencies for shortfalls related to the vesting and exercise of stock-based awards, which are recognized as a component of the Company’s Income tax expense, were immaterial for the periods presented.

Compensation cost related to unvested RSUs, PSUs, and rights to purchase shares of common stock under the ESPP are generally amortized on a straight-line basis over the remaining average service period. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of December 27, 2024:

	Unamortized Compensation Costs	Weighted Average Service Period
	(in millions)	(years)
RSUs and PSUs (1)	$554	2.4
ESPP	57	1.9
Total unamortized compensation cost	$611

(1)    Weighted average service period assumes the performance conditions are met for the PSUs.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Plan Activities

RSUs and PSUs

The following table summarizes RSU and PSU activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value at Vest Date
	(in millions)		(in millions)
RSUs and PSUs outstanding at June 28, 2024	13.0	$44.42
Granted	4.1	62.72
Vested	(4.1)	44.81	$266
Forfeited	(0.5)	49.53
RSUs and PSUs outstanding at December 27, 2024	12.5	$51.81

RSUs and PSUs are generally settled in an equal number of shares of the Company’s common stock at the time of vesting of the units.

Convertible Preferred Stock

On January 31, 2023, the Board of Directors of the Company authorized the designation of 900,000 shares of Series A Convertible Perpetual Preferred Stock, par value $0.01 per share (the “Preferred Shares”), from the Company’s existing 5,000,000 authorized but unissued shares of preferred stock and issued the Preferred Shares through a private placement. As of December 27, 2024 and June 28, 2024, 235,000 of the Preferred Shares were outstanding.

The Preferred Shares have a stated value of $1,000 per share and accrue a cumulative preferred dividend at an annual rate of 6.25% per annum (increasing to 7.25% per annum on January 31, 2030 and to 8.25% per annum on January 31, 2033) compounded on a quarterly basis. The Preferred Shares also participate in any dividends declared for common shareholders on an as-converted equivalent basis. No dividends have been declared or paid since the issuance of the Preferred Shares. As of December 27, 2024 and June 28, 2024, unpaid and cumulative dividends payable with respect to the Preferred Shares were $30 million and $22 million, respectively.

The Preferred Shares are convertible into shares of the Company’s common stock at an initial conversion rate of $47.75 per share (the “Conversion Price”) (subject to anti-dilution adjustments and certain other one-time adjustments upon the occurrence of various specified spin-off transactions) applied to the aggregate sum of the stated value of the Preferred Shares plus any cumulative accrued but unpaid dividends. In the event of a standalone spin-off transaction, the holders of the Preferred Shares may have one third of their Preferred Shares converted to a similar class of preferred shares of the spin-off entity. The Preferred Shares will be convertible at the option of the Company after January 31, 2026 if the closing price per share of the Company’s common stock exceeds 150% of the Conversion Price for at least 20 out of 30 consecutive trading days immediately prior to the Company’s conversion notice.

As of December 27, 2024 and June 28, 2024, the Preferred Shares outstanding had an aggregate liquidation preference of $265 million and $257 million, respectively, and would have been convertible, if otherwise permitted, into approximately 6 million and 5 million shares of common stock, respectively, on each such date.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 12.    Income Tax Expense

Beginning in fiscal year 2023, the Tax Cuts and Jobs Act requires the Company to capitalize and amortize R&D expenses rather than expensing them in the year incurred. The tax effects related to the capitalization of R&D expenses are included in the effective tax rate for the three and six months ended December 27, 2024 and December 29, 2023.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which contained significant changes to laws related to tax, climate, energy, and health care. The tax measures include, among other things, a corporate alternative minimum tax (“CAMT”) of 15% on corporations with three-year average annual adjusted financial statement income (“AFSI”) exceeding $1.0 billion. The CAMT was effective for the Company beginning with fiscal year 2024. The Company does not expect to be subject to CAMT for fiscal year 2025 as its average annual AFSI did not exceed $1.0 billion for the preceding three-year period.

On December 20, 2021, the Organization for Economic Co-operation and Development G20 (“OECD/G20”) Inclusive Framework on Base Erosion and Profit Shifting released Model Global Anti-Base Erosion rules under Pillar Two. Several non-U.S. jurisdictions have either enacted legislation or announced their intention to enact future legislation to adopt certain or all components of Pillar Two, some of which are effective for the Company in fiscal year 2025. For fiscal year 2025, the Company currently expects to be able to meet certain transitional safe harbors and does not expect any material Pillar Two taxes. As more jurisdictions adopt this legislation in fiscal year 2026, there may be material increases in the Company’s future tax obligations in certain jurisdictions.

The following table presents the Company’s Income tax expense and the effective tax rate:

	Three Months Ended		Six Months Ended
	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
	($ in millions)
Income (loss) before taxes	$741	$(259)	$1,369	$(941)
Income tax expense	147	28	282	31
Effective tax rate	20%	(11)%	21%	(3)%

The relative mix of earnings and losses by jurisdiction, the deduction for foreign-derived intangible income, credits, and tax holidays in Malaysia, the Philippines, and Thailand that have or will expire at various dates during years 2025 through 2031 resulted in decreases to the Company’s effective tax rate below the U.S. statutory rate for the three and six months ended December 27, 2024. However, the tax effects of the mandatory capitalization of R&D expenses offset these decreases, resulting in the Company’s effective tax rate being closer to the U.S. Federal statutory rate for the three and six months ended December 27, 2024.

The primary drivers of the difference between the effective tax rate for the three and six months ended December 29, 2023 and the U.S. Federal statutory rate of 21% are the relative mix of earnings and losses by jurisdiction, and the deduction for foreign-derived intangible income, credits, and tax holidays in Malaysia, the Philippines, and Thailand that will expire at various dates during years 2024 through 2031. In addition, the effective tax rate for the six months ended December 29, 2023 includes the discrete effect of a net decrease of $30 million to the liability for unrecognized tax benefits, which includes interest and offsetting tax benefits, as a result of adjustments to align with IRS calculations.

Uncertain Tax Positions

With the exception of certain unrecognized tax benefits that are directly associated with the tax position taken, unrecognized tax benefits are presented gross in the Condensed Consolidated Balance Sheets.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits excluding accrued interest and penalties for the six months ended December 27, 2024 (in millions):

Accrual balance at June 28, 2024	$721
Gross increases related to current year tax positions	8
Gross increases related to prior year tax positions	4
Gross decreases related to prior year tax positions	(5)
Settlements	(39)
Lapse of statute of limitations	(1)
Accrual balance at December 27, 2024	$688

In addition to the amounts noted above, interest and penalties related to unrecognized tax benefits are recognized in liabilities recorded for uncertain tax positions and are recorded in the provision for income taxes. Accrued interest and penalties included in the Company’s liability related to unrecognized tax benefits as of December 27, 2024 were $72 million. Of the aggregate unrecognized tax benefits, including interest and penalties, as of December 27, 2024, approximately $594 million could result in potential cash payments. The Company is not able to provide a reasonable estimate of the timing of future tax payments related to these obligations.

The Company had previously reached a final agreement with the IRS regarding notices of deficiency with respect to years 2008 through 2012 and in February 2024 also reached a final agreement for resolving the notices of proposed adjustments with respect to years 2013 through 2015. During the six months ended December 27, 2024, the Company made a payment of $130 million for interest with respect to years 2008 through 2012 and $32 million for tax and interest with respect to years 2013 through 2015, resulting in no remaining liability as of December 27, 2024 related to all years from 2008 through 2015.

In connection with settlements for the years 2008 through 2015, the Company expects to realize reductions to its mandatory deemed repatriation tax obligations and tax savings from interest deductions in future years aggregating to approximately $166 million. Of this amount, $65 million of the interest savings from the interest paid with respect to years 2008 through 2015 is classified as a deferred tax asset due to interest expense limitation rules.

The Company believes that adequate provision has been made for any adjustments that may result from any other tax examinations. However, the outcome of such tax examinations cannot be predicted with certainty. If any issues addressed in the Company’s tax examinations are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of December 27, 2024, with the exception of the IRS matter discussed above, it was not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of the Company’s liability for unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of the Company’s tax returns.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 13.    Net Income (Loss) Per Common Share

The following table presents the computation of basic and diluted income (loss) per common share:

	Three Months Ended		Six Months Ended
	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
	(in millions, except per share data)
Net income (loss)	$594	$(287)	$1,087	$(972)
Less: dividends allocated to preferred shareholders	4	14	8	29
Less: income attributable to participating securities(1)	9	—	17	—
Net income (loss) attributable to common shareholders	581	(301)	1,062	(1,001)
Re-allocation of participating securities considered potentially dilutive securities	—	—	1	—
Diluted net income (loss) attributable to common shareholders	$581	$(301)	$1,063	$(1,001)

Weighted average shares outstanding:
Basic	346	325	345	324
RSUs, PSUs, ESPP, and the convertible notes	11	—	12	—
Diluted	357	325	357	324
Net income (loss) per common share
Basic	$1.68	$(0.93)	$3.08	$(3.09)
Diluted	$1.63	$(0.93)	$2.98	$(3.09)
Anti-dilutive potential common shares excluded	—	14	—	14

(1)     Preferred stock represents participating securities because they participate in any dividends on shares of common stock on a pari passu, pro rata basis. Preferred stock does not participate in undistributed net losses.

Basic net income (loss) per share attributable to common shareholders is computed using (i) net income (loss) less (ii) dividends allocated to preferred shareholders less (iii) net income (loss) attributable to participating securities divided by (iv) weighted average basic shares outstanding. Diluted net income or loss per share attributable to common shareholders is computed as (i) basic net income (loss) attributable to common shareholders plus (ii) diluted adjustments to income allocable to participating securities divided by (iii) weighted average diluted shares outstanding. The “if-converted” method is used to determine the dilutive impact for the convertible notes and the preferred shares. The treasury stock method is used to determine the dilutive impact of unvested equity awards.

Potentially dilutive common shares include dilutive outstanding employee stock options, RSUs and PSUs, rights to purchase shares of common stock under the Company’s ESPP, shares issuable in connection with the Company’s convertible notes, and the preferred shares. For the three months and six months ended December 27, 2024, all common shares subject to outstanding equity awards are included in the calculation of diluted shares based on the Company’s average stock price during the period. For the three months and six months ended December 29, 2023, the Company recorded a net loss, and all shares subject to outstanding equity awards were excluded from the calculation of diluted shares for those periods because their impact would have been anti-dilutive.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 14.    Employee Termination, Asset Impairment and Other

Business Realignment

The Company periodically incurs charges to realign its operations with anticipated market demand, primarily consisting of organization rationalization designed to streamline its business, reduce its cost structure, and focus its resources. The Company may also record credits related to gains upon sale of property in connection with these activities. In this regard, for the six months ended December 29, 2023, the Company reassessed existing capacity development plans and made a decision to cancel certain projects, including projects to expand capacity in its Penang, Malaysia facility, resulting in the impairment of existing construction in progress, other assets and the recognition of a liability for certain contract termination costs. The Company also took actions to reduce the amount of capital invested in facilities, including the sale-leaseback of its facility in Milpitas, California in September 2023 as discussed in Note 10, Leases and Other Commitments.

The Company recorded the following net charges related to these actions for the periods presented:

	Three Months Ended		Six Months Ended
	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
	(in millions)
Employee termination benefits	$2	$24	$2	$43
Asset impairments	—	—	—	94
Other charges (gains):
Recovery of non-cancellable PO	(9)	—	(9)	—
Contract termination and other	—	—	2	29
Gain on sale-leaseback of facility	—	—	—	(85)
Total employee termination, asset impairment and other	$(7)	$24	$(5)	$81

The following table presents an analysis of the components of these activities against the reserve (included in Accrued expenses) during the six months ended December 27, 2024:

	Employee Termination Benefits	Contract Termination and Other	Total
	(in millions)
Accrual balance at June 28, 2024	$—	$28	$28
Charges	2	2	4
Cash payments	—	(5)	(5)
Recovery of non-cancellable PO	—	(9)	(9)
Accrual balance at December 27, 2024	$2	$16	$18

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

The Company’s current payment terms with its suppliers under these programs generally range from 60 to 90 days. The Company does not provide any guarantees to any third parties and no assets are pledged in connection with the arrangements.

The Company’s outstanding payment obligations to vendors eligible to participate under its supplier finance program were $37 million and $37 million as of December 27, 2024 and June 28, 2024, respectively, and are included within Accounts payable on the Company’s Condensed Consolidated Balance Sheets.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 16.    Legal Proceedings

Tax

For disclosures regarding the status of statutory notices of deficiency issued by the IRS with regard to tax years 2008 through 2015, see Note 12, Income Tax Expense.

Intellectual Property Litigation

On August 26, 2022, MR Technologies, GmbH (“MRT”) filed an action in the United States District Court for the Central District of California (the “Central District Court”) against the Company’s wholly-owned subsidiary, Western Digital Technologies, Inc., alleging infringement of U.S. Patent Nos. 9,978,413, 9,928,864, 11,133,031 and 11,138,997, each of which relate to hard disk drive media. As the case progressed, MRT dropped its claims with respect to U.S. Patent Nos. 9,978,413 and 11,133,031, and the case proceeded to trial in July 2024 on the remaining two patents (together, the “MRT Patents”). The trial concluded on July 26, 2024, and the jury awarded MRT a lump sum of $262 million for use of the MRT Patents in the past and through their remaining lives. MRT also requested and was awarded prejudgment interest totaling $117 million in a judgment entered on August 15, 2024. In addition, MRT requested attorney’s fees and post-judgment interest.

In the fourth quarter of fiscal year 2024, the Company recognized an aggregate liability for this matter of $384 million with $291 million recognized as an Operating expense under Litigation matter for the year ended June 28, 2024 and $93 million recognized as Other non-current assets for the patent licenses, to be amortized over their remaining lives. During the three and six months ended December 27, 2024, the Company recognized incremental charges of $0 and $3 million, respectively, related to plaintiff’s attorney’s fees in Operating expense under Litigation matter; $4 million and $6 million, respectively, of post-judgment interest in Other income (expense), net; and $10 million and $19 million, respectively, in Cost of revenue from the amortization of licenses related to this matter. The Company believes it has meritorious defenses, has filed post-trial motions, and if not successful, plans to appeal the judgment and continue to defend itself vigorously.

On September 28, 2016, SPEX Technologies, Inc. (“SPEX”) filed a lawsuit in the Central District Court against the Company and two of the Company’s current or former wholly-owned subsidiaries, Western Digital Technologies, Inc. and HGST Inc., alleging infringement of U.S. Patent Nos. 6,088,802 and 6,003,135, both of which allegedly relate to moving a security mechanism (e.g., the encrypting/decrypting mechanism) from a host computer or a separate device to a peripheral device that provides data storage. As the case progressed, SPEX dismissed its allegations relating to U.S. Patent No. 6,003,135 and narrowed its case to one claim under U.S. Patent No. 6,088,802 asserted against certain HDD products that may include certain encryption capabilities. The trial commenced on October 8, 2024, and concluded on October 18, 2024, and the jury awarded SPEX damages of $316 million for the use of one claim related to U.S. Patent No. 6,088,802 in the past, prior to its expiration in 2017. On January 8, 2025, the Court entered judgment for SPEX in accordance with the verdict and also awarded SPEX prejudgment interest of $237 million and legal costs. The Company intends to contest the verdict and, based on available arguments, the Company believes the jury verdict and the prejudgment interest and legal costs will be reversed, amended or vacated when the Company files motions for judgment as a matter of law in the district court or presents its appeal to the United States Court of Appeals for the Federal Circuit, if necessary. The Company therefore believes a loss is not probable and has not accrued a liability as a result of the jury verdict or the entry of judgment in its financial statements as of December 27, 2024.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws, and should be read in conjunction with the disclosures we make concerning risks and other factors that may affect our business and operating results. You should read this information in conjunction with the unaudited Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited Consolidated Financial Statements and notes thereto included in Part II, Item 8 of our Annual Report on Form 10‑K for the fiscal year ended June 28, 2024. See also “Forward-Looking Statements” immediately prior to Part I, Item 1 in this Quarterly Report on Form 10‑Q.

Unless otherwise indicated, references herein to specific years and quarters are to our fiscal years and fiscal quarters. As used herein, the terms “we,” “us,” “our,” and the “Company” refer to Western Digital Corporation and its subsidiaries.

Our Company

We are a leading developer, manufacturer, and provider of data storage devices and solutions based on both hard disk drive and NAND flash technologies. With a differentiated innovation engine driving advancements in storage and semiconductor technologies, our broad and ever-expanding portfolio delivers powerful hard disk drives (“HDD”) and flash-based products (“Flash”) solutions for everyone from students, gamers, and home offices to the largest enterprises and public clouds to capture, preserve, access, and transform an ever-increasing diversity of data.

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

Key Developments

Separation of Business Units

On October 30, 2023, we announced that our Board of Directors had completed its strategic review of our business and, after evaluating a comprehensive range of alternatives, authorized us to pursue a plan to separate our HDD and Flash business units to create two independent, public companies, with Sandisk Corporation, currently a wholly owned subsidiary of the Company, holding our Flash business, and Western Digital focusing on our existing HDD business. We believe the separation will better position each business unit to execute innovative technology and product development, capitalize on unique growth opportunities, extend respective leadership positions, and operate more efficiently with distinct capital structures. At the beginning of our second quarter of fiscal year 2025, we entered the soft-spin phase of our separation plan. The soft-spin phase represents the period when we begin testing critical processes and systems for each future HDD and Flash company to ensure that both are ready to operate independently at legal separation. We continue to make progress on the work required to execute the separation. The separation will be effected through a pro rata distribution of 80.1% of the outstanding shares of Sandisk Corporation to holders of the Company’s common stock as of February 12, 2025, the record date for the distribution. We expect the distribution to occur on or about February 21, 2025. However, completion of the planned separation is subject to certain conditions, and no assurance can be provided as to the timing of the distribution or that all conditions to the distribution will be met.

Operational Update

Macroeconomic factors such as inflation, changes in interest rates, and recession concerns softened demand for our products during the first half of 2024. As a result, we and our industry experienced a supply-demand imbalance, which resulted in reduced shipments and negatively impacted pricing during those periods. To adapt to these conditions, we implemented measures to reduce operating expenses and proactively manage supply and inventory to align with demand and improve our capital efficiency while continuing to deploy innovative products. These actions enabled us to scale back on capital expenditures, consolidate production lines, and reduce production, which resulted in incremental charges for employee termination, asset impairment, and charges for unabsorbed manufacturing overhead costs in HDD and Flash due to the underutilization of facilities as we temporarily scaled back production.

We have seen an improvement in the supply and demand dynamic in HDD, leading to improved revenues in the first half of fiscal 2025 from the comparable period in the prior year. However, in Flash, we are experiencing what we believe is a mid-cycle slowdown. We expect to incur charges for unabsorbed manufacturing overhead costs as a result of the reduced utilization of our manufacturing capacity in the remainder of fiscal 2025 as we moderate production levels to align with demand in Flash. We anticipate that digital transformation, including the artificial intelligence data-cycle, will drive improved market conditions in both HDD and Flash in the long term.

We will continue to actively monitor developments impacting our business and may take additional responsive actions that we determine to be in the best interest of our business and stakeholders.

Sale of a Majority Interest in a Subsidiary

As discussed in Part I, Item 1, Note 9, Related Parties and Related Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, on September 28, 2024, our wholly-owned subsidiary, SanDisk China Limited (“SanDisk China”) completed the sale of 80% of its equity interest in SanDisk Semiconductor (Shanghai) Co. Ltd. (“SDSS”), our indirect wholly-owned subsidiary in our Flash business that owned our Flash manufacturing facility, to JCET Management Co., Ltd. (“JCET”), a wholly-owned subsidiary of JCET Group Co., Ltd., a Chinese publicly listed company, thereby forming a venture between SanDisk China and JCET. The transaction resulted in a pre-tax gain of $113 million.

Subsequent to and in connection with the SDSS sale, we entered into a five-year Supply Agreement with SDSS to purchase certain flash-based products with a minimum annual commitment of $550 million. As a result of this transaction, we expect to incur a modest reduction in annual operating expenses and a reduction in annual capital expenditures related to assembly and testing of flash-based products. We also anticipate that the transition to a contract manufacturing model through SDSS will result in a small increase in our annual cost of revenue for flash-based products.

Tax Resolution

As previously disclosed, we had previously reached a final agreement with the IRS and received notices of deficiency with respect to years 2008 through 2012 and in February 2024, also reached a final agreement for resolving the notices of proposed adjustments with respect to years 2013 through 2015. During the six months ended December 27, 2024, we made payments aggregating $162 million for tax and interest with respect to years 2008 through 2015 and have no remaining liability as of December 27, 2024 related to all years from 2008 through 2015. Additional information regarding these settlements and our assessment of the potential tax and interest payments we expect to pay in connection with the settlements is provided in our discussion of Income tax expense in our “Results of Operations” below, as well as in Part I, Item 1, Note 12, Income Tax Expense, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, and in the “Short- and Long-term Liquidity – Unrecognized Tax Benefits” section below.

Results of Operations

Second Quarter and First Half Overview

The following table sets forth, for the periods presented, selected summary information from our Condensed Consolidated Statements of Operations by dollars and percentage of net revenue(1):

	Three Months Ended
	December 27, 2024		December 29, 2023		$ Change	% Change
	$ in millions
Revenue, net	$4,285	100.0%	$3,032	100.0%	$1,253	41%
Cost of revenue	2,769	64.6	2,540	83.8	229	9
Gross profit	1,516	35.4	492	16.2	1,024	208
Operating expenses:
Research and development	502	11.7	444	14.6	58	13
Selling, general and administrative	238	5.6	198	6.5	40	20
Gain on business divestiture	(113)	(2.6)	—	—	(113)	n/a
Business separation costs	44	1.0	36	1.2	8	22
Employee termination, asset impairment and other	(7)	(0.2)	24	0.8	(31)	(129)
Total operating expenses	664	15.5	702	23.2	(38)	(5)
Operating income (loss)	852	19.9	(210)	(6.9)	1,062	506
Interest and other expense:
Interest income	11	0.3	12	0.4	(1)	(8)
Interest expense	(95)	(2.2)	(108)	(3.6)	13	(12)
Other income (expense), net	(27)	(0.6)	47	1.6	(74)	(157)
Total interest and other expense, net	(111)	(2.6)	(49)	(1.6)	(62)	127
Income (loss) before taxes	741	17.3	(259)	(8.5)	1,000	386
Income tax expense	147	3.4	28	0.9	119	425
Net income (loss)	594	13.9	(287)	(9.5)	881	307
Less: dividends allocated to preferred shareholders	4	0.1	14	0.5	(10)	(71)
Less: income attributable to preferred shareholders	9	0.2	—	—	9	n/a
Net income (loss) attributable to common shareholders	$581	13.6%	$(301)	(9.9)%	$882	293%

(1)    Percentages may not total due to rounding.

	Six Months Ended
	December 27, 2024		December 29, 2023		$ Change	% Change
	$ in millions
Revenue, net	$8,380	100.0%	$5,782	100.0%	$2,598	45%
Cost of revenue	5,313	63.4	5,191	89.8	122	2
Gross profit	3,067	36.6	591	10.2	2,476	419
Operating expenses:
Research and development	1,021	12.2	875	15.1	146	17
Selling, general and administrative	480	5.7	405	7.0	75	19
Gain on business divestiture	(113)	(1.3)	—	—	(113)	n/a
Business separation costs	87	1.0	36	0.6	51	142
Litigation matter	3	—	—	—	3	n/a
Employee termination, asset impairment and other	(5)	(0.1)	81	1.4	(86)	(106)
Total operating expenses	1,473	17.6	1,397	24.2	76	5
Operating income (loss)	1,594	19.0	(806)	(13.9)	2,400	298
Interest and other expense:
Interest income	20	0.2	20	0.3	—	—
Interest expense	(194)	(2.3)	(206)	(3.6)	12	(6)
Other income (expense), net	(51)	(0.6)	51	0.9	(102)	(200)
Total interest and other expense, net	(225)	(2.7)	(135)	(2.3)	(90)	67
Income (loss) before taxes	1,369	16.3	(941)	(16.3)	2,310	245
Income tax expense	282	3.4	31	0.5	251	810
Net income (loss)	1,087	13.0	(972)	(16.8)	2,059	212
Less: dividends allocated to preferred shareholders	8	0.1	29	0.5	(21)	(72)
Less: income attributable to preferred shareholders	17	0.2	—	—	17	n/a
Net income (loss) attributable to common shareholders	$1,062	12.7%	$(1,001)	(17.3)%	$2,063	206%

(1)    Percentages may not total due to rounding.

The following table sets forth, for the periods presented, a summary of our segment information:

	Three Months Ended		Six Months Ended
	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
	$ in millions
Net revenue:
HDD	$2,409	$1,367	$4,620	$2,561
Flash	1,876	1,665	3,760	3,221
Total net revenue	$4,285	$3,032	$8,380	$5,782
Gross profit:
HDD	$929	$339	$1,772	$612
Flash	609	131	1,341	(30)
Unallocated corporate items:
Stock-based compensation expense	(12)	(13)	(26)	(26)
Amortization of licenses related to a litigation matter	(10)	—	(19)	—
Amortization of acquired intangible assets	—	(1)	(1)	(1)
Recovery from contamination incident	—	36	—	36
Total unallocated corporate items	(22)	22	(46)	9
Consolidated gross profit	$1,516	$492	$3,067	$591
Gross margin:
HDD	38.6%	24.8%	38.4%	23.9%
Flash	32.5%	7.9%	35.7%	(0.9)%
Consolidated gross margin	35.4%	16.2%	36.6%	10.2%

The following table sets forth for the periods presented, summary information regarding our disaggregated revenue:

	Three Months Ended		Six Months Ended
	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
	(in millions)
Revenue by end market
Cloud	$2,346	$1,071	$4,554	$1,943
Client	1,168	1,122	2,377	2,269
Consumer	771	839	1,449	1,570
Total revenue	$4,285	$3,032	$8,380	$5,782

Revenue by geography
Asia	$1,995	$1,699	$3,832	$3,250
Americas	1,428	804	3,118	1,466
Europe, Middle East and Africa	862	529	1,430	1,066
Total revenue	$4,285	$3,032	$8,380	$5,782

Net Revenue

Comparison of Three and Six Months Ended December 27, 2024 to Three and Six Months Ended December 29, 2023

The increase in consolidated net revenue for the three and six months ended December 27, 2024 from the comparable periods in the prior year reflected increases in both HDD and Flash revenue as discussed in more detail below.

HDD revenue increased by 76% for the three months ended December 27, 2024 from the comparable period in the prior year, as a result of a 93% increase in exabytes sold, primarily from higher shipments of our high capacity enterprise drives, partially offset by an 8% decline in average selling prices per gigabyte primarily due to a shift in the product mix to larger capacity drives. HDD revenue increased by 80% for the six months ended December 27, 2024 from the comparable period in the prior year, as a result of a 99% increase in exabytes sold, partially offset by a 9% decline in average selling prices per gigabyte, driven by the same factors described for the three-month period.

Flash revenue increased by 13% for the three months ended December 27, 2024 from the comparable period in the prior year, reflecting a 14% increase in average selling prices per gigabyte primarily due to improved pricing as the supply-demand balance improved. Flash revenue increased by 17% for the six months ended December 27, 2024 from the comparable period in the prior year, resulting from a 26% increase in average selling prices per gigabyte, partially offset by a 7% decline in exabytes sold. The increase in average selling prices per gigabyte was attributable to the same factors described above for the three-month period while the decrease in exabytes sold for the period was driven by softer demand in the Client and Consumer end markets in the first three months of the year.

Cloud revenue increased by 119% for the three months ended December 27, 2024 from the comparable period in the prior year, reflecting a 114% increase in exabytes sold and a 4% increase in average selling prices per gigabyte. The increase in exabytes sold was driven by higher shipments of our high capacity enterprise HDD products stemming from new data center builds. The increase in average selling prices per gigabyte was primarily due to improved pricing in Flash as the supply-demand balance improved. Cloud revenue increased by 134% for the six months ended December 27, 2024 from the comparable period in the prior year, reflecting a 126% increase in exabytes sold and a 5% increase in average selling prices per gigabyte. The increase in exabytes sold and average selling prices per gigabyte are attributed to the same factors described for the three-month period.

Client revenue increased by 4% for the three months ended December 27, 2024 from the comparable period in the prior year, reflecting a 15% increase in average selling prices per gigabyte, partially offset by an 11% decrease in exabytes sold. The increase in average selling prices per gigabyte over the prior year period was primarily due to improved pricing in Flash, partially offset by a decline in pricing in HDD. The decline in exabytes sold reflected a near-term drop in demand for Flash products. Client revenue increased by 5% for the six months ended December 27, 2024 from the comparable period in the prior year, reflecting a 24% increase in average selling prices per gigabyte, partially offset by a 16% decrease in exabytes sold. The increase in average selling prices per gigabyte and the decline in exabytes sold over the prior year are attributed to the same factors described for the three-month period.

Consumer revenue declined by 8% for the three months ended December 27, 2024 from the comparable period in the prior year, reflecting a 5% decrease in exabytes sold and a 3% decline in average selling prices per gigabyte, which were driven by softer demand and pricing declines in both HDD and Flash products. Consumer revenue declined by 8% for the six months ended December 27, 2024 from the comparable period in the prior year, reflecting a 10% decrease in exabytes sold, partially offset by a 3% increase in average selling prices per gigabyte. The decrease in exabytes sold was primarily driven by softer demand in both HDD and Flash products in this end market. The increase in average selling prices per gigabyte was primarily due to improved pricing in both HDD and Flash from the improvement in the supply-demand balance in the first quarter of the year.

The changes in net revenue by geography for the three and six months ended December 27, 2024 from the comparable period in the prior year reflected higher revenue in the Americas region from Cloud customers as noted above.

Our top 10 customers accounted for 51% and 50% of our net revenue for the three and six months ended December 27, 2024, respectively, compared to 39% of our net revenue for both the three and six months ended December 29, 2023. For the three and six months ended December 27, 2024, one customer accounted for 14% of our net revenue. For the three and six months ended December 29, 2023, no single customer accounted for 10% or more of our net revenue.

Consistent with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. These programs represented 15% and 14% of gross revenue for the three and six months ended December 27, 2024 and 18% and 19% for the three and six months ended December 29, 2023, respectively. The amounts attributed to our sales incentive and marketing programs generally vary according to several factors, including industry conditions, list pricing strategies, seasonal demand, competitor actions, channel mix, and overall availability of products. The decrease in program amounts in the current period reflects the improved demand and pricing environment. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue.

Gross Profit and Gross Margin

Consolidated gross profit increased by $1.02 billion for the three months ended December 27, 2024 from the comparable period in the prior year, primarily due to higher product shipments, improved pricing, and favorable product mix. In addition, the prior year period included charges for unabsorbed manufacturing overhead costs as a result of the reduced utilization of our manufacturing capacity of $156 million ($49 million in HDD and $107 million in Flash), which were not incurred in the current period. Consolidated gross margin increased by 19 percentage points year over year, mainly due to improved pricing and favorable product mix with approximately 5 percentage points of the increase due to the unabsorbed manufacturing overhead costs incurred in the prior year period but not incurred in the current period.

HDD gross margin for the three months ended December 27, 2024 increased by approximately 14 percentage points year over year, primarily due to higher product shipments with approximately 4 percentage points of the increase due to the unabsorbed manufacturing overhead costs incurred in the prior year period but not incurred in the current period.

Flash gross margin for the three months ended December 27, 2024 increased by approximately 25 percentage points year over year, primarily due to improved pricing and favorable product mix with approximately 6 percentage points of the increase due to the unabsorbed manufacturing overhead costs incurred in the prior year period but not incurred in the current period.

Consolidated gross profit increased by $2.48 billion for the six months ended December 27, 2024 from the comparable period in the prior year, primarily due to higher product shipments, improved pricing, and favorable product mix. In addition, the prior year period included charges for unabsorbed manufacturing overhead costs as a result of the reduced utilization of our manufacturing capacity of $381 million ($132 million in HDD and $249 million in Flash), which were not incurred in the current period. Consolidated gross margin increased by approximately 26 percentage points year over year, mainly due to improved pricing and favorable product mix with approximately 7 percentage points of the increase due to the unabsorbed manufacturing overhead costs incurred in the prior year period but not incurred in the current period.

HDD gross margin for the six months ended December 27, 2024 increased by approximately 15 percentage points year over year, primarily due to higher product shipments with approximately 5 percentage points of the increase due to the unabsorbed manufacturing overhead costs incurred in the prior year period but not incurred in the current period.

Flash gross margin for the six months ended December 27, 2024 increased by approximately 37 percentage points year over year, primarily due to improved pricing and favorable product mix with approximately 8 percentage points of the increase due to the unabsorbed manufacturing overhead costs incurred in the prior year period but not incurred in the current period.

Operating Expenses

Research and development (“R&D”) expense increased by $58 million for the three months ended December 27, 2024 from the comparable period in the prior year. The increase was driven by a $39 million increase in compensation and benefits due to higher variable compensation and increased headcount and modest increases in spending for R&D projects as we continue to invest in innovation. R&D expense increased by $146 million for the six months ended December 27, 2024 from the comparable period in the prior year. The increase was primarily driven by a $95 million increase in compensation and benefits due to the same factors as the three-month period and a $36 million increase in material purchases, outside services, hardware and equipment spending due to an increase in spending for R&D projects as we continue to invest in innovation.

Selling, general and administrative (“SG&A”) expense increased by $40 million for the three months ended December 27, 2024 from the comparable period in the prior year. The increase was primarily driven by a $27 million increase in compensation and benefits, which was driven by higher variable compensation and increased headcount, a $9 million increase in legal fees, and a $5 million increase in material purchases, partially offset by a $20 million decrease in strategic review costs. SG&A expense increased by $75 million for the six months ended December 27, 2024 from the comparable period in the prior year. The increase was primarily driven by a $53 million increase in compensation and benefits, which was driven by higher variable compensation and increased headcount, a $19 million increase in legal fees, a $12 million increase in material purchases, and a modest increase in spending due to higher business volume, partially offset by a $37 million decrease in strategic review costs.

The gain on business divestiture was $113 million for both the three and six months ended December 27, 2024, which resulted from our sale of a majority interest in SDSS. For information regarding Gain on business divestiture, see Part I, Item 1, Note 9, Related Parties and Related Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Employee termination, asset impairment and other was a gain of $7 million for the three months ended December 27, 2024 compared to a loss of $24 million in the prior year. The change was primarily due to a recovery from previously accrued contract termination charges and fewer restructuring actions taken in the current period. Employee termination, asset impairment and other was a gain of $5 million for the six months ended December 27, 2024 compared to a loss of $81 million in the prior year. The change was due to fewer restructuring actions taken in the current period. For information regarding Employee termination, asset impairment and other, see Part I, Item 1, Note 14, Employee Termination, Asset Impairment and Other, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Business separation costs increased by $8 million for the three months ended December 27, 2024 and by $51 million for the six months ended December 27, 2024 from the comparable periods in the prior year. The increases for the three- and six-month periods primarily reflected the increase in outside service fees to support the planned separation of our HDD and Flash businesses.

Interest and Other Expense

Total interest and other expense, net increased by $62 million for the three months ended December 27, 2024 from the comparable period in the prior year, reflecting a decrease in other income, net of $74 million, driven by a $62 million decrease in gains on our strategic investments. Total interest and other expense, net increased by $90 million for the six months ended December 27, 2024 from the comparable period in the prior year, primarily reflecting a decrease in other income, net of $102 million, driven by a $59 million decrease in gains on our strategic investments and a $24 million increase in foreign exchange transaction losses.

Income Tax Expense

Beginning in 2023, the Tax Cuts and Jobs Act (the “2017 Act”) has required us to capitalize and amortize R&D expenses rather than expensing them in the year incurred. The tax effects related to the capitalization of R&D expenses are included in our effective tax rate for the three and six months ended December 27, 2024 and December 29, 2023. The tax effects related to the capitalization of R&D expenses had a material impact on our effective tax rate for the three and six months ended December 27, 2024 but did not have a material impact on the effective tax rate for the three and six months ended December 29, 2023.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which contained significant changes to laws related to tax, climate, energy, and health care. The tax measures include, among other things, a Corporate Alternative Minimum Tax (“CAMT”) of 15% on corporations with three-year average annual adjusted financial statement income (“AFSI”) exceeding $1.0 billion. The CAMT is effective for us beginning with fiscal year 2024. We do not expect to be subject to the CAMT of 15% for fiscal year 2025 as our annual average AFSI did not exceed $1.0 billion for the preceding three-year period.

On December 20, 2021, the Organization for Economic Co-operation and Development G20 (“OECD/G20”) Inclusive Framework on Base Erosion and Profit Shifting released Model Global Anti-Base Erosion rules under Pillar Two. Several non-U.S. jurisdictions have either enacted legislation or announced their intention to enact future legislation to adopt certain or all components of the Pillar Two, some of which are effective for us in fiscal year 2025. For fiscal year 2025, we currently expect to be able to meet certain transitional safe harbors and do not expect any material Pillar Two taxes. As more jurisdictions adopt this legislation in fiscal year 2026, there may be material increases in our future tax obligations in certain jurisdictions.

The following table sets forth Income tax information from our Condensed Consolidated Statements of Operations by dollar and effective tax rate:

	Three Months Ended		Six Months Ended
	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
	$ in millions
Income (loss) before taxes	$741	$(259)	$1,369	$(941)
Income tax expense	147	28	282	31
Effective tax rate	20%	(11)%	21%	(3)%

The relative mix of earnings and losses by jurisdiction, the deduction for foreign-derived intangible income, credits, and tax holidays in Malaysia, the Philippines and Thailand that have or will expire at various dates during years 2025 through 2031 resulted in decreases to our effective tax rate below the U.S. Federal statutory rate for the three and six months ended December 27, 2024. However, the tax effects of the mandatory capitalization of R&D expenses offset these decreases, resulting in our effective tax rate being closer to the U.S. Federal statutory rate for the three and six months ended December 27, 2024.

The primary drivers of the difference between the effective tax rate for the three and six months ended December 29, 2023 and the U.S. Federal statutory rate of 21% were the relative mix of earnings and losses by jurisdiction, the deduction for foreign-derived intangible income, credits, and tax holidays in Malaysia, the Philippines and Thailand that will expire at various dates during years 2024 through 2031. In addition, the effective tax rate for the six months ended December 29, 2023 includes the discrete effect of a net decrease of $30 million to the liability for unrecognized tax benefits, which includes interest and offsetting tax benefits, as a result of adjustments to align with IRS calculations.

For additional information regarding Income tax expense, see Part I, Item 1, Note 12, Income Tax Expense, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

The following table summarizes our statements of cash flows:

	Six Months Ended
	December 27, 2024	December 29, 2023
	(in millions)
Net cash provided by (used in):
Operating activities	$437	$(718)
Investing activities	78	24
Financing activities	(103)	1,151
Effect of exchange rate changes on cash	—	1
Net increase in cash and cash equivalents	$412	$458

We had previously reached a final agreement with the IRS and received notices of deficiency with respect to years 2008 through 2012 and in February 2024 also reached a final agreement for resolving the notices of proposed adjustments with respect to years 2013 through 2015. During the six months ended December 27, 2024, the Company made payments of $130 million for interest with respect to years 2008 through 2012 and $32 million for tax and interest with respect to years 2013 through 2015, resulting in no remaining liability as of December 27, 2024 related to all years from 2008 through 2015.

In connection with settlements for the years 2008 through 2015, we expect to realize reductions to our mandatory deemed repatriation tax obligations and tax savings from interest deductions in future years aggregating to $166 million. Of this amount, $65 million of interest savings from the interest paid with respect to years 2008 through 2015 is classified as a deferred tax asset due to interest expense limitation rules. See Part I, Item 1, Note 12, Income Tax Expense, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further details.

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

A total of $1.60 billion of our Cash and cash equivalents was held by our foreign subsidiaries as of December 27, 2024 and June 28, 2024, respectively. There are no material tax consequences that were not previously accrued for on the repatriation of this cash.

Our cash equivalents are primarily invested in money market funds that invest in U.S. Treasury securities and U.S. Government agency securities. In addition, from time to time, we also invest directly in certificates of deposit, asset-backed securities and corporate and municipal notes and bonds.

Operating Activities

Net cash provided by or used in operating activities primarily consists of net income or loss, adjusted for non-cash charges, plus or minus changes in operating assets and liabilities. Net cash used for changes in operating assets and liabilities was $1.04 billion for the six months ended December 27, 2024, as compared to $102 million for the six months ended December 29, 2023, which largely reflects an increase in the volume of our business, as discussed above.

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

	Three Months Ended
	December 27, 2024	December 29, 2023
Days sales outstanding	55	46
Days in inventory	112	115
Days payable outstanding	(66)	(63)
Cash conversion cycle	101	98

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

For the three months ended December 27, 2024, DSO increased by 9 days from the comparable period in the prior year, of which 3 days reflected an increase from lower trade accounts receivable factoring and the remainder reflected the timing of shipments and customer collections. DIO decreased by 3 days from the comparable period in the prior year, primarily reflecting higher consumption of inventory driven by strong demand in HDD, partially offset by weaker shipments in Flash, in the current period. DPO increased by 3 days from the comparable period in the prior year primarily due to more favorable payment terms and routine variations in the timing of purchases and payments during the period.

Investing Activities

Net cash provided by investing activities for the six months ended December 27, 2024 primarily consisted of $191 million in net proceeds from our sale of a majority interest in one of our subsidiaries and $92 million in net proceeds from activity related to Flash Ventures, partially offset by $208 million in capital expenditures, net of proceeds from disposals of assets. Net cash provided by investing activities for the six months ended December 29, 2023 primarily consisted of $79 million in proceeds from net activity related to Flash Ventures and $26 million of proceeds from net activity related to strategic investments, partially offset by $81 million in capital expenditures, net of proceeds from disposals of assets, which includes the proceeds from the sale-leaseback of our Milpitas, California facility.

Financing Activities

During the six months ended December 27, 2024, net cash used in financing activities primarily consisted of $225 million for repayment of amounts borrowed under the revolving credit facility and scheduled repayments on the Term Loan A-2 and $80 million for taxes paid on vested stock awards under employee stock plans, partially offset by $150 million of proceeds from drawing on the revolving credit facility and $52 million of proceeds from the issuance of stock under employee stock plans. During the six months ended December 29, 2023, net cash provided by financing activities primarily consisted of $2.20 billion in proceeds from the issuance of the 2028 Convertible Notes and the drawdown of our delayed draw term loan, partially offset by $505 million used to repurchase a portion of the 2024 Convertible Notes, $338 million in repayments of our delayed draw term loan and Term Loan A-2 maturing 2027, and $155 million for the purchase of capped calls to hedge the potential dilution impact of the conversion feature of the 2028 Convertible Notes.

Off-Balance Sheet Arrangements

Other than the Flash Ventures related commitments incurred in the normal course of business and certain indemnification provisions (see “Short- and Long-term Liquidity – Purchase Obligations and Other Commitments” below), we do not have any other material off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets, or any other obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not included in the Condensed Consolidated Financial Statements. Additionally, with the exception of Flash Ventures, our venture with SDSS, and our venture with Unisplendour Corporation Limited and Unissoft (Wuxi) Group Co. Ltd., we do not have an interest in, or relationships with, any variable interest entities. For additional information regarding our off-balance sheet arrangements, see Part I, Item 1, Note 9, Related Parties and Related Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Short- and Long-term Liquidity

Material Cash Requirements

The following is a summary of our known material cash requirements, including those for capital expenditures, as of December 27, 2024. In addition, see the discussions further below related to unrecognized tax benefits, litigation matters, dividend rights with respect to the Series A Preferred Stock, foreign exchange contracts and indemnifications.

	Total	1 Year (Remaining Six Months of 2025)	2-3 Years (2026-2027)	4-5 Years (2028-2029)	More than 5 Years (Beyond 2029)
	(in millions)
Long-term debt, including current portion(1)	$7,413	$1,675	$4,738	$500	$500
Interest on debt	848	173	496	132	47
Flash Ventures related commitments(2)	4,442	1,318	2,196	715	213
Operating leases	485	31	118	81	255
Purchase obligations and other commitments	3,066	112	1,154	1,140	660
Mandatory deemed repatriation tax	331	—	331	—	—
Total	$16,585	$3,309	$9,033	$2,568	$1,675

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

Unrecognized Tax Benefits

As of December 27, 2024, the liability for unrecognized tax benefits (excluding accrued interest and penalties) was $688 million. Accrued interest and penalties related to unrecognized tax benefits are recognized in liabilities for uncertain tax positions and are recorded in the provision for income taxes. Accrued interest and penalties included in our liability related to unrecognized tax benefits as of December 27, 2024 was $72 million. Of these amounts, approximately $594 million could result in potential cash payments. As of December 27, 2024, it was not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of our liability for unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of our tax returns.

As noted above, we had previously reached a final agreement with the IRS regarding notices of deficiency with respect to years 2008 through 2012 and in February 2024 also reached a final agreement for resolving the notices of proposed adjustments with respect to years 2013 through 2015. During the six months ended December 27, 2024, we made payments of $130 million for interest with respect to years 2008 through 2012 and $32 million for tax and interest with respect to years 2013 through 2015, resulting in no remaining liability as of December 27, 2024 related to all years from 2008 through 2015.

In connection with settlements for the years 2008 through 2015, we expect to realize reductions to our mandatory deemed repatriation tax obligations and tax savings from interest deductions in future years aggregating to approximately $166 million. Of this amount, $65 million of interest savings from the interest paid with respect to years 2008 through 2015 is classified as a deferred tax asset due to interest expense limitation rules.

Litigation Matters

For additional information on the litigation matters, see Part I, Item 1, Note 16, Legal Proceedings, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Dividend rights

As of December 27, 2024, 235,000 shares of our Series A Preferred Stock remained outstanding. These shares are entitled to cumulative preferred dividends and will also participate in any dividends declared for common shareholders on an as-converted equivalent basis. See Part II, Item 8, Note 12, Shareholders’ Equity and Convertible Preferred Stock, of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended June 28, 2024 and Part I, Item 1, Note 11, Shareholders’ Equity and Convertible Preferred Stock, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information regarding the dividend provisions.

Debt

As described in Part I, Item 1, Note 7, Debt, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, the Company issued $1.60 billion aggregate principal amount of convertible senior notes in November 2023, which bear interest at an annual rate of 3.00% and mature on November 15, 2028 (the “2028 Convertible Notes”). The 2028 Convertible Notes are convertible at the option of any holder at an initial conversion price of approximately $52.20 per share of common stock beginning August 15, 2028. Prior to that date, if the trading price of our common stock remains above 130% of the conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading-day period prior to the end of a calendar quarter, holders of the 2028 Convertible Notes would have the right to convert the 2028 Convertible Notes during the next succeeding calendar quarter. The 2028 Convertible Notes are also convertible prior to that date upon the occurrence of certain corporate events. Upon any conversion of the 2028 Convertible Notes, we will pay cash for the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, shares of our common stock or a combination thereof, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted.

The sale price conditional conversion feature of the 2028 Convertible Notes was not triggered during the calendar quarter ended December 31, 2024 and, accordingly, the holders of the 2028 Convertible Notes no longer have the right to convert the notes during the succeeding calendar quarter ending March 31, 2025. As a result, the 2028 Convertible Notes were classified as Long-term debt in the Condensed Consolidated Financial Statements as of December 27, 2024. The Company will continue to evaluate the conversion feature quarterly to determine if the 2028 Convertible Notes become convertible in future periods.

In addition to our outstanding debt, as of December 27, 2024, we had $2.25 billion available for borrowing under our revolving credit facility maturing in January 2027, subject to customary conditions under the loan agreement. The agreements governing our credit facilities each include limits on secured indebtedness and certain types of unsecured subsidiary indebtedness and require us and certain of our subsidiaries to provide guarantees and collateral to the extent the conditions providing for such guarantees and collateral are met. The loan agreements governing our revolving credit facility and our Term Loan A-2 maturing 2027 require us to comply with a financial leverage ratio covenant. As of December 27, 2024, we were in compliance with the financial covenant. Additional information regarding our indebtedness, including information about availability under our revolving credit facility and the principal repayment terms, interest rates, covenants, collateral and other key terms of our outstanding indebtedness, is included in Part II, Item 8, Note 7, Debt, of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended June 28, 2024 and Note 7, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In connection with the planned separation of our HDD and Flash business units, we expect to enter into an amendment with our existing lenders under the loan agreements governing our Term Loan A-2 and the revolving credit facility maturing in January 2027, which amendment would permit the separation and, upon the consummation of the separation, reduce the commitments under the revolving credit facility, facilitate a potential future debt for equity exchange with respect to the term loan facility and adjust certain exceptions set forth therein. No assurance can be given that we will be able to enter into the amendment on our anticipated timeline or that we will be able to do so on acceptable terms or at all.

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

The assets and liabilities of the Obligor Group include the following:

	December 27, 2024	June 28, 2024
	(in millions)
Current assets	$1,962	$2,149
Non-current assets	2,456	2,208
Net intercompany receivables from non-guarantor subsidiaries	623	2,473
Current liabilities	1,426	3,758
Non-current liabilities	7,878	6,626

The operating results of the Obligor Group include the following:

	Six Months Ended	Year Ended
	December 27, 2024	June 28, 2024
	(in millions)
Net sales	$2,905	$4,066
Gross profit	1,141	1,002
Operating income (loss)	255	(927)
Net income (loss)	52	(1,211)

Results for the Obligor Group include the following transactions with non-guarantor subsidiaries:

	Six Months Ended	Year Ended
	December 27, 2024	June 28, 2024
	(in millions)
Intercompany revenue	$597	$1,416
Net intercompany interest (income) expense	(2)	8
Intercompany dividend income	539	567

Flash Ventures

Flash Ventures sells to, and leases back from, a consortium of financial institutions a portion of its tools and has entered into equipment lease agreements of which we guarantee half or all of the outstanding obligations under each lease agreement. The leases are subject to customary covenants and cancellation events that relate to Flash Ventures and each of the guarantors. The occurrence of a cancellation event could result in an acceleration of the lease obligations and a call on our guarantees. As of December 27, 2024, we were in compliance with all covenants under these Japanese lease facilities. See Part I, Item 1, Note 9, Related Parties and Related Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding Flash Ventures.

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

Mandatory Deemed Repatriation Tax

As of December 27, 2024, our estimated mandatory deemed repatriation tax obligation was $331 million and was expected to be paid within the next twelve months.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Except as disclosed below, there have been no material changes to our market risk during the six months ended December 27, 2024. See Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended June 28, 2024 for further information about our exposure to market risk.

Foreign Currency Risk

We performed sensitivity analyses as of December 27, 2024, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our foreign currency derivative contracts used to offset the underlying exposures. The foreign currency exchange rates used in performing the sensitivity analyses were based on market rates in effect at December 27, 2024. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar would result in a foreign exchange fair value loss of $239 million at December 27, 2024.

Interest Rate Risk

We have generally held a balance of fixed and variable rate debt. As of December 27, 2024, our variable rate debt outstanding consisted of our Term Loan A-2, which is based on various index rates as discussed further in Note 7, Debt, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. As of December 27, 2024, the outstanding balance on our variable rate debt was $2.5 billion and a one percent increase in the variable rate of interest would increase our annual interest expense by $25 million.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the second quarter of fiscal year 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 16, Legal Proceedings and Note 12, Income Tax Expense, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for disclosures regarding certain legal proceedings and the status of statutory notices of deficiency issued by the IRS with regards to tax years 2008 through 2015, respectively, which are incorporated by reference herein.

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

Item 5.    Other Information

Insider Trading Arrangements

During the second quarter, the following officer (as defined in Rule 16a-1(f) of the Exchange Act) terminated a trading arrangement for the purchase or sale of securities of Western Digital that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act (“Rule 10b5-1 Plan”):

•David Goeckeler, Chief Executive Officer of the Company, terminated a Rule 10b5-1 Plan on November 17, 2024.

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
3.1
Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 1-08703) with the Securities and Exchange Commission on August 20, 2024)

3.2
Certificate of Designations, Preferences and Rights of Series A Convertible Perpetual Preferred Stock (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on February 1, 2023)

3.3
Amended and Restated By-Laws of Western Digital Corporation, as amended effective as of February 10, 2021 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on February 12, 2021)

10.1
Western Digital Corporation Amended and Restated 2021 Long-Term Incentive Plan (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-08703) with the Securities and Exchange Commission on November 25, 2024)*

10.2	Amendment No. 1, effective December 1, 2024, to the Western Digital Corporation Deferred Compensation Plan, amended and restated effective January 1, 2013†*
10.3	Form of Sandisk Corporation Deferred Compensation Plan, effective January 1, 2025†*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

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
Dated: January 30, 2025