Form 10-Q
period 2025-03-28
WESTERN DIGITAL CORP
filed 2025-05-02
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of the close of business on April 25, 2025, 348,878,365 shares of common stock, par value $0.01 per share, were outstanding.

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

Western Digital, the Western Digital logo and WD are registered trademarks or trademarks of Western Digital or its affiliates in the United States and/or other countries. All other trademarks, registered trademarks and/or service marks, indicated or otherwise, are the property of their respective owners.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning: our expectations regarding the completed separation of our hard disk drives (“HDD”) and flash-based products (“Flash”) business units (the “Separation”); the impact of the global macroeconomic environment, including tariffs; expectations regarding demand trends and market conditions for our products; expectations regarding our tax resolutions, effective tax rate and unrecognized tax benefits; expectations regarding the merits of our positions and plans with respect to certain litigation matters; statements regarding our quarterly dividend program; and our beliefs regarding our capital allocation plans and the sufficiency of our available liquidity to meet our working capital, debt and capital expenditure needs.

These forward-looking statements are based on management’s current expectations, represent the most current information available to us as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and other factors that could cause actual results or performance to differ materially from those expressed or implied in the forward-looking statements. These risks and uncertainties include, but are not limited to:

•adverse global or regional conditions, including new or additional tariffs or trade restrictions, and our responsive actions thereto;
•dependence on a limited number of suppliers or disruptions in our supply chain;
•the outcome and impact of the completed separation of our HDD and Flash business units, including with respect to stock price volatility and the diversion of management’s attention from ongoing business operations and opportunities;
•future responses to and effects of public health crises;
•the impact of business and market conditions;
•damage or disruption to our operations or to those of our suppliers;
•hiring and retention of key employees;
•compromise, damage or interruption from cybersecurity incidents or other data or system security risks;
•product defects;
•our reliance on strategic relationships with key partners;
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
•any decisions to reduce or discontinue paying cash dividends;
•risks associated with our goals relating to sustainability matters, including our ability to meet our greenhouse gas emissions reduction and other sustainability goals;
•our reliance on intellectual property and other proprietary information; and
•the other risks and uncertainties disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 28, 2024 (our “2024 Annual Report on Form 10-K”), as amended, supplemented or superseded in our other reports filed with the Securities and Exchange Commission (“SEC”), including under “Risk Factors” in Item 1A of our subsequent Quarterly Reports on Form 10-Q.

You are urged to carefully review the disclosures we make concerning these risks and review the additional disclosures we make concerning material risks and other factors that may affect the outcome of our forward-looking statements and our business and operating results, including those made in Part I, Item 1A of our 2024 Annual Report on Form 10-K and any of those made in our other reports filed with the SEC, including under “Risk Factors” in Item 1A of subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q that may from time to time amend, supplement or supersede the risks and uncertainties disclosed in our 2024 Annual Report on Form 10-K. You are cautioned not to place undue reliance on the forward-looking statements included in this Quarterly Report on Form 10-Q, which speak only as of the date of this document. We do not intend, and undertake no obligation, to update or revise these forward-looking statements to reflect new information or events after the date of this document or to reflect the occurrence of unanticipated events, except as required by law.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	March 28, 2025	June 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$3,477	$1,551
Accounts receivable, net	1,469	1,231
Inventories	1,311	1,387
Retained interest in Sandisk	1,412	—
Other current assets	417	360
Current assets of discontinued operations	—	3,531
Total current assets	8,086	8,060
Property, plant and equipment, net	2,347	2,359
Goodwill	4,319	4,319
Other intangible assets, net	76	78
Other non-current assets	1,540	759
Non-current assets of discontinued operations	—	8,613
Total assets	$16,368	$24,188
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,287	$1,054
Accrued expenses	774	1,053
Income taxes payable	373	471
Accrued compensation	322	435
Current portion of long-term debt	2,426	1,750
Current liabilities of discontinued operations	—	1,324
Total current liabilities	5,182	6,087
Long-term debt	4,907	5,684
Other liabilities	873	1,002
Non-current liabilities of discontinued operations	—	368
Total liabilities	10,962	13,141
Commitments and contingencies (Notes 10, 12 and 16)
Convertible preferred stock, $0.01 par value; authorized — 5 shares; issued and outstanding — 0.2 shares; aggregate liquidation preference of $265 and $257, respectively	229	229
Shareholders’ equity:
Common stock, $0.01 par value; authorized — 750 shares; issued and outstanding — 349 shares and 343 shares, respectively	3	3
Additional paid-in capital	4,642	4,752
Accumulated other comprehensive income (loss)	11	(712)
Retained earnings	521	6,775
Total shareholders’ equity	5,177	10,818
Total liabilities, convertible preferred stock and shareholders’ equity	$16,368	$24,188

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Revenue, net	$2,294	$1,752	$6,915	$4,313
Cost of revenue	1,382	1,233	4,290	3,237
Gross profit	912	519	2,625	1,076
Operating expenses:
Research and development	245	243	732	683
Selling, general and administrative	108	176	444	542
Litigation matter	(201)	—	(198)	—
Employee termination, asset impairment and other	—	6	(7)	163
Total operating expenses	152	425	971	1,388
Operating income (loss)	760	94	1,654	(312)
Interest and other expense:
Interest income	10	8	25	25
Interest expense	(91)	(108)	(283)	(312)
Unrealized loss on retained interest in Sandisk	(606)	—	(606)	—
Other income (expense), net	1	(6)	(7)	53
Total interest and other expense, net	(686)	(106)	(871)	(234)
Income (loss) before taxes	74	(12)	783	(546)
Income tax benefit	(698)	(4)	(608)	(27)
Net income (loss) from continuing operations	772	(8)	1,391	(519)
Net income (loss) from discontinued operations, net of taxes	(252)	143	216	(318)
Net income (loss)	$520	$135	$1,607	$(837)

Net income (loss) per common share:
Basic:
Continuing operations	$2.17	$(0.07)	$3.91	$(1.74)
Discontinued operations	$(0.71)	$0.42	$0.62	$(0.98)
Net income (loss) per share	$1.46	$0.35	$4.53	$(2.72)
Diluted:
Continuing operations	$2.11	$(0.07)	$3.79	$(1.74)
Discontinued operations	$(0.69)	$0.41	$0.59	$(0.98)
Net income (loss) per share	$1.42	$0.34	$4.38	$(2.72)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Net income (loss)	$520	$135	$1,607	$(837)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustment	24	(75)	45	(55)
Net unrealized gain (loss) on derivative contracts	98	(86)	172	(45)
Total other comprehensive income (loss), before tax	122	(161)	217	(100)
Income tax benefit (expense) related to items of other comprehensive income (loss), before tax	(24)	18	(40)	12
Other comprehensive income (loss), net of tax	98	(143)	177	(88)
Total comprehensive income (loss)	$618	$(8)	$1,784	$(925)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	March 28, 2025	March 29, 2024
Cash flows from operating activities
Net income (loss)	$1,607	$(837)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	365	430
Stock-based compensation	220	226
Deferred income taxes	(682)	(120)
Gain on disposal of assets	(3)	(87)
Gain on business divestiture	(113)	—
Asset impairment	—	99
Gain on repurchase of debt	—	(4)
Amortization of debt issuance costs and discounts	21	14
Unrealized loss on retained interest in Sandisk	606	—
Other non-cash operating activities, net	75	24
Changes in:
Accounts receivable, net	96	(202)
Inventories	(429)	483
Accounts payable	341	211
Accounts payable to related parties	(39)	18
Accrued expenses	(316)	(310)
Income taxes payable	(80)	(524)
Accrued compensation	(131)	97
Other assets and liabilities, net	(593)	(178)
Net cash provided by (used in) operating activities	945	(660)
Cash flows from investing activities
Purchases of property, plant and equipment	(341)	(371)
Proceeds from the sale of property, plant and equipment	5	195
Net proceeds from business divestiture	401	—
Notes receivable issuances to Flash Ventures	(266)	(184)
Notes receivable proceeds from Flash Ventures	239	391
Distribution from Flash Ventures	175	—
Strategic investments and other, net	7	—
Net cash provided by investing activities	220	31
Cash flows from financing activities
Issuance of stock under employee stock plans	69	40
Taxes paid on vested stock awards under employee stock plans	(92)	(66)
Convertible preferred stock issuance costs	—	(5)
Purchase of capped calls	—	(155)
Repurchases of debt	—	(505)
Repayments of debt	(257)	(1,267)
Proceeds from debt	2,150	2,500
Debt issuance costs	(74)	(36)
Cash transferred to Sandisk related to Separation	(1,366)	—
Net cash provided by financing activities	430	506
Effect of exchange rate changes on cash	3	(6)
Net increase in cash and cash equivalents	1,598	(129)
Cash and cash equivalents, beginning of year	1,879	2,023
Cash and cash equivalents, end of period	$3,477	$1,894
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$762	$874
Cash paid for interest	$295	$321
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 28, 2024	0.2	$229	343	$3	$4,752	$(712)	$6,775	$10,818
Net income	—	—	—	—	—	—	493	493
Employee stock plans	—	—	3	—	(64)	—	—	(64)
Stock-based compensation	—	—	—	—	84	—	—	84
Foreign currency translation adjustment	—	—	—	—	—	121	—	121
Net unrealized gain on derivative contracts, net of taxes	—	—	—	—	—	191	—	191
Balance at September 27, 2024	0.2	229	346	3	4,772	(400)	7,268	11,643
Net income	—	—	—	—	—	—	594	594
Employee stock plans	—	—	2	—	36	—	—	36
Stock-based compensation	—	—	—	—	77	—	—	77
Foreign currency translation adjustment	—	—	—	—	—	(100)	—	(100)
Net unrealized loss on derivative contracts, net of taxes	—	—	—	—	—	(133)	—	(133)
Balance at December 27, 2024	0.2	229	348	3	4,885	(633)	7,862	12,117
Net income	—	—	—	—	—	—	520	520
Distribution in connection with the Separation	—	—	—	—	(307)	546	(7,857)	(7,618)
Employee stock plans	—	—	1	—	5	—	—	5
Stock-based compensation	—	—	—	—	59	—	—	59
Dividends to shareholders	—	—	—	—	—	—	(4)	(4)
Foreign currency translation adjustment	—	—	—	—	—	24	—	24
Net unrealized gain on derivative contracts, net of taxes	—	—	—	—	—	74	—	74
Balance at March 28, 2025	0.2	$229	349	$3	$4,642	$11	$521	$5,177

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	0.9	$876	322	$3	$3,936	$(548)	$7,573	$10,964
Net loss	—	—	—	—	—	—	(685)	(685)
Employee stock plans	—	—	2	—	(43)	—	—	(43)
Stock-based compensation	—	—	—	—	77	—	—	77
Foreign currency translation adjustment	—	—	—	—	—	(38)	—	(38)
Net unrealized loss on derivative contracts, net of taxes	—	—	—	—	—	(45)	—	(45)
Balance at September 29, 2023	0.9	876	324	3	3,970	(631)	6,888	10,230
Net loss	—	—	—	—	—	—	(287)	(287)
Employee stock plans	—	—	2	—	33	—	—	33
Stock-based compensation	—	—	—	—	72	—	—	72
Purchase of capped calls related to the issuance of convertible notes, net of tax	—	—	—	—	(118)	—	—	(118)
Foreign currency translation adjustment	—	—	—	—	—	58	—	58
Net unrealized gain on derivative contracts, net of taxes	—	—	—	—	—	80	—	80
Balance at December 29, 2023	0.9	876	326	3	3,957	(493)	6,601	10,068
Net income	—	—	—	—	—	—	135	135
Employee stock plans	—	—	—	—	(16)	—	—	(16)
Stock-based compensation	—	—	—	—	77	—	—	77
Foreign currency translation adjustment	—	—	—	—	—	(75)	—	(75)
Net unrealized loss on derivative contracts, net of taxes	—	—	—	—	—	(68)	—	(68)
Balance at March 29, 2024	0.9	$876	326	$3	$4,018	$(636)	$6,736	$10,121

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Organization and Basis of Presentation

Western Digital Corporation (“Western Digital” or the “Company”) is a leading developer, manufacturer, and provider of data storage devices and solutions based on hard disk drive (“HDD”) technology.

The Company manufactures, markets, and sells data storage devices and solutions in the United States (“U.S.”) and in foreign countries through its sales personnel, dealers, distributors, retailers, and subsidiaries. Its broad portfolio of technology and products addresses the following key end markets: Cloud, Client, and Consumer. The Company also generates immaterial license and royalty revenue from its extensive intellectual property portfolio, which is included in each of these three end market categories.

The accounting policies followed by the Company are set forth in Part II, Item 8, Note 1, Organization and Basis of Presentation, of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10‑K for the year ended June 28, 2024 (the “2024 Annual Report on Form 10-K”). In the opinion of management, all adjustments necessary to fairly state the Condensed Consolidated Financial Statements have been made. Such adjustments consist of items of a normal, recurring nature. Certain information and footnote disclosures normally included in the Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the 2024 Annual Report on Form 10‑K. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

Information provided herein is presented on a continuing operations basis to reflect the impact of the Separation of the Company’s Flash business as discussed in further detail in Note 3, Discontinued Operations.

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

Segment Reporting

Historically, the Company had been managed and operated under two reportable segments: hard disk drives (“HDD”) and Flash-based products (“Flash”). As a result of the Separation (as defined in Note 3, Discontinued Operations) and disposition of the Flash segment, the Company’s continuing operations now consist of a single reportable segment, HDD. The Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (“CODM”), now evaluates the performance of the Company and makes decisions regarding the allocation of resources based on the Company’s consolidated results.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2.    Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In September 2022, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) No. 2022-04, “Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations” (“ASU 2022-04”), which requires annual and interim disclosures for entities that use supplier finance programs in connection with the purchase of goods and services. As required by ASU 2022-04, the Company began to provide disclosure of outstanding obligations to such suppliers for all balance sheet dates presented beginning with the Company’s first quarter of 2024 (see Note 15, Supplier Finance Program). Additionally, the Company will provide certain annual roll-forward information related to those obligations beginning with the Company’s financial statements for the year ending June 27, 2025.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which is intended to improve disclosures about the expenses of public entities. The new guidance requires more detailed information about the types of expenses in commonly presented expense captions (such as cost of sales and selling, general and administrative expenses) and requires public entities to disclose, on an annual and interim basis, the amounts of expenses included in each relevant expense caption presented on the face of the income statement, within continuing operations, in a tabular format. Additionally, public entities will be required to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, the total amount of selling expenses, and, in annual reporting periods, the definition of selling expenses. This standard is effective on either a prospective or retrospective basis for fiscal years beginning after December 15, 2026, and interim periods within fiscal years following adoption, with early adoption permitted. The Company is currently compiling the information required for these disclosures and assessing the basis of adoption and expects to adopt the guidance for annual reporting periods in its annual report for the year ending June 30, 2028.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which expands on segment reporting requirements primarily through enhanced disclosures surrounding significant segment expenses. ASU 2023-07 requires that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to an entity’s CODM, a description of other segment items by reportable segment, and any additional measures of a segment’s profit or loss used by the CODM when deciding how to allocate resources. These incremental disclosures will be required beginning with the Company’s financial statements for the year ending June 27, 2025. The Company is currently assessing these reporting requirements and expects to provide any required disclosures at the required time.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 calls for enhanced income tax disclosure requirements surrounding the tabular rate reconciliation and income taxes paid. These incremental disclosures will be required beginning with the Company’s financial statements for the year ending July 3, 2026, with early adoption permitted. The Company is currently compiling the information required for these disclosures and expects to provide any required disclosures in the year ending July 3, 2026.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3.    Discontinued Operations

On October 30, 2023, the Company announced that its Board of Directors had completed its strategic review of the business and, after evaluating a comprehensive range of alternatives, authorized the Company to pursue a plan to separate its HDD and Flash business units to create two independent, public companies. In connection with the Separation, the Company has incurred separation and transition costs, which are recorded as Business separation costs within discontinued operations in the Company’s Condensed Consolidated Financial Statements as further detailed in the summary of net income (loss) from discontinued operations, net of taxes, below.

On February 21, 2025, the Company completed the previously announced separation of its Flash business (the “Separation”) through a pro rata distribution of 80.1% of the outstanding shares of Sandisk Corporation (“Sandisk”) to Western Digital stockholders. The Separation is intended to be tax-free for U.S. federal income tax purposes. To reflect the completion of the Separation, the Company recorded a decrease in shareholders’ equity for the net book value of applicable assets and liabilities derecognized in connection with the Separation, net of the Company’s retained 19.9% ownership interest, initially based on the net book value of the applicable assets and liabilities derecognized. As a result of the Separation, Sandisk became an independent public company and Western Digital no longer consolidates Sandisk into the Company’s financial results. The historical net income of Sandisk and applicable assets and liabilities included in the Separation are now reported in the Company’s Condensed Consolidated Financial Statements as discontinued operations. Following the Separation, as the Company no longer controls or has the ability to exert significant influence over Sandisk, the Company measures, at fair value on a recurring basis, its retained ownership interest in Sandisk common stock (see additional information in Note 6, Fair Value Measurements and Investments). The Company expects to monetize its stake in Sandisk within one year from the Separation date.

The Company entered into various agreements to effect the Separation and provide for the temporary framework of the relationship between Western Digital and Sandisk following the Separation, including, among others, a separation and distribution agreement, a tax matters agreement, and a transition services agreement. The transition services agreement provides for transition service support to be provided for various periods of time ranging up to 15 months. The amounts involved under these agreements are not expected to be material.

The historical results of Sandisk have been reflected as discontinued operations in the Company’s Condensed Consolidated Financial Statements for all periods prior to the Separation on February 21, 2025.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides a summary of the assets and liabilities classified as discontinued operations:

Assets and Liabilities of Discontinued Operations	June 28, 2024
(in millions)
Assets
Cash and cash equivalents	$328
Accounts receivable, net	935
Inventories	1,955
Other current assets	313
Current assets of discontinued operations	$3,531
Property, plant and equipment, net	$808
Notes receivable and investments in Flash Ventures	991
Goodwill	5,713
Other non-current assets	1,101
Non-current assets of discontinued operations	$8,613
Liabilities
Accounts payable	$357
Accounts payable to related parties	313
Accrued expenses	427
Income taxes payable	54
Accrued compensation	173
Current liabilities of discontinued operations	$1,324
Non-current liabilities of discontinued operations	$368

The following table provides a summary of net income (loss) from discontinued operations, net of taxes:

	Three Months Ended		Nine Months Ended
Net Income (Loss) from Discontinued Operations, Net of Taxes	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
	(in millions)
Revenue, net	$602	$1,705	$4,361	$4,926
Cost of revenue	485	1,223	2,892	4,410
Operating expenses:
Research and development	185	251	718	686
Selling, general and administrative	84	27	229	66
Gain on business divestiture	—	—	(113)	—
Business separation costs	57	23	144	59
Employee termination, asset impairment and other	—	2	3	(74)
Operating income (loss)	(209)	179	488	(221)
Total interest and other income (expense), net	1	11	(36)	4
Income (loss) before taxes	(208)	190	452	(217)
Income tax expense	44	47	236	101
Net income (loss) from discontinued operations, net of taxes	$(252)	$143	$216	$(318)

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Cash flows related to discontinued operations have not been segregated and are included in the Condensed Consolidated Statements of Cash Flows for all periods presented. The following table provides selected financial information related to cash flows from discontinued operations:

	Nine Months Ended
Select Cash Flow Information from Discontinued Operations	March 28, 2025	March 29, 2024
	(in millions)
Depreciation and amortization	$117	$166
Purchases of property, plant and equipment	139	128
Stock-based compensation	98	71

On February 21, 2025, prior to the effective time of the Separation, Sandisk entered into a loan agreement (the “Sandisk Loan Agreement”) by and among Sandisk, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and others party thereto. The Sandisk Loan Agreement comprises a term loan B facility in the principal amount of $2 billion (the “Sandisk Term Loan Facility”) and a revolving credit facility in the principal amount of $1.5 billion (the “Sandisk Revolving Credit Facility” and together with the Sandisk Term Loan Facility, the “Sandisk Facilities”). The obligations under this facility were retained by Sandisk upon the Separation.

The Company previously had business ventures with Kioxia Corporation (“Kioxia”), which consisted of three separate legal entities: Flash Partners Ltd., Flash Alliance Ltd., and Flash Forward Ltd. The Company also previously had a business venture with Unisplendour Corporation Limited and Unissoft (Wuxi) Group Co. Ltd., both collectively referred to as the “Unis Venture.” All business ventures with Kioxia and Unis Venture were distributed to Sandisk in connection with the Separation and are included in discontinued operations.

Prior to the Separation, effective September 28, 2024, the Company sold 80% of its equity interest in an indirect wholly-owned subsidiary in its Flash business, SanDisk Semiconductor (Shanghai) Co. Ltd. (“SDSS”), resulting in a gain on divestiture of $113 million. Net proceeds from the sale received prior to the Separation were $401 million. The rights to the remaining future proceeds from the sale and the 20% retained interest in SDSS were distributed to Sandisk in connection with the Separation.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4.    Disaggregated Revenue, Geographic Information, and Concentrations of Risk

Disaggregated Revenue

The Company’s broad portfolio of technology and products addresses multiple end markets. Cloud is comprised primarily of products for public or private cloud environments and enterprise customers. Through the Client end market, the Company provides its original equipment manufacturer (“OEM”) and channel customers a broad array of high-performance HDD solutions across desktop and notebooks. The Consumer end market provides a broad range of retail and other end-user products, which capitalize on the strength of the Company’s product brand recognition and vast presence around the world.

The Company’s disaggregated revenue information was as follows:

	Three Months Ended		Nine Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
	(in millions)
Revenue by end market
Cloud	$2,007	$1,455	$6,012	$3,340
Client	137	140	416	440
Consumer	150	157	487	533
Total revenue	$2,294	$1,752	$6,915	$4,313

Revenue by geography
Asia	$753	$600	$2,349	$1,677
Americas	1,182	882	3,468	1,844
Europe, Middle East and Africa	359	270	1,098	792
Total revenue	$2,294	$1,752	$6,915	$4,313

The Company’s top 10 customers accounted for 73% and 68% of its net revenue for the three and nine months ended March 28, 2025, respectively, compared to 59% and 53% of its net revenue for the three and nine months ended March 29, 2024, respectively. For the three months ended March 28, 2025, three customers accounted for 18%, 16%, and 13% of the Company’s net revenue, and for the nine months ended March 28, 2025, two customers accounted for 18% and 11% of the Company’s net revenue. For the three months ended March 29, 2024, one customer accounted for 12% of the Company’s net revenue, and for the nine months ended March 29, 2024, no customer accounted for 10% or more of the Company’s net revenue.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5.    Supplemental Financial Statement Data

Accounts receivable, net

From time to time, in connection with factoring agreements, the Company sells trade accounts receivable without recourse to third-party purchasers in exchange for cash. There were no trade accounts receivable sold during the nine months ended March 28, 2025. During the nine months ended March 29, 2024, the Company sold trade accounts receivable aggregating to $284 million. The discounts on the trade accounts receivable sold were not material and were recorded within Other income (expense), net in the Condensed Consolidated Statements of Operations. There were no factored receivables outstanding as of March 28, 2025 and June 28, 2024.

Inventories

	March 28, 2025	June 28, 2024
	(in millions)
Inventories:
Raw materials and component parts	$227	$329
Work-in-process	786	829
Finished goods	298	229
Total inventories	$1,311	$1,387

Property, plant and equipment, net

	March 28, 2025	June 28, 2024
	(in millions)
Property, plant and equipment:
Land and improvements	$225	$225
Buildings and improvements	1,543	1,419
Machinery and equipment	6,468	6,301
Computer equipment and software	323	313
Furniture and fixtures	33	32
Construction-in-process	576	685
Property, plant and equipment, gross	9,168	8,975
Accumulated depreciation	(6,821)	(6,616)
Property, plant and equipment, net	$2,347	$2,359

Other intangible assets, net

As part of the Company’s prior acquisitions, the Company recorded, at the time of each acquisition, acquired in-process research and development (“IPR&D”) for projects in progress that had not yet reached technological feasibility. IPR&D is initially accounted for as an indefinite-lived intangible asset. Once a project reaches technological feasibility, the Company reclassifies the balance to existing technology and begins to amortize the intangible asset over its estimated useful life. As of both March 28, 2025 and June 28, 2024, IPR&D included in intangible assets, net was $72 million. During the three and nine months ended March 28, 2025 and March 29, 2024, the Company did not record any impairment charges related to IPR&D.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Non-current assets

	March 28, 2025	June 28, 2024
	(in millions)
Non-current assets:
Deferred tax assets	$989	$225
Other non-current assets	551	534
Total non-current assets	$1,540	$759

Product warranty liability

Changes in the warranty accrual were as follows:

	Three Months Ended		Nine Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
	(in millions)
Warranty accrual, beginning of period	$121	$159	$142	$202
Charges to operations	24	21	73	55
Utilization	(18)	(21)	(61)	(87)
Changes in estimate related to pre-existing warranties	(11)	1	(38)	(10)
Warranty accrual, end of period	$116	$160	$116	$160

The current portion of the warranty accrual was classified in Accrued expenses and the long-term portion was classified in Other liabilities as noted below:

	March 28, 2025	June 28, 2024
	(in millions)
Warranty accrual:
Current portion	$33	$9
Long-term portion	83	133
Total warranty accrual	$116	$142

Other liabilities

	March 28, 2025	June 28, 2024
	(in millions)
Other liabilities:
Non-current net tax payable	$—	$144
Non-current portion of unrecognized tax benefits	473	499
Other non-current liabilities	400	359
Total other liabilities	$873	$1,002

Goodwill

Goodwill is not amortized. Instead, it is tested for impairment annually as of the beginning of the Company’s fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Management performed goodwill impairment assessments and concluded there were no impairments for the three- and nine-month periods ended March 28, 2025 and March 29, 2024. The carrying amount of goodwill was $4.32 billion as of both March 28, 2025 and June 28, 2024.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss), net of tax, refers to expenses, gains, and losses that are recorded as an element of shareholders’ equity but are excluded from net income. The components of accumulated other comprehensive income (loss) were as follows:

	Actuarial Pension Gains	Foreign Currency Translation Adjustment	Unrealized Losses on Derivative Contracts	Total Accumulated Comprehensive Income (Loss)
	(in millions)
Balance at June 28, 2024	$14	$(505)	$(221)	$(712)
Other comprehensive income before reclassifications	—	45	21	66
Amounts reclassified from accumulated other comprehensive loss	—	—	151	151
Income tax expense related to items of other comprehensive income	—	—	(40)	(40)
Net current-period other comprehensive income	—	45	132	177
Distribution in connection with the Separation	—	458	88	546
Balance at March 28, 2025	$14	$(2)	$(1)	$11

During the three and nine months ended March 28, 2025, the amounts reclassified out of accumulated other comprehensive loss were losses related to foreign exchange contracts that were substantially charged to Cost of revenue in the Condensed Consolidated Statements of Operations.

As of March 28, 2025, all existing net losses related to cash flow hedges recorded in accumulated other comprehensive income (loss) are expected to be reclassified to earnings within the next twelve months.

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

The following tables present information about the Company’s financial instruments that were measured at fair value on a recurring basis for the periods presented and indicate the fair value hierarchy of the valuation techniques utilized to determine such values:

	March 28, 2025
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents - Money market funds	$1,447	$—	$—	$1,447
Retained interest in Sandisk	1,412	—	—	1,412
Foreign exchange contracts	—	5	—	5
Total assets at fair value	$2,859	$5	$—	$2,864
Liabilities:
Foreign exchange contracts	$—	$9	$—	$9
Total liabilities at fair value	$—	$9	$—	$9

	June 28, 2024
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents - Money market funds	$388	$—	$—	$388
Foreign exchange contracts	—	1	—	1
Total assets at fair value	$388	$1	$—	$389
Liabilities:
Foreign exchange contracts	$—	$18	$—	$18
Total liabilities at fair value	$—	$18	$—	$18

During the periods presented, the Company had no transfers of financial instruments between levels and there were no changes in valuation techniques or the inputs used in the fair value measurement.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Financial Instruments Not Carried at Fair Value

For financial instruments where the carrying value (which includes principal adjusted for any unamortized issuance costs and discounts or premiums) differs from fair value (which is based on quoted market prices), the following table represents the related carrying value and fair value for each of the Company’s outstanding financial instruments. Each of the financial instruments presented below was categorized as Level 2 for all periods presented, based on the frequency of trading immediately prior to the end of the third quarter of 2025 and the fourth quarter of 2024, respectively.

	March 28, 2025		June 28, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
4.75% senior unsecured notes due 2026	$2,298	$2,292	$2,296	$2,253
Variable interest rate Term Loan A-2 maturing 2027	—	—	2,578	2,539
Variable interest rate Term Loan A-3 maturing 2027	2,469	2,458	—	—
3.00% convertible notes due 2028	1,573	2,068	1,568	2,556
2.85% senior notes due 2029	497	454	496	434
3.10% senior notes due 2032	496	421	496	407
Total	$7,333	$7,693	$7,434	$8,189

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7.    Derivative Instruments and Hedging Activities

As of March 28, 2025, the Company had outstanding foreign exchange forward contracts that were designated as either cash flow hedges or non-designated hedges. All of the contract maturity dates of these foreign exchange forward contracts do not exceed 12 months. As of March 28, 2025, the Company did not have any derivative contracts with credit risk related contingent features.

Changes in fair values of the non-designated foreign exchange contracts were recognized in Other income (expense), net and were largely offset by corresponding changes in the fair values of the foreign currency-denominated monetary assets and liabilities. For each of the three and nine months ended March 28, 2025 and March 29, 2024, total net realized and unrealized transaction and foreign exchange contract currency gains and losses were not material to the Company’s Condensed Consolidated Financial Statements.

Unrealized gains or losses on designated cash flow hedges were recognized in Accumulated other comprehensive income (loss). For more information regarding cash flow hedges, see Note 5, Supplemental Financial Statement Data – Accumulated other comprehensive income (loss).

Netting Arrangements

Under certain provisions and conditions within agreements with counterparties to the Company’s foreign exchange forward contracts, subject to applicable requirements, the Company has the right of offset associated with the Company’s foreign exchange forward contracts and is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. As of March 28, 2025 and June 28, 2024, the effect of offset rights was not material, and the Company did not offset or net the fair value amounts of derivative instruments in its Condensed Consolidated Balance Sheets.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8.    Debt

Debt consisted of the following:

	March 28, 2025	June 28, 2024
	(in millions)
4.75% senior unsecured notes due 2026	$2,300	$2,300
Variable interest rate Term Loan A-2 maturing 2027	—	2,588
Variable interest rate Term Loan A-3 maturing 2027	2,480	—
3.00% convertible notes due 2028	1,600	1,600
2.85% senior notes due 2029	500	500
3.10% senior notes due 2032	500	500
Total debt	7,380	7,488
Issuance costs	(47)	(54)
Subtotal	7,333	7,434
Less: current portion of long-term debt	(2,426)	(1,750)
Long-term debt	$4,907	$5,684

On February 20, 2025, the Company entered into a fourth amendment to the loan agreement governing the Company’s revolving credit facility maturing in January 2027 (the “2027 Revolving Credit Facility”) and term loan facility, dated as of January 7, 2022 (as amended, the “Loan Agreement”) that, among other changes, (a) permitted the Separation, (b) provided for the automatic release, in connection with the Separation, of guarantees and liens on collateral provided by Sandisk (as defined below) and Sandisk Technologies, Inc. under the Loan Agreement, (c) provided for the issuance of a new $2.51 billion Term Loan A-3 maturing in January 2027 (the “Term Loan A-3”) in a noncash exchange to replace the Company’s previously existing Term Loan A-2 (the “Term Loan A-2” and, together with the Term Loan A-3, the “Term Loan Facility”), (d) facilitates a potential future debt for equity exchange with respect to the Term Loan A-3 in connection with the Sandisk retained interest, and (e) in connection with the Separation, reduced the aggregate commitments under the 2027 Revolving Credit Facility from $2.25 billion to $1.25 billion.

During the three and nine months ended March 28, 2025, the Company made scheduled repayments of $32 million and $107 million, respectively, under the Term Loan Facility. The Term Loan A-3 bears interest, at the Company’s option, at a per annum rate equal to either (x) the Adjusted Term SOFR (as defined in the Loan Agreement) plus an applicable margin varying from 1.125% to 2.000% or (y) a base rate plus an applicable margin varying from 0.125% to 1.000%, in each case depending on the corporate family ratings of the Company from at least two of the Credit Rating Agencies (as defined in the Loan Agreement), with an initial interest rate of Adjusted Term SOFR plus 1.500%. The all-in interest rate for Term Loan A-3 as of March 28, 2025 was 5.927%.

During the nine months ended March 28, 2025, the Company drew and repaid $150 million principal amount under the 2027 Revolving Credit Facility. As of March 28, 2025, the Company had no outstanding standby letters of credit and the available capacity under the 2027 Revolving Credit Facility was $1.25 billion as of that date.

The Loan Agreement requires the Company to comply with a financial leverage ratio covenant. As of March 28, 2025, the Company was in compliance with the financial covenant.

As of March 28, 2025, the Company had outstanding $1.60 billion aggregate principal amount of convertible senior notes pursuant to an indenture dated as of November 3, 2023 (the “Indenture”), which bear interest at an annual rate of 3.00% and mature on November 15, 2028, unless earlier repurchased, redeemed or converted (the “2028 Convertible Notes”).

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The 2028 Convertible Notes are convertible at the option of any holder beginning August 15, 2028, at a conversion price of approximately $37.89 per share of common stock (which conversion price has been adjusted from its original conversion price of approximately $52.20 in accordance with the Indenture as a result of the Separation). Prior to August 15, 2028, if the trading price of the Company’s common stock remains above 130% of the conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading-day period prior to the end of a quarter, holders of the 2028 Convertible Notes would have the right to convert the 2028 Convertible Notes during the next succeeding calendar quarter. The 2028 Convertible Notes are also convertible prior to August 15, 2028, upon the occurrence of certain corporate events. Upon any conversion of the 2028 Convertible Notes, the Company will pay cash for the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination thereof, at the Company’s election, in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of the notes being converted.

During the calendar quarter ended June 30, 2024, the sale price conditional conversion feature of the 2028 Convertible Notes was triggered. As a result, the holder of the 2028 Convertible Notes had the right to convert the 2028 Convertible Notes during the next succeeding calendar quarter through September 30, 2024. Consequently, the Company classified the 2028 Convertible Notes in the Current portion of long-term debt in the Condensed Consolidated Financial Statements as of June 28, 2024. The sale price conditional conversion feature was not triggered during the calendar quarter ended March 31, 2025 and accordingly, the holders of the 2028 Convertible Notes do not have the right to convert the notes during the succeeding calendar quarter ending June 30, 2025. As a result, the 2028 Convertible Notes were classified as Long-term debt in the Condensed Consolidated Financial Statements as of March 28, 2025. The Company will continue to evaluate the conversion feature quarterly to determine if the 2028 Convertible Notes become convertible in future periods.

In connection with the issuance of the 2028 Convertible Notes, the Company also entered into privately negotiated capped call transactions with certain counterparties (the “Capped Calls”). The Capped Calls each have a strike price of approximately $37.89 per share, which has been adjusted from its original conversion price of approximately $52.20 per share according to the terms of the agreements and corresponds to the current conversion price of the 2028 Convertible Notes. The Capped Calls are subject to the same adjustments applicable to the conversion price of the convertible notes, which the Company expects will result in adjusted cap prices of approximately $51.00 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, approximately 11 million shares of the Company’s common stock. The Capped Calls are generally intended to reduce or offset the potential dilution to the Company’s common stock upon any conversion of the 2028 Convertible Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. However, if the market price per share of the Company’s common stock, as measured under the terms of the Capped Calls, exceeds the cap prices of the Capped Calls, there would not be an offset for the excess. The Capped Calls are separate transactions and not part of the terms of the 2028 Convertible Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in shareholders’ equity and are not accounted for as derivatives.

Subsequent to March 28, 2025, the Company redeemed, at its election, $1.80 billion aggregate principal amount of its 4.75% senior unsecured notes due 2026 (the “2026 Notes”) at par plus accrued interest. Following such redemption, $500 million aggregate principal amount of the 2026 Notes remained outstanding.

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

Obligations and Funded Status

The following table presents the unfunded status of the benefit obligations for the Pension Plans:

	March 28, 2025	June 28, 2024
	(in millions)
Benefit obligation at end of period	$256	$244
Fair value of plan assets at end of period	188	184
Unfunded status	$68	$60

The following table presents the unfunded amounts related to the Pension Plans as recognized on the Company’s Condensed Consolidated Balance Sheets:

	March 28, 2025	June 28, 2024
	(in millions)
Current liabilities (included in Accrued expenses)	$1	$1
Non-current liabilities (included in Other liabilities)	67	59
Net amount recognized	$68	$60

Net periodic benefit costs were immaterial for the three and nine months ended March 28, 2025 and March 29, 2024.

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

The following table presents right-of-use lease assets and lease liabilities included in the Company’s Condensed Consolidated Balance Sheets:

	March 28, 2025	June 28, 2024
	(in millions)
Operating lease right-of-use assets (included in Other non-current assets)	$129	$143

Operating lease liabilities:
Current portion of long-term operating lease liabilities (included in Accrued expenses)	31	28
Long-term operating lease liabilities (included in Other liabilities)	116	133
Total operating lease liabilities	$147	$161

The following table summarizes supplemental disclosures of operating cost and cash flow information related to operating leases:

	Three Months Ended		Nine Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
	(in millions)
Cost of operating leases	$7	$10	$24	$30
Cash paid for operating leases	8	11	28	33
Operating lease assets obtained in exchange for operating lease liabilities	6	1	18	10

The weighted average remaining lease term and discount rate for the Company’s operating leases were as follows:

	March 28, 2025	June 28, 2024
Weighted average remaining lease term in years	6.2	6.6
Weighted average discount rate	5.0%	5.0%

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of March 28, 2025, minimum lease payments were as follows:

Lease Amounts
(in millions)
Remaining three months of 2025	$9
2026	36
2027	30
2028	23
2029	17
Thereafter	57
Total future minimum lease payments	172
Less: imputed interest	25
Present value of lease liabilities	$147

Purchase Agreements and Other Commitments

In the normal course of business, the Company enters into purchase orders with suppliers for the purchase of components used to manufacture its products. These purchase orders generally cover forecasted component supplies needed for production during the next quarter, are recorded as a liability upon receipt of the components, and generally may be changed or canceled at any time prior to shipment of the components. The Company also enters into long-term agreements with suppliers that contain fixed future commitments, which are contingent on certain conditions, such as performance, quality and technology of the vendor’s components. As of March 28, 2025, the Company had the following minimum long-term commitments:

Long-Term Commitments
(in millions)
Remaining three months of 2025	$45
2026	49
2027	27
Total	$121

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 11.     Shareholders’ Equity and Convertible Preferred Stock

Stock-based Compensation Expense

In connection with the Separation (as discussed in Note 3, Discontinued Operations), on February 21, 2025, all outstanding stock-based compensation awards associated with continuing Western Digital employees were adjusted with the intent to preserve the intrinsic value of each award immediately before and after the Separation. The adjustments were determined using a ratio calculated based on the closing price of the Company’s common stock immediately before the Separation and the average of the closing price on each of the first five days of trading after the Separation. The terms of the outstanding awards remain the same and any unvested stock awards will continue to vest over the original vesting periods. An incremental value of approximately $40 million resulting from the adjustment of the unvested awards will be recognized ratably over the remaining service periods. Upon the Separation, approximately 3.1 million unvested stock-based compensation awards were retained by Sandisk employees and will vest upon completion of any remaining service period with Sandisk and approximately 3.5 million awards were cancelled from the Company’s incentive plans.

The following tables present the Company’s stock-based compensation for equity-settled awards by type (i.e., restricted stock units (“RSUs”), restricted stock unit awards with performance conditions or market conditions (“PSUs”), and rights to purchase shares of common stock under the Company’s Employee Stock Purchase Plan (“ESPP”)) and financial statement line items as well as the related tax benefit included in the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
	(in millions)
RSUs and PSUs	$34	$44	$110	$137
ESPP	1	8	12	18
Total	$35	$52	$122	$155

	Three Months Ended		Nine Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
	(in millions)
Cost of revenue	$7	$8	$26	$28
Research and development	17	17	52	49
Selling, general and administrative	11	27	44	78
Subtotal	35	52	122	155
Tax benefit	(4)	(7)	(15)	(21)
Total	$31	$45	$107	$134

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Any shortfalls or excess windfall tax benefits and tax deficiencies for shortfalls related to the vesting and exercise of stock-based awards, which are recognized as a component of the Company’s Income tax benefit, were immaterial for the periods presented.

Compensation cost related to unvested RSUs, PSUs, and rights to purchase shares of common stock under the ESPP are generally amortized on a straight-line basis over the remaining average service period. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of March 28, 2025:

	Unamortized Compensation Costs	Weighted Average Service Period
	(in millions)	(years)
RSUs and PSUs (1)	$270	2.2

(1)    Weighted average service period assumes the performance conditions are met for the PSUs.

Plan Activities

RSUs and PSUs

The following table summarizes RSU and PSU activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value at Vest Date
	(in millions)		(in millions)
RSUs and PSUs outstanding at June 28, 2024	13.0	$44.42
Granted	5.2	59.54
Vested	(5.0)	42.92	$304
Forfeited	(1.1)	45.71
Share conversion due to Separation	2.6	52.15
Awards cancelled due to Separation	(3.5)	52.32
RSUs and PSUs outstanding at March 28, 2025	11.2	$37.88

RSUs and PSUs are generally settled in an equal number of shares of the Company’s common stock at the time of vesting of the units.

Dividends

On April 29, 2025, the Company’s Board of Directors authorized the adoption of a quarterly cash dividend program. Under the cash dividend program, holders of the Company’s common stock will receive dividends when and as declared by the Board of Directors. In conjunction with the adoption of the cash dividend program, the Board of Directors declared a cash dividend of $0.10 per share of the Company’s common stock, which will be paid on June 18, 2025 to shareholders of record as of the close of business on June 4, 2025. The Company may suspend or discontinue its cash dividend program at any time.

Convertible Preferred Stock

On January 31, 2023, the Board of Directors of the Company authorized the designation of 900,000 shares of Series A Convertible Perpetual Preferred Stock, par value $0.01 per share (the “Preferred Shares”), from the Company’s existing 5,000,000 authorized but unissued shares of preferred stock and issued the Preferred Shares through a private placement. As of March 28, 2025 and June 28, 2024, 235,000 of the Preferred Shares were outstanding.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Preferred Shares have an initial stated value of $1,000 per share and accrue a cumulative preferred dividend at an annual rate of 6.25% per annum (increasing to 7.25% per annum on January 31, 2030 and to 8.25% per annum on January 31, 2033) compounded on a quarterly basis. Such dividends are payable on a quarterly basis in cash or in-kind through an increase to the stated value. Through December 27, 2024, the Company paid quarterly dividends on the Preferred Shares in-kind through an increase to the stated value. On January 25, 2025, the Board of the Directors of the Company declared its first cash dividend on the Preferred Shares, which was paid subsequent to quarter end on March 31, 2025, to the holders of the Preferred Shares as of March 15, 2025, the record date for the dividend. As of March 28, 2025 and June 28, 2024, unpaid and cumulative dividends payable with respect to the Preferred Shares were $30 million and $22 million, respectively. The Preferred Shares also participate in any dividends declared for common shareholders on an as-converted equivalent basis.

As of March 28, 2025, the Preferred Shares are convertible into shares of the Company’s common stock at a conversion rate of approximately $35.51 per share (the “Conversion Price”). The conversion rate was adjusted from the initial conversion rate of $47.75 per share as a result of the Separation, in accordance with the Certificate of Designations for the Preferred Shares, using a ratio of the closing price of the Company’s and Sandisk’s common stock over the first 10 trading days after the Separation. This rate is subject to future anti-dilution adjustments and certain other one-time adjustments in the event of various specified spin-off transactions. The conversion applies to the total of the stated value of the Preferred Shares plus any cumulative accrued but unpaid dividends. In the case of future standalone spin-off transactions, holders of the Preferred Shares may convert one-third of their shares into a similar class of preferred shares of the spin-off entity. The Company may opt to convert the Preferred Shares after January 31, 2026, if the closing price per share of the Company’s common stock exceeds 150% of the Conversion Price for at least 20 out of 30 consecutive trading days immediately before the Company's conversion notice.

As of March 28, 2025 and June 28, 2024, the Preferred Shares outstanding had an aggregate liquidation preference of $265 million and $257 million, respectively, and would have been convertible, if otherwise permitted, into approximately 7 million and 5 million shares of common stock, respectively, based on the conversion rate in effect at each date.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 12.    Income Taxes

Beginning in fiscal year 2023, the Tax Cuts and Jobs Act requires the Company to capitalize and amortize research and development (“R&D”) expenses rather than expensing them in the year incurred. The tax effects related to the capitalization of R&D expenses are included in the effective tax rate for the three and nine months ended March 28, 2025 and March 29, 2024.

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

On December 20, 2021, the Organization for Economic Co-operation and Development G20 (“OECD/G20”) Inclusive Framework on Base Erosion and Profit Shifting released Model Global Anti-Base Erosion rules under Pillar Two. Several non-U.S. jurisdictions have either enacted legislation or announced their intention to enact future legislation to adopt certain or all components of Pillar Two, also known as Global Minimum Tax (“GMT”), some of which are effective for the Company in fiscal year 2025. For fiscal year 2025, the Company currently expects to be able to meet certain transitional safe harbors and does not expect any material GMT taxes. As more jurisdictions adopt this legislation in fiscal year 2026, there may be material increases in the Company’s future tax obligations in certain jurisdictions.

The following table presents the Company’s Income tax benefit and the effective tax rate:

	Three Months Ended		Nine Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
	($ in millions)
Income (loss) before taxes	$74	$(12)	$783	$(546)
Income tax benefit	(698)	(4)	(608)	(27)
Effective tax rate	(943)%	33%	(78)%	5%

The primary drivers of the difference between the effective tax rate for the three and nine months ended March 28, 2025 and the U.S. Federal statutory rate of 21% are the relative mix of earnings and losses by jurisdiction, credits, and tax holidays in the Philippines and Thailand that will expire at various dates during years 2026 through 2033. These resulted in decreases to the Company’s effective tax rate below the U.S. statutory rate for the three and nine months ended March 28, 2025. However, the tax effects of the mandatory capitalization of R&D expenses offset these decreases, resulting in the Company’s effective tax rate being close to the U.S. Federal statutory rate for the three and nine months ended March 28, 2025. In anticipation of operating as a standalone HDD business in a GMT environment, the Company executed an inter-entity asset transfer in conjunction with the separation of its Flash business. This resulted in the recognition of one-time deferred tax benefits to continuing operations of $711 million for the three and nine months ended March 28, 2025.

The primary drivers of the difference between the effective tax rate for the three and nine months ended March 29, 2024 and the U.S. Federal statutory rate of 21% were the relative mix of earnings and losses by jurisdiction, the deduction for foreign-derived intangible income, credits, and tax holidays in Malaysia, the Philippines, and Thailand. In addition, the effective tax rate for the nine months ended March 29, 2024 includes the discrete effect of a net decrease of $30 million to the liability for unrecognized tax benefits, which includes interest and offsetting tax benefits, as a result of adjustments to align with U.S. Internal Revenue Service (“IRS”) calculations.

Uncertain Tax Positions

With the exception of certain unrecognized tax benefits that are directly associated with the tax position taken, unrecognized tax benefits are presented gross in the Condensed Consolidated Balance Sheets.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits excluding accrued interest and penalties for the nine months ended March 28, 2025 (in millions):

Accrual balance at June 28, 2024	$721
Gross increases related to current year tax positions	11
Gross increases related to prior year tax positions	4
Gross decreases related to prior year tax positions	(7)
Settlements	(40)
Lapse of statute of limitations	(2)
Transfer to discontinued operations	(126)
Accrual balance at March 28, 2025	$561

In addition to the amounts noted above, interest and penalties related to unrecognized tax benefits are recognized in liabilities recorded for uncertain tax positions and are recorded in the provision for income taxes. Accrued interest and penalties included in the Company’s liability related to unrecognized tax benefits as of March 28, 2025 were $70 million. Of the aggregate unrecognized tax benefits, including interest and penalties, as of March 28, 2025, approximately $476 million could result in potential cash payments. The Company is not able to provide a reasonable estimate of the timing of future tax payments related to these obligations.

The Company had previously reached a final agreement with the IRS regarding notices of deficiency with respect to years 2008 through 2012 and in February 2024 also reached a final agreement for resolving the notices of proposed adjustments with respect to years 2013 through 2015. During the nine months ended March 28, 2025, the Company made a payment of $130 million for interest with respect to years 2008 through 2012 and $32 million for tax and interest with respect to years 2013 through 2015, resulting in no remaining liability as of March 28, 2025 related to all years from 2008 through 2015.

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

The Company believes that an adequate provision has been made for any adjustments that may result from any other tax examinations. However, the outcome of such tax examinations cannot be predicted with certainty. If any issues addressed in the Company’s tax examinations are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of March 28, 2025, with the exception of the IRS matter discussed above, it was not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of the Company’s liability for unrecognized tax benefits would most likely result from additional information or settlements relating to the examination of the Company’s tax returns.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 13.    Net Income (Loss) Per Common Share

The following table presents the computation of basic and diluted income (loss) per common share:

	Three Months Ended		Nine Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
	(in millions, except per share data)
Net income (loss) from continuing operations	$772	$(8)	$1,391	$(519)
Less: dividends allocated to preferred shareholders	4	15	12	44
Less: income attributable to participating securities(1)	13	(1)	25	—
Net income (loss) from continuing operations attributable to common shareholders - basic	755	(22)	1,354	(563)
Net income (loss) from discontinued operations, net of taxes	(248)	135	213	(318)
Net income (loss) attributable to common shareholders - basic	$507	$113	$1,567	$(881)

Net income (loss) from continuing operations attributable to common shareholders - basic	$755	$(22)	$1,354	$(563)
Re-allocation of participating securities considered potentially dilutive securities	—	—	1	—
Net income (loss) from continuing operations attributable to common shareholders - diluted	755	(22)	1,355	(563)
Net income (loss) from discontinued operations, net of taxes	(248)	135	213	(318)
Net income (loss) attributable to common shareholders - diluted	$507	$113	$1,568	$(881)

Weighted average shares outstanding:
Basic	348	326	346	324
RSUs, PSUs, ESPP, and the convertible notes	10	9	12	—
Diluted	358	335	358	324

Net income (loss) per common share
Continuing operations - basic	$2.17	$(0.07)	$3.91	$(1.74)
Discontinued operations - basic	$(0.71)	$0.42	$0.62	$(0.98)
Net income (loss) per common share - basic	$1.46	$0.35	$4.53	$(2.72)

Continuing operations - diluted	$2.11	$(0.07)	$3.79	$(1.74)
Discontinued operations - diluted	$(0.69)	$0.41	$0.59	$(0.98)
Net income (loss) per common share - diluted	$1.42	$0.34	$4.38	$(2.72)

Anti-dilutive potential common shares excluded	—	—	—	13

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Potentially dilutive common shares include dilutive outstanding employee stock options, RSUs and PSUs, rights to purchase shares of common stock under the Company’s ESPP, shares issuable in connection with the Company’s convertible notes, and preferred shares. For the nine months ended March 29, 2024, the Company recorded a net loss, and all shares subject to outstanding equity awards were excluded from the calculation of diluted shares for those periods because their impact would have been anti-dilutive. For the three and nine months ended March 28, 2025 and three months ended March 29, 2024, based on the Company’s average stock price during the period, an insignificant number of common shares subject to outstanding equity awards were anti-dilutive.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 14.    Employee Termination, Asset Impairment and Other

Business Realignment

The Company periodically incurs charges to realign its operations with anticipated market demand, primarily consisting of organization rationalization designed to streamline its business, reduce its cost structure, and focus its resources. The Company may also record credits related to gains upon sale of property in connection with these activities. In this regard, for the nine months ended March 29, 2024, the Company reassessed existing capacity development plans and made a decision to cancel certain projects, including projects to expand capacity in its Penang, Malaysia facility, resulting in the impairment of existing construction in progress and other assets and the recognition of a liability for certain contract termination costs.

The Company recorded the following net charges related to these actions for the periods presented:

	Three Months Ended		Nine Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
	(in millions)
Employee termination benefits	$—	$1	$—	$35
Asset impairments	—	5	—	99
Other charges (gains):
Recovery of non-cancellable purchase order	—	—	(9)	—
Contract termination and other	—	—	2	29
Total employee termination, asset impairment and other	$—	$6	$(7)	$163

The following table presents an analysis of the components of these activities against the reserve (included in Accrued expenses) during the nine months ended March 28, 2025:

Contract Termination and Other
(in millions)
Accrual balance at June 28, 2024	$28
Charges	2
Cash payments	(9)
Recovery of non-cancellable purchase order	(9)
Accrual balance at March 28, 2025	$12

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

The Company’s outstanding payment obligations to vendors eligible to participate under its supplier finance program were $44 million and $37 million as of March 28, 2025 and June 28, 2024, respectively, and are included within Accounts payable on the Company’s Condensed Consolidated Balance Sheets.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 16.    Legal Proceedings

Tax

For disclosures regarding the status of statutory notices of deficiency issued by the IRS with regard to tax years 2008 through 2015, see Note 12, Income Taxes.

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

Subsequent to March 28, 2025, pursuant to a confidential agreement effective as of April 17, 2025, MRT and the Company reached a global settlement of $130 million for all pending legal disputes. The settlement results in the dismissal of the MRT matter, as well as a second patent litigation matter MRT filed on August 22, 2024 against the Company. As a result of the settlement, the Company reversed $201 million of previously recorded charges in Operating expense under Litigation matter and $6 million of post-judgment interest previously recorded in Other income (expense), net.

On September 28, 2016, SPEX Technologies, Inc. (“SPEX”) filed a lawsuit in the Central District Court against the Company and two of the Company’s current or former wholly-owned subsidiaries, Western Digital Technologies, Inc. and HGST Inc., alleging infringement of U.S. Patent Nos. 6,088,802 and 6,003,135, both of which allegedly relate to moving a security mechanism (e.g., the encrypting/decrypting mechanism) from a host computer or a separate device to a peripheral device that provides data storage. As the case progressed, SPEX dismissed its allegations relating to U.S. Patent No. 6,003,135 and narrowed its case to one claim related to U.S. Patent No. 6,088,802 and asserted this against certain HDD products that may include certain encryption capabilities. The trial commenced on October 8, 2024, and concluded on October 18, 2024, and the jury awarded SPEX damages of $316 million for the use of one claim related to U.S. Patent No. 6,088,802 in the past, prior to its expiration in 2017. On January 8, 2025, the Court entered judgment for SPEX in accordance with the verdict and also awarded SPEX prejudgment interest of $237 million and legal costs. The Company is contesting the judgment and, based on available arguments, the Company believes the judgment, including any prejudgment interest and legal costs will be reversed, amended or vacated based on the Company’s motions for judgment as a matter of law in the district court or when the Company presents its appeal to the United States Court of Appeals for the Federal Circuit, if necessary. The Company therefore believes a loss is not probable and has not accrued a liability as a result of the jury verdict or the entry of judgment in its financial statements as of March 28, 2025.

Other Matters

In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims. Although the ultimate aggregate amount of reasonably possible monetary liability or financial impact with respect to these other matters is subject to many uncertainties, management believes that any monetary liability or financial impact to the Company from these matters, individually and in the aggregate, would not be material to the Company’s financial condition, results of operations or cash flows. However, any monetary liability and financial impact to the Company from these matters could differ materially from management’s expectations.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The ability to predict the ultimate outcome of any legal proceeding involves judgments, estimates and inherent uncertainties. The actual outcome of these matters could differ materially from management’s estimates.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws and should be read in conjunction with the disclosures we make concerning risks and other factors that may affect our business and operating results. You should read this information in conjunction with the unaudited Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited Consolidated Financial Statements and notes thereto included in Part II, Item 8 of our 2024 Annual Report on Form 10-K. See also “Forward-Looking Statements” immediately prior to Part I, Item 1 in this Quarterly Report on Form 10‑Q.

Unless otherwise indicated, references herein to specific years and quarters are to our fiscal years and fiscal quarters. As used herein, the terms “we,” “us,” “our,” and the “Company” refer to Western Digital Corporation and its subsidiaries.

Our Company

We are a leading developer, manufacturer, and provider of data storage devices and solutions based on hard disk drive (“HDD”) technology. With a differentiated innovation engine driving advancements in storage and semiconductor technologies, our broad and ever-expanding portfolio delivers powerful HDD solutions for everyone from students, gamers, and home offices to the largest enterprises and public clouds to capture, preserve, access, and transform an ever-increasing diversity of data.

Our broad portfolio of technology and products addresses our multiple end markets: “Cloud,” “Client,” and “Consumer”. Cloud is comprised primarily of products for public or private cloud environments and enterprise customers. Through the Client end market, we provide our original equipment manufacturer (“OEM”) and channel customers a broad array of high-performance HDD solutions across desktop and notebooks. The Consumer end market provides a broad range of retail and other end-user products, which capitalize on the strength of our product brand recognition and vast presence around the world.

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

Key Developments

Separation of Business Units

On February 21, 2025, we completed the separation of our HDD and Flash business units (the “Separation”) to create two independent, public companies, with Sandisk Corporation (“Sandisk”), formerly a wholly-owned subsidiary of the Company, holding the Flash business, and Western Digital focusing on our existing HDD business. We believe the Separation better positions each business unit to execute innovative technology and product development, capitalize on unique growth opportunities, extend respective leadership positions, and operate more efficiently with distinct capital structures. The Separation was effected through a pro rata distribution of 80.1% of the outstanding shares of Sandisk common stock to holders of the Company’s common stock as of February 12, 2025, the record date for the distribution. The Company did not issue fractional shares of Sandisk common stock in connection with the distribution. Sandisk is now an independent public company, and Sandisk common stock commenced trading “regular way” under the symbol “SNDK” on the Nasdaq Stock Market LLC (“Nasdaq”) on February 24, 2025, which was the next trading day following the distribution date. The Company continues to trade on Nasdaq under the symbol “WDC” following the Separation. Following the Separation, the Company beneficially owns 19.9% of the outstanding shares of Sandisk common stock and no longer consolidates Sandisk within the Company’s financial results. The Company expects to monetize its stake in Sandisk within one year from the Separation date.

Information provided herein is presented on a continuing operations basis to reflect the impact of the Separation. See Part I, Item 1, Note 3, Discontinued Operations, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Separation.

Macroeconomic Conditions

The United States has recently announced changes to its trade policy, including increasing tariffs on imports, in some cases significantly. Several of these recent tariff actions have been followed by announcements of limited exemptions and temporary pauses. These actions are unprecedented, have caused substantial uncertainty and have also resulted in retaliatory measures on U.S. goods. Our business and results of operations were not materially impacted during the third quarter of 2025 or to date during the fourth quarter of 2025 as a result of the recent tariff actions. We are actively monitoring developments and plan to leverage tariff exemptions where possible and will take other actions as appropriate to offset any resulting increase in the cost of importing our products or the costs for materials or components in our products, including optimizing our supply chain, sourcing from alternative suppliers or increasing our prices. There can be no assurance that we will be able to successfully offset or mitigate any resulting increase in our costs. In addition, the impact of the tariff actions on our customers, retaliatory measures by other countries in response to U.S. trade policy and any resulting decline in consumer confidence, significant inflation and diminished expectations for the economy could reduce demand for our products and adversely affect our business, financial condition and results of operations. For additional information, please see Part II, Item 1A, Risk Factors, included in this Quarterly Report on Form 10-Q.

Operational Update

Macroeconomic factors such as inflation, changes in interest rates, and recession concerns softened demand for our products during 2024. As a result, we and our industry experienced a supply-demand imbalance, which resulted in reduced shipments, negatively impacted pricing, and resulted in incremental charges for employee termination, asset impairment, and charges for unabsorbed manufacturing overhead costs due to the underutilization of facilities as we temporarily scaled back production and took other actions to align our operations to the market at the time. However, we have seen an improvement in the supply and demand dynamic in HDD, leading to improved revenues in fiscal 2025 from the comparable period in the prior year. We anticipate that digital transformation, including the artificial intelligence data-cycle, will drive improved market conditions in the long term.

We will continue to actively monitor developments impacting our business and may take additional responsive actions that we determine to be in the best interest of our business and stakeholders.

Tax Resolution

As previously disclosed, we had reached a final agreement with the IRS and received notices of deficiency with respect to years 2008 through 2012 and in February 2024, also reached a final agreement for resolving the notices of proposed adjustments with respect to years 2013 through 2015. During the nine months ended March 28, 2025, we made payments aggregating to $162 million for tax and interest with respect to years 2008 through 2015 and have no remaining liability as of March 28, 2025 related to all years from 2008 through 2015. Additional information regarding these settlements and related tax matters is provided in Part I, Item 1, Note 12, Income Taxes, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Results of Operations

Third Quarter and Nine Month Overview

The following table sets forth, for the periods presented, selected summary information from our Condensed Consolidated Statements of Operations by dollars and percentage of net revenue(1):

	Three Months Ended
	March 28, 2025		March 29, 2024		$ Change	% Change
	$ in millions
Revenue, net	$2,294	100.0%	$1,752	100.0%	$542	31%
Cost of revenue	1,382	60.2	1,233	70.4	149	12
Gross profit	912	39.8	519	29.6	393	76
Operating expenses:
Research and development	245	10.7	243	13.9	2	1
Selling, general and administrative	108	4.7	176	10.0	(68)	(39)
Litigation matter	(201)	(8.8)	—	—	(201)	n/a
Employee termination, asset impairment and other	—	—	6	0.3	(6)	(100)
Total operating expenses	152	6.6	425	24.3	(273)	(64)
Operating income	760	33.1	94	5.4	666	709
Interest and other expense:
Interest income	10	0.4	8	0.5	2	25
Interest expense	(91)	(4.0)	(108)	(6.2)	17	(16)
Unrealized loss on retained interest in Sandisk	(606)	(26.4)	—	—	(606)	n/a
Other income (expense), net	1	—	(6)	(0.3)	7	117
Total interest and other expense, net	(686)	(29.9)	(106)	(6.1)	(580)	547
Income (loss) before taxes	74	3.2	(12)	(0.7)	86	717
Income tax benefit	(698)	(30.4)	(4)	(0.2)	(694)	17,350
Net income (loss) from continuing operations	$772	33.7%	$(8)	(0.5)%	$780	9,750%

(1)    Percentages may not total due to rounding.

	Nine Months Ended
	March 28, 2025		March 29, 2024		$ Change	% Change
	$ in millions
Revenue, net	$6,915	100.0%	$4,313	100.0%	$2,602	60%
Cost of revenue	4,290	62.0	3,237	75.1	1,053	33
Gross profit	2,625	38.0	1,076	24.9	1,549	144
Operating expenses:
Research and development	732	10.6	683	15.8	49	7
Selling, general and administrative	444	6.4	542	12.6	(98)	(18)
Litigation matter	(198)	(2.9)	—	—	(198)	n/a
Employee termination, asset impairment and other	(7)	(0.1)	163	3.8	(170)	(104)
Total operating expenses	971	14.0	1,388	32.2	(417)	(30)
Operating income (loss)	1,654	23.9	(312)	(7.2)	1,966	630
Interest and other expense:
Interest income	25	0.4	25	0.6	—	—
Interest expense	(283)	(4.1)	(312)	(7.2)	29	(9)
Unrealized loss on retained interest in Sandisk	(606)	(8.8)	—	—	(606)	n/a
Other income (expense), net	(7)	(0.1)	53	1.2	(60)	(113)
Total interest and other expense, net	(871)	(12.6)	(234)	(5.4)	(637)	272
Income (loss) before taxes	783	11.3	(546)	(12.7)	1,329	243
Income tax benefit	(608)	(8.8)	(27)	(0.6)	(581)	2,152
Net income (loss) from continuing operations	$1,391	20.1%	$(519)	(12.0)%	$1,910	368%

(1)    Percentages may not total due to rounding.

The following table sets forth for the periods presented, summary information regarding our disaggregated revenue:

	Three Months Ended		Nine Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
	(in millions)
Revenue by end market
Cloud	$2,007	$1,455	$6,012	$3,340
Client	137	140	416	440
Consumer	150	157	487	533
Total revenue	$2,294	$1,752	$6,915	$4,313

Revenue by geography
Asia	$753	$600	$2,349	$1,677
Americas	1,182	882	3,468	1,844
Europe, Middle East and Africa	359	270	1,098	792
Total revenue	$2,294	$1,752	$6,915	$4,313

Net Revenue

Comparison of Three and Nine Months Ended March 28, 2025 to Three and Nine Months Ended March 29, 2024

Net revenue increased by 31% for the three months ended March 28, 2025 from the comparable period in the prior year, as a result of a 4% increase in units sold, primarily from higher shipments of our high capacity enterprise products stemming from data center expansions, with a 23% increase in pricing. Net revenue increased by 60% for the nine months ended March 28, 2025 from the comparable period in the prior year, as a result of an 18% increase in units sold, with a 35% increase in average selling price per unit, primarily due to a shift in the product mix to larger capacity drives.

Cloud revenue increased by 38% for the three months ended March 28, 2025 from the comparable period in the prior year, reflecting a 14% increase in units sold and an 18% increase in average selling price per unit. The increase in units sold was driven by higher shipments of our high-capacity enterprise products stemming from data center expansions. The increase in average selling price per unit was primarily due to variations in product mix during the period. Cloud revenue increased by 80% for the nine months ended March 28, 2025 from the comparable period in the prior year, reflecting a 44% increase in units sold and a 24% increase in average selling price per unit. The increase in units sold and increase in average selling price per unit are attributed to the same factors described for the three-month period.

Client revenue declined by 2% for the three months ended March 28, 2025 from the comparable period in the prior year, reflecting a 23% decrease in units sold, partially offset by a 27% increase in average selling price per unit. Client revenue decreased by 5% for the nine months ended March 28, 2025 from the comparable period in the prior year, reflecting an 18% decrease in units sold, partially offset by a 15% increase in average selling price per unit.

Consumer revenue declined by 4% for the three months ended March 28, 2025 from the comparable period in the prior year, which was driven by a drop in pricing, while volume remained relatively flat. Consumer revenue declined by 9% for the nine months ended March 28, 2025 from the comparable period in the prior year, reflecting a 13% decline in units due to softer demand in the market, partially offset by improved pricing due to product mix.

Net revenue by geography for the three months ended March 28, 2025 was relatively consistent with the prior year. The changes in net revenue by geography for the nine months ended March 28, 2025 from the comparable period in the prior year reflected higher revenue in the Americas region in the current year from higher sales to Cloud customers, as noted above.

Our top 10 customers accounted for 73% and 68% of our net revenue for the three and nine months ended March 28, 2025, respectively, compared to 59% and 53% of our net revenue for the three and nine months ended March 29, 2024, respectively. For the three months ended March 28, 2025, three customers accounted for 18%, 16% and 13% of our net revenue, and for the nine months ended March 28, 2025, two customers accounted for 18% and 11% of our net revenue. For the three months ended March 29, 2024, one customer accounted for 12% of our net revenue, and for the nine months ended March 29, 2024, no customer accounted for 10% or more of our net revenue.

Consistent with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. These programs represented 11% and 10% of gross revenue for the three and nine months ended March 28, 2025 and 10% and 12% for the three and nine months ended March 29, 2024, respectively. The amounts attributed to our sales incentive and marketing programs generally vary according to several factors, including industry conditions, list pricing strategies, seasonal demand, competitor actions, channel mix, and overall availability of products. The decrease in program amounts in the current period reflects the improved demand and pricing environment. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue.

Gross Profit and Gross Margin

Gross profit increased by $393 million for the three months ended March 28, 2025 from the comparable period in the prior year, primarily due to higher product shipments and improved pricing. In addition, the prior year period included charges for unabsorbed manufacturing overhead costs as a result of the reduced utilization of our manufacturing capacity of $16 million, which were not incurred in the current period. Gross margin increased by 10 percentage points year over year, mainly due to improved pricing, with approximately 1 percentage point of the increase due to the unabsorbed manufacturing overhead costs incurred in the prior year period but not incurred in the current period.

Gross profit increased by $1.55 billion for the nine months ended March 28, 2025 from the comparable period in the prior year, primarily due to higher product shipments, improved pricing, and favorable product mix. In addition, the prior year period included charges for unabsorbed manufacturing overhead costs as a result of the reduced utilization of our manufacturing capacity of $148 million, which were not incurred in the current period. Gross margin increased by approximately 13 percentage points year over year, mainly due to improved pricing and favorable product mix with approximately 3 percentage points of the increase due to the unabsorbed manufacturing overhead costs incurred in the prior year period but not incurred in the current period.

Operating Expenses

Research and development (“R&D”) expense for the three months ended March 28, 2025 remained relatively consistent with the comparable period in the prior year. R&D expense increased by $49 million for the nine months ended March 28, 2025 from the comparable period in the prior year. The increase was primarily driven by a $41 million increase in compensation and benefits due to higher variable compensation and increased headcount and increases in spending for R&D projects as we continue to invest in innovation.

Selling, general and administrative (“SG&A”) expense decreased by $68 million for the three months ended March 28, 2025 from the comparable period in the prior year. The decrease primarily reflects a $55 million decrease in compensation and benefits, which was driven by certain general corporate overhead roles in the prior year that have since transferred to Sandisk and were not backfilled after the Separation. The decrease also reflects a $13 million decrease in services due to decreased sales and marketing expenses and legal fees. SG&A expense decreased by $98 million for the nine months ended March 28, 2025 from the comparable period in the prior year. The decrease was primarily driven by a $76 million decrease in compensation and benefits due to the same factors noted above for the three-month period along with a $16 million decrease in services due to decreased sales and marketing expenses.

For information regarding Employee termination, asset impairment and other, see Part I, Item 1, Note 14, Employee Termination, Asset Impairment and Other, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

For information regarding litigation matters, see Part I, Item 1, Note 16, Legal Proceedings, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Interest and Other Expense

Total interest and other expense, net increased by $580 million and $637 million for the three and nine months ended March 28, 2025, respectively, from the comparable periods in the prior year. The increases primarily reflect an unrealized loss of $606 million on our retained interest in Sandisk based on the mark-to-market value as of March 28, 2025 and lower foreign exchange transaction gains.

Income Taxes

Beginning in 2023, the Tax Cuts and Jobs Act (the “2017 Act”) has required us to capitalize and amortize R&D expenses rather than expensing them in the year incurred. The tax effects related to the capitalization of R&D expenses are included in our effective tax rate for the three and nine months ended March 28, 2025 and March 29, 2024. The tax effects related to the capitalization of R&D expenses had a material impact on our effective tax rate for the three and nine months ended March 28, 2025 but did not have a material impact on the effective tax rate for the three and nine months ended March 29, 2024.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which contained significant changes to laws related to tax, climate, energy, and health care. The tax measures include, among other things, a corporate alternative minimum tax (“CAMT”) of 15% on corporations with three-year average annual adjusted financial statement income (“AFSI”) exceeding $1.0 billion. The CAMT became effective for us beginning with fiscal year 2024. We do not expect to be subject to the CAMT of 15% for fiscal year 2025 as our annual average AFSI did not exceed $1.0 billion for the preceding three-year period.

On December 20, 2021, the Organization for Economic Co-operation and Development G20 (“OECD/G20”) Inclusive Framework on Base Erosion and Profit Shifting released Model Global Anti-Base Erosion rules under Pillar Two. Several non-U.S. jurisdictions have either enacted legislation or announced their intention to enact future legislation to adopt certain or all components of Pillar Two, some of which are effective for us in fiscal year 2025. For fiscal year 2025, we currently expect to be able to meet certain transitional safe harbors and do not expect any material GMT taxes. As more jurisdictions adopt this legislation in fiscal year 2026, there may be material increases in our future tax obligations in certain jurisdictions.

The following table presents our Income tax benefit and the effective tax rate:

	Three Months Ended		Nine Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
	$ in millions
Income (loss) before taxes	$74	$(12)	$783	$(546)
Income tax benefit	(698)	(4)	(608)	(27)
Effective tax rate	(943)%	33%	(78)%	5%

The primary drivers of the difference between the effective tax rate for the three and nine months ended March 28, 2025 and the U.S. Federal statutory rate of 21% are the relative mix of earnings and losses by jurisdiction, credits, and tax holidays in the Philippines and Thailand that will expire at various dates during years 2026 through 2033. These resulted in decreases to our effective tax rate below the U.S. Federal statutory rate for the three and nine months ended March 28, 2025. In anticipation of us operating as a standalone HDD business in a GMT environment, we executed an inter-entity asset transfer in conjunction with the separation of our Flash business. This resulted in the recognition of one-time deferred tax benefits to continuing operations of $711 million for the three and nine months ended March 28, 2025.

The primary drivers of the difference between the effective tax rate for the three and nine months ended March 29, 2024 and the U.S. Federal statutory rate of 21% were the relative mix of earnings and losses by jurisdiction, the deduction for foreign-derived intangible income, credits, and tax holidays in Malaysia, the Philippines, and Thailand. In addition, the effective tax rate for the nine months ended March 29, 2024 includes the discrete effect of a net decrease of $30 million to the liability for unrecognized tax benefits, which includes interest and offsetting tax benefits, as a result of adjustments to align with IRS calculations.

For additional information regarding Income tax benefit, see Part I, Item 1, Note 12, Income Taxes, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

The following table summarizes our statements of cash flows, which are presented on a consolidated basis. Cash flows related to discontinued operations have not been segregated. See Part I, Item 1, Note 3, Discontinued Operations, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional cash flow information related to our discontinued operations.

	Nine Months Ended
	March 28, 2025	March 29, 2024
	(in millions)
Net cash provided by (used in):
Operating activities	$945	$(660)
Investing activities	220	31
Financing activities	430	506
Effect of exchange rate changes on cash	3	(6)
Net increase (decrease) in cash and cash equivalents	$1,598	$(129)

We had previously reached a final agreement with the IRS and received notices of deficiency with respect to years 2008 through 2012 and in February 2024, also reached a final agreement for resolving the notices of proposed adjustments with respect to years 2013 through 2015. During the nine months ended March 28, 2025, we made payments of $130 million for interest with respect to years 2008 through 2012 and $32 million for tax and interest with respect to years 2013 through 2015, resulting in no remaining liability as of March 28, 2025 related to all years from 2008 through 2015.

In connection with settlements for the years 2008 through 2015, we expect to realize reductions to our mandatory deemed repatriation tax obligations and tax savings from interest deductions in future years aggregating to $166 million. Of this amount, $65 million of interest savings from the interest paid with respect to years 2008 through 2015 is classified as a deferred tax asset due to interest expense limitation rules. See Part I, Item 1, Note 12, Income Taxes, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further details.

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

As a result of the Separation, we no longer have any capital expenditure requirements for the Flash business or its joint ventures with Kioxia Corporation. We currently expect our capital expenditures for the remainder of fiscal 2025 to be approximately $100 million.

We believe our cash and cash equivalents and our available 2027 Revolving Credit Facility (as defined below) will be sufficient to meet our working capital, debt, dividend and capital expenditure needs for at least the next twelve months and for the foreseeable future thereafter. We believe we can also access the various debt and equity capital markets to further supplement our liquidity position if necessary. Our ability to sustain our working capital position is subject to a number of risks that we discuss in Part II, Item 1A, Risk Factors, in this Quarterly Report on Form 10-Q and in Part I, Item 1A, Risk Factors, in our 2024 Annual Report on Form 10-K.

A total of $1.05 billion of our Cash and cash equivalents was held by our foreign subsidiaries as of March 28, 2025 and June 28, 2024, respectively. There are no material tax consequences that were not previously accrued for on the repatriation of this cash.

Our cash equivalents are primarily invested in money market funds that invest in U.S. Treasury securities and U.S. Government agency securities. In addition, from time to time, we also invest directly in certificates of deposit, asset-backed securities and corporate and municipal notes and bonds.

Operating Activities

Net cash provided by or used in operating activities primarily consists of net income or loss, adjusted for non-cash charges, plus or minus changes in operating assets and liabilities. Net cash used for changes in operating assets and liabilities was $1.15 billion for the nine months ended March 28, 2025, compared to $405 million for the nine months ended March 29, 2024, which largely reflects an increase in the volume of our business, as discussed above.

Changes in our operating assets and liabilities are largely affected by our working capital requirements, which are dependent on our volume of business and the effective management of our cash conversion cycle as well as the timing of payments for taxes. Our cash conversion cycle measures how quickly we can convert our products into cash through sales. The cash conversion cycles, calculated on a continuing operations basis, were as follows (in days):

	Three Months Ended
	March 28, 2025	March 29, 2024
Days sales outstanding	58	51
Days in inventory	86	110
Days payable outstanding	(85)	(75)
Cash conversion cycle	59	86

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

For the three months ended March 28, 2025, DSO increased by seven days from the comparable period in the prior year, of which four days reflected an increase from lower trade accounts receivable factoring and the remainder reflected the timing of shipments and customer collections. DIO decreased by 24 days from the comparable period in the prior year, primarily reflecting higher consumption of inventory driven by increased sales in the current period. DPO increased by 10 days from the comparable period in the prior year primarily due to more favorable payment terms and routine variations in the timing of purchases and payments during the period.

Investing Activities

Net cash provided by investing activities for the nine months ended March 28, 2025 primarily consisted of $401 million in net proceeds from our sale of a majority interest in one of our subsidiaries and $148 million in net proceeds from activity related to Flash Ventures, partially offset by $336 million in capital expenditures, net of proceeds from disposals of assets. Net cash provided by investing activities for the nine months ended March 29, 2024 primarily consisted of $207 million in net proceeds from activity related to Flash Ventures, partially offset by $176 million in capital expenditures, net of proceeds from disposals of assets, which included the proceeds from the sale-leaseback of our Milpitas, California facility.

Financing Activities

During the nine months ended March 28, 2025, net cash provided by financing activities primarily consisted of $2.15 billion of proceeds from drawing on the Sandisk credit facilities in connection with the Separation as well as the 2027 Revolving Credit Facility and $69 million of proceeds from the issuance of stock under employee stock plans, partially offset by $1.37 billion of cash transferred to Sandisk in connection with the Separation, $257 million for repayment of amounts borrowed under the 2027 Revolving Credit Facility and scheduled repayments on the Term Loan A-2 and Term Loan A-3, $92 million for taxes paid on vested stock awards under employee stock plans, and $74 million paid for debt issuance costs. During the nine months ended March 29, 2024, net cash provided by financing activities primarily consisted of $2.50 billion in proceeds from the issuance of the 2028 Convertible Notes and the drawdown of our delayed draw term loan, partially offset by $1.27 billion to settle the remainder of the 2024 Convertible Notes at maturity and repayments of our delayed draw term loan and Term Loan A-2, $505 million used to repurchase a portion of the 2024 Convertible Notes, and $155 million for the purchase of capped calls to hedge the potential dilution impact of the conversion feature of the 2028 Convertible Notes.

Off-Balance Sheet Arrangements

Other than certain indemnification provisions (see “Short- and Long-term Liquidity – Purchase Obligations and Other Commitments” below), we do not have any other material off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets, or any other obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not included in the Condensed Consolidated Financial Statements. Additionally, we do not have an interest in, or relationships with, any variable interest entities.

Short- and Long-term Liquidity

Material Cash Requirements

The following is a summary of our known material cash requirements, including those for capital expenditures, as of March 28, 2025. In addition, see the discussions further below related to unrecognized tax benefits, litigation matters, cash dividend program, dividend rights with respect to the Series A Preferred Stock, foreign exchange contracts and indemnifications.

	Total	1 Year (Remaining Three Months of 2025)	2-3 Years (2026-2027)	4-5 Years (2028-2029)	More than 5 Years (Beyond 2029)
	(in millions)
Long-term debt, including current portion(1)	$7,380	$31	$4,749	$2,100	$500
Interest on debt	734	63	492	132	47
Operating leases	172	9	66	41	56
Purchase obligations and other commitments	121	45	76	—	—
Mandatory deemed repatriation tax	331	—	331	—	—
Total	$8,738	$148	$5,714	$2,273	$603

(1)Principal portion of debt, excluding issuance costs.

Unrecognized Tax Benefits

As of March 28, 2025, the liability for unrecognized tax benefits (excluding accrued interest and penalties) was $561 million. Accrued interest and penalties related to unrecognized tax benefits are recognized in liabilities for uncertain tax positions and are recorded in the provision for income taxes. Accrued interest and penalties included in our liability related to unrecognized tax benefits as of March 28, 2025 was $70 million. Of these amounts, approximately $476 million could result in potential cash payments. As of March 28, 2025, with respect to the IRS matter discussed below, it was not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months.

As noted above, we had previously reached a final agreement with the IRS regarding notices of deficiency with respect to years 2008 through 2012 and in February 2024 also reached a final agreement for resolving the notices of proposed adjustments with respect to years 2013 through 2015. During the nine months ended March 28, 2025, we made payments of $130 million for interest with respect to years 2008 through 2012 and $32 million for tax and interest with respect to years 2013 through 2015, resulting in no remaining liability as of March 28, 2025 related to all years from 2008 through 2015.

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

Cash Dividend Program

On April 29, 2025, our Board of Directors authorized the adoption of a quarterly cash dividend program. Under the cash dividend program, holders of our common stock will receive dividends when and as declared by our Board of Directors. In conjunction with the adoption of the cash dividend program, our Board of Directors declared a cash dividend of $0.10 per share of our common stock, which will be paid on June 18, 2025 to our shareholders of record as of the close of business on June 4, 2025. We may suspend or discontinue our cash dividend program at any time.

Dividend Rights

As of March 28, 2025, 235,000 shares of our Series A Preferred Stock remained outstanding. These shares are entitled to cumulative preferred dividends and will also participate in any dividends declared for common shareholders on an as-converted equivalent basis. See Part II, Item 8, Note 12, Shareholders’ Equity and Convertible Preferred Stock, of the Notes to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K and Part I, Item 1, Note 11, Shareholders’ Equity and Convertible Preferred Stock, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information regarding the dividend provisions.

Debt

As described in Part I, Item 1, Note 8, Debt, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, the Company issued $1.60 billion aggregate principal amount of convertible senior notes in November 2023, which bear interest at an annual rate of 3.00% and mature on November 15, 2028 (the “2028 Convertible Notes”). The 2028 Convertible Notes are convertible at the option of any holder beginning August 15, 2028 at a conversion price of approximately $37.89 per share of common stock (which conversion price has been adjusted from approximately $52.20 in accordance with the indenture as a result of the Separation). Prior to August 15, 2028, if the trading price of our common stock remains above 130% of the conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading-day period prior to the end of a calendar quarter, holders of the 2028 Convertible Notes would have the right to convert the 2028 Convertible Notes during the next succeeding calendar quarter. The 2028 Convertible Notes are also convertible prior to August 15, 2028 upon the occurrence of certain corporate events. Upon any conversion of the 2028 Convertible Notes, we will pay cash for the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, shares of our common stock or a combination thereof, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted.

The sale price conditional conversion feature of the 2028 Convertible Notes was not triggered during the calendar quarter ended March 31, 2025 and, accordingly, the holders of the 2028 Convertible Notes do not have the right to convert the notes during the succeeding calendar quarter ending June 30, 2025. As a result, the 2028 Convertible Notes were classified as Long-term debt in the Condensed Consolidated Financial Statements as of March 28, 2025. The Company will continue to evaluate the conversion feature quarterly to determine if the 2028 Convertible Notes become convertible in future periods.

In addition to our outstanding debt, as of March 28, 2025, we had $1.25 billion available for borrowing under our revolving credit facility maturing in January 2027 (the “2027 Revolving Credit Facility”), subject to customary conditions under the Loan Agreement. The agreements governing our credit facilities each include limits on secured indebtedness and certain types of unsecured subsidiary indebtedness and require us and certain of our subsidiaries to provide guarantees and collateral to the extent the conditions providing for such guarantees and collateral are met. The loan agreement governing our 2027 Revolving Credit Facility and our Term Loan A-3 (as amended, the “Loan Agreement”) requires us to comply with a financial leverage ratio covenant. As of March 28, 2025, we were in compliance with the financial covenant. Additional information regarding our indebtedness, including information about availability under our 2027 Revolving Credit Facility and the principal repayment terms, interest rates, covenants, collateral and other key terms of our outstanding indebtedness, is included in Part II, Item 8, Note 7, Debt, of the Notes to the Consolidated Financial Statements included in our 2024 Annual Report on Form 10-K and Note 8, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In connection with the Separation, we entered into an amendment with our existing lenders under the Loan Agreement governing our Term Loan Facility and the 2027 Revolving Credit Facility that, among other changes, (a) permitted the Separation, (b) provided for the automatic release, in connection with the Separation, of guarantees and liens on collateral provided by Sandisk and Sandisk Technologies, Inc. under the Loan Agreement, (c) provided for the issuance of a new $2.51 billion Term Loan A-3 maturing in January 2027 (the “Term Loan A-3”) to replace our previously existing Term Loan A-2 (the “Term Loan A-2” and, together with the Term Loan A-3, the “Term Loan Facility”), (d) facilitates a potential future debt for equity exchange with respect to the Term Loan A-3 in connection with the Sandisk retained interest, and (e) in connection with the Separation, reduced the aggregate commitments under the 2027 Revolving Credit Facility from $2.25 billion to $1.25 billion.

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

The assets and liabilities of the Obligor Group include the following:

	March 28, 2025	June 28, 2024
	(in millions)
Current assets	$5,313	$2,149
Non-current assets	4,677	2,208
Net intercompany receivables from (payables to) non-guarantor subsidiaries	(757)	2,473
Current liabilities	3,530	3,758
Non-current liabilities	5,502	6,626

The operating results of the Obligor Group include the following:

	Nine Months Ended	Year Ended
	March 28, 2025	June 28, 2024
	(in millions)
Net sales	$4,115	$4,066
Gross profit	1,656	1,002
Operating income (loss)	435	(927)
Net income (loss)	138	(1,211)

Results for the Obligor Group include the following transactions with non-guarantor subsidiaries:

	Nine Months Ended	Year Ended
	March 28, 2025	June 28, 2024
	(in millions)
Intercompany revenue	$1,128	$1,416
Net intercompany interest (income) expense	(4)	8
Intercompany dividend income	1,695	567

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

Mandatory Deemed Repatriation Tax

As of March 28, 2025, our estimated mandatory deemed repatriation tax obligation was $331 million and is expected to be paid within the next twelve months.

Mandatory Research and Development Expense Capitalization

Since the beginning of 2023, the 2017 Act has required us to capitalize and amortize R&D expenses rather than expensing them in the year incurred, which is expected to result in higher cash tax payments in future profitable periods, if not repealed or otherwise modified.

Foreign Exchange Contracts

We purchase foreign exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for Operating expenses and product costs denominated in foreign currencies. See Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk, included in this Quarterly Report on Form 10-Q for additional information.

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

There have been no material changes in our critical accounting policies and estimates from those disclosed in our 2024 Annual Report on Form 10‑K. Please refer to Part II, Item 7 of our 2024 Annual Report on Form 10‑K for a discussion of our critical accounting policies and estimates.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Except as disclosed below, there have been no material changes to our market risk exposure during the nine months ended March 28, 2025. See Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our 2024 Annual Report on Form 10-K for further information about our exposure to market risk.

Foreign Currency Risk

We performed sensitivity analyses as of March 28, 2025, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our foreign currency derivative contracts used to offset the underlying exposures. The foreign currency exchange rates used in performing the sensitivity analyses were based on market rates in effect at March 28, 2025. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar would result in a foreign exchange fair value loss of $68 million at March 28, 2025.

Interest Rate Risk

We have generally held a balance of fixed and variable rate debt. As of March 28, 2025, our variable rate debt outstanding consisted of our Term Loan A-3, which is based on various index rates as discussed further in Note 8, Debt, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. As of March 28, 2025, the outstanding balance on our variable rate debt was $2.5 billion and a one percent increase in the variable rate of interest would increase our annual interest expense by $25 million.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended March 28, 2025, we completed the separation of our Flash business (the “Separation”). In connection with the Separation, certain controls within our internal control over financial reporting related to the divested operations were removed from our control environment.

Other than the changes related to the Separation described above, there were no changes in our internal control over financial reporting during the third quarter of fiscal year 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 16, Legal Proceedings of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for disclosures regarding certain legal proceedings, which are incorporated by reference herein.

Item 1A.    Risk Factors

We have described under the heading “Risk Factors” in Part I, Item 1A of our 2024 Annual Report on Form 10-K a number of risks and uncertainties that could cause our actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. In light of the Separation, risks related to our joint venture with Kioxia Corporation as disclosed in Part I, Item 1A, Risk Factors, in our 2024 Annual Report on Form 10-K are no longer material. Except as set forth below, there have been no other material changes from these risk factors previously described in Part I, Item 1A of our 2024 Annual Report on Form 10-K. These risks and uncertainties are not the only risks facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business, financial condition, results of operations or the market price of our common stock.

Changes in U.S. trade policy and the impact of tariffs may have a material adverse effect on our business and results of operations.

Our business, financial condition and results of operations may be adversely affected by uncertainty and changes in U.S. trade policies, including tariffs, trade agreements or other trade restrictions imposed by the United States or other governments. For example, the United States has recently announced changes to its trade policy, including increasing tariffs on imports, in some cases significantly. Several of these recent tariff actions have been followed by announcements of limited exemptions and temporary pauses. These actions are unprecedented, have caused substantial uncertainty and have also resulted in retaliatory measures on U.S. goods.

Any imposition of or increase in tariffs may increase the cost of importing our products or the costs for materials or components used in our products, which would increase our costs unless we are able to implement actions to offset these costs, such as leveraging tariff exemptions where possible, taking actions to optimize our supply chain or source from alternative suppliers or increasing our prices. There can be no assurance that we will be able to successfully offset or mitigate any resulting increase in our costs. If we are unable to pass on any cost increases or if supply and demand conditions will not support price increases for our products, our revenue and gross margin would be negatively impacted. In addition, retaliatory actions by other countries in response to U.S. trade policy would increase prices for our products and could negatively affect demand for our products.

Tariffs or other trade restrictions may also lead to increased costs for our customers, declining consumer confidence, significant inflation and diminished expectations for the economy, as well as ultimately reduced demand for our products. Such conditions could have a material adverse impact on our business, results of operations and cash flows. In addition, tariff actions by the United States and retaliatory actions by other countries have caused and may in the future cause significant disruption and volatility in the financial markets, which could adversely affect the availability, terms and cost of capital, including to refinance our existing debt, and which in turn could reduce our cash flows and harm our business.

Changes in tariffs and trade restrictions can be announced with little or no advance notice. The adoption and expansion of tariffs or other trade restrictions, increasing trade tensions, or other changes in governmental policies related to tariffs, trade agreements or trade policies are difficult to predict, which makes risks difficult to anticipate and mitigate. If we are unable to navigate further changes in U.S. or international trade policy, it could have a material adverse impact on our business, financial condition and results of operations.

Any decisions to reduce or discontinue paying cash dividends to our shareholders could cause the market price for our common stock to decline.

We may modify, suspend or cancel our cash dividend program in any manner and at any time. Any reduction or discontinuance by us of the payment of quarterly cash dividends could cause the market price of our common stock to decline. Moreover, in the event our payment of quarterly cash dividends is reduced or discontinued, our failure or inability to resume paying cash dividends could cause the market price of our common stock to decline.

Item 5.    Other Information

Insider Trading Arrangements

During the quarter ended March 28, 2025, the following officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted a trading arrangement for the purchase or sale of securities of Western Digital that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act (“Rule 10b5-1 Plan”):

•Gene Zamiska, Senior Vice President, Global Accounting and Chief Accounting Officer of the Company, adopted a Rule 10b5-1 Plan on March 6, 2025. Under this plan, up to an aggregate of 29,653 shares of the Company’s common stock may be sold before the plan expires on September 4, 2026.

Item 6.    Exhibits

The exhibits listed in the Exhibit Index below are filed or furnished with, or incorporated by reference in, this Quarterly Report on Form 10-Q, as specified in the Exhibit List. Certain agreements listed in the Exhibit Index that we have filed or incorporated by reference may contain representations and warranties by us or our subsidiaries. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in our public disclosures, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe the actual state of affairs at the date hereof and should not be relied upon.

EXHIBIT INDEX

Exhibit Number	Description
2.1
Separation and Distribution Agreement, dated as of February 21, 2025, by and between Western Digital Corporation and Sandisk Corporation (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on February 24, 2025)#

3.1
Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K with the Securities and Exchange Commission on August 20, 2024)

3.2
Certificate of Designations, Preferences and Rights of Series A Convertible Perpetual Preferred Stock (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on February 1, 2023)

3.3
Amended and Restated Bylaws of Western Digital Corporation, as amended effective as of March 13, 2025 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on March 13, 2025)

10.1
Form of Indemnification Agreement for Directors and Officers of Western Digital Corporation (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on January 30, 2025)**

10.2
Transition Services Agreement, dated as of February 21, 2025, by and between Western Digital Corporation and Sandisk Corporation (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on February 24, 2025)#

10.3
Tax Matters Agreement, dated as of February 21, 2025, by and between Western Digital Corporation and Sandisk Corporation (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on February 24, 2025)#

10.4
Employee Matters Agreement, dated as of February 21, 2025, by and between Western Digital Corporation and Sandisk Corporation (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on February 24, 2025)#

10.5
Intellectual Property Cross-License Agreement, dated as of February 21, 2025, by and between Western Digital Corporation and Sandisk Corporation (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on February 24, 2025)#

10.6
Transitional Trademark License Agreement, dated as of February 21, 2025, by and between Western Digital Corporation and Sandisk Corporation (Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on February 24, 2025)#

10.7
Stockholder’s and Registration Rights Agreement, dated as of February 21, 2025, by and between Western Digital Corporation and Sandisk Corporation (Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on February 24, 2025)#

10.8
Amendment No. 4 to the Amended and Restated Loan Agreement, dated as of February 20, 2025, among Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto (Filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on February 24, 2025)#

10.9	Western Digital Corporation Amended and Restated Change in Control Severance Plan, amended and restated as of March 13, 2025†**
10.10	Offer Letter, dated as of February 11, 2025, to Irving Tan†**
10.11	Amended and Restated Offer Letter, dated as of April 18, 2025, to Ahmed Shinhab†**
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

† Filed with this report.
* Furnished with this report.

** Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.
# Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission upon request.

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
Dated: May 2, 2025