Form 10-K
period 2025-06-27
WESTERN DIGITAL CORP
filed 2025-08-14
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 27, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on December 27, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $12.24 billion, based on the closing sale price as reported on the Nasdaq Global Select Market.
There were 346,922,126 shares of common stock, par value $0.01 per share, outstanding as of the close of business on July 23, 2025.

Documents Incorporated by Reference
Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2025 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days after the end of the 2025 fiscal year. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning: the impact of the global macroeconomic environment, including tariffs; expectations regarding demand trends, market opportunities and our market position, including related to artificial intelligence (“AI”); our product plans and business strategies; consumer trends and market conditions; expectations regarding our future financial performance; expectations regarding our product development and technology plans; expectations regarding capital expenditure plans and investments; expectations regarding our tax resolutions, effective tax rate and our unrecognized tax benefits; expectations regarding the merits of our position and our plans with respect to certain litigation matters; our beliefs regarding our capital allocation plans, including our quarterly dividend program and our share repurchase program, and the sufficiency of our available liquidity to meet our working capital, debt and capital expenditure needs; and our expectations regarding the completed separation of our hard disk drive (“HDD”) and Flash business units, including the disposition of our retained stake in Sandisk Corporation.

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

  PART I

Item 1.    Business

General

Western Digital was founded in 1970 and is a Standard & Poor’s 500 (“S&P 500”) company headquartered in San Jose, California. We are a leading developer, manufacturer, and provider of data storage devices and solutions based on hard disk drive (“HDD”) technology. HDDs are critical components in the worldwide data infrastructure market, powering the digital economy. HDDs provide reliable, cost-effective, high-capacity storage needs for a wide range of applications, ranging from cloud data centers, enterprise storage systems, edge computing, and video surveillance to client and consumer devices.

On February 21, 2025 (the “Separation Date”), we completed the separation of our HDD and Flash business units (the “Separation”) to create two independent public companies, with Western Digital focusing on our existing HDD business and Sandisk Corporation (“Sandisk”), formerly a wholly-owned subsidiary of the Company, holding the Flash business. We believe the Separation better positions each business unit to execute innovative technology and product development, capitalize on unique growth opportunities, extend respective leadership positions, operate more efficiently with distinct capital structures, and pursue capital allocation strategies that maximize long-term shareholder value.

As global data creation continues to accelerate, particularly in the age of AI, and as the need to store and retain data also grows, we believe HDDs will continue to remain the preferred technology for storing large volumes of data as the most economical solution to the large cloud data centers for their mass storage needs. We believe Western Digital is well positioned as a leading supplier in the industry given the depth of our industry knowledge and the breadth of our product portfolio.

We are a customer-focused organization that has developed deep relationships with industry leaders to deliver innovative solutions to help users capture, store and transform data across a boundless range of applications. With much of the world’s data stored on Western Digital products, our innovation powers the global technology ecosystem — anchored in the cloud, and extending from consumer devices to the edge — enabling the data-driven future, including AI and emerging applications.

Our broad portfolio of technology and products addresses our customers’ storage needs through multiple end markets: “Cloud,” “Client” and “Consumer” and is comprised of the Western Digital® and WD® brands.

Cloud. Cloud represents a large and growing end market comprised primarily of products for public or private cloud environments and enterprise customers. We enable cloud, Internet and social media infrastructure players to build more powerful, cost-effective and efficient data centers. We provide the Cloud end market with an array of high-capacity enterprise HDDs and platforms. Our capacity enterprise HDDs address growing storage demands with high reliability, easy scalability, and lower time to value for our customers — all while delivering a low total cost of ownership for cloud data center and smart video system markets. These drives are primarily for use in data storage systems, in tiered storage models and where data must be stored reliably for years. We also provide higher value data storage platforms to the market.

Client. Through the Client end market, we provide our original equipment manufacturer (“OEM”) and channel customers a broad array of high-performance HDD solutions across desktop and notebooks. Our products are designed for use in devices requiring high performance, reliability and capacity with various attributes such as low cost per gigabyte, quiet acoustics, and low power consumption.

Consumer. We have also built strong consumer brand recognition with tools to manage vast libraries of personal content and to push the limits of what is possible for storage. We serve the Consumer end market with a portfolio of HDD external storage products and our vast presence around the world through our retail and channel routes to market.

Industry

We operate in the data storage industry. The ability to access, store and share data from anywhere on any device is increasingly important to our customers and end users. From the intelligent edge to the cloud, data storage is a fundamental component underpinning the global technology architecture. Our strengths in innovation, areal density and cost leadership provide a foundation upon which we are solidifying our position as an essential building block of the digital economy. We believe there is tremendous market opportunity created by the rapid global adoption of technology built with cloud infrastructure, connected intelligent devices, and high-performance networks.

The increase in computing complexity and advancements in AI, along with growth in cloud computing applications, connected mobile devices and Internet-connected products and edge devices is driving rapid growth in the volume of digital content to be stored and used. While this growth has led to the creation of several form factors for data storage and an increasing use of a tiered architecture approach, HDDs occupy a unique place in the market by providing an economical means to create, store and utilize an increasing amount of data in the age of AI. We believe HDDs provide a sustainable total cost of ownership (TCO) advantage to our cloud customers to meet their storage needs.

Research and Technology

The strong growth in the amount, value and use of data continues to create a global need for larger, faster and more capable storage solutions. We have extensive customer, partner and channel relationships across our end markets and geographies and a rich heritage of innovation and operational excellence. We have a wide range of intellectual property (“IP”) assets, including patent portfolios containing approximately 4,500 active patents, covering groundbreaking data storage technologies, magnetic recording and other technology building blocks. We have broad research and development (“R&D”) capabilities and devote substantial resources to the development of new products and the improvement of existing products. We focus our engineering efforts on optimizing our product design and manufacturing processes to bring our products to market in a cost-effective and timely manner. We continue to transform ourselves to address the growth in data by providing what we believe to be the broadest range of storage technologies in the industry with a comprehensive product portfolio and global reach. For a discussion of associated risks, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K.

HDD products provide non-volatile data storage by recording magnetic information on rotating disks. We develop and manufacture substantially all of the recording heads and magnetic media used in our HDD products. We have led the industry in innovation to drive increased areal density and high-performance attributes. Our improvements in HDD capacity, which lower product costs over time, have been enabled largely through advancements in magnetic recording head and media technologies. Our multi-year product roadmap for high-capacity HDDs, which include ePMR, OptiNAND, UltraSMR and triple stage actuators to deliver a cutting-edge portfolio of drives, in commercial volumes, at a wide variety of capacity points, puts Western Digital in a strong position to capitalize on the opportunities presented by the large and growing storage markets. We invest considerable resources in R&D, manufacturing infrastructure and capital equipment for recording head and media technology, as well as other aspects of the magnetic recording system such as HDD mechanics, controller and firmware technology, in order to secure our competitive position and cost structure. Our products generally leverage a common platform for various products within product families, and in some cases across product families, resulting in the commonality of components which reduces our exposure to changes in demand, facilitates inventory management and allows us to achieve lower costs through purchasing economies. This platform strategy also enables our customers to leverage their qualification efforts onto successive product models.

Competition

We believe we are well-positioned in our competitive industry with our leading product portfolio, differentiated innovation engine, global manufacturing footprint, and leadership in driving areal density and cost efficiency. Nevertheless, we face strong competition from several manufacturers of storage products and storage systems and solutions, whether directly or indirectly. Our competitors include HDD competitors such as Seagate Technology Holdings plc, and Toshiba Electronic Devices & Storage Corporation along with NAND flash suppliers that provide and enable alternative storage technologies, as well as storage systems and solutions providers.

Business Strategy

Our vision is to unleash the power and value of data. Our mission is to be the market leader in data storage by delivering storage solutions for now and the future. By understanding our customers’ needs, together we can help them unlock the value and power of data that we are starting to see come to the fore, especially in this age of AI.

Our overall strategy focuses on leadership, innovation and execution, with a goal of furthering Western Digital as an industry-leading and broad-based developer, manufacturer and provider of storage devices and solutions that support the infrastructure that has enabled a proliferation of data. Our strategy reflects the following foundational elements: (1) Enhanced customer focus for driving greater customer advocacy and deeper customer engagement, (2) Product and technology leadership for realizing the best total cost of ownership through disciplined product management, (3) Rigorous financial discipline by having a clear capital allocation strategy, ambitious financial targets and prudent capital investment, (4) Operational excellence for driving best-in-class cost to achieve industry-leading margin profiles with strong execution, (5) Innovation and growth for creating new products and applications and identifying new market opportunities, and (6) High performance teams with the skill sets to meet go-forward business needs.

Patents, Licenses and Proprietary Information

We rely on a combination of patents, trademarks, copyright and trade secret laws, confidentiality procedures and licensing arrangements to protect our IP rights.

We have approximately 4,500 active patents worldwide and have many patent applications in process. We continually seek additional United States (“U.S.”) and international patents on our technology. We believe that, although our active patents and patent applications have considerable value, the successful manufacturing and marketing of our products also depends upon the technical and managerial competence of our staff. Accordingly, the patents held and applied for cannot alone ensure our future success.

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

Manufacturing and Suppliers

We believe that we have significant know-how, unique product manufacturing processes, test and tooling, execution skills, human resources and training to continue to be successful and to adjust our manufacturing operations as necessary. We strive to maintain manufacturing flexibility, high manufacturing yields, reliable products and high-quality components. The critical elements of our production are high volume and utilization, low-cost assembly and testing, strict adherence to quality metrics and maintaining close relationships with our strategic component suppliers to access best-in-class technology and manufacturing capacity. We continually monitor our manufacturing capabilities to respond to the changing requirements of our customers and maintain our competitiveness and position as a data technology leader.

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

HDD consists primarily of recording heads, magnetic media, controllers and firmware and a printed circuit board assembly. We design and manufacture substantially all of the recording heads and magnetic media required for our products. As a result, we are more dependent upon our own development and execution efforts for these components and less reliant on recording head and magnetic media technologies developed by other manufacturers. We depend on an external supply base for all remaining components and materials for use in our design, manufacturing and testing. We believe the use of our in-house manufacturing, assembly and test facilities offers the controls necessary to provide the demanding capabilities, performance and reliability our customers require.

Our vertically integrated, in-house assembly and test operations are concentrated in Prachinburi and Bang Pa-In, Thailand; Penang, Johor Bahru, and Kuching, Malaysia; Laguna, Philippines; Shenzhen, China; and San Jose and Fremont, CA, USA.

We generally retain multiple suppliers for our component requirements, but for business or technology reasons, we source some of our components from a limited number of sole or single source providers. For a discussion of such risks, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K.

Sales and Distribution

We sell our products to cloud service providers, computer manufacturers and OEMs, resellers, distributors and retailers throughout the world. We maintain sales offices in selected parts of the world including the major geographies of the Americas, Asia Pacific, Europe and the Middle East. Our international sales, which include sales to foreign subsidiaries of U.S. companies but do not include sales to U.S. subsidiaries of foreign companies, represented 55%, 58% and 57% of our net revenue for 2025, 2024 and 2023, respectively. Our sales are subject to certain risks, including exposure to tariffs and various trade regulations. For a discussion of such risks, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K.

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

For 2025, three customers accounted for 17%, 12%, and 10%, respectively, of our net revenue. For 2024 and 2023, no single customer accounted for 10% or more of our net revenue.

Cyclicality and Seasonality

Our business is subject to variability of sales because it is largely dependent on the buying patterns of our large Cloud customers, driven by their needs for deploying our technology in their data center buildouts, as well as on their ability to procure other products that go into such buildouts. Our business is also impacted by cyclicality in the industry, as well as macroeconomic factors. For a discussion of associated risks, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K.

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

Our People

Our people strategy supports our vision of unleashing the power and value of data and our mission to be the market leader in data storage, delivering solutions for now and the future. At the end of 2025, we employed approximately 40,000 people worldwide. Our diverse team spans 24 countries with approximately 88% of our employees in Asia Pacific, approximately 11% in the Americas and less than 1% in Europe, the Middle East and Africa.

Talent Growth and Engagement

We invest in developing our people to lead us into the future. To help our employees reach their full potential, we aim to cultivate an environment that encourages learning, development and career growth. Our performance framework includes setting goals to establish clear expectations and receiving feedback and coaching to achieve them. Our on-demand learning management system offers learning activities to help employees map their career journey, access learning online and track progress against development goals. We also provide upskilling and reskilling opportunities to our factory employees through on-the-job training, technical classes, workshops and partnerships with universities and colleges.

We make it a priority to recruit exceptional talent across the organization. We continue to foster the next generation of talent through our intern and new college graduate recruitment programs, and we converted about 40% of our eligible global intern population to employees in 2025. We have a U.S. Department of Labor approved apprenticeship program, serving as a career pathway for veterans and other underserved populations, which helps us build a workforce that mirrors the communities that we serve.

We believe employee engagement is key to performance and retention and that by listening to our employees we can better understand how we enable them to do their best work. We use a combination of our employee survey and listening sessions at all levels to understand what we are doing well and identify opportunities to strengthen employee engagement in support of our business strategy.

We strive to cultivate an inclusive environment where every individual feels valued, respected, and appreciated, thereby enabling them to contribute effectively to the organization and excel in their roles. Our initiatives celebrate the diversity of our workforce and ensure that all voices are heard. Our Employee Resource Groups are employee-led and foster connections based on a shared identity or background and are open to all employees who want to join.

We continued our commitment to conducting business in an ethical way around the world. In 2025, we were named one of the World’s Most Ethical Companies by Ethisphere for the seventh consecutive year. Our employees also regularly participate in philanthropy to support the communities in which they work and live. In 2025, more than half of our employees around the world gave their time to participate in company-sponsored volunteer events.

Compensation and Benefits

We believe that recognition is crucial for retaining and motivating our employees, and we are committed to rewarding performance with competitive compensation consisting of base salary and short-term and long-term incentives. We also offer a global recognition program to celebrate the contributions of employees who bring to life our core values: Customers, Results, Connection, Excellence, and Innovation.

We invest in the physical, mental and financial well-being of our people through a dynamic and differentiated Total Rewards program that aligns to our culture and values. We provide competitive benefits (which vary by country or region), including health coverage, life and disability insurance, retirement plans, paid time off, employee assistance program and employee stock purchase plan.

We benchmark our compensation and benefits programs annually using market data from reputable third-party consultants. We also conduct internal focus groups and employee surveys to inform programs and identify opportunities. To ensure that our pay practices are fair, we conduct regular pay equity assessments to promote equal pay for equal work, as well as regularly engaging in a living wage analysis.

Health and Safety

We are committed to creating a safe work environment everywhere we operate. We provide extensive health and safety resources and training to all employees, especially those working in our manufacturing facilities, where we use an integrated management system to manage health and safety standards.

Government Regulation

Our worldwide business activities are subject to various laws, rules and regulations of the United States as well as of foreign governments. Compliance with existing or future governmental regulations, including, but not limited to, those pertaining to global trade, the environment, consumer and data protection, employee health and safety, and taxes, could have a material impact on our capital expenditures, earnings, competitive position and overall business. See Part I, Item 1A, Risk Factors for a discussion of these potential impacts.

Corporate Responsibility and Sustainability

At Western Digital, sustainability is about innovating with technology to positively impact our future. We believe that sustainability can create value for everyone in our value chain and serves as a competitive differentiator, while minimizing our environmental footprint, influencing our ecosystem, empowering and connecting our stakeholders and embedding sustainability in our decision-making processes. Our sustainability strategy is reflected through sustainability-focused initiatives as well as day-to-day activities, including our adoption of sustainability-focused policies and procedures, fostering an inclusive workplace, our constant drive toward more efficient use of materials and energy, our careful and active management of our supply chain, our community-focused volunteerism programs and philanthropic initiatives and our impactful, globally-integrated ethics and compliance program.

•We work to minimize our impact on the environment by reducing emissions, water withdrawal and waste to landfills, and by evaluating and enhancing our climate resiliency.

•We strive to innovate in ways that reduce the energy used by our products, the energy used to manufacture them and the amount of new materials required to manufacture them.

•We actively collaborate with customers, suppliers, industry associations, governments, academics, standards organizations and industry partners to generate value, reduce emissions across the ecosystem, and increase circularity to reduce raw materials extraction.

•We seek to foster a workplace of inclusion by hiring and developing team members with different experiences and creating opportunities for connections across the company through our Employee Resource Groups.

•We are guided by our global pillars centered on hunger relief, environmental quality and STEM (science, technology, engineering and math) education and activate employees locally to have an impact on their community.

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

•We set new environmental goals post-Separation to expand our focus to include carbon-free energy alternatives, add an upstream direct emissions reduction goal and goals for increasing recycled content in products and packaging for our enterprise HDD portfolio.

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

A large portion of our revenue is derived from our international operations, and many of our products and components are produced overseas. As a result, our business depends significantly on global and regional conditions. Adverse changes in global or regional economic and social conditions, including, but not limited to, volatility in the financial markets, reduced access to credit, recession, inflation, rising interest rates, trade wars or changes to tariffs, slower growth in certain geographic regions, political uncertainty, geopolitical tensions or conflicts, terrorism, other macroeconomic factors and new or changed regulations, could significantly harm demand for our products, increase credit and collectability risks, result in revenue reductions, reduce profitability as a result of underutilization of our assets, cause us to change our business practices, increase manufacturing and operating costs or result in impairment charges or other expenses.

Our revenue growth is significantly dependent on the growth of international markets, and we may face challenges in international sales markets. We are also subject to risks that could harm our business associated with our global manufacturing operations, global sales efforts and our utilization of contract manufacturers, including: the need to obtain governmental approvals and compliance with evolving foreign regulations; the need to comply with regulations on international business, including the Foreign Corrupt Practices Act, the United Kingdom Bribery Act 2010, the anti-bribery laws of other countries and rules regarding conflict minerals; the effects of political and economic instability; exchange, currency and tax controls and reallocations; the ongoing development and applicability of global and local tax systems; weaker protection of IP rights; policies and financial incentives by governments in China, the United States, and countries in Europe and Asia designed to reduce dependence on foreign manufacturing capabilities; trade restrictions, such as export controls, export bans, import restrictions, embargoes, sanctions, license and certification requirements (including encryption and other technology), trade wars, tariffs and complex customs regulations; difficulties in managing international operations, including appropriate internal controls; and fluctuations in financial markets and interruptions to supply chains from public health crises.

Changes in U.S. trade policy and the impact of tariffs and retaliatory actions may have a material adverse effect on our business and results of operations.

Our business, financial condition and results of operations may be adversely affected by uncertainty and changes in U.S. trade policies, including tariffs, trade agreements or other trade restrictions imposed by the United States or other governments. For example, the United States has announced changes to its trade policies, including increasing tariffs on imports, in some cases significantly. These actions have caused substantial uncertainty and have also resulted in retaliatory measures on U.S. goods and exports to the United States.

Any imposition of or increase in tariffs may increase the cost of importing our products or the costs for materials or components used in our products, which would increase our costs unless we are able to implement actions to offset these costs, such as leveraging tariff exemptions where possible, optimizing our supply chain, sourcing from alternative suppliers, or passing the costs to our customers through tariff surcharges or increased prices. There can be no assurance that we will be able to successfully offset or mitigate any resulting increase in our costs. If we are unable to pass on any cost increases or if supply and demand conditions will not support price increases for our products, our revenue and gross margin would be negatively impacted. In addition, retaliatory actions by other countries in response to U.S. trade policy could increase prices for our products, negatively affect demand for our products or restrict our ability to manufacture our products.

Tariffs or other trade restrictions may also lead to increased costs for our customers, declining consumer confidence, significant inflation and diminished expectations for the economy, as well as ultimately reduced demand for our products. Such conditions could have a material adverse impact on our business, results of operations and cash flows. In addition, tariff actions by the United States and retaliatory actions by other countries have caused, and may in the future cause, significant disruption and volatility in the financial markets, which could adversely affect the availability, terms and cost of capital, including to refinance our existing debt, and which in turn could reduce our cash flows and harm our business.

Changes in tariffs and trade restrictions can be announced with little or no advance notice. The adoption and expansion of tariffs or other trade restrictions, increasing trade tensions and retaliatory actions, or other changes in governmental policies related to tariffs, trade agreements or trade policies are difficult to predict, which makes risks difficult to anticipate and mitigate. If we are unable to navigate further changes in U.S. or international trade policy, it could have a material adverse impact on our business, financial condition and results of operations.

We are dependent on a limited number of qualified suppliers who provide critical services, materials or components, and a disruption in our supply chain could negatively affect our business.

We depend on an external supply base for technologies, software (including firmware), preamps, controllers, dynamic random-access memory, components, equipment and materials for use in our product design and manufacturing. We also depend on suppliers for a portion of our wafer testing, chip assembly, product assembly and product testing, and on service suppliers for providing technical support for our products. In addition, we use logistics partners to manage our worldwide just-in-time hubs and distribution centers and to meet our freight needs. Many of the components and much of the equipment we acquire must be specifically designed for use in our products or for developing and manufacturing our products and are only available from a limited number of suppliers, some of whom are our sole-source suppliers. We therefore depend on these suppliers to meet our business needs, including dedicating adequate engineering resources to develop components that can be successfully integrated into our products.

Our suppliers have in the past been, and may in the future be, unable or unwilling to meet our requirements, including as a result of events outside of their control such as trade restrictions (including tariffs, quotas and embargoes), geopolitical conflicts, terrorism, public health crises or natural disasters. If we are unable to purchase sufficient quantities from our current suppliers or qualify and engage additional suppliers, or if we cannot purchase materials at a reasonable price, we may not be able to meet demand for our products. Trade restrictions (including tariffs, quotas and embargoes), demand from other high-volume industries for materials or components used in our products, disruptions in supplier relationships or shortages in other components and materials used in our customers’ products could result in increased costs to us or decreased demand for our products, which could negatively impact our business. Delays, shortages or cost increases experienced by our suppliers in developing or sourcing materials and components for use in our products or incompatibility or quality issues relating to our products, could also harm our business.

We do not have long-term contracts with some of our existing suppliers, and we do not always have guaranteed manufacturing capacity with our suppliers, so we cannot guarantee that they will devote sufficient resources or capacity to manufacturing our products. Any significant problems that occur at our suppliers could lead to product shortages or quality assurance problems. When we do have contractual commitments with suppliers in an effort to stabilize the supply of our components, those commitments may require us to buy a substantial number of components or make significant cash advances to the supplier and may not result in a satisfactory supply of our components. We have cancelled or deferred, and may continue to cancel or defer, outstanding purchase commitments with certain suppliers due to changes in actual and forecasted demand, which has resulted, and may continue to result in, fees, penalties and other associated charges. Such cancellations or deferments can also negatively impact our relationships with certain suppliers or lead to a decline in the financial performance of certain suppliers, each of which could result in even more limited availability of components needed for our products.

In addition, our supply base has experienced industry consolidation. Our suppliers may be acquired by our competitors, decide to exit the industry or redirect their investments or increase costs to us. In addition, some of our suppliers have experienced a decline in financial performance, including as a result of cancelled or deferred purchase commitments. Where we rely on a limited number of suppliers or a single supplier, the risk of supplier loss due to industry consolidation or a decline in financial performance is increased. Some of our suppliers may also be competitors in other areas of our business, which could lead to difficulties in price negotiations or meeting our supply requirements.

Our operations, and those of certain of our suppliers and customers, are subject to substantial risk of damage or disruption.

We conduct our operations at large, high-volume, purpose-built facilities in California and throughout Asia. The facilities of many of our customers, our suppliers and our customers’ suppliers are also concentrated in certain geographic locations throughout Asia and elsewhere. If a fire, flood, earthquake, tsunami or other natural disaster, condition or event such as a power outage, contamination event, terrorist attack, cybersecurity incident, physical security breach, political instability, civil unrest, localized labor unrest or other employment issues or a health epidemic or pandemic negatively affects any of these facilities, it would significantly affect our ability to manufacture or sell our products and source components and would harm our business. Possible impacts include work and equipment stoppages and damage to or closure of our facilities, or those of our suppliers or customers, for an indefinite period of time. Climate change has in the past and is expected to continue to increase the incidence and severity of certain natural disasters, including wildfires, floods and other adverse weather events. In addition, the geographic concentration of our manufacturing sites could exacerbate the negative impacts resulting from any of these problems.

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

The loss of our key management, staff and skilled employees or the inability to hire and develop new employees could negatively impact our business prospects.

Our success depends upon the continued contributions of our talent. Changes in our key management team have resulted in and may in the future result in loss of continuity, loss of accumulated knowledge, departure of other key employees, disruptions to our operations and inefficiency during transitional periods. Global competition for skilled employees in the technology industry is intense, and our business success is increasingly dependent on our ability to attract, develop and retain top talent, implement succession plans for key management and staff and replace aging skilled employees. Changes in immigration policies may also impair our ability to recruit and hire technical and professional talent.

Our ability to hire and retain employees also depends on our ability to build and maintain an inclusive workplace culture, provide opportunities for career development and fund competitive compensation and benefits, each of which contribute to being viewed as an employer of choice. Additionally, because a substantial portion of our key employees’ compensation is linked to the performance of our business, we may be at a competitive disadvantage for hiring and retaining talent when our operating results are negatively impacted. If we are unable to hire and retain key talent, our operating results would likely be harmed.

The compromise, damage or interruption of our technology infrastructure, information systems or products by cybersecurity incidents, data security breaches, other security problems, design defects, information system failures or other events could have a material negative impact on our business.

We experience cybersecurity incidents of varying degrees on our technology infrastructure and information systems and, as a result, unauthorized parties have obtained in the past, and may obtain in the future, access to our computer systems and networks, including cloud-based platforms. These incidents have in the past caused, and may in the future cause, disruption to parts of our business operations and result in various investigation, recovery and remediation expenses. In addition, the technology infrastructure and information systems of some of our suppliers, vendors, service providers, cloud solution providers and partners have in the past experienced, and may in the future experience, such incidents. Cybersecurity incidents can be caused by ransomware, computer denial-of-service attacks, worms and other malicious software programs or other attacks, including the covert introduction of malware to computers and networks, and the use of techniques or processes that change frequently, may be disguised or difficult to detect, or are designed to remain dormant until a triggering event, and may continue undetected for an extended period of time. Cybersecurity incidents have in the past resulted from, and may in the future result from, social engineering or impersonation of authorized users, and may also result from efforts to discover and exploit any design flaws, bugs, security vulnerabilities or security weaknesses, intentional or unintentional acts by employees or other insiders with access privileges, intentional acts of vandalism or fraud by third parties and sabotage. In some instances, efforts to correct vulnerabilities or prevent incidents have in the past, and may in the future, reduce the functionality or performance of our information systems and networks, which could negatively impact our business. We believe malicious cybersecurity acts are increasing in number and that cybersecurity threat actors are increasingly organized and well-financed or supported by state actors and are developing increasingly sophisticated systems and means to not only infiltrate information systems, but also to evade detection or to obscure their activities. Additionally, as AI capabilities continue to evolve and become more readily available, we may face increasingly sophisticated cyberattacks that leverage AI technologies. These may include highly convincing phishing or social engineering attacks that use AI-generated deepfakes, the exploitation of vulnerabilities in electronic identity validation security programs via AI-replicated images or voices, or the inadvertent incorporation of malicious or hallucinated content generated by AI tools into our systems or those of our customers or partners. Separately, the AI technologies that we employ for business purposes may be vulnerable to prompt-injection or other adversarial attacks, which could result in unauthorized access to or leakage of sensitive information. Geopolitical tensions or conflicts may also create heightened risk of cybersecurity incidents.

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

When efforts to breach our infrastructure, information systems or products are successful or we are unable to protect against such attacks, we have in the past suffered, and could in the future suffer, interruptions, delays or cessation of operations of our information systems, and loss or misuse of proprietary or confidential information, IP, or sensitive or personal information. We may also experience disruptions or outages of our information systems due to internal or third-party mistakes or technical errors, including due to software updates, which could disrupt our business operations. Compromises of our infrastructure, information systems or products could also cause our customers and other affected third parties to suffer loss or misuse of proprietary or confidential information, IP, or sensitive or personal information and could harm our relationships with customers and other third parties and subject us to liability. As a result of actual or perceived cybersecurity incidents or other information system disruptions, we have in the past experienced and may in the future experience additional costs, notification requirements, civil and administrative fines and penalties, indemnification claims, litigation or damage to our brand and reputation. All of these consequences could harm our reputation and our business and materially and negatively impact our operating results and financial condition.

We are subject to risks related to product defects, which could result in product recalls or epidemic failures and could subject us to warranty, litigation or indemnification claims that exceed our expectations or estimates.

We warrant the majority of our products for periods of one to five years. We test our products in our manufacturing facilities through a variety of means. However, our testing may fail to reveal defects in our products that may not become apparent until after the products have been sold into the market. In addition, our products may be used in a manner that is not intended or anticipated by us, resulting in potential liability. Accordingly, there is a risk that product defects will occur, including as a result of third-party components or applications that we incorporate in our products, which could require a product recall. Product recalls can be expensive to implement. As part of a product recall, we may be required or choose to replace the defective product. Moreover, there is a risk that product defects may trigger an epidemic failure clause in a customer agreement. If an epidemic failure occurs, we may be required to replace or refund the value of the defective product and to cover certain other costs associated with the consequences of the epidemic failure. In addition, product defects, product recalls or epidemic failures may cause damage to our reputation or customer relationships, lost revenue, indemnification for a recall of our customers’ products, warranty claims, litigation or loss of market share with our customers, including our OEM and original design manufacturer (“ODM”) customers. Our business liability insurance may be inadequate, or future coverage may be unavailable on acceptable terms, which could negatively impact our operating results and financial condition.

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

BUSINESS AND STRATEGIC RISKS

We are subject to risks related to the separation of Sandisk, our former Flash business, into an independent public company.

On February 21, 2025, we completed our planned spin-off of our Flash business unit from our remaining HDD business (which we refer to as the Separation), as a result of which Sandisk became an independent public company. There can be no assurance that the anticipated benefits of the Separation will be realized, or that the costs or dis-synergies of the Separation (including costs of related restructuring transactions) will not exceed the anticipated amounts, in each case in the monetary or other amounts or within the timeframes that were anticipated. The Separation has and may continue to impose challenges on us and our business, such as potential business disruption; the diversion of management time on matters relating to the Separation; the impact on our ability to retain talent; and potential impacts on our relationships with our customers, suppliers, employees, and other counterparties. In addition, following the Separation, we are a smaller and less diversified company, which could make us more vulnerable to changing market conditions.

In connection with the Separation, we and Sandisk entered into various agreements to effect the Separation and provide for the temporary framework of the relationship between us and Sandisk following the Separation, including, among others, a separation and distribution agreement, a tax matters agreement, and a transition services agreement. Performance under these agreements or other related conditions outside of our control could materially affect our operations and future financial results.

We retained an equity interest in Sandisk in connection with the Separation, of which we divested a portion in June 2025 in a debt-for-equity exchange. As of June 27, 2025, we retain approximately 7 million shares of common stock in Sandisk. We cannot predict the trading price of shares of Sandisk’s common stock and the market value of the Sandisk shares is subject to market volatility and other factors outside of our control. We expect to monetize our remaining stake in Sandisk within one year from the Separation Date, but there can be no assurance regarding the timing of, or timeframe over which, such divestiture or divestitures may occur, or the amount of proceeds received by us in connection with any such divestitures.

In addition, while the Separation is intended to be tax-free to our stockholders for U.S. federal income tax purposes, there is no assurance that the Separation will qualify for this treatment. If the Separation is ultimately determined to be taxable, Western Digital, Sandisk, or our stockholders could incur income tax and/or other liabilities that could be significant. Any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows, and the price of our common stock.

If we do not properly manage technology transitions and product development and introduction, our competitiveness and operating results may be negatively affected.

The markets for our products continuously undergo technology transitions that can impact our product roadmaps and that we must anticipate in order to adapt our existing products or develop new products effectively. If we fail to adapt to or implement new technologies (including the transition to areal density recording technologies that use heat-assisted magnetic recording (“HAMR”) technology to increase HDD capacities), if we fail to quickly and cost-effectively develop new products that meet the specifications and requirements intended or desired by our customers or if technology transitions negatively impact our existing product roadmaps, our business may be harmed. Additionally, the impact of generative AI on the storage and data management markets and regulation thereof is still unfolding and could evolve unpredictably, and it is difficult to accurately forecast related demands.

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

We participate in a highly competitive industry that is subject to variations in average selling prices (“ASPs”) and demand, technological change and lengthy product qualifications, all of which can negatively impact our business.

Demand for our devices, software and solutions, which we refer to in this Item 1A as our “products”, depends in large part on the demand for systems manufactured by our customers and on storage upgrades to existing systems. The demand for systems has been volatile in the past and often has had an exaggerated effect on the demand for our products in any given period. Demand for and prices of our products are influenced by, among other factors, the actual and projected growth of data to be stored, the spending plans of our large hyperscale customers, the balance between supply and demand in the storage market, macroeconomic factors (such as tariffs and actual or perceived threat of recessions), business conditions, the emergence or growth of new or existing technologies (including AI), technology transitions and other actions taken by us or our competitors. We also experience competition from other companies that produce alternative storage technologies such as flash memory, particularly in our legacy markets where we participate with our lower capacity, smaller form factor HDDs. Flash-based solutions also target our larger addressable market, i.e., Cloud. The storage market has in the past experienced, and may in the future experience, periods of excess capacity leading to our factories running below the desired utilization levels, resulting in us taking underutilization charges, inventory write-downs and reductions in ASPs, all of which lead to negative impacts on our revenue and gross margins.

While our ASPs tend to be relatively stable, we may experience periods during an industry downturn when we face adverse headwinds to our ASPs. Additionally, our gross margin may face downward pressure if we are unable to migrate our product mix to the higher capacity needs of our customers and/or to reach the desired manufacturing yield in our production. Our gross margin could also face pressure if we are unable to achieve the desired manufacturing yields when we ramp our new technologies. Further, technological changes can reduce the volume and profitability of sales of existing products.

We also face significant competition in the distribution channel (in which our distribution customers sell to small computer manufacturers, dealers, systems integrators and other resellers, as well as to Cloud customers in some cases) as a result of limited product qualification programs and a significant focus on price and availability of product. If we fail to respond to changes in demand in the distribution market, our business could suffer. Additionally, if the distribution market weakens as a result of technology transitions or a significant change in consumer buying preference, or if we experience significant price declines due to demand changes in the distribution channel, our operating results would be negatively impacted. Negative changes in the creditworthiness or the ability to access credit, or the bankruptcy or shutdown of any of our significant retail or distribution partners would harm our revenue and our ability to collect outstanding receivable balances.

As we compete in new product areas, the overall complexity of our business may increase and may result in increases in R&D expenses and substantial investments in manufacturing capability, technology enhancements and go-to-market capability. We must also qualify our products with customers through potentially lengthy testing processes with uncertain results. Some of our competitors offer products that we do not offer, which may allow them to win sales from us, and some of our customers may be developing storage solutions internally, which may reduce their demand for our products. We expect that competition will continue to be intense, and our competitors may be able to gain a product offering or cost structure advantage over us, which would harm our business. Further, our competitors may utilize pricing strategies, including offering products at prices at or below cost, that we may be unable to competitively match. We may also have difficulty effectively competing with manufacturers benefiting from governmental investments and may be subject to increased complexity and reduced efficiency in our supply chain as a result of governmental efforts to promote domestic technologies in various jurisdictions.

In addition, if we fail to effectively manage our government relationships in various jurisdictions in which we operate, we may experience missed opportunities (including incentives and investments), unfavorable policy outcomes or operational inefficiencies, any of which would put us at a competitive disadvantage.

Loss of revenue from the Cloud end market or a key customer, or consolidation among our customer base, could harm our operating results.

As a result of the Separation, there is increased revenue concentration in our Cloud end market and among our top customers. For the year ended June 27, 2025, the Cloud end market accounted for 88% of our total revenue and our top 10 customers accounted for 68% of our net revenue, with three customers each accounting for 10% or more of the Company’s net revenue.

If we fail to respond to changes in demand in the Cloud and hyperscale data center markets, our business could suffer. In addition, our customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing, contractual terms and the environmental impact and attributes of our products, often resulting in the allocation of risk or increased costs to us as the supplier. Our ability to maintain strong relationships with our principal customers is essential to our future performance. We have experienced and may in the future experience events such as the loss of a key customer, prohibition or restriction of sales to a key customer by law, regulation or other government action, reductions in sales to or orders by a key customer, customer requirements to reduce our prices before we are able to reduce costs or the acquisition of a key customer by one of our competitors. These events have impacted, and may in the future impact, our operating results and financial condition. Further, government authorities may implement laws or regulations or take other actions that could result in significant changes to the business or operating models of our customers. Such changes could negatively impact our operating results.

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

We experience variability in our sales and cyclicality in our industry, which could cause our operating results to fluctuate. In addition, accurately forecasting demand is difficult, which could harm our business.

Our business is subject to variability of sales because it is largely dependent on the buying patterns of our large Cloud customers, driven by their needs for deploying our technology in their data center buildouts, as well as on their ability to procure other products that go into such buildouts. Changes in their demand patterns and in cyclical supply and demand patterns have made it, and could continue to make it, difficult for us to forecast demand. Changes in the linearity of our business within a quarter can also impact our business. As a result of the above or other factors, our forecast of financial results for a given quarter may differ materially from our actual financial results.

The variety and volume of products we manufacture are based in part on accurately forecasting market and customer demand for our products, which are influenced by a wide variety of factors. As a result of the number and complexity of these factors, accurately forecasting demand has been and continues to be difficult for us, our customers and our suppliers. Further, while most of our revenue is derived from customers with whom we have long-term agreements and from whom we require firm order commitments, a smaller number of our other customers utilize just-in-time inventory; from these customers, we do not generally require firm order commitments and instead receive a periodic forecast of requirements, which may prove to be inaccurate. In addition, because our products are designed to be largely interchangeable with competitors’ products, our demand forecasts may be impacted significantly by the strategic actions of our competitors. As forecasting demand remains difficult, the risk that our forecasts are not in line with demand persists. This has caused, and may in the future cause, our forecasts to exceed actual market demand, resulting in periods of product oversupply, excess inventory, underutilization of manufacturing capacity and price decreases, which has impacted and could further impact our sales, ASPs and gross margin or require us to incur inventory write-downs or charges for unabsorbed manufacturing overhead, thereby negatively affecting our operating results and our financial condition. For example, in 2024 and 2023, we incurred $155 million and $201 million of charges for unabsorbed manufacturing overhead costs as a result of the reduced utilization of our manufacturing capacity, respectively. These charges were attributable to a significant imbalance of supply and demand and our actions taken in response thereto. If market demand increases significantly beyond our forecasts or beyond our ability to add manufacturing capacity, then we may not be able to satisfy customer product needs, possibly resulting in a loss of market share if our competitors are able to meet customer demands. In addition, some of our components have long lead-times, requiring us to place orders several months in advance of anticipated demand. Such long lead-times increase the risk of excess inventory, potentially resulting in inventory write-downs, or loss of sales in the event our forecasts vary substantially from actual demand.

Failure to successfully execute on strategic initiatives including acquisitions, divestitures or cost saving measures may negatively impact our future results.

We have made and expect to continue to make acquisitions and divestitures (such as the recent Separation) and engage in cost saving measures. In order to successfully execute on strategic initiatives, we must continue to identify and successfully complete attractive transactions, some of which may be large and complex, and manage post-closing issues such as integration of the acquired company or employees, integration of processes and systems, and post-Separation changes. We may not be able to continue to identify or complete appealing acquisition or investment opportunities given the intense competition for these transactions. Even if we identify and complete suitable corporate transactions, we may not be able to successfully address any integration challenges in a timely manner or at all. There have been and may continue to be difficulties with implementing new systems and processes or with integrating systems and processes of companies with complex operations, which may result in inconsistencies in standards, controls, procedures and policies and may increase our vulnerability to cybersecurity attacks or the risk that our internal controls are found to be ineffective.

Failing to successfully integrate or realign our business to take advantage of efficiencies or reduce redundancies of an acquisition or divestiture, including pursuant to the Separation, may result in not realizing all or any of the anticipated benefits of the transaction. In addition, failing to achieve the financial model projections for an acquisition or changes in technology development and related roadmaps following an acquisition may result in the incurrence of impairment charges (including goodwill impairments or other asset write-downs) and other expenses, both of which could negatively impact our results of operations or financial condition. Acquisitions and investments may also result in the issuance of equity securities that may be dilutive to our stockholders as well as earn-out or other contingent consideration payments and the issuance of additional indebtedness that would put additional pressure on liquidity. Furthermore, we may agree to provide continuing service obligations or enter into other agreements in order to obtain certain regulatory approvals of our corporate transactions, and failure to satisfy these additional obligations could result in our failing to obtain regulatory approvals or the imposition of additional obligations on us, any of which could negatively affect our business. In addition, new legislation or additional regulations may affect or impair our ability to invest with or in certain other countries or require us to obtain regulatory approvals to do so, including investments in joint ventures, minority investments and outbound technology transfers to certain countries.

Cost saving measures, restructurings and divestitures have had and may in the future result in workforce reduction and consolidation of our manufacturing or other facilities. As a result of these actions, we have experienced and may in the future experience a loss of continuity, loss of accumulated knowledge, disruptions to our operations and inefficiency during transitional periods. These actions could also impact employee retention. In addition, we cannot be sure that these actions will be as successful in reducing our overall expenses as we expect, that additional costs will not offset any such reductions or consolidations or that we do not forego future business opportunities as a result of these actions.

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

Our strategic relationships subject us to risks and uncertainties that could harm our business.

We have entered into and expect to continue to enter into strategic relationships with various partners for product development, manufacturing, sales growth and the supply of technologies, components, equipment and materials for use in our product design and manufacturing. Please see the risk factor entitled “We are dependent on a limited number of qualified suppliers who provide critical services, materials or components, and a disruption in our supply chain could negatively affect our business,” for a further description of the risks associated with our reliance on external suppliers. Our strategic relationships are subject to various risks that could harm the value of our investments, our revenue and costs, our future rate of spending, our technology plans and our future growth opportunities.

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

We utilize debt financing in our capital structure and may incur additional debt, including under our revolving credit facility, subject to customary conditions in our loan agreements. Our level of debt could have significant consequences, including limiting our ability to obtain additional financing for working capital, capital expenditures, acquisitions or other general corporate purposes; requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes; and imposing financial and other restrictive covenants on our operations.

Our ability to meet our debt service obligations, comply with our debt covenants and deleverage depends on our cash flows and financial performance, which are affected by financial, business, economic and other factors. The rate at which we will be able to or choose to deleverage is uncertain. Failure to meet our debt service obligations or comply with our debt covenants could result in an event of default under the applicable indebtedness. We may be unable to cure, or obtain a waiver of, an event of default or otherwise amend our debt agreements to prevent an event of default thereunder on terms acceptable to us or at all. In that event, the debt holders could accelerate the related debt, which may result in the cross-acceleration or cross-default of other debt, leases or other obligations. We also utilize convertible debt in our capital structure. The $1.6 billion principal amount of our convertible notes will be convertible at the option of the holder beginning on August 15, 2028 and, prior to that date, may be convertible in any given calendar quarter depending on the trading price of our common stock during the prior calendar quarter. During the calendar quarter ended June 30, 2025, the sale price conditional conversion feature of the convertible notes was triggered and, as a result, the holders of the convertible notes have the right to convert the notes during the next succeeding calendar quarter. As such, these convertible notes were classified as current debt as of June 28, 2025. In the event that holders of our convertible debt exercise conversion rights, we will be required to settle the principal amount of any converted notes in cash. If we do not have sufficient funds available to repay indebtedness when due, whether at maturity, by acceleration or upon conversion, we may be required to sell important strategic assets; refinance our existing debt; incur additional debt or issue common stock or other equity securities, which we may not be able to do on terms acceptable to us, in amounts sufficient to meet our needs or at all. Our inability to service our debt obligations or refinance our debt could harm our business. Further, if we are unable to repay, refinance or restructure our secured indebtedness, the holder of such debt could proceed against the collateral securing the indebtedness. Refinancing our indebtedness may also require us to expense previous debt issuance costs or to incur new debt issuance costs.

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

We may from time to time seek to refinance our substantial indebtedness by issuing additional shares of common stock or other securities that are convertible into common stock or grant the holder the right to purchase common stock, each of which may dilute our existing stockholders, reduce the value of our common stock, or both.

Tax matters may materially affect our financial position and results of operations.

Changes in tax laws in the United States, the European Union and around the globe have impacted and will continue to impact our effective worldwide tax rate, which may materially affect our financial position and results of operations. In the United States, the Tax Cuts and Jobs Act of 2017 (“TCJA”), the Inflation Reduction Act of 2022 (“IRA”), and the One Big Beautiful Bill Act of 2025 (“OBBBA”) each include broad tax reform provisions. We are currently evaluating the impact of the OBBBA and related tax provisions on our operations and financial reporting, and future guidance provided by the U.S.

Department of the Treasury and Internal Revenue Service could change our conclusions regarding such impact. The OBBBA and related guidance could materially impact our effective tax rate, deferred tax positions, and overall tax strategy. Further, the majority of countries in the G20 and Organization for Economic Cooperation and Development (OECD) Inclusive Framework on Base Erosion and Profit Shifting (BEPS) have agreed to adopt a two-pillar approach to taxation, which includes the implementation of a global corporate minimum tax rate of 15%. Several non-U.S. jurisdictions have already enacted legislation or announced their intention to enact future legislation to adopt certain or all components of the Pillar Two Model rules. Our tax obligations could increase materially as this legislation becomes effective in countries that have already adopted a two-pillar approach or if adoption expands to other jurisdictions in which we operate. Due to the large scale of our U.S. and international business operations, enacted and proposed changes to tax laws — including those affecting the taxation of our global activities and intercompany cash movements — could materially increase our worldwide effective tax rate and adversely impact our financial results and cash flows.

Additionally, portions of our operations are subject to a reduced tax rate or are free of tax under various tax holidays that expire in whole or in part from time to time, or may be terminated if certain conditions are not met. Although many of these holidays may be extended when certain conditions are met, in the past we have not been able to, and in the future, we may not be able to meet such conditions. If the tax holidays are not extended, or if we fail to satisfy the conditions of the reduced tax rate, then our effective tax rate could increase in the future. Our effective tax rate may be negatively impacted if we are unable to realize deferred tax assets. We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. If we are unable to generate sufficient future taxable income or if there is a change to the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowance against our deferred tax assets, which could result in a material increase in our effective tax rate.

Our determination of our tax liability in the United States and other jurisdictions is subject to review by applicable domestic and foreign tax authorities. For example, as disclosed in Part II, Item 8, Note 13, Income Taxes, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, we are under examination by the Internal Revenue Service for certain fiscal years. Although we believe our tax positions are properly supported, the final timing and resolution of any tax examinations are subject to significant uncertainty and could result in litigation or the payment of significant amounts to the applicable tax authority in order to resolve examination of our tax positions, which could result in an increase of our current estimate of unrecognized tax benefits and may harm our business.

Any decisions to reduce or discontinue paying cash dividends to our stockholders or the repurchase of our shares of common stock pursuant to our previously announced share repurchase program could cause the market price for our common stock to decline.

Although our Board of Directors authorized the adoption of a quarterly cash dividend program and a share repurchase program during the fourth quarter of fiscal year 2025, we are under no obligation to pay cash dividends to our stockholders in the future or to repurchase shares of our common stock at any particular price or at all. The declaration and payment of any future dividends and any future repurchase of our common stock is at the discretion of our Board of Directors. Our payment of quarterly cash dividends and the repurchase of shares of our common stock pursuant to our share repurchase program are subject to, among other things, our financial position and results of operations, available cash and cash flow, capital and regulatory requirements, market and economic conditions, the market price of our common stock, and other factors. Any reduction or discontinuance by us of the payment of quarterly cash dividends or the repurchase of shares of our common stock could cause the market price of our common stock to decline. Moreover, in the event our payment of quarterly cash dividends or repurchases of shares of our common stock is reduced or discontinued, our failure or inability to resume such activities could result in a persistent lower market valuation for our common stock.

Fluctuations in currency exchange rates as a result of our international operations may negatively affect our operating results.

Because we manufacture and sell our products abroad, our revenue, cost of revenue, margins, operating costs and cash flows are impacted by fluctuations in foreign currency exchange rates. If the U.S. dollar exhibits sustained weakness against most foreign currencies, the U.S. dollar equivalents of unhedged manufacturing costs could increase because a portion of our production costs are foreign-currency denominated. Conversely, there would not be an offsetting impact to revenues since revenues are substantially U.S. dollar denominated. Additionally, we negotiate and procure some of our component requirements in U.S. dollars from non-U.S. based vendors. If the U.S. dollar weakens against other foreign currencies, some of our component suppliers may increase the price they charge for their components in order to maintain an equivalent profit margin. When such events occur, they have had, and may in the future have, a negative impact on our business.

Prices for our products are substantially U.S. dollar denominated, even when sold to customers that are located outside the United States. Therefore, as a substantial portion of our sales are from countries outside the United States, fluctuations in currency exchange rates, such as the strengthening of the U.S. dollar against other foreign currencies, could increase the cost of our products in those countries and negatively impact demand and revenue growth. In addition, currency variations may adversely affect, and from time to time have adversely affected, margins on sales of our products in countries outside the United States.

We attempt to manage the impact of foreign currency exchange rate changes by, among other things, entering into short-term foreign exchange contracts. However, these contracts may not cover our full exposure and can be canceled by the counterparty if currency controls are put in place. Thus, our decisions and hedging strategy with respect to currency risks may not be successful and may actually harm our operating results. Further, the ability to enter into foreign exchange contracts with financial institutions is based upon our available credit from such institutions and compliance with covenants and other restrictions. Operating losses, third party downgrades of our credit rating or instability in the worldwide financial markets could impact our ability to effectively manage our foreign currency exchange rate risk. Hedging also exposes us to the credit risk of our counterparty financial institutions.

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

We are subject to laws, rules and regulations relating to the collection, use, security and privacy of data, including data that relates to or identifies an individual person. We are also subject to the terms of our privacy policies and obligations to third parties related to privacy, data protection and security. In many cases, these requirements apply not only to third-party transactions, but also to transfers of information between our information systems and our subsidiaries, and among us, our subsidiaries and other parties with which we have commercial relations. Our possession and use of data, including personal data and employee data in conducting our business, subjects us to legal and regulatory obligations that require us to notify vendors, customers or employees or other parties with which we have commercial relations of a data security breach and to respond to regulatory inquiries and to enforcement proceedings. Managing these notifications, especially in large volumes, can lead to significant expenses, even with cybersecurity insurance coverage. Laws and regulations relating to the collection, use, security and privacy of data change over time and new laws and regulations become effective from time to time. We are subject to notice and privacy statement requirements, as well as obligations to respond to data subject requests. Global privacy and data protection legislation, enforcement and policy activity in this area are rapidly expanding and evolving, including with respect to the use of AI, and may be inconsistent from jurisdiction to jurisdiction. We may also be subject to restrictions on cross-border data transfers and requirements for localized storage of data that could increase our compliance costs and risks and affect the ability of our global operations to coordinate activities and respond to customers and individuals. Our use of AI technology may create new privacy and security risks, especially where personal data is involved. The use of AI may raise ethical concerns, lead to flawed outcomes, or present other privacy and security risks that could make it more difficult to adopt or implement effectively. Compliance requirements or even our inadvertent failure to comply with applicable laws may cause us to incur substantial costs, subject us to proceedings by governmental entities or others, and cause us to incur penalties or other significant legal liability or lead us to change our business practices.

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

The data storage industry has been characterized by significant litigation. This includes litigation relating to patent and other IP rights, product liability claims and other types of litigation. We are frequently involved in disputes regarding patent and other IP rights, and we and our customers have in the past received, and we and our customers may in the future receive, communications from third parties asserting that certain of our products, processes or technologies infringe upon their patent rights, copyrights, trademark rights or other IP rights. Even if we believe that such claims are without merit, they may be time-consuming and costly to defend against and may divert management’s attention and resources away from our business. We may also receive claims of potential infringement if we attempt to license IP to others. IP risks increase when we participate in new markets where we have little or no IP protection as a deterrent against litigation. The complexity of the technology involved and the uncertainty of IP litigation increase the IP risks we face. Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of litigation are inherently uncertain and have resulted in, and may in the future result in, adverse rulings or decisions. We may be subject to injunctions, enter into settlements or be subject to judgments that may harm our business.

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

Maintaining and strengthening our brands are important to maintaining and expanding our business, as well as to our ability to enter into new markets for our technologies, products and services. The success of our brands depends in part on the positive image that consumers have of our brands. We believe the popularity of our brands makes them a target of counterfeiting or imitation, with third parties attempting to pass off counterfeit products as our products. We license certain IP rights related to our brands for use by third parties and have safeguards in place to monitor and control such use. We also license certain IP rights related to brands from third parties that we rely on to offer, distribute and sell certain of our products. However, we cannot be certain that our licenses to third parties have not been and will not be breached by such parties, that the licenses we take from third parties will not be revoked or invalidated, or that the safeguards we have in place will comprehensively protect against marketplace confusion. Any occurrence of counterfeiting, imitation or confusion with our brands could negatively affect our reputation and impair the value of our brands, which in turn could negatively impact sales and pricing of our branded products, our share and our gross margin, as well as increase our administrative costs related to brand protection and counterfeit detection and prosecution. Additionally, our ability to prevent unauthorized uses of our brands and technologies would be negatively impacted if our trademark registrations were successfully challenged or overturned in the jurisdictions where we do business. We also have trademark applications pending in a number of jurisdictions that may not ultimately be granted, or if granted, may be challenged or invalidated, in which case we would be unable to prevent unauthorized use of our brands and logos in such jurisdictions. We have not filed trademark registrations in all jurisdictions where our brands or logos may be used.

We are and may in the future be subject to state, federal and international legal and regulatory requirements, such as environmental, labor, health and safety, trade and public company reporting and disclosure regulations, customers’ standards of corporate citizenship and industry and coalition standards, such as those established by the Responsible Business Alliance (“RBA”), and compliance with those regulations and requirements could cause an increase in our operating costs and failure to comply may harm our business.

We are subject to, and may become subject to, additional, state, federal and international laws and regulations governing our environmental, labor, trade, health and safety practices and public company reporting and disclosures requirements. These laws and regulations, particularly those applicable to our international operations, are or may be complex, extensive and subject to change. If we or our suppliers, customers and partners do not timely comply with such laws and regulations, it may result in an increase in our operating costs. Legislation has been, and may in the future be, enacted in locations where we manufacture or sell our products, which could impair our ability to conduct business in certain jurisdictions or with certain customers and harm our operating results. In addition, climate change and financial reform legislation is a significant topic of discussion and has generated and may continue to generate federal, international or other regulatory responses in the near future, which could substantially increase the complexity of our public-company reporting and disclosure requirements and our compliance and operating costs. If we or our suppliers, customers or partners fail to timely comply with applicable legislation, certain customers may refuse to purchase our products or we may face increased operating costs as a result of taxes, fines or penalties, or legal liability and reputational damage, which could harm our business.

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

The exclusive forum provisions in our Bylaws could limit our stockholders’ ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or its directors, officers or other employees.

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

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 1C.    Cybersecurity

Risk Management and Strategy

At Western Digital, our management team is charged with managing risk and bringing to our Board of Directors’ attention all material risk exposures to our company. Our enterprise risk management (“ERM”) process is designed to facilitate the identification, assessment, management, reporting and monitoring of material risks our company may face over the short-term and long-term and promote regular communication with our Board of Directors and its committees regarding these risks. Through our ERM process, we have determined that the compromise, damage and interruption of our technology infrastructure, information systems or products by cybersecurity incidents are key risks to our company that may have a material negative impact on our business. To help mitigate the potential impact of cybersecurity incidents on our business and protect against cybersecurity threats, we have established organizational structures, procedural measures and response plans that define roles and responsibilities related to cybersecurity risk management.

Our Information Security organization addresses cybersecurity risks with a broad spectrum of technologies, controls, and processes that focus on mitigating these risks. Our cybersecurity strategy is designed to be dynamic and adaptive to combat the rapidly-evolving cybersecurity threat landscape and is influenced by commonly leveraged frameworks such as the NIST-CSF (National Institute of Standard and Technologies – CyberSecurity Framework). Our program includes, but is not limited to, advanced systems and network security protocols, electronic communications protections, vulnerability management programs, least-privilege access controls, third-party risk management procedures, workforce education and training exercises, and compliance programs.

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

Additionally, we have established a Cyber Incident Response Plan that follows the structure of the Incident Handling Guide published by the U.S. National Institute of Standards and Technology (SP 800-61r2) and that serves as an operational guide for handling cybersecurity incidents. Our Cyber Incident Response Plan provides procedural and strategic guidance that is designed to be flexible enough to apply to a variety of different incidents, but also specific enough to provide guidelines for incident prevention, detection, analysis, escalation and notification, and containment, eradication and recovery.

As part of our ongoing information security program, we utilize periodic independent third-party experts to conduct assessments of our program’s effectiveness. These experts are also leveraged to design and orchestrate tabletop exercises where multiple business functions and leadership levels must navigate complex incident scenarios to help determine our level of preparedness for various cybersecurity incidents.

As part of our business operations, we engage with a number of third parties, including but not limited to, online software service providers, vendors, consultants, and partners. Each of these third parties must be cleared through a formal cybersecurity risk assessment process before being allowed to integrate with our information systems, access confidential data, or provide electronic services to members of our workforce. Additionally, further scrutiny is applied during the post-assessment onboarding process in order to fine-tune access rights to limit privileges to those necessary to enable the related service, resulting in a least-privilege level of access.

We have in the past experienced cybersecurity incidents of varying degrees involving our technology infrastructure and information systems, including incidents in which unauthorized parties have obtained access to our information systems and networks. While these incidents have at times resulted in some disruptions to our business operations, as of the date of this Annual Report on Form 10-K, we do not believe that known risks from cybersecurity threats, including as a result of any previous cybersecurity incident, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. However, we can give no assurance that we have detected or protected against all such cybersecurity incidents or threats or that we will not experience such an incident in the future. Further details about the cybersecurity risks we face are described under “The compromise, damage or interruption of our technology infrastructure, information systems or products by cybersecurity incidents, data security breaches, other security problems, design defects, information system failures or other events could have a material negative impact on our business” in Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K.

Governance

We have implemented a governance framework related to cybersecurity that includes operational risk-mitigation practices and Board-level cybersecurity risk oversight.

Our management team is charged with managing cybersecurity risk and identifying material cybersecurity risk exposures to our company and carries out this function primarily through our Information Security organization, which is led by our Chief Information Security Officer who has a master’s degree in computer science, over a decade of information security leadership, and thirty years of combined IT leadership experience. Additionally, our Cyber Incident Response Plan discussed above calls for the establishment of a management Impact Assessment Committee, which consists of key leadership representatives from the organization and is convened on an ad hoc basis to assess the detailed business impact of a cybersecurity incident. The Impact Assessment Committee is led by our Chief Information Security Officer and includes key representatives from the Company’s functional groups, including human resources, ethics and compliance, labor, privacy, internal audit, finance, communications, legal, risk and accounting. The Impact Assessment Committee receives updates and communications from the Security Operations Center on a fixed cadence determined by incident severity and follows our pre-established escalation framework provided by our Security Incident Response Plan to communicate with and include executive leadership, outside counsel and our Board of Directors, as appropriate. The Impact Assessment Committee works with our internal and external legal counsel to determine and facilitate appropriate communications with our Board of Directors.

Our Board of Directors is responsible for overseeing the cybersecurity risk management process and exercises this risk oversight through both our full Board of Directors and its Audit Committee. Our Board of Directors has delegated to our Audit Committee the responsibility to oversee risks related to cybersecurity threats, and our Audit Committee Charter requires our Audit Committee to review and discuss with management the Company’s policies with respect to risk assessment and enterprise risk management and to review the risk exposure of the Company related to the Committee’s areas of responsibility, including with respect to cybersecurity. In carrying out this role, our Audit Committee meets with our Chief Information Security Officer regularly and receives at least quarterly reports on cybersecurity matters.

Additionally, at least annually, our chief audit executive, who manages the day-to-day activities of our ERM program, reports to our Board of Directors on enterprise risk assessment under our ERM program, providing updates on key risks, status of mitigation efforts and residual risk trends, including an analysis of cybersecurity risks. Also at least annually, our Chief Information Security Officer reports to our full Board of Directors on cybersecurity matters related to or impacting our company and our business.

Item 2.    Properties

Our principal executive offices are located in San Jose, California. Our leased facilities have contracts expiring at various times through 2034. Our principal manufacturing, R&D, marketing and administrative facilities as of June 27, 2025 were as follows:

Location	Buildings Owned or Leased	Approximate Square Footage	Description
United States
California
Fremont	Leased	295,000	Manufacturing and R&D
Irvine	Leased	258,000	R&D, administrative, marketing and sales
San Jose	Owned	1,957,000	Manufacturing, R&D, administrative, marketing and sales
Colorado
Colorado Springs	Leased	54,000	R&D
Minnesota
Rochester	Leased	111,000	R&D
Asia
China
Shenzhen	Owned and Leased	614,000	Manufacturing
Japan
Fujisawa	Owned	638,000	R&D
Malaysia
Johor	Owned	277,000	Manufacturing
Kuala Lumpur	Owned	145,000	R&D and administrative
Kuching	Owned	529,000	Manufacturing and R&D
Penang	Owned	1,192,000	Manufacturing
Philippines
Laguna	Owned	632,000	Manufacturing and administrative
Thailand
Bang Pa-In	Owned and Leased	1,595,000	Manufacturing and R&D
Prachinburi	Owned	1,568,000	Manufacturing

We also lease office space in various other locations worldwide primarily for R&D, marketing and sales, and administration. We believe our present facilities are adequate for our current needs.

Item 3.    Legal Proceedings

See Part II, Item 8, Note 17, Legal Proceedings of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for disclosures regarding certain legal proceedings, which are incorporated by reference herein.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is listed on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “WDC”. The approximate number of holders of record of our common stock as of July 23, 2025 was 720.

Dividends

Cash Dividend Program

On April 29, 2025, our Board of Directors authorized the adoption of a quarterly cash dividend program. Under the cash dividend program, holders of our common stock will receive dividends when and as declared by our Board of Directors. During the year ended June 27, 2025, we paid cash dividends of $0.10 per share of our outstanding common stock, totaling $36 million, including payment to holders of our Series A Preferred Stock in accordance with their participation rights.

Subsequent to year-end, on July 29, 2025, our Board of Directors declared a cash dividend of $0.10 per share of our common stock, which will be paid on September 18, 2025 to our shareholders of record as of the close of business on September 4, 2025.

We may modify, suspend, or cancel our cash dividend program in any manner and at any time. The amount of future dividends under our cash dividend program, and the declaration and payment thereof, will be based upon all relevant factors, including our financial position, results of operations, cash flows, capital requirements and restrictions under our Loan Agreement and other financing agreements, and shall be in compliance with applicable law.

Issuer Purchases of Equity Securities

The following table provides information about repurchases by us of shares of our common stock during the quarter ended June 27, 2025:

(in millions, except average price paid per share)	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased As Part of Publicly Announced Program(2)	Maximum Value of Shares that May Yet be Purchased Under the Program(2)
Mar. 29, 2025 - Apr. 25, 2025	—	$—	—	$2,000
Apr. 26, 2025 - May 23, 2025	0.5	49.74	0.5	$1,975
May 24, 2025 - Jun. 27, 2025	2.3	54.92	2.3	$1,851
Total for the quarter ended Jun. 27, 2025	2.8	$53.97	2.8

(1)    Includes commissions.
(2)    On May 9, 2025, our Board of Directors authorized a share repurchase program for the repurchase of up to $2.0 billion of our common stock. There is no expiration date for the share repurchase program. Repurchases under the share repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. We expect share repurchases to be funded principally by operating cash flows. The amount and timing of share repurchases will depend on market conditions and other corporate considerations. The company may suspend or discontinue the share repurchase program at any time.

Stock Performance Graph

The following graph compares the cumulative total stockholder return of our common stock with the cumulative total return of the S&P 500 Index and the Dow Jones U.S. Technology Hardware & Equipment Index for the five years ended June 27, 2025. The graph assumes that $100 was invested in our common stock at the close of market on July 3, 2020 and that all dividends were reinvested. Stockholder returns over the indicated period should not be considered indicative of future shareholder returns.

TOTAL RETURN TO STOCKHOLDERS
(Assumes $100 investment at market close on July 3, 2020)

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Western Digital Corporation, the S&P 500 Index
and the Dow Jones US Technology Hardware & Equipment Index
$400
$350
$300
$250
$200
$150
$100
$50
07/03/20
07/02/21
07/01/22
06/30/23
06/28/24
06/27/25
Western Digital Corporation
S&P 500
Dow Jones US Technology Hardware & Equipment

Total Return Analysis

	July 3, 2020	July 2, 2021	July 1, 2022	June 30, 2023	June 28, 2024	June 27, 2025
Western Digital Corporation	$100.00	$165.43	$102.31	$88.60	$178.53	$197.73
S&P 500 Index	$100.00	$141.23	$125.94	$149.04	$185.64	$212.67
Dow Jones U.S. Technology Hardware & Equipment Index	$100.00	$156.60	$137.50	$207.56	$315.78	$352.49

The stock performance graph shall not be deemed soliciting material or to be filed with the U.S. Securities and Exchange Commission (the “SEC”) or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or to the liabilities of Section 18 of the Exchange Act, nor shall it be incorporated by reference into any past or future filing under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act, except to the extent we specifically request that it be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.

Item 6.    [Reserved]

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws and should be read in conjunction with the disclosures we make concerning risks and other factors that may affect our business and operating results. You should read this information in conjunction with the Consolidated Financial Statements and the notes thereto included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. See also “Forward-Looking Statements” immediately prior to Part I, Item 1, Business, of this Annual Report on Form 10-K.

Our Company

We are a leading developer, manufacturer, and provider of data storage devices and solutions based on hard disk drive (“HDD”) technology. We leverage our capability in the HDD industry primarily for the cloud and hyperscale data center markets. HDDs are critical components in the worldwide data infrastructure market, powering the digital economy. HDDs provide reliable, cost-effective, high-capacity storage needs for a wide range of applications, ranging from cloud data centers, enterprise storage systems, edge computing, video surveillance to client and consumer.

Our broad portfolio of technology and products addresses our customers’ storage needs through multiple end markets: “Cloud,” “Client” and “Consumer”. Cloud is comprised primarily of products for public or private cloud environments and enterprise customers. Through the Client end market, we provide our original equipment manufacturer (“OEM”) and channel customers a broad array of high-performance HDD solutions across desktop and notebooks. The Consumer end market provides a broad range of retail and other end-user products, which capitalize on the strength of our product brand recognition and vast points of presence around the world.

Our fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every five to six years, we report a 53-week fiscal year to align the fiscal year with the foregoing policy. Fiscal year 2026, ending on July 3, 2026 will be comprised of 53 weeks, with the first quarter consisting of 14 weeks. Fiscal years 2025, 2024, and 2023, which ended on June 27, 2025, June 28, 2024, and June 30, 2023, respectively, each comprised 52 weeks, with all quarters presented consisting of 13 weeks.

Key Developments

Separation of Business Units

On February 21, 2025 (the “Separation Date”), we completed the separation of our HDD and Flash business units (the “Separation”) to create two independent public companies, with Western Digital focusing on our existing HDD business and Sandisk Corporation (“Sandisk”), formerly a wholly-owned subsidiary of the Company, holding the Flash business. We believe the Separation better positions each business unit to execute innovative technology and product development, capitalize on unique growth opportunities, extend respective leadership positions, operate more efficiently with distinct capital structures, and pursue capital allocation strategies that maximize long-term shareholder value. The Separation was effected through a pro rata distribution of 80.1% of the outstanding shares of Sandisk common stock to holders of the Company’s common stock as of February 12, 2025, the record date for the distribution. The Company did not issue fractional shares of Sandisk common stock in connection with the distribution. Sandisk is now an independent public company, and Sandisk common stock commenced trading “regular way” under the symbol “SNDK” on the Nasdaq Stock Market LLC (“Nasdaq”) on February 24, 2025, which was the next trading day following the distribution date. The Company continues to trade on Nasdaq under the symbol “WDC” following the Separation. Following the Separation, the Company no longer consolidates Sandisk within the Company’s financial results. As part of the Separation, the Company retained 28.8 million shares of Sandisk common stock, or a 19.9% stake. During the quarter ended June 27, 2025, the Company disposed of 21.3 million shares of Sandisk common stock, along with $4 million in cash, in a tax-free exchange for $800 million principal amount of the Company’s term loan A-3. The Company expects to monetize its remaining stake in Sandisk within one year from the Separation Date.

Information provided herein is presented on a continuing operations basis to reflect the impact of the Separation. See Part II, Item 8, Note 3, Discontinued Operations, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding the Separation.

Macroeconomic Conditions

The United States has recently announced changes to its trade policy, including increasing tariffs on imports, in some cases significantly. Several of these recent tariff actions have been followed by announcements of limited exemptions and temporary pauses. These actions have caused substantial uncertainty and have also resulted in retaliatory measures on U.S. goods. Our business and results of operations were not materially impacted in fiscal 2025 as a result of the recent tariff actions. We are actively monitoring developments and plan to leverage tariff exemptions where possible and will take other actions as appropriate to offset any resulting increase in the cost of importing our products or the costs for materials or components in our products, including optimizing our supply chain, sourcing from alternative suppliers, or passing the costs to our customers through tariff surcharges, or increased prices. There can be no assurance that we will be able to successfully offset or mitigate any resulting increase in our costs. In addition, the impact of the tariff actions on our customers, retaliatory measures by other countries in response to U.S. trade policy and any resulting decline in consumer confidence, significant inflation and diminished expectations for the economy could reduce demand for our products and adversely affect our business, financial condition and results of operations. For additional information, please see Part I, Item 1A, Risk Factors, included in this Annual Report on Form 10-K.

Operational Update

In fiscal 2025, we saw an improvement in the supply and demand dynamic relative to the prior year, and we anticipate that digital transformation, including the AI data-cycle, will drive improved market conditions in the long term. However, macroeconomic factors such as tariffs, inflation, changes in interest rates, and recession concerns can affect demand for our products. As an example, in fiscal 2024, we and our industry experienced a supply-demand imbalance, which led to reduced shipments, negatively impacted pricing, and resulted in business realignment charges and charges for unabsorbed manufacturing overhead costs due to the underutilization of facilities as we temporarily scaled back production and took other actions to align our operations to the market at the time.

We will continue to actively monitor developments impacting our business and may take future responsive actions that we determine to be in the best interest of our business and stakeholders.

Capital Allocation Actions

We have taken significant actions to deleverage our business and to initiate programs to return capital to our investors.

In February 2025, in connection with the Separation, we amended the loan agreement governing our revolving credit facility maturing in January 2027 (the “2027 Revolving Credit Facility”) and Term Loan Facility (as defined below), dated as of January 7, 2022 (as amended, the “Loan Agreement”) to, among other changes, permit the Separation, provide for the issuance of a new $2.51 billion Term Loan A-3 maturing in January 2027 (the “Term Loan A-3”) in a noncash exchange to replace our previously existing Term Loan A-2 (the “Term Loan A-2” and, together with the Term Loan A-3, the “Term Loan Facility”); facilitate a subsequent exchange of a portion of the Term Loan A-3 for shares of Sandisk retained by us at the Separation; and reduce the aggregate commitments under the 2027 Revolving Credit Facility from $2.25 billion to $1.25 billion.

In April 2025, we redeemed, at our election, $1.80 billion aggregate principal amount of our 4.75% senior unsecured notes due 2026 (the “2026 Notes”) at par plus accrued interest.

In June 2025, we settled $800 million principal amount of our Term Loan A-3 through an exchange of 21.3 million shares of Sandisk common stock held by us and $4 million in cash paid by us.

These actions, along with scheduled principal payments made on our term loans, reduced the principal amount of our debt by $2.78 billion during fiscal 2025.

On April 29, 2025, our Board of Directors authorized the adoption of a quarterly cash dividend program. Under the cash dividend program, holders of our common stock will receive dividends when and as declared by our Board of Directors. During the year ended June 27, 2025, we paid cash dividends of $0.10 per share of our outstanding common stock, totaling $36 million, including payment to holders of our Series A Preferred Stock in accordance with their participation rights.

Subsequent to year-end, on July 29, 2025, our Board of Directors declared a cash dividend of $0.10 per share of our common stock, which will be paid on September 18, 2025 to our shareholders of record as of the close of business on September 4, 2025.

On May 9, 2025, our Board of Directors authorized a share repurchase program for the repurchase of up to $2.0 billion of our common stock. For the year ended June 27, 2025, we repurchased 2.8 million shares for a total cost of $149 million. The remaining amount available to be repurchased under our share repurchase program as of June 27, 2025 was $1.85 billion. Repurchases under the share repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. We expect share repurchases to be funded principally by operating cash flows.

Information regarding our indebtedness, including the principal repayment terms, interest rates, covenants and other key terms of our outstanding indebtedness, and additional information on the terms of our convertible preferred shares is included in Part II, Item 8, Note 8, Debt, and Note 12, Shareholders’ Equity and Convertible Preferred Stock, of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Tax Resolution

As previously disclosed, we had reached a final agreement with the U.S. Internal Revenue Service (the “IRS”) and received notices of deficiency with respect to years 2008 through 2012, and in February 2024, we also reached a final agreement for resolving the notices of proposed adjustments with respect to years 2013 through 2015. During the year ended June 27, 2025, we made payments aggregating to $162 million for tax and interest with respect to years 2008 through 2015 and have no remaining liability as of June 27, 2025 related to all years from 2008 through 2015. Additional information regarding these settlements and related tax matters is provided in Part II, Item 8, Note 13, Income Taxes, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Results of Operations

Summary Comparison of 2025, 2024 and 2023

The following table sets forth, for the periods presented, selected summary information from our Consolidated Statements of Operations by dollars and percentage of net revenue(1):

	2025		2024		2023
	(in millions, except percentages)
Revenue, net	$9,520	100.0%	$6,317	100.0%	$6,255	100.0%
Cost of revenue	5,828	61.2	4,544	71.9	4,864	77.8
Gross profit	3,692	38.8	1,773	28.1	1,391	22.2
Operating expenses:
Research and development	994	10.4	950	15.0	986	15.8
Selling, general and administrative	568	6.0	726	11.5	807	12.9
Litigation matter	(198)	(2.1)	291	4.6	—	—
Business realignment charges	(6)	(0.1)	209	3.3	146	2.3
Total operating expenses	1,358	14.3	2,176	34.4	1,939	31.0
Operating income (loss)	2,334	24.5	(403)	(6.4)	(548)	(8.8)
Interest and other income:
Interest income	45	0.5	33	0.5	19	0.3
Interest expense	(357)	(3.8)	(414)	(6.6)	(310)	(5.0)
Loss on retained interest in Sandisk	(772)	(8.1)	—	—	—	—
Loss on extinguishment of debt	(100)	(1.1)	—	—	—	—
Other income (expense), net	(20)	(0.2)	45	0.7	(10)	(0.2)
Total interest and other income, net	(1,204)	(12.6)	(336)	(5.3)	(301)	(4.8)
Income (loss) before taxes	1,130	11.9	(739)	(11.7)	(849)	(13.6)
Income tax expense (benefit)	(513)	(5.4)	26	0.4	53	0.8
Net income (loss) from continuing operations	$1,643	17.3%	$(765)	(12.1)%	$(902)	(14.4)%

(1)Percentages may not total due to rounding.

The following table sets forth, for the periods presented, summary information regarding our disaggregated revenue:

	2025	2024	2023
	(in millions)
Revenue by end market
Cloud	$8,341	$5,052	$4,753
Client	556	577	691
Consumer	623	688	811
Total revenue	$9,520	$6,317	$6,255

Revenue by geography
Americas	$4,592	$2,858	$2,924
Asia	3,392	2,392	2,156
Europe, Middle East and Africa	1,536	1,067	1,175
Total revenue	$9,520	$6,317	$6,255

Exabytes shipped	696	443	412

Net Revenue

Net revenue increased by 51% in 2025 compared to 2024, primarily driven by a 29% increase in average selling price per unit as a result of a shift in product mix to higher capacity drives. The increase was also driven by a 15% increase in units sold as a result of higher shipments of our high-capacity enterprise products stemming from data center expansions.

Cloud revenue increased by 65% in 2025 compared to 2024, primarily driven by a 36% increase in units sold and a 20% increase in average selling price per unit. The increase in units sold was driven by higher shipments of our high-capacity enterprise products. The increase in average selling price per unit was primarily due to a shift in product mix to higher capacity drives.

Client revenue decreased by 4% in 2025 compared to 2024, primarily driven by a 16% decrease in units sold, reflecting lower demand in the market, partially offset by a 14% increase in average selling price per unit as a result of a shift in product mix to higher capacity drives.

Consumer revenue decreased by 9% in 2025 compared to 2024, primarily driven by a 14% decrease in units sold, reflecting lower demand in the market, partially offset by a 5% increase in average selling price per unit as a result of a shift in product mix to higher capacity drives.

Net revenue increased by 1% in 2024 compared to 2023, primarily driven by a 25% increase in average selling price per unit as a result of a shift in product mix to higher capacity drives, partially offset by a 13% decrease in units sold reflecting lower demand in the market. The increase was offset by approximately 7 percentage points due to a decline in data storage systems revenues resulting from weakness in the market.

Cloud revenue increased by 6% in 2024 compared to 2023, primarily driven by a 1% increase in units sold and a 16% increase in average selling price per unit. The changes in units sold and average selling price per unit were primarily due to customers moving to higher capacity drives. The increase was offset by approximately 9 percentage points due to a decline in data storage systems revenues resulting from weakness in the market.

Client revenue decreased by 17% in 2024 compared to 2023, primarily driven by a 30% decrease in units sold, reflecting lower demand in the market, partially offset by a 19% increase in average selling price per unit as a result of a shift in product mix to higher capacity drives.

Consumer revenue decreased by 15% in 2024 compared to 2023, primarily driven by a 25% decrease in units sold, reflecting lower demand in the market, partially offset by a 13% increase in average selling price per unit as a result of a shift in product mix to higher capacity drives.

For 2025, 2024 and 2023, our top 10 customers accounted for 68%, 55% and 56%, respectively, of our net revenue. For 2025, three customers accounted for 17%, 12%, and 10%, respectively, of our net revenue. For 2024 and 2023, no single customer accounted for 10% or more of our net revenue.

Consistent with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. For 2025, 2024 and 2023, these programs represented 10%, 11% and 18%, respectively, of gross revenue. The amounts attributed to our sales incentive and marketing programs generally vary according to several factors, including industry conditions, list pricing strategies, seasonal demand, competitor actions, channel mix and overall availability of products. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue.

Gross Profit and Gross Margin

Gross profit increased by $1.92 billion in 2025 compared to 2024. The increase was largely due to higher revenues, cost reductions due to efficiencies achieved through improved manufacturing operations, cost-saving actions, and a more favorable product mix. The increase also reflected charges for unabsorbed manufacturing overhead of approximately $155 million in 2024 which were not incurred in 2025. Gross margin increased 10.7 percentage points in 2025 compared to 2024, with approximately 2.5 percentage points of the increase due to the impact of unabsorbed manufacturing overhead costs in the prior year and the remainder driven by the factors as noted above.

Gross profit increased by $382 million in 2024 compared to 2023. The increase was largely due to cost efficiencies achieved through improved manufacturing operations, cost-saving actions, and a more favorable product mix. The increase also reflected a reduction in charges for unabsorbed manufacturing overhead costs as a result of the reduced utilization of our manufacturing capacity to approximately $155 million in 2024, from approximately $200 million of such costs in 2023. Gross margin increased 5.9 percentage points in 2024 compared to 2023, with approximately 1 percentage point of the increase due to the reduction in unabsorbed manufacturing overhead costs from the prior year and the remainder driven by the factors as noted above.

Operating Expenses

Research and development (“R&D”) expense increased by $44 million or 5% in 2025 compared to 2024. This increase was primarily driven by a $46 million increase in costs for compensation and benefits, which was attributed to an increase in headcount in support of our technology and product roadmap. This increase was partially offset by a decrease in depreciation and amortization.

R&D expense decreased by $36 million or 4% in 2024 compared to 2023. This decrease was driven by relatively equal decreases in depreciation and amortization and in outside services as we scaled back expenditures in response to market conditions.

Selling, general and administrative (“SG&A”) expense decreased by $158 million or 22% in 2025 compared to 2024. This decrease was primarily driven by a $122 million decrease in costs for compensation and benefits, which was attributed to certain shared overhead roles in the prior year that have since transferred to Sandisk and were not backfilled after the Separation. The decrease also reflects a $38 million decrease in strategic review costs incurred in the prior year but not incurred in the current year.

SG&A expense decreased by $81 million or 10% in 2024 compared to 2023. This decrease was primarily driven by a $37 million decrease in costs for compensation and benefits, attributed to a decrease in headcount, a $19 million decrease in outside services and various smaller savings as we scaled back expenditures in response to market conditions.

For information regarding litigation matters, see Part II Item 8, Note 17, Legal Proceedings, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

For information regarding Business realignment charges, see Part II Item 8, Note 15, Business Realignment Charges, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Interest and Other Expense

Total interest and other expense, net increased by $868 million or 258% in 2025 compared to 2024, primarily reflecting a $772 million mark-to-market loss on our retained interest in Sandisk and a $100 million loss on the extinguishment of debt in connection with the debt-for-equity exchange. The increase was partially offset by lower interest expense driven by lower debt balances.

Total interest and other expense, net increased by $35 million or 12% in 2024 compared to 2023. The increase primarily reflects higher interest rates and higher outstanding debt balances in the period.

Income Tax Expense (Benefit)

Previously, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminated the ability to deduct R&D expenditures in the year incurred, requiring capitalization and amortization under Internal Revenue Code Section 174. On July 4, 2025, the One Big Beautiful Bill Act of 2025 (“OBBBA”) was signed into law, which includes broad tax reform provisions that extend and modify key elements of the TCJA. Notably, the new legislation now allows an option for the immediate expensing of domestic R&D expenditures, beginning with our fiscal year 2026. The legislation also includes favorable modifications to international tax provisions, including changes to the Global Intangible Low-Taxed Income regime and enhancements to the Foreign-Derived Intangible Income deduction. Because the OBBBA provisions are not effective for us until fiscal year 2026 and the enactment date occurred after the balance sheet date, the tax effects of the OBBBA are not included in the Company’s operating results for the fiscal year ended June 27, 2025.

On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law, which contained, among other things, a corporate alternative minimum tax (“CAMT”) of 15% on corporations with three-year average annual adjusted financial statement income (“AFSI”) exceeding $1.00 billion. The CAMT became effective for us beginning with fiscal year 2024. We were not subject to CAMT in fiscal year 2024 and do not expect to be subject to CAMT for fiscal year 2025 as our average annual AFSI did not exceed $1.0 billion for the preceding three-year period.

On December 20, 2021, the Organization for Economic Co-operation and Development G20 Inclusive Framework on Base Erosion and Profit Shifting released Model Global Anti-Base Erosion rules under Pillar Two. Several non-U.S. jurisdictions have either enacted legislation or announced their intention to enact future legislation to adopt certain or all components of Pillar Two, also known as Global Minimum Tax (“GMT”), some of which are effective for us in fiscal year 2025. For fiscal year 2025, we currently expect to be able to meet certain transitional safe harbors and do not expect any material GMT taxes. As most of the jurisdictions in which we operate have adopted this legislation for our fiscal year 2026, we expect there will be increases in our future tax obligations in these jurisdictions.

The following table sets forth Income tax information from our Consolidated Statements of Operations by dollar and effective tax rate:

	2025	2024	2023
	(in millions, except percentages)
Income (loss) before taxes	$1,130	$(739)	$(849)
Income tax expense (benefit)	(513)	26	53
Effective tax rate	(45)%	(4)%	(6)%

The primary drivers of the difference between the effective tax rate for fiscal year 2025 and the U.S. Federal statutory rate of 21% are the relative mix of earnings and losses by jurisdiction, the deduction for foreign derived intangible income, credits, and tax holidays in the Philippines and Thailand that will expire at various dates during 2026 through 2033. These resulted in decreases to our effective tax rate below the U.S. Federal statutory rate for fiscal year 2025. In anticipation of us operating as a standalone HDD business in a GMT environment, we executed an inter-entity asset transfer in conjunction with the Separation. This resulted in the recognition of one-time deferred tax benefits to continuing operations of $690 million. Our income before tax is reduced by a loss in our retained interest in Sandisk. This loss is not deductible for tax purposes and provides no income tax benefit to us.

The primary drivers of the difference between the effective tax rate for fiscal year 2024 and the U.S. Federal statutory rate of 21% are the relative mix of earnings and losses by jurisdiction, the deduction for foreign derived intangible income, credits, and tax holidays in the Philippines and Thailand. On November 1, 2023, our tax holiday in Malaysia expired. We have applied for an extension and continue to be engaged in active discussions with the Malaysian Investment Development Authority. Because the exact terms of an extension are not currently known, we are applying the Malaysia corporate statutory tax rate on our Malaysian income for the full fiscal year. If an extension is granted, we will make an adjustment to our effective tax rate in that period.

The primary drivers of the difference between the effective tax rate for fiscal year 2023 and the U.S. Federal statutory rate of 21% are the relative mix of earnings and losses by jurisdiction, the deduction for foreign derived intangible income, credits, and tax holidays in Malaysia, the Philippines and Thailand.

While we do not expect to be subject to the CAMT in fiscal year 2026, the potential benefits from the OBBBA changes could be partially offset in future periods by CAMT, which is designed to ensure that large corporations pay a minimum level of tax by applying a 15% tax on financial statement income rather than taxable income. This may result in a higher effective tax rate and impact the realizability of our deferred tax assets in future periods. We continue to assess how these new rules and future regulatory guidance may affect our tax rate, financial reporting, and long-term tax strategy.

For additional information regarding Income tax expense, see Part II, Item 8, Note 13, Income Taxes, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Liquidity and Capital Resources

The following table summarizes our statements of cash flows, which are presented on a consolidated basis. Cash flows related to discontinued operations have not been segregated. See Part II, Item 8, Note 3, Discontinued Operations, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional cash flow information related to our discontinued operations.

	2025	2024	2023
	(in millions)
Net cash provided by (used in):
Operating activities	$1,691	$(294)	$(408)
Investing activities	150	(27)	(762)
Financing activities	(1,612)	187	875
Effect of exchange rate changes on cash	6	(10)	(9)
Net increase (decrease) in cash and cash equivalents	$235	$(144)	$(304)

We had previously reached a final agreement with the IRS and received notices of deficiency with respect to years 2008 through 2012, and in February 2024, we also reached a final agreement for resolving the notices of proposed adjustments with respect to years 2013 through 2015. During the year ended June 27, 2025, we made payments of $130 million for interest with respect to years 2008 through 2012 and $32 million for tax and interest with respect to years 2013 through 2015, resulting in no remaining liability as of June 27, 2025 related to all years from 2008 through 2015.

In connection with settlements for the years 2008 through 2015, we expect to realize reductions to our mandatory deemed repatriation tax obligations and tax savings from interest deductions in future years aggregating to $166 million. Of this amount, $65 million of interest savings from the interest paid with respect to years 2008 through 2015 is classified as a deferred tax asset due to interest expense limitation rules. See Part II, Item 8, Note 13, Income Taxes, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further details.

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

As a result of the Separation, we no longer have any capital expenditure requirements for the Flash business or its joint ventures with Kioxia Corporation. We expect our capital expenditures for fiscal year 2026 to be between 4% to 6% of our net revenue.

We believe our cash and cash equivalents and our available 2027 Revolving Credit Facility will be sufficient to meet our working capital, debt, dividend and capital expenditure needs for at least the next twelve months and for the foreseeable future thereafter. We believe we can also access the various debt and equity capital markets to further supplement our liquidity position if necessary. Our ability to sustain our working capital position is subject to a number of risks that we discuss in Part I, Item 1A, Risk Factors, in this Annual Report on Form 10-K.

A total of $0.98 billion and $1.43 billion of our cash and cash equivalents were held outside of the U.S. as of June 27, 2025 and June 28, 2024, respectively. There are no material tax consequences that were not previously accrued for on the repatriation of this cash.

Our cash equivalents are primarily invested in money market funds that invest in U.S. Treasury securities and U.S. Government agency securities. In addition, from time to time, we also invest directly in certificates of deposit, asset-backed securities and corporate and municipal notes and bonds.

Operating Activities

Net cash provided by or used in operating activities primarily consists of net income or loss, adjusted for non-cash charges, plus or minus changes in operating assets and liabilities. Net cash used for changes in operating assets and liabilities was $1.03 billion for 2025, as compared to $307 million of net cash used for such changes for 2024, which largely reflects an increase in net operating assets and liabilities resulting from the increase in the volume of our business as well as the timing and amount of tax payments. Changes in our operating assets and liabilities are largely affected by our working capital requirements, which are dependent on our volume of business and the effective management of our cash conversion cycle as well as timing of payments for taxes. Our cash conversion cycle measures how quickly we can convert our products into cash through sales. At the end of the respective fourth quarters, the cash conversion cycles were as follows (in days):

	2025	2024	2023
Days sales outstanding	52	56	56
Days in inventory	76	97	107
Days payables outstanding	(75)	(73)	(66)
Cash conversion cycle	53	80	97

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

In 2025, DSO decreased by 4 days over the prior year, reflecting timing of shipments and customer collections. DIO decreased by 21 days over the prior year, primarily reflecting improvements in inventory management. DPO increased by 2 days over the prior year, primarily due to more favorable payment terms and routine variations in the timing of purchases and payments during the period.

Investing Activities

Net cash provided by investing activities in 2025 primarily consisted of $401 million in net proceeds from our sale of a majority interest in one of our subsidiaries and $148 million in net notes receivable proceeds from Flash Ventures, partially offset by $412 million in capital expenditures. Net cash used in investing activities in 2024 primarily consisted of $487 million of capital expenditures, partially offset by $239 million in net notes receivable proceeds from Flash Ventures and $195 million in proceeds from the sale-leaseback of property, plant and equipment.

Financing Activities

During 2025, net cash used in financing activities primarily consisted of $2.09 billion used for the partial repayment of the 2026 Notes, repayment of borrowings on the 2027 Revolving Credit Facility, and scheduled principal payments on our Term Loan A-2 and Term Loan A-3; $1.37 billion of cash transferred to Sandisk at the Separation; $149 million in share repurchases; $113 million for taxes paid on vested stock awards; $73 million in debt issuance costs; and $44 million in dividends on our common stock and our Series A Preferred Stock. These uses were partially offset by $2.00 billion of proceeds from drawing on the Sandisk credit facilities in connection with the Separation, $150 million from the 2027 Revolving Credit Facility, and $77 million from issuances of shares under our employee stock plans. During 2024, net cash provided by financing activities primarily consisted of $3.00 billion in proceeds from the issuance of the 2028 Convertible Notes, the drawdown of a delayed draw term loan and draws on the revolving credit facility. These sources were partially offset by $2.10 billion used for the repayment of draws on the revolving credit facility, repayments of a delayed draw term loan, scheduled payments on the Term Loan A-2, and settlement of our remaining 1.50% convertible senior notes due February 1, 2024 (the “2024 Convertible Notes”); $505 million used to repurchase a portion of the 2024 Convertible Notes; and $155 million for the purchase of capped calls to hedge the potential dilution impact of the conversion feature of the 2028 Convertible Notes.

A discussion of our cash flows for 2023, including a comparison of such cash flows to 2024, is included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, included in our Annual Report on Form 10-K for the year ended June 28, 2024 filed with the SEC on August 20, 2024.

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

Short- and Long-term Liquidity

Material Cash Requirements

The following is a summary of our known material cash requirements, including those for capital expenditures, as of June 27, 2025. In addition, see the discussions further below related to unrecognized tax benefits, litigation matters, cash dividend program, dividend rights with respect to the Series A Preferred Stock, foreign exchange contracts and indemnifications.

	Total	1 Year (2026)	2-3 Years (2027-2028)	4-5 Years (2029-2030)	More than 5 Years (Beyond 2030)
	(in millions)
Long-term debt, including current portion(1)	$4,749	$2,226	$1,523	$500	$500
Interest on debt	507	203	204	69	31
Operating leases	165	36	53	30	46
Purchase obligations and other commitments	76	50	26	—	—
Mandatory deemed repatriation tax	331	331	—	—	—
Total	$5,828	$2,846	$1,806	$599	$577

(1)Principal portion of debt, excluding issuance costs.

Unrecognized Tax Benefits

As of June 27, 2025, the liability for unrecognized tax benefits (excluding accrued interest and penalties) was approximately $569 million. Accrued interest and penalties related to unrecognized tax benefits are recognized in liabilities for uncertain tax positions and are recorded in the provision for income taxes. Accrued interest and penalties related to unrecognized tax benefits as of June 27, 2025, were approximately $82 million. Of these amounts, approximately $498 million could result in potential cash payments, of which $332 million is reasonably expected to be paid within the next twelve months. This potential cash payment is expected to be netted with offsetting favorable tax receivables totaling $148 million, including a reduction to our mandatory deemed repatriation tax obligations related to the settlement for the years 2008 through 2015, for a potential net cash payment of $184 million.

As noted above, we had previously reached a final agreement with the IRS regarding notices of deficiency with respect to years 2008 through 2012 and in February 2024, we also reached a final agreement for resolving the notices of proposed adjustments with respect to years 2013 through 2015. During the year ended June 27, 2025, we made payments of $130 million for interest with respect to years 2008 through 2012 and $32 million for tax and interest with respect to years 2013 through 2015, resulting in no remaining liability as of June 27, 2025 related to all years from 2008 through 2015.

In connection with settlements for the years 2008 through 2015, we expect to realize reductions to our mandatory deemed repatriation tax obligations and tax savings from interest deductions in future years aggregating to approximately $166 million. Of this amount, $65 million of interest savings from the interest paid with respect to years 2008 through 2015 is classified as a deferred tax asset due to interest expense limitation rules. See Part II, Item 8, Note 13, Income Taxes of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Litigation Matters

For additional information on our litigation matters, see Part II, Item 8, Note 17, Legal Proceedings, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Cash Dividend Program

On April 29, 2025, our Board of Directors authorized the adoption of a quarterly cash dividend program. Under the cash dividend program, holders of our common stock will receive dividends when and as declared by our Board of Directors. During the year ended June 27, 2025, we paid cash dividends of $0.10 per share of our outstanding common stock, totaling $36 million, including payment to holders of our Series A Preferred Stock in accordance with their participation rights.

Subsequent to year-end, on July 29, 2025, our Board of Directors declared a cash dividend of $0.10 per share of our common stock, which will be paid on September 18, 2025 to our shareholders of record as of the close of business on September 4, 2025.

We may modify, suspend, or cancel our cash dividend program in any manner and at any time. The amount of future dividends under our cash dividend program, and the declaration and payment thereof, will be based upon all relevant factors, including our financial position, results of operations, cash flows, capital requirements and restrictions under our Loan Agreement and other financing agreements, and shall be in compliance with applicable law.

Dividend Rights

As of June 27, 2025, 235,000 shares of our Series A Preferred Stock remained outstanding. These shares are entitled to cumulative preferred dividends and will also participate in any dividends declared for common shareholders on an as-converted equivalent basis. See Part II, Item 8, Note 12, Shareholders’ Equity and Convertible Preferred Stock, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information regarding these dividend provisions.

Debt

As described in “Key Developments – Capital Allocation Actions” above, we undertook several financing actions during 2025, including the amendment of our Credit Facility in connection with the Separation and the exchange of a portion of our retained interest in Sandisk shares to reduce a portion of our TLA-3 loan balance.

The Company issued $1.60 billion aggregate principal amount of convertible senior notes in November 2023, which bear interest at an annual rate of 3.00% and mature on November 15, 2028 (the “2028 Convertible Notes”). The 2028 Convertible Notes are convertible at the option of any holder beginning August 15, 2028 at a conversion price of approximately $37.82 per share of common stock (which conversion price has been adjusted from approximately $52.20 in accordance with the indenture as a result of the Separation). Prior to August 15, 2028, if the trading price of our common stock remains above 130% of the conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading-day period prior to the end of a calendar quarter, holders of the 2028 Convertible Notes would have the right to convert the 2028 Convertible Notes during the next succeeding calendar quarter. The 2028 Convertible Notes are also convertible prior to August 15, 2028 upon the occurrence of certain corporate events. Upon any conversion of the 2028 Convertible Notes, we will pay cash for the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, shares of our common stock or a combination thereof, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted.

The sale price conditional conversion feature of the 2028 Convertible Notes was triggered during the calendar quarter ended June 30, 2025 and, accordingly, the holders of the 2028 Convertible Notes have the right to convert the notes during the succeeding calendar quarter ending September 30, 2025. As a result, the 2028 Convertible Notes were classified as Short-term debt in the Consolidated Financial Statements as of June 27, 2025. The Company will continue to evaluate the conversion feature quarterly to determine if the 2028 Convertible Notes become convertible in future periods.

In addition to our outstanding debt, as of June 27, 2025, we had $1.25 billion available for borrowing under our revolving credit facility maturing in January 2027 (the “2027 Revolving Credit Facility”), subject to customary conditions under the Loan Agreement. The agreements governing our credit facilities each include limits on secured indebtedness and certain types of unsecured subsidiary indebtedness and require us and certain of our subsidiaries to provide guarantees and collateral to the extent the conditions providing for such guarantees and collateral are met. The loan agreement governing our 2027 Revolving Credit Facility and our Term Loan A-3 (as amended, the “Loan Agreement”) requires us to comply with a financial leverage ratio covenant. As of June 27, 2025, we were in compliance with the financial covenant. Additional information regarding our indebtedness, including information about availability under our 2027 Revolving Credit Facility and the principal repayment terms, interest rates, covenants, collateral and other key terms of our outstanding indebtedness, is included in Part II, Item 8, Note 8, Debt, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

In connection with the Separation, we entered into an amendment with our existing lenders under the Loan Agreement governing our Term Loan Facility and the 2027 Revolving Credit Facility that, among other changes, (a) permitted the Separation, (b) provided for the automatic release, in connection with the Separation, of guarantees and liens on collateral provided by Sandisk and Sandisk Technologies, Inc. under the Loan Agreement, (c) provided for the issuance of a new $2.51 billion Term Loan A-3 maturing in January 2027 (the “Term Loan A-3”) in a non-cash exchange to replace our previously existing Term Loan A-2 (the “Term Loan A-2” and, together with the Term Loan A-3, the “Term Loan Facility”), (d) facilitated the debt for equity exchange with respect to the Term Loan A-3 in connection with the Sandisk retained interest, and (e) in connection with the Separation, reduced the aggregate commitments under the 2027 Revolving Credit Facility from $2.25 billion to $1.25 billion. In June 2025, we settled $800 million of the Term Loan A-3 principal amount, through a non-cash exchange of 21.3 million shares of Sandisk common stock held by us, and a $4 million cash payment.

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

The assets and liabilities of the Obligor Group include the following:

	June 27, 2025	June 28, 2024
	(in millions)
Current assets	$2,992	$2,149
Non-current assets	4,553	2,208
Net intercompany receivables from (payables to) non-guarantor subsidiaries	(1,543)	2,473
Current liabilities	3,800	3,758
Non-current liabilities	2,873	6,626

The operating results of the Obligor Group include the following:

	Year Ended
	June 27, 2025	June 28, 2024
	(in millions)
Net sales	$5,249	$4,066
Gross profit	1,941	1,002
Operating income (loss)	279	(927)
Net income (loss)	(320)	(1,211)

Results for the Obligor Group include the following transactions with non-guarantor subsidiaries:

	Year Ended
	June 27, 2025	June 28, 2024
	(in millions)
Intercompany revenue	$1,378	$1,416
Net intercompany interest (income) expense	(4)	8
Intercompany dividend income	2,215	567

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

Mandatory Deemed Repatriation Tax

As of June 27, 2025, our final estimated mandatory deemed repatriation tax obligation is $331 million and is expected to be paid within the next twelve months.

Mandatory Research and Development Expense Capitalization

Since the beginning of 2023, we have been required to capitalize and amortize both domestic and foreign R&D expenditures rather than expensing them in the year incurred. The OBBBA, which was signed into law on July 4, 2025, includes broad tax reform provisions that extend and modify key elements of the TCJA. Notably, the new legislation now allows an option for the immediate expensing of domestic R&D expenditures, beginning with our fiscal year 2026, which is expected to result in lower cash tax payments in future periods than previously anticipated.

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

Revenue

We provide distributors and retailers (collectively referred to as “resellers”) with limited price protection for inventories held by resellers at the time of published list price reductions. We also provide resellers and OEMs with other sales incentive programs. We record estimated variable consideration related to these items as a reduction to revenue at the time of revenue recognition. We use judgment in our assessment of variable consideration in contracts to be included in the transaction price. We use the expected value method to arrive at the amount of variable consideration. We constrain variable consideration until the likelihood of a significant revenue reversal is not probable and believe that the expected value method is the appropriate estimate of the amount of variable consideration based on the fact that we have a large number of contracts with similar characteristics.

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

Inventories

We value inventories at the lower of cost or net realizable value (“NRV”) with cost determined on a first-in, first-out basis. We record inventory write-downs of our inventory to the lower of cost or net realizable value or for obsolete or excess inventory based on assumptions, which requires significant judgement. The determination of NRV involves estimating the ASPs less any selling expenses of inventory based on market conditions and customer demand. To estimate the ASPs and selling expenses of inventory, we review historical sales, future demand, economic conditions, contract prices and other information.

We periodically perform an analysis of potential excess and obsolete inventory based on assumptions, which includes changes in business and economic conditions, changes in technology and projected demand of our products. If in any period we anticipate a change in those assumptions to be less favorable than our previous estimates, additional inventory write-downs may be required and could materially and negatively impact our gross margin. If in any period, we can sell inventories that had been written down to a level below the realized selling price in previous periods, higher gross profit would be recognized in the current period.

Income Taxes

We account for income taxes under the asset and liability method, which provides that deferred tax assets and liabilities be recognized for temporary differences between the financial reporting bases and the tax bases of our assets and liabilities and expected benefits of utilizing net operating loss and tax credit carryforwards. We record a valuation allowance when it is more likely than not that the deferred tax assets will not be realized. Each quarter, we evaluate the need for a valuation allowance for our deferred tax assets and we adjust the valuation allowance so that we record net deferred tax assets only to the extent that we conclude it is more likely than not that these deferred tax assets will be realized. The assessment of valuation allowances against our deferred tax assets requires estimations and significant judgment. We continue to assess and adjust our valuation allowance based on operating results and market conditions. We account for interest and penalties related to income taxes as a component of the provision for income taxes.

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

We have performed sensitivity analyses for 2025 using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our foreign currency derivative contracts used to offset the underlying exposures. The foreign currency exchange rates used in performing the sensitivity analyses were based on market rates in effect at June 27, 2025. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar would result in a foreign exchange fair value loss of $75 million at June 27, 2025.

During 2025, 2024 and 2023, total net realized and unrealized transaction and foreign exchange contract currency gains and losses were not material to our Consolidated Financial Statements.

Notwithstanding our efforts to mitigate some foreign exchange risks, we do not hedge all of our foreign currency exposures, and there can be no assurance that our mitigating activities related to the exposures that we hedge will adequately protect us against risks associated with foreign currency fluctuations.

Disclosure About Interest Rate Risk

Variable Interest Rate Risk

We have generally held a balance of fixed and variable rate debt. As of June 27, 2025, our variable rate debt outstanding consisted of our Term Loan A-3, which is based on various index rates as discussed further in Note 8, Debt, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. As of June 27, 2025, the outstanding balance on our Term Loan A-3 was $1.65 billion, and a 1% increase in the variable rate of interest would increase annual interest expense by $16 million.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
Western Digital Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Western Digital Corporation and subsidiaries (the Company) as of June 27, 2025 and June 28, 2024, the related consolidated statements of operations, comprehensive income (loss), cash flows, and convertible preferred stock and shareholders’ equity for each of the fiscal years in the three-year period ended June 27, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of June 27, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 27, 2025 and June 28, 2024, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended June 27, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 27, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Evaluation of sufficiency of audit evidence over certain variable consideration reductions to revenue

As discussed in Note 1 to the consolidated financial statements, the Company provides distributors and retailers (collectively referred to as resellers) with limited price protection and resellers and original equipment manufacturers (OEMs) with other sales incentive programs. The Company records the estimated variable consideration related to these items as a reduction to revenue at the time of revenue recognition.

We identified the evaluation of the sufficiency of audit evidence over certain variable consideration reductions to revenue for sales to resellers and OEMs as a critical audit matter. This matter required a high degree of auditor effort in performing procedures to assess the reasonableness of certain variable consideration and associated customer-related accruals as such reductions to revenue involve a number of complex integrated information technology (IT) systems. Therefore, our audit procedures required the involvement of IT professionals with specialized skills and knowledge and auditor judgment was required to determine the nature and extent of audit evidence obtained and to evaluate the results of the procedures.

The following are the primary procedures we performed to address this critical audit matter.

•We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process for determining variable consideration.

•We involved IT professionals with specialized skills and knowledge, who assisted in the determination and testing of certain IT general and application controls that are used by the Company to determine variable consideration.

•We assessed certain of the recorded variable consideration by selecting a sample of transactions and comparing the amounts recognized for consistency with underlying documentation.

•We evaluated the overall sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of such evidence.

Tax-free determination of the Flash business separation and the debt-for-equity exchange

As described in Note 3 to the consolidated financial statements, on February 21, 2025, the Company completed the separation of its Flash business through a pro rata distribution of 80.1% of the outstanding shares of Sandisk Corporation (Sandisk) to the Company’s stockholders. In connection with the separation, the Company completed an external spin-off transaction and an exchange of Sandisk common stock for a portion of the Company’s Term Loan A-3. Management has determined that the separation and the debt-for-equity exchange (collectively referred to as the Transactions) qualified as tax-free transactions under the applicable sections of the United States (U.S.) Internal Revenue Code. The determination of the tax consequences of these Transactions required management to make judgments about the application of tax laws and regulations.

We identified the evaluation of income tax treatment of the Transactions as a critical audit matter. This matter required especially subjective auditor judgment and effort in assessing the significant judgments by management in applying relevant tax laws and regulations in determining the tax-free treatment of the Transactions and in performing procedures and evaluating audit evidence. Involvement of professionals with specialized tax skills and knowledge was required.

The following are the primary procedures we performed to address this critical audit matter.

•We evaluated the design and tested the operating effectiveness of certain internal controls relating to management’s determination of the tax-free treatment of the Transactions.

•We involved professionals with specialized skills and knowledge to assist in assessing the Company’s identification, interpretation, and application of tax laws and evaluating the Company’s analyses prepared to support management’s determination that the Transactions qualified as tax-free.

/s/ KPMG LLP

We have served as the Company’s auditor since 1970.

Santa Clara, California
August 13, 2025

WESTERN DIGITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	June 27, 2025	June 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$2,114	$1,551
Accounts receivable, net	1,486	1,231
Inventories	1,291	1,387
Retained interest in Sandisk	354	—
Other current assets	611	360
Current assets of discontinued operations	—	3,531
Total current assets	5,856	8,060
Property, plant and equipment, net	2,343	2,359
Goodwill	4,319	4,319
Other non-current assets	1,484	837
Non-current assets of discontinued operations	—	8,613
Total assets	$14,002	$24,188
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,266	$1,054
Accrued expenses	719	1,053
Income taxes payable	800	471
Accrued compensation	407	435
Current portion of long-term debt	2,226	1,750
Current liabilities of discontinued operations	—	1,324
Total current liabilities	5,418	6,087
Long-term debt	2,485	5,684
Other liabilities	559	1,002
Non-current liabilities of discontinued operations	—	368
Total liabilities	8,462	13,141
Commitments and contingencies (Notes 10, 13 and 17)
Convertible preferred stock, $0.01 par value; authorized — 5 shares; issued and outstanding — 0.2 shares as of both June 27, 2025 and June 28, 2024; aggregate liquidation preference of $265 and $257 as of June 27, 2025 and June 28, 2024, respectively	229	229
Shareholders’ equity:
Common stock, $0.01 par value; authorized — 750 shares; issued and outstanding — 347 shares as of June 27, 2025 and 343 shares as of June 28, 2024	3	3
Additional paid-in capital	4,621	4,752
Accumulated other comprehensive income (loss)	20	(712)
Retained earnings	762	6,775
Treasury stock — common shares at cost; 95 shares in 2025 and 0 shares in 2024	(95)	—
Total shareholders’ equity	5,311	10,818
Total liabilities, convertible preferred stock and shareholders’ equity	$14,002	$24,188

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended
	June 27, 2025	June 28, 2024	June 30, 2023
Revenue, net	$9,520	$6,317	$6,255
Cost of revenue	5,828	4,544	4,864
Gross profit	3,692	1,773	1,391
Operating expenses:
Research and development	994	950	986
Selling, general and administrative	568	726	807
Litigation matter	(198)	291	—
Business realignment charges	(6)	209	146
Total operating expenses	1,358	2,176	1,939
Operating income (loss)	2,334	(403)	(548)
Interest and other income (expense):
Interest income	45	33	19
Interest expense	(357)	(414)	(310)
Loss on retained interest in Sandisk	(772)	—	—
Loss on extinguishment of debt	(100)	—	—
Other income (expense), net	(20)	45	(10)
Total interest and other expense, net	(1,204)	(336)	(301)
Income (loss) before taxes	1,130	(739)	(849)
Income tax expense (benefit)	(513)	26	53
Net income (loss) from continuing operations	1,643	(765)	(902)
Net income (loss) from discontinued operations, net of taxes	246	(33)	(782)
Net income (loss)	$1,889	$(798)	$(1,684)

Net income (loss) per common share:
Basic:
Continuing operations	$4.61	$(2.51)	$(2.91)
Discontinued operations	0.70	(0.10)	(2.46)
Net income (loss) per share	5.31	(2.61)	(5.37)
Diluted:
Continuing operations	4.45	(2.51)	(2.91)
Discontinued operations	0.67	(0.10)	(2.46)
Net income (loss) per share	5.12	(2.61)	(5.37)

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended
	June 27, 2025	June 28, 2024	June 30, 2023
Net income (loss)	$1,889	$(798)	$(1,684)
Other comprehensive gain (loss), before tax:
Actuarial pension gain	3	23	12
Foreign currency translation adjustment	45	(115)	(88)
Net unrealized gain (loss) on derivative contracts	180	(87)	138
Total other comprehensive gain (loss), before tax	228	(179)	62
Income tax benefit (expense) related to items of other comprehensive gain (loss), before tax	(42)	15	(31)
Other comprehensive gain (loss), net of tax	186	(164)	31
Total comprehensive income (loss)	$2,075	$(962)	$(1,653)

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended
	June 27, 2025	June 28, 2024	June 30, 2023
Cash flows from operating activities
Net income (loss)	$1,889	$(798)	$(1,684)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	451	568	828
Stock-based compensation	265	295	318
Deferred income taxes	(745)	(161)	(48)
Gain on disposal of assets	(2)	(87)	(7)
Non-cash asset impairment	2	158	19
Gain on business divestiture	(113)	—	—
Amortization of debt issuance costs and discounts	23	19	13
Loss on retained interest in Sandisk	772	—	—
Loss on extinguishment of debt	100	—	—
Other non-cash operating activities, net	80	19	61
Changes in:
Accounts receivable, net	79	(568)	1,206
Inventories	(409)	356	(60)
Accounts payable	307	244	(459)
Accounts payable to related parties	(39)	21	(28)
Accrued expenses	(366)	197	(352)
Income taxes payable	348	(474)	130
Accrued compensation	(46)	259	(162)
Other assets and liabilities, net	(905)	(342)	(183)
Net cash provided by (used in) operating activities	1,691	(294)	(408)
Cash flows from investing activities
Purchases of property, plant and equipment	(412)	(487)	(821)
Proceeds from the sale of property, plant and equipment	5	195	14
Proceeds from business divestiture	401	—	—
Notes receivable issuances to Flash Ventures	(266)	(243)	(627)
Notes receivable proceeds from Flash Ventures	239	482	641
Distribution from Flash Ventures	175	—	—
Strategic investments and other, net	8	26	31
Net cash provided by (used in) investing activities	150	(27)	(762)
Cash flows from financing activities
Issuance of stock under employee stock plans	77	80	93
Taxes paid on vested stock awards under employee stock plans	(113)	(88)	(80)
Purchase of capped calls	—	(155)	—
Proceeds from convertible preferred stock, net of issuance costs	—	(5)	881
Repurchases of common stock	(149)	—	—
Dividends paid to shareholders	(44)	—	—
Repurchases of debt	—	(505)	—
Repayment of debt	(2,094)	(2,104)	(1,180)
Proceeds from debt issuance	2,150	3,000	1,180
Debt issuance costs	(73)	(36)	(19)
Cash transferred to Sandisk related to Separation	(1,366)	—	—
Net cash provided by (used in) financing activities	(1,612)	187	875
Effect of exchange rate changes on cash	6	(10)	(9)
Net increase (decrease) in cash and cash equivalents	235	(144)	(304)
Cash and cash equivalents, beginning of year	1,879	2,023	2,327
Cash and cash equivalents, end of year	$2,114	$1,879	$2,023
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$789	$920	$177
Cash paid for interest	$367	$396	$294

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
(in millions)

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at July 1, 2022	—	$—	315	$3	—	$—	$3,733	$(579)	$9,166	$12,323
Net loss	—	—	—	—	—	—	—	—	(1,684)	(1,684)
Adoption of new accounting standard	—	—	—	—	—	—	(128)	—	91	(37)
Employee stock plans	—	—	7	—	—	—	13	—	—	13
Stock-based compensation	—	—	—	—	—	—	318	—	—	318
Issuance of convertible preferred stock, net of issuance costs	0.9	876	—	—	—	—	—	—	—	—
Actuarial pension gain	—	—	—	—	—	—	—	9	—	9
Foreign currency translation adjustment	—	—	—	—	—	—	—	(87)	—	(87)
Net unrealized gain on derivative contracts	—	—	—	—	—	—	—	109	—	109
Balance at June 30, 2023	0.9	876	322	3	—	—	3,936	(548)	7,573	10,964
Net loss	—	—	—	—	—	—	—	—	(798)	(798)
Purchase of capped calls related to the issuance of convertible notes, net of tax	—	—	—	—	—	—	(118)	—	—	(118)
Conversion of convertible preferred stock	(0.7)	(647)	15	—	—	—	647	—	—	647
Employee stock plans	—	—	6	—	—	—	(8)	—	—	(8)
Stock-based compensation	—	—	—	—	—	—	295	—	—	295
Actuarial pension gain	—	—	—	—	—	—	—	16	—	16
Foreign currency translation adjustment	—	—	—	—	—	—	—	(116)	—	(116)
Net unrealized loss on derivative contracts	—	—	—	—	—	—	—	(64)	—	(64)
Balance at June 28, 2024	0.2	229	343	3	—	—	4,752	(712)	6,775	10,818
Net income	—	—	—	—	—	—	—	—	1,889	1,889
Distribution in connection with the Separation	—	—	—	—	—	—	(307)	546	(7,857)	(7,618)
Employee stock plans	—	—	4	—	1	54	(90)	—	—	(36)
Stock-based compensation	—	—	—	—	—	—	265	—	—	265
Repurchases of common stock	—	—	—	—	(3)	(149)	—	—	—	(149)
Preferred stock dividends	—	—	—	—	—	—	—	—	(8)	(8)
Common stock dividends ($0.10 per share)	—	—	—	—	—	—	1	—	(37)	(36)
Actuarial pension gain	—	—	—	—	—	—	—	2	—	2
Foreign currency translation adjustment	—	—	—	—	—	—	—	45	—	45
Net unrealized gain on derivative contracts	—	—	—	—	—	—	—	139	—	139
Balance at June 27, 2025	0.2	$229	347	$3	(2)	$(95)	$4,621	$20	$762	$5,311

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    Organization and Basis of Presentation

Western Digital Corporation (“Western Digital” or the “Company”) is a leading developer, manufacturer, and provider of data storage devices and solutions based on hard disk drives (“HDD”) technologies.

The Company manufactures, markets, and sells data storage devices and solutions in the United States (“U.S.”) and in foreign countries through its sales personnel, dealers, distributors, retailers, and subsidiaries. Its broad portfolio of technology and products addresses the following key end markets: Cloud, Client, and Consumer. Cloud is comprised primarily of products for public or private cloud environments and enterprise customers. Through the Client end market, the Company provides its OEM and channel customers a broad array of high-performance HDD solutions across desktop and notebooks. The Consumer end market provides a broad range of retail and other end-user products, which capitalize on the strength of the Company’s product brand recognition and vast presence around the world. The Company also generates immaterial license and royalty revenue from its extensive intellectual property portfolio, which is included in each of these three end market categories.

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

Fiscal Year

The Company’s fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every five to six years, the Company reports a 53-week fiscal year to align the fiscal year with the foregoing policy. Fiscal years 2025, 2024, and 2023, which ended on June 27, 2025, June 28, 2024 and June 30, 2023, respectively, are comprised of 52 weeks, with all quarters presented consisting of 13 weeks. Unless otherwise indicated, references herein to specific years and quarters are to fiscal years and fiscal quarters, and references to financial information are on a consolidated continuing operations basis.

Segment Reporting

Historically, the Company had been managed and operated under two reportable segments: HDD and Flash-based products (“Flash”). As a result of the Separation (as defined in Note 3, Discontinued Operations) and disposition of the Flash segment, the Company’s continuing operations now consist of a single reportable segment, HDD. The Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (“CODM”), now evaluates the performance of the Company and makes decisions regarding the allocation of resources based on the Company’s consolidated results.

Basis of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The functional currency of most of the Company’s foreign subsidiaries is the U.S. dollar. The accounts of these foreign subsidiaries have been remeasured using the U.S. dollar as the functional currency. Gains or losses resulting from the remeasurement of these accounts from local currencies into U.S. dollars were immaterial to the Consolidated Financial Statements. Financial statements of the Company’s foreign subsidiaries for which the functional currency is the local currency are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for statement of operations items. Translation adjustments are recorded in Accumulated other comprehensive income (loss), a component of shareholders’ equity.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Use of Estimates

Company management has made estimates and assumptions relating to the reporting of certain assets and liabilities in conformity with U.S. GAAP. These estimates and assumptions have been applied using methodologies that are consistent throughout the periods presented with consideration given to the potential impacts of tariffs. However, actual results could differ materially from these estimates and be significantly affected by changes in U.S. trade policies, including tariffs, trade agreements or other trade restrictions imposed by the United States or other governments and possible retaliatory measures on U.S. goods.

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

Equity Investments

The Company enters into certain strategic investments for the promotion of business and strategic objectives. The equity method of accounting is used if the Company’s ownership interest is greater than or equal to 20% but less than a majority, or where the Company has the ability to exercise significant influence over operating and financial policies. The Company’s equity in the earnings or losses in equity-method investments is recognized in Other income (expense), net, in the Consolidated Statements of Operations and were immaterial for all years presented.

The Company’s retained interest in Sandisk is less than 20% and the Company does not have the ability to exercise significant influence over Sandisk’s operating and financial policies. As such, the Company accounts for this interest at fair value. The Company also has an immaterial amount of equity securities that do not have a readily determinable fair value. These securities are measured and recorded using the measurement alternative under Accounting Standards Update (“ASU”) No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which is cost minus impairment, if any, plus or minus changes resulting from observable price changes. These investments are recorded within Other non-current assets in the Consolidated Balance Sheets and are periodically analyzed to determine whether or not there are indicators of impairment.

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Property, Plant and Equipment

Property, plant, and equipment are carried at cost less accumulated depreciation and amortization. The cost of property, plant and equipment is depreciated over the estimated useful lives of the respective assets. The Company’s buildings and improvements are depreciated over periods ranging from fifteen to thirty years. The majority of the Company’s machinery and equipment, software, and furniture and fixtures are depreciated on a straight-line basis over a period of two to seven years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the related lease terms.

Goodwill and Other Long-Lived Assets

Goodwill is not amortized. Instead, it is tested for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that goodwill may be impaired. The Company performs an annual impairment test as of the beginning of its fourth quarter. The Company uses qualitative factors to determine whether goodwill is more likely than not impaired and whether a quantitative test for impairment is considered necessary. If the Company concludes from the qualitative assessment that goodwill is more likely than not impaired, the Company is required to perform a quantitative approach to determine the amount of impairment. The Company’s assessments resulted in no impairment of goodwill in 2025, 2024 or 2023.

The Company is required to use judgment when applying goodwill impairment tests, including the identification of its reporting unit and the determination of fair value. In addition, the estimates used to determine the fair value of its reporting unit may change based on the results of operations, macroeconomic conditions or other factors. Changes in these estimates could materially affect the Company’s assessment of the fair value and goodwill impairment. If the Company’s stock price decreases significantly, goodwill could become impaired, which could result in a material charge and adversely affect the Company’s results of operations.

In-process research and development (“IPR&D”) is an intangible asset accounted for as an indefinite-lived asset until the completion or abandonment of the associated research and development effort. During the development period, the Company conducts an IPR&D impairment test at least annually or whenever events or changes in facts and circumstances indicate that it is more likely than not that the IPR&D is impaired. Events which might indicate impairment include, but are not limited to, adverse cost factors, strategic decisions made in response to economic, market, and competitive conditions, and the impact of the economic environment on the Company and on its customer base. If impairment is indicated, the impairment is measured as the amount by which the carrying amounts of the assets exceed the fair values of the assets. The Company’s assessment resulted in no impairment of IPR&D in 2025, 2024 or 2023.

Other long-lived assets are depreciated or amortized over their estimated useful lives based on the pattern in which the economic benefits are expected to be received. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable from undiscounted cash flows. If impairment is indicated, the impairment is measured as the amount by which the carrying amounts of the assets exceed the fair values of the assets. The estimates of fair value require evaluation of future market conditions and product lifecycles as well as projected revenue, earnings and cash flow. See Note 5, Supplemental Financial Statement Data, for additional disclosures related to the Company’s other long-lived assets.

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Substantially all of the Company’s revenue is from the sale of tangible products for which the performance obligations are satisfied at a point in time, generally upon delivery. The Company’s services revenue is immaterial and mainly includes professional service arrangements and post-contract customer support, warranty as a service and maintenance contracts. The performance obligations for the Company’s services are generally satisfied ratably over the service period based on the nature of the service provided and contract terms.

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

The Company also applies the practical expedients and does not disclose transaction price allocated to the remaining performance obligations for arrangements that have an original expected duration of one year or less, which mainly consist of support and maintenance contracts. The transaction prices allocated to the Company’s remaining performance obligations as of June 27, 2025 and June 28, 2024, were not material.

The contract assets and contract liabilities for the years ended June 27, 2025 and June 28, 2024 were not material.

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

Marketing development program costs are typically recorded as a reduction of the transaction price and therefore, of revenue. The Company nets sales rebates against open customer receivable balances if the criteria to offset are met, otherwise they are recorded within other accrued liabilities.

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

Advertising Expense

Advertising costs are expensed as incurred and amounted to $32 million, $51 million and $66 million in 2025, 2024 and 2023, respectively. These expenses are included in Selling, general and administrative in the Consolidated Statements of Operations.

Research and Development Expense

Research and development (“R&D”) expenditures are expensed as incurred.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Income Taxes

The Company accounts for income taxes under the asset and liability method, which provides that deferred tax assets and liabilities be recognized for temporary differences between the financial reporting bases and the tax bases of assets and liabilities and expected benefits of utilizing net operating loss (“NOL”) and tax credit carryforwards. The Company records a valuation allowance when it is more likely than not that the deferred tax assets will not be realized. Each quarter, the Company evaluates the need for a valuation allowance for its deferred tax assets and adjusts the valuation allowance so that the Company records net deferred tax assets only to the extent that it has concluded it is more likely than not that these deferred tax assets will be realized. The Company accounts for interest and penalties related to income taxes as a component of the provision for income taxes.

The Company recognizes liabilities for uncertain tax positions based on a two-step process. To the extent a tax position does not meet a more-likely-than-not level of certainty, no benefit is recognized in the financial statements. If a position meets the more-likely-than-not level of certainty, it is recognized in the financial statements at the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. Interest and penalties related to unrecognized tax benefits are recognized in liabilities recorded for uncertain tax positions and are recorded in the provision for income taxes. The actual liability for unrealized tax benefits in any such contingency may be materially different from the Company’s estimates, which could result in the need to record additional liabilities for unrecognized tax benefits or potentially adjust previously recorded liabilities for unrealized tax benefits, and may materially affect the Company’s operating results.

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

The Company computes basic income (loss) per common share by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is computed by using diluted net income (loss) attributable to common shareholders, the weighted average number of common shares and potentially dilutive securities outstanding during the period using the treasury stock method or the “if-converted” method based on the nature of the securities. Potentially dilutive common shares include dilutive outstanding employee stock options, restricted stock unit awards (“RSUs”) and restricted stock unit awards with performance conditions or market conditions (“PSUs”), rights to purchase shares of common stock under the Company’s Employee Stock Purchase Plan (“ESPP”), and shares issuable in connection with the Company’s convertible notes and convertible preferred stock.

Stock-Based Compensation

The Company accounts for all stock-based compensation at fair value. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Compensation expense is adjusted for forfeitures as they occur. The fair values of RSUs and PSUs with performance conditions are determined based on the closing market price of the Company’s stock on the date of the grant. The fair values of all ESPP purchase rights are estimated using the Black-Scholes-Merton option pricing model and require the input of subjective assumptions. The fair values of PSUs with market conditions are estimated using a Monte Carlo simulation model. PSUs are granted to certain employees and vest only after the achievement of pre-determined performance or market conditions and completion of a requisite service period. At the end of each reporting period, the Company evaluates the probability that PSUs with a performance condition will be earned and records the related stock-based compensation expense over the service period. Compensation expense for PSUs with market conditions is recognized ratably over the required service period regardless of expected or actual achievement.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Comprehensive Income (Loss), Net of Tax

Other comprehensive income (loss), net of tax refers to gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income (loss), net of tax is primarily comprised of unrealized gains or losses on foreign exchange contracts designated as cash flow hedges, foreign currency translation, and actuarial gains or losses related to pensions.

Derivative Contracts

The majority of the Company’s transactions are in U.S. dollars; however, some transactions are based in various foreign currencies. The Company purchases foreign exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, liabilities and commitments for Operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedging transactions is to minimize the impact of foreign currency fluctuations on the Company’s results of operations. All contract maturity dates are 12 months or less. All foreign exchange contracts are for risk management purposes only. The Company does not purchase foreign exchange contracts for speculative or trading purposes. The Company had foreign exchange contracts with commercial banks for the British pound sterling, European euro, Japanese yen, Malaysian ringgit, Philippine peso, Singaporean dollar and Thai baht, which had an aggregate notional amount of $1.14 billion and $1.00 billion at June 27, 2025 and June 28, 2024, respectively.

If the derivative is designated as a cash flow hedge and is determined to be highly effective, the change in fair value of the derivative is initially deferred in Other comprehensive income (loss), net of tax. These amounts are subsequently recognized into earnings when the underlying cash flow being hedged is recognized into earnings. Recognized gains and losses on foreign exchange contracts are reported in Cost of revenue and Operating expenses and presented within cash flows from operating activities. Hedge effectiveness is measured by comparing the hedging instrument’s cumulative change in fair value from inception to maturity to the underlying exposure’s terminal value. The Company determined the ineffectiveness associated with its cash flow hedges to be immaterial to the Consolidated Financial Statements for all years presented.

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2.    Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In September 2022, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) No. 2022-04, “Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations” (“ASU 2022-04”), which requires annual and interim disclosures for entities that use supplier finance programs in connection with the purchase of goods and services. ASU 2022-04 requires the Company to provide disclosure of outstanding obligations to such suppliers for all balance sheet dates presented beginning with the Company’s first quarter of 2024 and to provide certain rollforward information related to those obligations beginning in the Company’s first fiscal quarter of 2025. The ASU does not affect the recognition, measurement, or financial statement presentation of supplier finance program obligations. The Company adopted the guidance on the first day of fiscal year 2024. See Note 16, Supplier Finance Program, of the Notes to Consolidated Financial Statements for information regarding the supplier finance program.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which expands on segment reporting requirements primarily through enhanced disclosures surrounding significant segment expenses. ASU 2023-07 requires that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to an entity’s CODM, a description of other segment items by reportable segment, and any additional measures of a segment’s profit or loss used by the CODM when deciding how to allocate resources. These incremental disclosures have been provided in these financial statements, as discussed in Note 4, Segment Reporting, Disaggregated Revenue, Geographic Information, and Concentrations of Risk.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which is intended to improve disclosures about the expenses of public entities. ASU 2024-03 requires more detailed information about the types of expenses in commonly presented expense captions (such as cost of sales and selling, general and administrative expenses) and requires public entities to disclose, on an annual and interim basis, the amounts of expenses included in each relevant expense caption presented on the face of the income statement, within continuing operations, in a tabular format. Additionally, public entities will be required to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, the total amount of selling expenses, and, in annual reporting periods, the definition of selling expenses. This standard is effective on either a prospective or retrospective basis for fiscal years beginning after December 15, 2026, and interim periods within fiscal years following adoption, with early adoption permitted. The Company is currently compiling the information required for these disclosures and assessing the basis of adoption and expects to adopt the guidance for annual reporting periods in its annual report for the year ending June 30, 2028.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 calls for enhanced income tax disclosure requirements surrounding the tabular rate reconciliation and income taxes paid. These incremental disclosures will be required beginning with the Company’s financial statements for the year ending July 3, 2026, with early adoption permitted. The Company is currently compiling the information required for these disclosures and expects to provide required disclosures in the year ending July 3, 2026.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3.    Discontinued Operations

On October 30, 2023, the Company announced that its Board of Directors had completed its strategic review of the business and, after evaluating a comprehensive range of alternatives, authorized the Company to pursue a plan to separate its HDD and Flash business units to create two independent public companies. In connection with the Separation (as defined below), the Company has incurred separation and transition costs, which are recorded as Business separation costs within discontinued operations in the Company’s Consolidated Financial Statements, as further detailed in the summary of net income (loss) from discontinued operations, net of taxes, below.

On February 21, 2025, the Company completed the previously announced separation of its Flash business (the “Separation”) through a pro rata distribution of 80.1% of the outstanding shares of Sandisk Corporation (“Sandisk”) to Western Digital stockholders. The Separation is intended to be tax-free for U.S. federal income tax purposes. To reflect the completion of the Separation, the Company recorded a decrease in shareholders’ equity for the net book value of applicable assets and liabilities derecognized in connection with the Separation, net of the Company’s retained 19.9% ownership interest, or 28.8 million shares, initially based on the net book value of the applicable assets and liabilities derecognized. As a result of the Separation, Sandisk became an independent public company and Western Digital no longer consolidates Sandisk into the Company’s financial results. The historical net income of Sandisk and applicable assets and liabilities included in the Separation are now reported in the Company’s Consolidated Financial Statements as discontinued operations for all periods prior to the Separation on February 21, 2025. Following the Separation, as the Company no longer controls or has the ability to exert significant influence over Sandisk, the Company measures its retained ownership interest in Sandisk common stock at fair value on a recurring basis (see additional information in Note 6, Fair Value Measurements and Investments). In June 2025, the Company disposed of 21.3 million shares of its Sandisk common stock, along with $4 million in cash, in a tax-free exchange for $800 million principal amount of the Company’s Term Loan A-3. The Company expects to monetize its remaining shares of Sandisk within one year from the Separation Date.

The Company entered into various agreements to effect the Separation and provide for the temporary framework of the relationship between Western Digital and Sandisk following the Separation, including, among others, a separation and distribution agreement, a tax matters agreement, and a transition services agreement. The transition services agreement provides for transition service support to be provided for various periods of time ranging up to 15 months. The amounts involved under these agreements were not material for the fiscal year ended June 27, 2025 and are not expected to be material.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table provides a summary of the assets and liabilities classified as discontinued operations:

Assets and Liabilities of Discontinued Operations	June 28, 2024
(in millions)
Assets
Cash and cash equivalents	$328
Accounts receivable, net	935
Inventories	1,955
Other current assets	313
Current assets of discontinued operations	$3,531
Property, plant and equipment, net	$808
Notes receivable and investments in Flash Ventures	991
Goodwill	5,713
Other non-current assets	1,101
Non-current assets of discontinued operations	$8,613
Liabilities
Accounts payable	$357
Accounts payable to related parties	313
Accrued expenses	427
Income taxes payable	54
Accrued compensation	173
Current liabilities of discontinued operations	$1,324
Non-current liabilities of discontinued operations	$368

The following table provides a summary of net income (loss) from discontinued operations, net of taxes:

Net Income (Loss) from Discontinued Operations, Net of Taxes	2025	2024	2023
	(in millions)
Revenue, net	$4,361	$6,686	$6,063
Cost of revenue	2,892	5,514	5,567
Operating expenses:
Research and development	718	957	1,023
Selling, general and administrative	229	102	163
Gain on business divestiture	(113)	—	—
Business separation costs	144	97	—
Business realignment charges	3	(70)	47
Operating income (loss)	488	86	(737)
Total interest and other income (expense), net	(36)	(8)	36
Income (loss) before taxes	452	78	(701)
Income tax expense	206	111	81
Net income (loss) from discontinued operations, net of taxes	$246	$(33)	$(782)

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Cash flows related to discontinued operations have not been segregated and are included in the Consolidated Statements of Cash Flows for all periods presented. The following table provides selected financial information related to cash flows from discontinued operations:

Select Cash Flow Information from Discontinued Operations	2025	2024	2023
	(in millions)
Depreciation and amortization	$115	$221	$439
Purchases of property, plant and equipment	139	166	219
Stock-based compensation	98	92	106

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

The Company previously had business ventures with Kioxia Corporation (“Kioxia”), which consisted of three separate legal entities: Flash Partners Ltd., Flash Alliance Ltd., and Flash Forward Ltd. The Company also previously had a business venture with Unisplendour Corporation Limited and Unissoft (Wuxi) Group Co. Ltd., both collectively referred to as the “Unis Venture”. All business ventures with Kioxia and Unis Venture were distributed to Sandisk in connection with the Separation and are included in discontinued operations.

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

During the year ended June 28, 2024, the Company completed a sale and leaseback of its facility in Milpitas, California associated with the Flash business. The Company received net proceeds of $191 million in cash and recorded a gain of $85 million on the sale.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4.    Segment Reporting, Disaggregated Revenue, Geographic Information, and Concentrations of Risk

The Company’s Chief Executive Officer, Irving Tan, is the Company’s Chief Operating Decision Maker (“CODM”). The CODM manages the business as a provider of data storage devices and solutions based on HDD technology. The CODM evaluates the performance of the Company and makes decisions regarding the allocation of resources based on the Company’s Net income (loss) from continuing operations and Total assets. The Company has therefore, determined that it has one reportable segment: HDD.

The following table is a reconciliation of the Company’s measure of segment profit or loss, significant segment expenses and other segment items:

	2025	2024	2023
	(in millions)
Revenue, net	$9,520	$6,317	$6,255
Less: Significant expenses and other segment items
Cost of revenue(1)	5,771	4,506	4,827
Research and development(1)	920	885	916
Selling, general and administrative(1)	503	583	656
Litigation matter	(179)	291	—
Business realignment charges	(6)	209	146
Stock-based compensation	167	202	212
Strategic review	—	38	42
Interest expense, net	312	381	291
Loss on retained interest in Sandisk	772	—	—
Loss on extinguishment of debt	100	—	—
Other expense, net	2	14	20
Other segment items(2)	28	(53)	(6)
Income tax expense (benefit)	(513)	26	53
Net income (loss) from continuing operations	$1,643	$(765)	$(902)

(1)    Excludes amounts related to stock-based compensation and strategic review which are presented separately in the table above.
(2)    Other segment items include strategic investment activity and other small charges.

Disaggregated Revenue

The Company’s disaggregated revenue by end market is as follows:

	2025	2024	2023
	(in millions)
Revenue by end market
Cloud	$8,341	$5,052	$4,753
Client	556	577	691
Consumer	623	688	811
Total revenue	$9,520	$6,317	$6,255

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company’s operations outside the United States include manufacturing facilities in China, Japan, Malaysia, the Philippines and Thailand, as well as sales offices throughout the Americas, Asia Pacific, Europe, the Middle East and Africa. The following tables summarize the Company’s operations by geographic area:

	2025	2024	2023
	(in millions)
Net revenue (1)
United States	$4,328	$2,636	$2,694
China	1,549	488	471
Hong Kong	1,051	1,331	1,139
Rest of Asia	792	573	546
Europe, Middle East and Africa	1,536	1,067	1,175
Other	264	222	230
Total	$9,520	$6,317	$6,255

(1)    Net revenue is attributed to geographic regions based on the ship-to location of the customer.

	June 27, 2025	June 28, 2024
	(in millions)
Long-lived assets (1)
United States	$807	$810
Malaysia	378	330
China	87	89
Thailand	791	825
Rest of Asia	279	304
Europe, Middle East and Africa	1	1
Total	$2,343	$2,359

(1)    Long-lived assets include property, plant and equipment and are attributed to the geographic location in which they are located.

Customer Concentration and Credit Risk

The Company sells its products to cloud service providers, OEMs, resellers, distributors and retailers throughout the world. For 2025, three customers accounted for 17%, 12% and 10%, respectively, of the Company’s net revenue. For 2024 and 2023, no single customer accounted for 10% or more of the Company’s net revenue. For 2025, 2024 and 2023, the Company’s top 10 customers accounted for 68%, 55% and 56%, respectively, of the Company’s net revenue.

The Company performs ongoing credit evaluations of its customers’ financial condition to manage collection risk, in some cases supplemented by collateral. The Company maintains allowances for potential credit losses, and such losses have historically been within management’s expectations. At any given point in time, the total amount outstanding from any one of a number of its customers may be individually significant to the Company’s financial condition. As of June 27, 2025 and June 28, 2024, net accounts receivable were $1.49 billion and $1.23 billion, respectively, and reserves for potential credit losses were not material. As of June 27, 2025, three customers accounted for 20%, 19%, and 12%, respectively, of the Company’s net accounts receivable and as of June 28, 2024, one customer accounted for 23% of the Company’s net accounts receivable.

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 5.    Supplemental Financial Statement Data

Accounts receivable, net

From time to time, in connection with factoring agreements, the Company sells trade accounts receivable without recourse to third-party purchasers in exchange for cash. In 2025, the Company sold no trade accounts receivable. In 2024 and 2023, the Company sold trade accounts receivable aggregating to $284 million and $406 million, respectively. The discounts on the trade accounts receivable sold during the periods were not material and were recorded within Other income (expense), net in the Consolidated Statements of Operations. As of June 27, 2025 and June 28, 2024, no factored receivables were outstanding.

Inventories

	June 27, 2025	June 28, 2024
	(in millions)
Inventories:
Raw materials and component parts	$227	$329
Work-in-process	785	829
Finished goods	279	229
Total inventories	$1,291	$1,387

Property, plant and equipment, net

	June 27, 2025	June 28, 2024
	(in millions)
Property, plant and equipment:
Land and improvements	$225	$225
Buildings and improvements	1,550	1,419
Machinery and equipment	6,488	6,301
Computer equipment and software	257	313
Furniture and fixtures	33	32
Construction-in-process	532	685
Property, plant and equipment, gross	9,085	8,975
Accumulated depreciation	(6,742)	(6,616)
Property, plant and equipment, net	$2,343	$2,359

Depreciation expense for property, plant and equipment totaled $334 million, $347 million and $389 million in 2025, 2024 and 2023, respectively.

Other intangible assets, net

The Company has acquired IPR&D for projects in progress that had not yet reached technological feasibility at the time of acquisition. IPR&D is initially accounted for as an indefinite-lived intangible asset at the time of acquisition. Once a project reaches technological feasibility, the Company reclassifies the balance to existing technology and begins to amortize the intangible asset over its estimated useful life. As of both June 27, 2025 and June 28, 2024, Other non-current assets included $72 million of IPR&D. During 2025, 2024 and 2023, the Company did not record any impairment charges related to IPR&D.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Non-current assets

	June 27, 2025	June 28, 2024
	(in millions)
Non-current assets:
Deferred tax assets	$1,007	$225
Other non-current assets	477	612
Total non-current assets	$1,484	$837

Product warranty liability

Changes in the warranty accrual were as follows:

	2025	2024	2023
	(in millions)
Warranty accrual, beginning of period	$142	$202	$293
Charges to operations	99	79	76
Utilization	(83)	(119)	(143)
Changes in estimate related to pre-existing warranties	(6)	(20)	(24)
Warranty accrual, end of period	$152	$142	$202

The current portion of the warranty accrual is classified in Accrued expenses and the long-term portion is classified in Other liabilities as noted below:

	June 27, 2025	June 28, 2024
	(in millions)
Warranty accrual:
Current portion (included in Accrued expenses)	$57	$9
Long-term portion (included in Other liabilities)	95	133
Total warranty accrual	$152	$142

Other liabilities

	June 27, 2025	June 28, 2024
	(in millions)
Other liabilities:
Non-current net tax payable	$—	$200
Non-current portion of unrecognized tax benefits	163	443
Other non-current liabilities	396	359
Total other liabilities	$559	$1,002

Goodwill

Management performed its annual goodwill impairment assessment as of the first day of its fourth quarter ended June 27, 2025 and concluded there were no impairment indicators as of June 27, 2025. The Company also did not incur any impairment charges for 2025, 2024 or 2023. The carrying amount of goodwill was $4.32 billion as of both June 27, 2025 and June 28, 2024.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss), net of tax, refers to expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income. The following table illustrates the changes in the balances of each component of Accumulated other comprehensive income (loss):

	Actuarial Pension Gains (Losses)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivative Contracts	Total Accumulated Comprehensive Income (Loss)
	(in millions)
Balance at June 30, 2023	$(2)	$(389)	$(157)	$(548)
Other comprehensive income (loss) before reclassifications	23	(115)	(331)	(423)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	244	244
Income tax benefit (expense) related to items of other comprehensive income (loss)	(7)	(1)	23	15
Net current-period other comprehensive income (loss)	16	(116)	(64)	(164)
Balance at June 28, 2024	14	(505)	(221)	(712)
Other comprehensive income before reclassifications	3	45	31	79
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	149	149
Income tax expense related to items of other comprehensive income	(1)	—	(41)	(42)
Net current-period other comprehensive income	2	45	139	186
Distribution in connection with the Separation	—	458	88	546
Balance at June 27, 2025	$16	$(2)	$6	$20

During 2025 and 2024, the amounts reclassified out of Accumulated other comprehensive income (loss) included losses of $149 million and $244 million, respectively, related to foreign exchange contracts.

As of June 27, 2025, all existing net losses related to cash flow hedges recorded in Accumulated other comprehensive income (loss) are expected to be reclassified to earnings within the next twelve months.

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

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 27, 2025 and June 28, 2024, and indicate the fair value hierarchy of the valuation techniques utilized to determine such values:

	June 27, 2025
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Retained interest in Sandisk	$354	$—	$—	$354
Cash equivalents – Money market funds	285	—	—	285
Foreign exchange contracts	—	10	—	10
Total assets at fair value	$639	$10	$—	$649
Liabilities:
Foreign exchange contracts	$—	$4	$—	$4
Total liabilities at fair value	$—	$4	$—	$4

	June 28, 2024
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents – Money market funds	$388	$—	$—	$388
Foreign exchange contracts	—	1	—	1
Total assets at fair value	$388	$1	$—	$389
Liabilities:
Foreign exchange contracts	$—	$18	$—	$18
Total liabilities at fair value	$—	$18	$—	$18

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Retained Interest in Sandisk. The Company retained 28.8 million shares of Sandisk at the Separation. These shares are valued based on quoted market prices. As discussed in Note 8, Debt, the Company exchanged 21.3 million shares of Sandisk to settle a portion of the Company’s Term Loan A-3. As of June 27, 2025, the Company still held 7.5 million shares of Sandisk.

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

During 2025 and 2024, the Company had no transfers of financial assets and liabilities between levels and there were no changes in valuation techniques and the inputs used in the fair value measurement.

Financial Instruments Not Carried at Fair Value

The following table contains the related carrying value (which includes principal adjusted for any unamortized issuance costs, and discounts or premiums) and fair value (which is based on quoted market prices) for each of the Company’s outstanding financial instruments. Each of the financial instruments presented below was categorized as Level 2 for all periods presented, based on the frequency of trading immediately prior to the end of the fourth quarter of 2025 and the fourth quarter of 2024, respectively.

	June 27, 2025		June 28, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
4.75% senior unsecured notes due 2026	$500	$499	$2,296	$2,253
Variable interest rate Term Loan A-2 maturing 2027	—	—	2,578	2,539
Variable interest rate Term Loan A-3 maturing 2027	1,642	1,655	—	—
3.00% convertible notes due 2028	1,575	2,849	1,568	2,556
2.85% senior notes due 2029	498	463	496	434
3.10% senior notes due 2032	496	442	496	407
Total	$4,711	$5,908	$7,434	$8,189

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 7.    Derivative Instruments and Hedging Activities

As of June 27, 2025, the Company had outstanding foreign exchange forward contracts that were designated as either cash flow hedges or non-designated hedges. All of the contract maturity dates of these foreign exchange forward contracts are 12 months or less. As of June 27, 2025, the Company did not have any derivative contracts with credit risk related contingent features.

Changes in fair values of the non-designated foreign exchange contracts are recognized in Other income (expense), net and are largely offset by corresponding changes in the fair values of the foreign-currency denominated monetary assets and liabilities. For each of 2025, 2024 and 2023, total net realized and unrealized transaction and foreign exchange contract currency gains and losses were not material to the Company’s Consolidated Financial Statements.

Unrealized gains or losses on designated cash flow hedges are recognized in Accumulated other comprehensive income (loss). For more information regarding cash flow hedges, see Note 5, Supplemental Financial Statement Data – Accumulated other comprehensive income (loss).

Netting Arrangements

Under certain provisions and conditions within agreements with counterparties to the Company’s foreign exchange forward contracts, subject to applicable requirements, the Company has the right of offset associated with the Company’s foreign exchange forward contracts and is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. As of June 27, 2025 and June 28, 2024, the effect of rights of offset was not material and the Company did not offset or net the fair value amounts of derivative instruments in its Consolidated Balance Sheets.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 8.    Debt

Debt consisted of the following:

	June 27, 2025	June 28, 2024
	(in millions)
4.75% senior unsecured notes due 2026	$500	$2,300
Variable interest rate Term Loan A-2 maturing 2027	—	2,588
Variable interest rate Term Loan A-3 maturing 2027	1,649	—
3.00% convertible notes due 2028	1,600	1,600
2.85% senior notes due 2029	500	500
3.10% senior notes due 2032	500	500
Total debt	4,749	7,488
Issuance costs	(38)	(54)
Subtotal	4,711	7,434
Less: current portion of long-term debt	(2,226)	(1,750)
Long-term debt	$2,485	$5,684

Revolving Credit Facility and Term Loans

On February 20, 2025, the Company entered into a fourth amendment to the loan agreement governing the Company’s revolving credit facility maturing in January 2027 (the “2027 Revolving Credit Facility”) and Term Loan Facility (as defined below), dated as of January 7, 2022 (as amended, the “Loan Agreement”) that, among other changes, (a) permitted the Separation, (b) provided for the automatic release, in connection with the Separation, of guarantees and liens on collateral provided by Sandisk and Sandisk Technologies, Inc. under the Loan Agreement, (c) provided for the issuance of a new $2.51 billion Term Loan A-3 maturing in January 2027 (the “Term Loan A-3”) in a noncash exchange to replace the Company’s previously existing Term Loan A-2 (the “Term Loan A-2” and, together with the Term Loan A-3, the “Term Loan Facility”), (d) facilitated the exchange of Sandisk shares retained at the Separation to settle a portion of the Term Loan A-3 in connection with the Sandisk retained interest, and (e) in connection with the Separation, reduced the aggregate commitments under the 2027 Revolving Credit Facility from $2.25 billion to $1.25 billion. In June 2025, the Company settled $800 million of the Term Loan A-3 principal amount, through a non-cash exchange of 21.3 million shares of Sandisk common stock held by the Company, and a $4 million cash payment, resulting in a loss on extinguishment of debt of $100 million.

During the year ended June 27, 2025, the Company also made principal repayments aggregating to $138 million on its Term Loan Facility. As of June 27, 2025, the remaining balance of Term Loan A-3 amortizes in quarterly installments of $31 million per quarter beginning with the quarter ending October 3, 2025, and the remaining balance is payable at maturity on January 7, 2027. Issuance costs for the Term Loan Facility are amortized to Interest expense over its term and unamortized costs were $7 million as of June 27, 2025.

The Term Loan A-3 Loan bears interest, at the Company’s option, at a per annum rate equal to either (x) the Adjusted Term SOFR (as defined in the Loan Agreement) plus an applicable margin varying from 1.125% to 2.000% or (y) a base rate plus an applicable margin varying from 0.125% to 1.000%, in each case depending on the corporate family ratings of the Company from at least two of the Credit Rating Agencies (as defined in the Loan Agreement), with an initial interest rate of Adjusted Term SOFR plus 1.500%. The all-in interest rate for Term Loan A-3 as of June 27, 2025 was 5.918%.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During the year ended June 27, 2025, the Company drew and repaid $150 million principal amount under its $1.25 billion 2027 Revolving Facility. Loans under the 2027 Revolving Facility bear interest at a per annum rate, at the Company’s option, equal to either (x) the Adjusted Term SOFR Rate (as defined in the Loan Agreement) plus an applicable margin varying from 1.125% to 2.000% or (y) a base rate plus an applicable margin varying from 0.125% to 1.000%, in each case depending on the corporate family ratings of the Company from at least two of the Credit Rating Agencies, with an interest rate of Adjusted Term SOFR plus 1.375%. The Company is also required to pay an unused commitment fee on the 2027 Revolving Facility ranging from 0.120% to 0.350% based on the corporate family ratings of the Company from at least two of the Credit Rating Agencies, with an initial unused commitment fee of 0.200%.

As of June 27, 2025, the Company had an insignificant amount of issued standby letters of credit.

The Loan Agreement governing the 2027 Revolving Credit Facility and the term loan facility requires the Company to maintain a ratio (“Leverage Ratio”) of total funded debt to Consolidated Adjusted EBITDA (as defined in the Loan Agreement) below a maximum, at the end of each quarter, which was 3.75 times through June 27, 2025 and will be 3.25 times thereafter. As of June 27, 2025, the Company was in compliance with all financial covenants under the Loan Agreement.

The Loan Agreement also requires the Company to comply with customary covenants that include, among others, limitations on the incurrence of additional debt, liens on property, acquisitions and investments, loans and guarantees, mergers, consolidations, liquidations and dissolution, asset sales, dividends and distribution, and other payments in respect of the Company’s capital stock, prepayments of certain debt, transactions with affiliates and certain modifications of organizational documents and certain debt agreements.

Senior Notes

In February 2018, the Company issued $2.30 billion aggregate principal amount of senior unsecured notes due February 15, 2026 (the “2026 Senior Unsecured Notes”). The 2026 Senior Unsecured Notes bear interest at an annual rate of 4.750% with interest payable on February 15 and August 15 of each year. The Company is not required to make principal payments on the 2026 Senior Unsecured Notes prior to the maturity date. In April 2025 however, the Company redeemed, at its election, $1.80 billion aggregate principal amount of its 2026 Unsecured Notes at par plus accrued interest.

On November 3, 2023, the Company issued $1.60 billion aggregate principal amount of convertible senior notes which bear interest at an annual rate of 3.00% and mature on November 15, 2028, unless earlier repurchased, redeemed or converted (the “2028 Convertible Notes”). The Company is not required to make principal payments on the 2028 Convertible Notes prior to the maturity date. The 2028 Convertible Notes are guaranteed by Western Digital Technologies, Inc., the Company’s wholly-owned subsidiary that also guarantees the 2026 Senior Unsecured Notes.

The 2028 Convertible Notes are convertible at the option of any holder beginning on August 15, 2028, at a conversion price of approximately $37.82 per share of common stock (which conversion price has been adjusted from its original conversion price of approximately $52.20 in accordance with the Indenture, as a result of the Separation and dividends paid on the Company’s common stock). Prior to August 15, 2028, if the trading price of the Company’s common stock remains above 130% of the conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading-day period prior to the end of a calendar quarter, holders of the 2028 Convertible Notes would have the right to convert the 2028 Convertible Notes during the next succeeding calendar quarter. The 2028 Convertible Notes are also convertible prior to August 15, 2028 upon the occurrence of certain corporate events. Upon any conversion of the 2028 Convertible Notes, the Company will pay cash for the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination thereof, at the Company’s election, in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of the notes being converted. On or after November 15, 2026, the Company may redeem for cash, at par plus accrued interest, all or any portion of the 2028 Convertible Notes, at its option, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 10 trading days during any 20 consecutive trading day period immediately preceding the date of the Company’s redemption notice.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During the calendar quarter ended June 30, 2025, the sale price conditional conversion feature of the 2028 Convertible Notes was triggered. As a result, the holders of the 2028 Convertible Notes have the right to convert the 2028 Convertible Notes during the next succeeding calendar quarter, through September 30, 2025, at which point the common stock price will be re-evaluated to determine whether the 2028 Convertible Notes will continue to be convertible in the subsequent calendar quarter. The Company has classified the 2028 Convertible Notes as current liabilities in the Company’s Consolidated Financial Statements as of June 27, 2025.

Net proceeds from the 2028 Convertible Notes were approximately $1.56 billion after deducting issuance costs of approximately $37 million. Debt issuance costs are amortized to interest expense over the term of the 2028 Convertible Notes. As of June 27, 2025, issuance costs of $25 million remained unamortized.

In connection with the issuance of the 2028 Convertible Notes, the Company also entered into privately negotiated capped call transactions with certain counterparties (the “Capped Calls”). The Capped Calls each have a strike price of approximately $37.82 per share, which has been adjusted from its original strike price of approximately $52.20, in accordance with the terms of the agreements, and corresponds to the current conversion price of the 2028 Convertible Notes. The Capped Calls are subject to the same adjustments applicable to the conversion price of the convertible notes, which the Company expects will result in adjusted cap prices of approximately $50.53 per share, subject to certain adjustments. The Capped Calls are generally intended to reduce or offset the potential dilution to the Company’s common stock upon any conversion of the 2028 Convertible Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. If the market price per share of the Company’s common stock, as measured under the terms of the Capped Calls, exceeds the cap prices of the Capped Calls, there would not be an offset for the excess. The Capped Calls are separate transactions and not part of the terms of the 2028 Convertible Notes. As these transactions met certain accounting criteria, the Capped Calls were recorded in shareholders’ equity and are not accounted for as derivatives. The cost of the Capped Calls of $155 million, net of $37 million in deferred tax assets, was recorded as a decrease to Additional paid-in capital on the Company’s Consolidated Balance Sheets.

In December 2021, the Company issued $500 million aggregate principal amount of 2.850% senior notes due February 1, 2029 (the “2029 Senior Notes”) and issued $500 million aggregate principal amount of 3.100% senior notes due February 1, 2032 (the “2032 Senior Notes”), pursuant to the terms of an indenture, dated as of December 10, 2021 (the “Base Indenture”) between the Company and U.S. Bank National Association, as trustee (the “Senior Notes Trustee”), as supplemented by the first supplemental indenture dated as of December 10, 2021 (the “Senior Notes First Supplemental Indenture”) between the Company and the Senior Notes Trustee. As used herein, “Indenture” means the Base Indenture, as supplemented by the Senior Notes First Supplemental Indenture. Interest for both the 2029 Senior Notes and 2032 Senior Notes is payable on February 1 and August 1 of each year. The Company is not required to make principal payments on either the 2029 Senior Notes or 2032 Senior Notes prior to their maturity dates.

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

Collateral and Restrictive Covenants

Under the terms of the Loan Agreement, the 2027 Revolving Facility and Term Loan Facility (together, the “Credit Facilities”) are unconditionally guaranteed by Western Digital Technologies, Inc. (the “Guarantor”) and are secured on a first-priority basis (subject to permitted liens) by a lien on substantially all assets and properties of the Company and the Guarantor (the “Collateral”), subject to certain exceptions. Furthermore, under the terms of the applicable indentures, the obligations under the Company’s 2.850% Senior Notes due 2029 and 3.100% Senior Notes due 2032 have been secured by the Collateral on an equal and ratable basis to the obligations under the Credit Facilities, and the obligations under the Company’s 2026 Senior Unsecured Notes have been guaranteed by the Guarantor pursuant to the First Supplemental Indenture dated as of June 20, 2023 and the Second Supplemental Indenture dated as of April 26, 2024 (the “2026 Senior Notes Supplemental Indentures”).

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

Maturity of Debt

As of June 27, 2025, the Company is subject to required principal payment or earlier conversion, at the option of the holder, as follows:

Contractual Maturity (1)
(in millions)
Fiscal year:
2026	$2,226
2027	1,523
2028	—
2029	500
2030	—
2031 and thereafter	500
Total debt maturities	4,749
Issuance costs	(38)
Net carrying value	$4,711

(1)    As of June 30, 2025, the holders of the 2028 Convertible Notes will have the option to convert the notes from July 1, 2025 through September 30, 2025. As such, the principal portion of these notes is reflected as current in the table above.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 9.    Pension and Other Post-Retirement Benefit Plans

The Company has pension and other post-retirement benefit plans in various countries. The Company’s principal pension plans are in Japan, Thailand, and the Philippines (the “Pension Plans”). All other pension and other post-retirement benefit plans are immaterial to the Consolidated Financial Statements. The expected long-term rate of return on the Pension Plans’ assets is 2.5%.

Obligations and Funded Status

The following table presents the changes in unfunded status of the benefit obligations for the Pension Plans:

	2025	2024	2023
	(in millions)
Change in benefit obligation:
Projected benefit obligation at beginning of period	$244	$273	$294
Service cost	9	9	14
Interest cost	7	6	6
Plan amendments	—	—	—
Actuarial gain	(6)	(17)	(6)
Benefits paid	(8)	(7)	(8)
Settlement/curtailment	—	2	(15)
Other	—	—	—
Non-U.S. currency movement	26	(22)	(12)
Projected benefit obligation at end of period	272	244	273
Change in plan assets:
Fair value of plan assets at beginning of period	184	185	189
Actual return on plan assets	3	12	7
Employer contributions	6	13	9
Benefits paid	(8)	(7)	(8)
Non-U.S. currency movement	19	(19)	(12)
Fair value of plan assets at end of period	204	184	185
Unfunded status	$68	$60	$88

The following table presents the unfunded amounts related to the Pension Plans as recognized on the Company’s Consolidated Balance Sheets:

	June 27, 2025	June 28, 2024
	(in millions)
Current liabilities	$1	$1
Non-current liabilities	67	59
Net amount recognized	$68	$60

The accumulated benefit obligation for the Pension Plans was $272 million at June 27, 2025. As of June 27, 2025, the accumulated other income pension balance was $27 million. There were no material prior service credits for the Pension Plans recognized in Accumulated other comprehensive income (loss) in the Consolidated Balance Sheet as of June 27, 2025.

Net periodic benefit costs were not material for 2025, 2024 and 2023.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Assumptions

Weighted-Average Assumptions

The weighted-average actuarial assumptions used to determine the projected benefit obligations for the Pension Plans were as follows:

	2025	2024	2023
Discount rate	2.9%	3.0%	2.2%
Rate of compensation increase	2.7%	2.7%	2.4%

The weighted-average actuarial assumptions used to determine benefit costs for the Pension Plans were as follows:

	2025	2024	2023
Discount rate	3.0%	2.2%	2.3%
Expected long-term rate of return on plan assets	2.5%	2.5%	2.5%
Rate of compensation increase	2.7%	2.4%	2.3%

The Company develops a discount rate by calculating when the estimated benefit payments will be due. Management then matches the benefit payments to high quality bonds which match the timing of the expected benefit payments to determine the appropriate discount rate.

The Company develops the expected long-term rate of return on plan assets by analyzing rates of return in each plan as well as the investment portfolio applicable to the plan depending on each plan’s economic environment. The Company’s estimates of future rates of return on assets is based in large part on the projected rate of return from the respective investment managers using a long-term view of historical returns, as well as actuarial recommendations using the most current generational and mortality tables and rates. As of June 27, 2025, the Pension Plans’ assets materially consisted of plan assets related to the Japan pension plan and, as such, the assumption used herein is primarily related to the Japan pension plan.

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fair Value Measurements

The following tables present the Pension Plans’ major asset categories and their associated fair values and net asset values as of June 27, 2025 and June 28, 2024:

	June 27, 2025
	Level 1	Level 2	Level 3	Total
	(in millions)
Plan assets measured at fair value:
Equity:
Equity commingled/mutual funds(1)(2)	$—	$66	$—	$66
Fixed income:
Fixed income commingled/mutual funds(1)(3)	—	110	—	110
Net plan assets subject to leveling	—	176	—	176
Real estate investment trust at net asset value	—	—	—	28
Total investments at fair value	$—	$176	$—	$204

	June 28, 2024
	Level 1	Level 2	Level 3	Total
	(in millions)
Plan assets measured at fair value:
Equity:
Equity commingled/mutual funds(1)(2)	$—	$58	$—	$58
Fixed income:
Fixed income commingled/mutual funds(1)(3)	—	99	—	99
Net plan assets subject to leveling	—	157	—	157
Real estate investment trust at net asset value	—	—	—	27
Total investments at fair value	$—	$157	$—	$184

(1)    Commingled funds represent pooled institutional investments.
(2)    Equity mutual funds invest primarily in equity securities.
(3)    Fixed income mutual funds invest primarily in fixed income securities.

There were no significant movements of assets between any level categories in 2025 or 2024.

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

Cash equivalents include money market accounts that are valued at their cost plus interest on a daily basis, which approximates fair value. Short-term investments represent securities with original maturities of one year or less. These assets are classified as either Level 1 or Level 2.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Flows

The Company’s expected employer contributions for 2026 and annual benefit payments over the next five years for its Pension Plans are not expected to be material.

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

The following table presents right-of-use lease assets and lease liabilities included in the Company’s Consolidated Balance Sheets:

	June 27, 2025	June 28, 2024
	(in millions)
Operating lease right-of-use assets (included in Other non-current assets)	$123	$143

Operating lease liabilities:
Current portion of long-term operating lease liabilities (included in Accrued expenses)	31	28
Long-term operating lease liabilities (included in Other liabilities)	110	133
Total operating lease liabilities	$141	$161

The following table summarizes supplemental disclosures of operating cost and cash flow information related to operating leases:

	2025	2024	2023
	(in millions)
Cost of operating leases	$33	$41	$49
Cash paid for operating leases	36	44	43
Operating lease assets obtained in exchange for operating lease liabilities	18	10	11

The weighted average remaining lease term and discount rate for the Company’s operating leases were as follows:

	June 27, 2025	June 28, 2024
Weighted average remaining lease term in years	6.1	6.6
Weighted average discount rate	5.0%	5.0%

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of June 27, 2025, minimum lease payments were as follows:

Lease Amounts
(in millions)
2026	$36
2027	30
2028	23
2029	18
2030	12
Thereafter	46
Total future minimum lease payments	165
Less: imputed interest	24
Present value of lease liabilities	$141

Purchase Agreements and Other Commitments

In the normal course of business, the Company enters into purchase orders with suppliers for the purchase of components used to manufacture its products. These purchase orders generally cover forecasted component supplies needed for production during the next quarter, are recorded as a liability upon receipt of the components, and generally may be changed or canceled at any time prior to shipment of the components. The Company also enters into long-term agreements with suppliers that contain fixed future commitments, which are contingent on certain conditions such as performance, quality and technology of the vendor’s components. As of June 27, 2025, the Company had the following minimum long-term commitments:

Long-term Commitments
(in millions)
2026	$50
2027	26
Total	$76

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 11.    Western Digital Corporation 401(k) Plan

The Company maintains the Western Digital Corporation 401(k) Plan (the “Plan”). The Plan covers substantially all U.S. employees, subject to certain eligibility requirements. Eligible employees receive employer matching contributions immediately upon hire. Eligible employees do not include individuals that are covered by a collective bargaining agreement, provide services as a consultant, interns, independent contractors, leased or temporary employees, or who otherwise are not treated as common-law employees.

Eligible employees are able to contribute up to 85% of their eligible compensation on a combined pre-tax and Roth basis regardless of age, and 10% of their eligible compensation on an after-tax basis, all subject to U.S. Internal Revenue Service (“IRS”) limitations. The Company may make a basic matching contribution equal to 50% of each eligible participant’s contribution that does not exceed 6% of the eligible participant’s annual compensation in the year of contribution. Furthermore, the Company’s employer matching contributions vest immediately. Contributions, including the Company’s matching contribution to the Plan, are recorded as soon as administratively possible after the Company makes payroll deductions from Plan participants.

Effective February 18, 2023, the Company announced its decision to suspend its previous practice of matching contributions. The Company later resumed matching contributions effective January 1, 2024.

For 2025, 2024 and 2023, the Company made Plan contributions of $22 million, $8 million and $13 million, respectively.

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

As of June 27, 2025, the maximum number of shares of the Company’s common stock that was authorized for award grants under the 2021 Plan was 34.8 million shares. The 2021 Plan will terminate on November 22, 2031, unless terminated earlier by the Company’s Board of Directors.

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

During 2025, 2024 and 2023, the Company issued 2.0 million, 2.4 million and 2.7 million shares, respectively, under the ESPP for aggregate purchase amounts of $77 million, $81 million and $92 million, respectively.

To the extent available, the Company may issue shares out of treasury stock upon the vesting of awards, the exercise of employee stock options and the purchase of shares pursuant to the ESPP.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock-based Compensation Expense

In connection with the Separation (as discussed in Note 3, Discontinued Operations), on February 21, 2025, all outstanding stock-based compensation awards associated with continuing Western Digital employees were adjusted with the intent to preserve the intrinsic value of each award immediately before and after the Separation. The adjustments were determined using a ratio calculated based on the closing price of the Company’s common stock immediately before the Separation and the average of the closing price on each of the first five days of trading after the Separation. In addition, for PSUs, the conditions related to the Company’s performance for the 2025 measurement period were modified and fixed at target. The remaining terms of the outstanding awards are unchanged and any unvested stock awards will continue to vest over the original vesting periods. An incremental value of approximately $40 million resulting from the adjustment of the unvested awards will be recognized ratably over the remaining service periods. Upon the Separation, approximately 3.1 million unvested stock-based compensation awards were retained by Sandisk employees and will vest upon completion of any remaining service period with Sandisk and approximately 3.5 million awards were cancelled from the Company’s incentive plans.

The following tables present the Company’s stock-based compensation for equity-settled awards by type and financial statement line items as well as the related tax benefit included in the Company’s Consolidated Statements of Operations:

	2025	2024	2023
	(in millions)
RSUs and PSUs	$151	$182	$201
ESPP	16	20	11
Total	$167	$202	$212

	2025	2024	2023
	(in millions)
Cost of revenue	$34	$36	$35
Research and development	73	65	70
Selling, general and administrative	60	101	107
Subtotal	167	202	212
Tax benefit	(23)	(30)	(29)
Total	$144	$172	$183

Any shortfalls or excess windfall tax benefits related to the vesting and exercise of stock-based awards, which are recognized as a component of the Company’s Income tax expense, were not material for the periods presented.

Compensation costs related to unvested RSUs, PSUs and rights to purchase shares of common stock under the ESPP will generally be amortized on a straight-line basis over the remaining average service period. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of June 27, 2025:

	Unamortized Compensation Costs	Weighted Average Service Period
	(in millions)	(years)
RSUs and PSUs (1)	$245	2.1
ESPP	23	1.4
Total unamortized compensation cost	$268

(1)    Weighted average service period assumes the performance conditions are met for the PSUs.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Plan Activities

Stock Options

No options were granted or exercised in 2025, 2024 or 2023. As of June 27, 2025, there were no remaining outstanding options.

RSUs and PSUs

The following table summarizes RSU and PSU activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value at Vest Date
	(in millions)		(in millions)
RSUs and PSUs outstanding at July 1, 2022	15.4	$52.89
Granted	6.6	41.27
Vested	(6.6)	54.05	$274
Forfeited	(1.6)	54.56
RSUs and PSUs outstanding at June 30, 2023	13.8	46.56
Granted	6.6	42.29
Vested	(5.8)	48.26	$297
Forfeited	(1.6)	45.62
RSUs and PSUs outstanding at June 28, 2024	13.0	44.42
Granted	5.5	40.99
Vested	(6.5)	41.08	$379
Forfeited	(1.4)	50.91
Share conversion due to Separation	2.6	52.15
Awards cancelled due to Separation	(3.5)	52.32
RSUs and PSUs outstanding at June 27, 2025	9.7	$33.56

RSUs and PSUs are generally settled in an equal number of shares of the Company’s common stock at the time of vesting of the units.

Fair Value Valuation Assumptions

RSU and PSU Grants

The fair value of the Company’s RSU and PSU awards is determined based upon the closing price of the Company’s stock price on the date of grant. The fair value of PSU awards with a market condition is estimated using a Monte Carlo simulation model on the date of grant.

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The fair values of ESPP purchase rights have been estimated at the date of grant using a Black-Scholes-Merton option pricing model with the following weighted average assumptions:

	2025	2024	2023
Weighted-average expected term (in years)	1.16	1.25	1.25
Risk-free interest rate	4.19%	4.93%	4.52%
Stock price volatility	0.39	0.39	0.46
Dividend yield	0.01%	—%	—%
Fair value	$13.32	$15.08	$9.70

Convertible Preferred Stock

On January 31, 2023, the Board of Directors of the Company authorized the designation of 900,000 shares of Series A Convertible Perpetual Preferred Stock, par value $0.01 per share (the “Preferred Shares”) from the Company’s existing five million authorized but unissued shares of preferred stock and issued the Preferred Shares through a private placement for an aggregate purchase price of $900 million, less issuance costs of $24 million. During the year ended June 28, 2024, 665,000 of the Preferred Shares were converted into approximately 15 million shares of common stock in accordance with the original terms of the Preferred Shares. As of both June 27, 2025 and June 28, 2024, 235,000 Preferred Shares were outstanding.

Preferred dividend provisions

The Preferred Shares have an initial stated value of $1,000 per share and accrue a cumulative preferred dividend at an annual rate of 6.25% per annum (increasing to 7.25% per annum on January 31, 2030 and to 8.25% per annum on January 31, 2033) compounded on a quarterly basis. Such dividends are payable on a quarterly basis in cash or in-kind through an increase to the stated value. Dividends in-kind were declared from the date of issuance of the Preferred Shares through December 31, 2024. Preferred dividends in cash of $8 million were declared and paid in 2025. The Preferred Shares also participate in any dividends declared for common shareholders on an as-converted equivalent basis. As of June 27, 2025 and June 28, 2024, accumulated dividends in-kind were $30 million and $22 million, respectively.

Conversion rights

The Preferred Shares are convertible into shares of the Company’s common stock at a conversion rate of approximately $35.51 per share (the “Conversion Price”). The conversion rate was adjusted from the initial conversion rate of $47.75 per share as a result of the Separation, in accordance with the Certificate of Designations for the Preferred Shares, using a ratio of the closing price of the Company’s and Sandisk’s common stock over the first 10 trading days after the Separation. This rate is subject to future anti-dilution adjustments and certain other one-time adjustments in the event of various specified spin-off-related transactions. This Conversion Price applies to the total of the stated value of the Preferred Shares plus any cumulative accrued but unpaid dividends (the “Accumulated Stated Value”). In the case of future standalone spin-off transactions, the holders of the Preferred Shares may convert one-third of their Preferred Shares into a similar class of preferred shares of the spin-off entity. The Company may opt to convert the Preferred Shares after January 31, 2026, if the closing price per share of the Company’s common stock exceeds 150% of the Conversion Price for at least 20 out of 30 consecutive trading days immediately before the Company’s conversion notice.

As of June 27, 2025 and June 28, 2024, the Preferred Shares outstanding would have been convertible, if otherwise permitted, into 7 million and 5 million shares of common stock, respectively, based on the conversion rate in effect at each such date.

Redemption

After January 31, 2030, the Company will have the right, but not the obligation, to redeem the Preferred Shares for an amount in cash equal to 110% of the Accumulated Stated Value. Redemption is contingently mandatory in the event of a fundamental change in the business as defined in the designation of the Preferred Shares.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Preferred Shares have been classified as mezzanine equity in the Company’s Consolidated Balance Sheets because, in the event of certain fundamental changes in the business that are not solely within the control of the Company, the Preferred Shares would become redeemable at the option of the holders. The Company did not adjust the carrying values of the Preferred Shares to the current redemption value of such shares since a liquidation event was not probable at any of the balance sheet dates. Subsequent adjustments to increase or decrease the carrying values to the ultimate redemption value will be made only if and when it becomes probable that such a fundamental change in the business will occur.

Voting right

The Preferred Shares will vote, to the extent permitted under the Nasdaq listing rules, on an as-converted equivalent basis along with holders of the Company’s common stock.

Liquidation preference

In the event of any voluntary or involuntary liquidation, holders of the Preferred Shares will be senior to the holders of the Company’s common stock and the liquidation preference is the greater of (i) the sum of an amount in cash equal to 110% of the Accumulated Stated Value plus accrued and unpaid dividends and (ii) the payment that the holders of the Preferred Shares would have received had all the Preferred Shares been converted into common stock immediately prior to such liquidation, before any distributions are made to common shareholders and all other classes of junior capital stock of the Company. As of June 27, 2025 and June 28, 2024, the total aggregate liquidation preference was $265 million and $257 million, respectively.

Share Repurchase Program

On May 9, 2025, the Company’s Board of Directors authorized a share repurchase program for the repurchase of up to $2.0 billion of the Company’s common stock. There is no expiration date for the share repurchase program. For the year ended June 27, 2025, the Company repurchased 2.8 million shares for a total cost of $149 million. The remaining amount available to be repurchased under the Company’s share repurchase program as of June 27, 2025 was $1.85 billion. Repurchases under the share repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Company expects share repurchases to be funded principally by operating cash flows. The amount and timing of share repurchases will depend on market conditions and other corporate considerations. The company may suspend or discontinue the share repurchase program at any time.

Stock Reserved for Issuance

The following table summarizes all common stock reserved for issuance at June 27, 2025:

Number of Shares
(in millions)
Convertible notes	55
Outstanding awards and shares available for award grants	30
Convertible preferred stock	10
ESPP	4
Total	99

Dividends to Common Shareholders

On April 29, 2025, the Company’s Board of Directors authorized the adoption of a quarterly cash dividend program. Under the cash dividend program, holders of the Company’s common stock will receive dividends when and as declared by the Board of Directors. During the year ended June 27, 2025, the Company paid cash dividends of $0.10 per share of its outstanding common stock, totaling $36 million, including payment to holders of the Company’s Series A Preferred Stock in accordance with their participation rights.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Subsequent to year-end, on July 29, 2025, the Board of Directors declared a cash dividend of $0.10 per share of the Company’s common stock, which will be paid on September 18, 2025 to shareholders of record as of the close of business on September 4, 2025.

The Company may modify, suspend, or cancel its cash dividend program in any matter and at any time. The amount of future dividends under the Company’s cash dividend program, and the declaration and payment thereof, will be based upon all relevant factors, including the Company’s financial position, results of operations, cash flows, capital requirements and restrictions under the Company’s Loan Agreement and other financing agreements, and shall be in compliance with applicable law.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 13.    Income Taxes

Income (Loss) Before Taxes

The domestic and foreign components of Income (loss) before taxes were as follows:

	2025	2024	2023
	(in millions)
Foreign	$2,602	$(492)	$(696)
Domestic	(1,472)	(247)	(153)
Income (loss) before taxes	$1,130	$(739)	$(849)

Income Tax Expense (Benefit)

The components of Income tax expense (benefit) were as follows:

	2025	2024	2023
	(in millions)
Current:
Foreign	$213	$77	$27
Domestic - Federal	90	34	28
Domestic - State	(1)	6	(8)
	302	117	47
Deferred:
Foreign	(1)	(8)	10
Domestic - Federal	(773)	(68)	1
Domestic - State	(41)	(15)	(5)
	(815)	(91)	6
Income tax expense (benefit)	$(513)	$26	$53

Previously, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminated the ability to deduct research and development (“R&D”) expenditures in the year incurred, requiring capitalization and amortization under Internal Revenue Code Section 174. On July 4, 2025, the One Big Beautiful Bill Act of 2025 (“OBBBA”) was signed into law, which includes broad tax reform provisions that extend and modify key elements of the TCJA. Notably, the new legislation now allows an option for the immediate expensing of domestic R&D expenditures, beginning with fiscal year 2026. The legislation also includes favorable modifications to international tax provisions, including changes to the Global Intangible Low-Taxed Income regime and enhancements to the Foreign-Derived Intangible Income deduction. Because the OBBBA provisions are not effective for the Company until fiscal year 2026 and the enactment date occurred after the balance sheet date, the tax effects of the OBBBA are not included in the operating results for the fiscal year ended June 27, 2025.

On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law, which contained, among other things, a corporate alternative minimum tax (“CAMT”) of 15% on corporations with three-year average annual adjusted financial statement income (“AFSI”) exceeding $1.00 billion. The CAMT became effective for the Company beginning with fiscal year 2024. The Company was not subject to CAMT in fiscal year 2024 and does not expect to be subject to CAMT for fiscal year 2025 as its average annual AFSI did not exceed $1.00 billion for the preceding three-year period.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
On December 20, 2021, the Organization for Economic Co-operation and Development G20 Inclusive Framework on Base Erosion and Profit Shifting released Model Global Anti-Base Erosion rules under Pillar Two. Several non-U.S. jurisdictions have either enacted legislation or announced their intention to enact future legislation to adopt certain or all components of Pillar Two, also known as Global Minimum Tax (“GMT”), some of which are effective for the Company in fiscal year 2025. For fiscal year 2025, the Company currently expects to be able to meet certain transitional safe harbors and does not expect any material GMT taxes. As most of the jurisdictions in which the Company operates have adopted this legislation for fiscal year 2026, the Company expects there will be increases in the Company’s future tax obligations in these jurisdictions.

Deferred Taxes

Temporary differences and carryforwards, which give rise to a significant portion of deferred tax assets and liabilities were as follows:

	June 27, 2025	June 28, 2024
	(in millions)
Deferred tax assets:
Sales related reserves and accrued expenses not currently deductible	$38	$34
Accrued compensation and benefits not currently deductible	75	75
Net operating loss carryforward	133	134
Business credit carryforward	562	520
Long-lived assets	796	42
Interest and hedging costs not currently deductible	166	187
Other	29	11
Total deferred tax assets	1,799	1,003
Deferred tax liabilities:
Long-lived assets	(40)	(33)
Unremitted earnings of certain non-U.S. entities	(149)	(218)
Other	(12)	—
Total deferred tax liabilities	(201)	(251)
Valuation allowances	(598)	(527)
Deferred tax assets, net	$1,000	$225

The increase in the deferred tax assets is attributable primarily to one-time deferred tax benefits related to the inter-entity asset transfer in conjunction with the Separation and the mandatory capitalization of R&D expenditures. While the OBBBA allows for the immediate expensing of domestic R&D expenditures, these provisions are not effective for Company until fiscal year 2026. As such, the Company is required to capitalize a portion of its R&D expenditures in fiscal year 2025 under the prior law. The change in the deferred tax liabilities is attributable primarily to a remeasurement of the Company’s California taxes associated with its un-remitted earnings of its non-U.S. entities. This change is offset entirely by an equal and offsetting change in the valuation allowance. The Company continues to assess and adjust its valuation allowance based on operating results and market conditions. After weighing both the positive and negative evidence available, including, but not limited to, earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets, the Company determined that it is able to realize its deferred tax assets except for certain loss and credit carryforwards.

The Company is permanently reinvested with respect to certain foreign earnings. There is no unrecognized deferred tax liability associated with the repatriation of these foreign undistributed earnings as it can be achieved without additional federal tax consequences.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Effective Tax Rate

Reconciliation of the U.S. Federal statutory rate to the Company’s effective tax rate is as follows:

	2025	2024	2023
U.S. Federal statutory rate	21%	21%	21%
Tax rate differential on international income	(36)	(22)	(22)
Tax effect of U.S. foreign income inclusion	1	(1)	(1)
Tax effect of U.S. foreign minimum tax	25	(6)	—
Tax effect of U.S. stock-based compensation	(2)	(1)	(1)
Tax effect of non-deductible loss on retained interest in Sandisk	16	—	—
Tax effect of U.S. permanent differences	—	5	(1)
State income tax, net of federal tax	—	2	(1)
Change in valuation allowance	6	(3)	1
Unremitted earnings of certain non-U.S. entities	(2)	(2)	(1)
Foreign income tax credits	(8)	1	—
R&D tax credits	(6)	5	4
U.S. return to provision	1	—	(1)
Tax reserves	1	(3)	(3)
Inter-entity asset transfer	(61)	—	—
Other	(1)	—	(1)
Effective tax rate	(45)%	(4)%	(6)%

The tax rate differentials on international income are comprised primarily of reduced tax rates from the Company tax holidays and tax incentive programs in the Philippines and Thailand in fiscal years 2025 and 2024, and in Malaysia, the Philippines, and Thailand in fiscal 2023.

Tax Holidays and Carryforwards

A substantial portion of the Company’s manufacturing operations in the Philippines and Thailand operate under various tax holidays and tax incentive programs, which will expire in whole or in part at various dates during 2026 through 2033. Certain tax holidays and tax incentive programs may be extended if specific conditions are met. On November 1, 2023, the Company’s tax holiday in Malaysia expired. The Company has applied for an extension and continues to be engaged in active discussions with the Malaysian Investment Development Authority. Because the exact terms of an extension are not currently known, the Company is applying the Malaysia corporate statutory tax rate on its Malaysian income for the full fiscal year. If an extension is granted, the Company will make an adjustment to its effective tax rate in that period.

The direct tax impact of these tax holidays and tax incentives was an increase to the Company’s net earnings by $551 million, or $1.54 per diluted share, $209 million, or $0.64 per diluted share, and $140 million, or $0.44 per diluted share, in 2025, 2024 and 2023, respectively.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of June 27, 2025, the Company had varying amounts of federal and state NOL/tax credit carryforwards that do not expire or, if not used, expire in various years. Following is a summary of the Company’s federal and state NOL/tax credit carryforwards and the related expiration dates of these NOL/tax credit carryforwards:

Jurisdiction	NOL/Tax Credit Carryforward Amount	Expiration
	(in millions)
Federal NOL (Pre 2017 Act Generation)	$563	2026 to 2038
California NOL	348	2040 to 2047
Other State NOL	292	Various
Federal tax credits	89	2027 to 2036
State tax credits	750	No expiration

The federal and state NOLs and credits relating to various acquisitions are subject to limitations under Sections 382 and 383 of the U.S. Internal Revenue Code. The Company expects the total amount of federal and state NOLs ultimately realized will be reduced as a result of these provisions by $116 million and $240 million, respectively. The Company expects the total amount of federal and state credits ultimately realized will be reduced as a result of these provisions by $27 million and $2 million, respectively.

As of June 27, 2025, the Company had varying amounts of foreign NOL carryforwards that do not expire or, if not used, expire in various years, depending on the country. The major jurisdictions that the Company receives foreign NOL carryforwards and the related amounts and expiration dates of these NOL carryforwards are as follows:

Jurisdiction	NOL Carryforward Amount	Expiration
	(in millions)
Malaysia	$69	2029
Japan	42	2026

Uncertain Tax Positions

With the exception of certain unrecognized tax benefits that are directly associated with the tax position taken, unrecognized tax benefits are presented gross in the Consolidated Balance Sheets.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits excluding accrued interest and penalties:

	2025	2024	2023
	(in millions)
Unrecognized tax benefit, beginning balance	$721	$1,021	$1,047
Gross increases related to current year tax positions	11	25	7
Gross increases related to prior year tax positions	26	73	22
Gross decreases related to prior year tax positions	(13)	(32)	(47)
Settlements	(40)	(363)	(5)
Lapse of statute of limitations	(10)	(3)	(3)
Distribution in connection with the Separation	(126)	—	—
Unrecognized tax benefit, ending balance	$569	$721	$1,021

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of June 27, 2025, June 28, 2024 and June 30, 2023, the portion of the gross unrecognized tax benefits, if recognized, that would affect the effective tax rate is $416 million, $555 million and $855 million, respectively. It is the Company’s policy to include interest and penalties related to its gross unrecognized tax benefits as a component of the provision for income taxes. Accrued interest and penalties included in the Company’s liability related to unrecognized tax benefits as of June 27, 2025, June 28, 2024 and June 30, 2023 was $82 million, $181 million and $289 million, respectively. As of June 27, 2025, June 28, 2024 and June 30, 2023, the Company’s payables related to unrecognized tax benefits, including accrued interest and penalties, were $498 million, $736 million and $1.14 billion, respectively. Of these amounts, approximately $332 million, including interest and penalties, could result in potential cash payments to be made within the next twelve months and have been included in Income taxes payable on the Consolidated Balance Sheets as of June 27, 2025. The remaining payables related to unrecognized tax benefits, including accrued interest and penalties, are included in Other liabilities on the Consolidated Balance Sheets as of June 27, 2025 and June 28, 2024.

This potential cash payment is expected to be netted with offsetting favorable tax receivables totaling $148 million, including among other things, a reduction to our mandatory deemed repatriation tax obligations related to the settlement for the years 2008 through 2015, for a potential net cash payment of $184 million. These tax receivables are classified in Other current assets on the Consolidated Balance Sheets as of June 27, 2025.

The Company files U.S. Federal, U.S. state and foreign tax returns. For both federal and state tax returns, with few exceptions, the Company is subject to examination for 2016 through 2024. The Company is no longer subject to examination by the IRS for periods prior to 2016, although carry forwards generated prior to those periods may still be adjusted upon examination by the IRS or state taxing authority if they either have been or will be used in a subsequent period. In the following major foreign jurisdictions where there is no tax holiday, the Company could be subject to examination as noted below:

Jurisdiction	Period Subject to Examination
China (calendar)	2014-2024
India (fiscal)	2017-2024
Japan (fiscal)	2016-2024
Malaysia (fiscal)	2018-2024
Thailand (fiscal)	2014-2024
Singapore (fiscal)	2021-2024
United Kingdom (fiscal)	2023-2024

The Company had previously reached a final agreement with the IRS regarding notices of deficiency with respect to years 2008 through 2012 and in February 2024, the Company also reached a final agreement for resolving the notices of proposed adjustments with respect to years 2013 through 2015. During the year ended June 27, 2025, the Company made payments of $130 million for interest with respect to years 2008 through 2012 and $32 million for tax and interest with respect to years 2013 through 2015, resulting in no remaining liability as of June 27, 2025 related to all years from 2008 through 2015.

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

The Company believes that adequate provision has been made for any adjustments that may result from any other tax examinations. However, the outcome of such tax examinations cannot be predicted with certainty. If any issues addressed in the Company’s tax examinations are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of June 27, 2025, with the exception of the net potential payment of $183 million, it was not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of the Company’s liability for unrecognized tax benefits would most likely result from additional information relating to the examination of the Company’s tax returns.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 14.    Net Income (Loss) Per Common Share

The following table presents the computation of basic and diluted income (loss) per common share:

	2025	2024	2023
	(in millions, except per share data)
Net income (loss) from continuing operations	$1,643	$(765)	$(902)
Less: dividends allocated to preferred shareholders	17	54	24
Less: income attributable to participating securities	28	—	—
Net income (loss) from continuing operations attributable to common shareholders - basic	1,598	(819)	(926)
Net income (loss) from discontinued operations, net of taxes, attributable to common shareholders	242	(33)	(782)
Net income (loss) attributable to common shareholders - basic	$1,840	$(852)	$(1,708)

Net income (loss) from continuing operations attributable to common shareholders - basic	$1,598	$(819)	$(926)
Re-allocation of participating securities considered potentially dilutive securities	1	—	—
Net income (loss) from continuing operations attributable to common shareholders - diluted	1,599	(819)	(926)
Net income (loss) from discontinued operations, net of taxes, attributable to common shareholders	242	(33)	(782)
Net income (loss) attributable to common shareholders - diluted	$1,841	$(852)	$(1,708)

Weighted average shares:
Basic	347	326	318
RSUs, PSUs, ESPP, and the convertible notes	12	—	—
Diluted	359	326	318

Net income (loss) per common share:
Continuing operations - basic	$4.61	$(2.51)	$(2.91)
Discontinued operations - basic	0.70	(0.10)	(2.46)
Net income (loss) per common share - basic	5.31	(2.61)	(5.37)

Continuing operations - diluted	4.45	(2.51)	(2.91)
Discontinued operations - diluted	0.67	(0.10)	(2.46)
Net income (loss) per common share - diluted	5.12	(2.61)	(5.37)

Anti-dilutive potential common shares excluded	—	22	14

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For 2025, based on the Company’s average stock price during the period, an insignificant number of common shares subject to outstanding equity awards were anti-dilutive. For 2024 and 2023, the Company recorded a net loss and all shares subject to outstanding equity awards were excluded from the calculation of diluted shares for the period because their impact would have been anti-dilutive.

Note 15.    Business Realignment Charges

The Company periodically incurs charges to realign its business operations with anticipated market demand, primarily consisting of organization rationalization designed to streamline its business, reduce its cost structure and focus its resources. These actions may result in charges for employee termination benefits or charges from the impairment of intangible assets and other long-lived assets. In this regard, in 2024, the Company reassessed existing capacity development plans and made a decision to cancel certain projects, including projects to expand capacity in its Penang, Malaysia facility, resulting in the impairment of existing construction in progress, other assets and the recognition of a liability for certain contract termination costs. The Company may also periodically record credits related to gains upon ultimate sale of property in connection with these activities.

The Company recorded the following charges related to these actions:

	2025	2024	2023
	(in millions)
Employee termination benefits	$2	$34	$130
Asset impairments	—	146	19
Other charges (gains):
Gain on disposition of assets and other charges	—	—	(8)
Contract termination and other	2	29	5
Recovery of non-cancellable purchase orders	(10)	—	—
Total business realignment charges	$(6)	$209	$146

The following table presents an analysis of the components of these activities against the reserve (included in Accrued expenses) during the year ended June 27, 2025:

	Employee Termination Benefits	Contract Termination and Other	Total
	(in millions)
Accrual balance at June 28, 2024	$—	$28	$28
Charges	2	2	4
Cash payments	(1)	(11)	(12)
Recovery of non-cancellable purchase orders	—	(10)	(10)
Accrual balance at June 27, 2025	$1	$9	$10

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

The Company’s current payment terms with its suppliers under these programs generally range from 60 to 90 days and payment terms that the Company negotiates with its suppliers are not impacted by whether a supplier participates in the program. The Company does not provide any guarantees to any third parties, and no assets are pledged in connection with the arrangements.

The Company’s outstanding payment obligations to vendors eligible to participate under its supplier finance program were $39 million and $37 million as of June 27, 2025 and June 28, 2024, respectively, and are included within Accounts payable on the Company’s Consolidated Balance Sheets with the associated payments reflected in the operating activities section of the Consolidated Statements of Cash Flows. The roll-forward of the Company’s outstanding obligations confirmed as valid under its supplier finance program for the year ended June 27, 2025 is as follows (in millions):

Confirmed obligation outstanding at the beginning of the year	$37
Invoices confirmed during the year	244
Confirmed invoices paid during the year	(242)
Confirmed obligations outstanding at the end of the year	$39

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 17.    Legal Proceedings

Intellectual Property Litigation

On August 26, 2022, MR Technologies, GmbH (“MRT”) filed an action in the United States District Court for the Central District of California (the “Central District Court”) against the Company’s wholly-owned subsidiary, Western Digital Technologies, Inc., alleging infringement of U.S. Patent Nos. 9,978,413, 9,928,864, 11,133,031 and 11,138,997, each of which relate to HDD media. As the case progressed, MRT dropped its claims with respect to U.S. Patent Nos. 9,978,413 and 11,133,031, and the case proceeded to trial in July 2024 on the remaining two patents (together, the “MRT Patents”). The trial concluded on July 26, 2024, and the jury awarded MRT a lump sum of $262 million for use of the MRT Patents in the past and through their remaining lives. MRT also requested and was awarded prejudgment interest totaling $117 million in a judgment entered on August 15, 2024. In addition, MRT requested attorney’s fees and post-judgment interest.

In the fourth quarter of fiscal year 2024, the Company recognized an aggregate liability for this matter of $384 million with $291 million recognized as an Operating expense under Litigation matter for the year ended June 28, 2024 and $93 million recognized as Other non-current assets for the patent licenses, to be amortized over their remaining lives.

Subsequently, in April 2025, pursuant to a confidential agreement, MRT and the Company reached a global settlement of $130 million for all pending legal disputes. The settlement resulted in the dismissal of the MRT matter, as well as a second patent litigation matter MRT filed on August 22, 2024 against the Company. As a result of the settlement, the Company reversed $201 million of previously recorded charges in Operating expense under Litigation matter and $6 million of post-judgment interest previously recorded in Other income (expense), net.

On September 28, 2016, SPEX Technologies, Inc. (“SPEX”) filed a lawsuit in the Central District Court against the Company and two of the Company’s current or former wholly-owned subsidiaries, Western Digital Technologies, Inc. and HGST Inc., alleging infringement of U.S. Patent Nos. 6,088,802 and 6,003,135, both of which allegedly relate to moving a security mechanism (e.g., the encrypting/decrypting mechanism) from a host computer or a separate device to a peripheral device that provides data storage. As the case progressed, SPEX dismissed its allegations relating to U.S. Patent No. 6,003,135 and narrowed its case to one claim related to U.S. Patent No. 6,088,802 and asserted this against certain HDD products that may include certain encryption capabilities. The trial commenced on October 8, 2024, and concluded on October 18, 2024, and the jury awarded SPEX damages of $316 million for the use of one claim related to U.S. Patent No. 6,088,802 in the past, prior to its expiration in 2017. On January 8, 2025, the Court entered judgment for SPEX in accordance with the verdict and also awarded SPEX prejudgment interest of $237 million and legal costs. On June 16, 2025, the Court ruled on the Company’s post-trial motions, finding that SPEX did not present sufficient evidence on which a damages award could be determined and therefore awarded nominal damages of $1. On June 27, 2025, the Court entered an amended judgment awarding SPEX nominal damages of $1 with no prejudgment interest and no legal costs. The Company has appealed the infringement finding, and SPEX has appealed damages-related issues. Based on available appellate arguments, the Company believes a loss is not probable and has not accrued a liability as a result of the jury verdict or the entry of amended judgment in its financial statements as of June 27, 2025.

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 18.    Quarterly Results of Operations (unaudited)

As discussed in Note 1, as a result of the Separation, the historical net income (loss) of Sandisk is reported in the Company’s consolidated financial statements as discontinued operations. The below provides unaudited summarized quarterly financial information on this basis to allow for a meaningful comparison of continuing operations:

	First	Second	Third	Fourth
	(in millions, except per share amounts)
2025
Revenue, net	$2,212	$2,409	$2,294	$2,605
Gross profit	806	907	912	1,067
Net income from continuing operations	153	466	772	252
Net income	493	594	520	282

Net income per common share:
Continuing operations - basic	$0.43	$1.32	$2.17	$0.70
Earnings per common share - basic	1.40	1.68	1.46	0.78
Continuing operations - diluted	0.42	1.28	2.11	0.67
Earnings per common share - diluted	1.35	1.63	1.42	0.75

	First	Second	Third	Fourth
	(in millions, except per share amounts)
2024
Revenue, net	$1,194	$1,367	$1,752	$2,004
Gross profit	244	313	519	697
Net income (loss) from continuing operations	(365)	(146)	(8)	(246)
Net income (loss)	(685)	(287)	135	39

Net income (loss) per common share:
Continuing operations - basic	$(1.18)	$(0.49)	$(0.07)	$(0.77)
Earnings (loss) per common share - basic	(2.17)	(0.92)	0.35	0.08
Continuing operations - diluted	(1.18)	(0.49)	(0.07)	(0.77)
Earnings (loss) per common share - diluted	(2.17)	(0.92)	0.35	0.08

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 27, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.    Other Information

Insider Trading Arrangements

During the quarter ended June 27, 2025, the following officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted trading arrangements for the purchase or sale of securities that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act (“Rule 10b5-1 Plan”):

•Irving Tan, Chief Executive Officer of the Company adopted a Rule 10b5-1 Plan on May 12, 2025. Under this plan, up to an aggregate of 80,000 shares of the Company’s common stock may be sold before the plan expires on May 26, 2026.

•Cynthia Tregillis, Executive Vice President, Chief Legal Officer and Secretary of the Company, adopted a Rule 10b5-1 Plan on May 23, 2025. Under this plan, up to an aggregate of 17,502 shares of the Company’s common stock may be sold before the plan expires on May 26, 2026.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

There is incorporated herein by reference to the information required by this Item included in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission (the “SEC”) no later than 120 days after the close of the year ended June 27, 2025. In addition, our Board of Directors has adopted a Code of Business Ethics that applies to all of our directors, employees and officers, including our Chief Executive Officer and Chief Financial Officer. The current version of the Code of Business Ethics is available on our website under the Corporate Governance section at www.westerndigital.com. To the extent required by rules adopted by the SEC and The Nasdaq Stock Market LLC, we intend to promptly disclose future amendments to certain provisions of the Code of Business Ethics, or waivers of such provisions granted to executive officers and directors, on our website under the Corporate Governance section at www.westerndigital.com.

Item 11.    Executive Compensation

There is incorporated herein by reference to the information required by this Item included in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders, which we intend to file with the SEC no later than 120 days after the close of the year ended June 27, 2025.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is incorporated herein by reference to the information required by this Item included in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders, which we intend to file with the SEC no later than 120 days after the close of the year ended June 27, 2025.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

There is incorporated herein by reference to the information required by this Item included in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders, which we intend to file with the SEC no later than 120 days after the close of the year ended June 27, 2025.

Item 14.    Principal Accountant Fees and Services

There is incorporated herein by reference to the information required by this Item included in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders, which we intend to file with the SEC no later than 120 days after the close of the year ended June 27, 2025.

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
2.1
Separation and Distribution Agreement, dated as of February 21, 2025, by and between Western Digital Corporation and Sandisk Corporation (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by the Company on February 24, 2025)#

3.1
Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by the Company on August 20, 2024)

3.2
Certificate of Designations, Preferences and Rights of Series A Convertible Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on February 1, 2023)

3.3
Amended and Restated Bylaws of Western Digital Corporation, as amended effective as of March 13, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on March 13, 2025)

4.1	Description of Western Digital Corporation’s Capital Stock (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed by the Company on August 20, 2024)
4.2
Indenture (including Form of 4.750% Senior Notes due 2026), dated as of February 13, 2018, among Western Digital Corporation, HGST, Inc., WD Media, LLC, Western Digital (Fremont), LLC and Western Digital Technologies, Inc., as guarantors; and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on February 13, 2018)

4.3
First Supplemental Indenture, dated as of June 20, 2023, by and among Western Digital Technologies, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed by the Company on June 21, 2023)

4.4
Second Supplemental Indenture, dated as of April 26, 2024, between Western Digital Corporation, SanDisk Corporation, SanDisk Technologies, Inc., and U.S. Bank Trust Company, National Association, as successor in interest to U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K filed by the Company on August 20, 2024)

4.5
Indenture, dated as of December 10, 2021, between Western Digital Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on December 10, 2021)

4.6
First Supplemental Indenture (including Form of 2.850% Senior Notes due 2029 and Form of 3.100% Senior Notes due 2032), dated as of December 10, 2021, between Western Digital Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by the Company on December 10, 2021)

4.7
Indenture (including Form of 3.00% Convertible Senior Notes due 2028), dated as of November 3, 2023 (the “Indenture”), among (i) Western Digital Corporation, (ii) Western Digital Technologies, Inc., as guarantor, and (iii) U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K the Securities and Exchange Commission on November 3, 2023)

4.8
First Supplemental Indenture, dated as of April 26, 2024, between (i) Western Digital Corporation, (ii) SanDisk Corporation, (iii) SanDisk Technologies, Inc., and (iv) U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.8 to the Annual Report on Form 10-K filed by the Company on August 20, 2024)

10.1
Restatement Agreement, dated January 7, 2022, by and among Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Company on May 4, 2022)

10.1.1
Amendment No. 1, dated as of December 23, 2022, to the Amended and Restated Loan Agreement, dated as of January 7, 2022, by and among Western Digital Corporation, each lender party thereto, J.P. Morgan Chase Bank, N.A. as Administrative Agent and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on December 23, 2022)

10.1.2
Amendment No. 2, dated as of June 20, 2023, to the Amended and Restated Loan Agreement, dated as of January 7, 2022, by and among Western Digital Corporation, each lender party thereto, J.P. Morgan Chase Bank, N.A. as Administrative Agent and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on June 21, 2023)

10.1.3
Amendment No. 3, dated as of June 11, 2024, to the Amended and Restated Loan Agreement dated as of January 7, 2022, by and among Western Digital Corporation, each lender party thereto, J.P. Morgan Chase Bank, N.A. as Administrative Agent and the other parties thereto (incorporated by reference to Exhibit 10.16(3) to the Annual Report on Form 10-K filed by the Company on August 20, 2024)

10.1.4
Amendment No. 4, dated as of February 20, 2025, to the Amended and Restated Loan Agreement, dated as of January 7, 2022, by and among Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by the Company on February 24, 2025)#

10.1.5
Amendment No. 5, dated as of May 21, 2025, to the Amended and Restated Loan Agreement, dated as of January 7, 2022, by and among Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto†

10.2
Guaranty, dated as of June 20, 2023, by and among Western Digital Corporation, Western Digital Technologies, Inc. and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Company on June 21, 2023)

Exhibit Number	Description
10.2.1
Assumption and Supplement to Guaranty Agreement, dated as of April 26, 2024, made by each of (i) SanDisk Technologies, Inc. and (ii) SanDisk Corporation (incorporated by reference to Exhibit 10.17(1) to the Annual Report on Form 10-K filed by the Company on August 20, 2024)

10.3
Security Agreement, dated as of June 20, 2023, by and among Western Digital Corporation, Western Digital Technologies, Inc and JPMorgan Chase Bank, N.A. as collateral agent (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by the Company on June 21, 2023)

10.3.1
Assumption and Supplemental Security Agreement, dated as of April 26, 2024, from SanDisk Corporation and SanDisk Technologies, Inc. to JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.18(1) to the Annual Report on Form 10-K filed by the Company on August 20, 2024)

10.4	Form of Confirmation for Capped Call Transactions (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on November 3, 2023)
10.5
Amended and Restated Letter Agreement, dated January 31, 2023, by and between Western Digital Corporation and Elliott Investment Management L.P. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Company on February 1, 2023)

10.6
Investment Agreement, dated January 31, 2023, by and among Western Digital Corporation, Elliott Associates, L.P. and Elliott International, L.P. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Company on May 10, 2023)

10.7
Transition Services Agreement, dated as of February 21, 2025, by and between Western Digital Corporation and Sandisk Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on February 24, 2025)#

10.8
Tax Matters Agreement, dated as of February 21, 2025, by and between Western Digital Corporation and Sandisk Corporation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on February 24, 2025)#

10.9
Employee Matters Agreement, dated as of February 21, 2025, by and between Western Digital Corporation and Sandisk Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on February 24, 2025)#

10.10
Intellectual Property Cross-License Agreement, dated as of February 21, 2025, by and between Western Digital Corporation and Sandisk Corporation (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Company on February 24, 2025)#

10.11
Transitional Trademark License Agreement, dated as of February 21, 2025, by and between Western Digital Corporation and Sandisk Corporation (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Company on February 24, 2025)#

10.12
Stockholder’s and Registration Rights Agreement, dated as of February 21, 2025, by and between Western Digital Corporation and Sandisk Corporation (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by the Company on February 24, 2025)#

10.13
Western Digital Corporation Amended and Restated 2017 Performance Incentive Plan, amended and restated as of August 11, 2020 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company on February 9, 2021)**

10.13.1
Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Award Agreement – Vice President and Above, under the Amended and Restated Western Digital Corporation 2017 Performance Incentive Plan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by the Company on February 9, 2021)**

10.14
Western Digital Corporation Amended and Restated 2021 Long-Term Incentive Plan, amended and restated as of May 28, 2025 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed by the Company on June 4, 2025)**

10.14.1
Form of Notice of Grant of Performance Stock Units and Performance Stock Unit Award Agreement under the Western Digital Corporation 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company on November 2, 2022)**

10.14.2
Form of Grant Notice for Performance Stock Unit Award under the Western Digital Corporation 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company on November 7, 2023)**

10.14.3
Form of Grant Notice for Restricted Stock Unit Award – Vice President and Above, under the Western Digital Corporation 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by the Company on February 3, 2022)**

10.14.4
Form of Grant Notice for Restricted Stock Unit Award – Vice President and Above, under the Western Digital Corporation Amended and Restated 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2(3) to the Annual Report on Form 10-K filed by the Company on August 22, 2023)**

10.14.5
Form of Grant Notice for Restricted Stock Unit Award – Vice President and Above, under the Western Digital Corporation Amended and Restated 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company on October 31, 2024)**

Exhibit Number	Description
10.14.6
Western Digital Corporation Amended and Restated 2021 Long-Term Incentive Plan Non-Employee Director Restricted Stock Unit Grant Program, amended and restated as of May 23, 2023 (incorporated by reference to Exhibit 10.2(4) to the Annual Report on Form 10-K filed by the Company on August 22, 2023)**

10.15
Western Digital Corporation Executive Short-Term Incentive Plan (supersedes the Western Digital Corporation Executive Short-Term Incentive Plan dated August 7, 2019), dated February 9, 2021 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10‑Q filed by the Company on May 6, 2021)**

10.16
Western Digital Corporation Amended and Restated 2005 Employee Stock Purchase Plan, amended and restated as of May 28, 2025 (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 filed by the Company on June 4, 2025)**

10.17
Western Digital Corporation Deferred Compensation Plan, amended and restated effective January 1, 2013 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by the Company on November 2, 2012)**

10.17.1
Amendment No. 1, effective December 1, 2024, to the Western Digital Corporation Deferred Compensation Plan, amended and restated effective January 1, 2013 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Company on January 31, 2025)**

10.18
Western Digital Corporation Amended and Restated Change in Control Severance Plan, amended and restated as of March 13, 2025 (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed by the Company on May 2, 2025)**

10.19
Western Digital Corporation Amended and Restated Executive Severance Plan, amended and restated as of May 24, 2021 (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed by the Company on August 27, 2021)**

10.20
Form of Indemnification Agreement for Directors and Officers of Western Digital Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on January 30, 2025)**

10.21	Offer Letter, dated as of February 11, 2025, to Irving Tan (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed by the Company on May 2, 2025)**
10.22	Offer Letter, dated as of May 1 2025, to Kris Sennesael†**
10.23	Amended and Restated Offer Letter, dated as of April 18, 2025, to Ahmed Shihab (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q filed by the Company on May 2, 2025)**
19.1	Policy Regarding Insider Trading and Unauthorized Disclosures (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed by the Company on August 20, 2024)
21	Subsidiaries of Western Digital Corporation†
23	Consent of Independent Registered Public Accounting Firm†
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
97.1	Western Digital Corporation Compensation Recovery (Clawback) Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed by the Company on August 20, 2024)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

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
Dated: August 13, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10‑K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Irving Tan	Chief Executive Officer, Director (Principal Executive Officer)	August 13, 2025
Irving Tan

/s/ Kris Sennesael	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 13, 2025
Kris Sennesael

/s/ Gene Zamiska	Senior Vice President, Global Accounting and Chief Accounting Officer (Principal Accounting Officer)	August 13, 2025
Gene Zamiska

/s/ Martin I. Cole	Chair of the Board	August 13, 2025
Martin I. Cole

/s/ Kimberly E. Alexy	Director	August 13, 2025
Kimberly E. Alexy

/s/ Tunҫ Doluca	Director	August 13, 2025
Tunҫ Doluca

/s/ Bruce Kiddoo	Director	August 13, 2025
Bruce Kiddoo

/s/ Matthew E. Massengill	Director	August 13, 2025
Matthew E. Massengill

/s/ Roxanne Oulman	Director	August 13, 2025
Roxanne Oulman

/s/ Stephanie A. Streeter	Director	August 13, 2025
Stephanie A. Streeter