Form 10-Q
period 2025-10-03
WESTERN DIGITAL CORP
filed 2025-10-31
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2025
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-8703

WESTERN DIGITAL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware			33-0956711
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

5601 Great Oaks Parkway,	San Jose,	California	95119
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (408) 717-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value Per Share	WDC	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of the close of business on October 23, 2025, 341,899,281 shares of common stock, par value $0.01 per share, were outstanding.

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

Western Digital, the Western Digital logo and WD are registered trademarks or trademarks of Western Digital or its affiliates in the United States and other countries. All other trademarks, registered trademarks and service marks, indicated or otherwise, are the property of their respective owners.

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

These forward-looking statements are based on management’s current expectations, represent the most current information available to us as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and other factors that could cause actual results or performance to differ materially from those expressed or implied in the forward-looking statements. These risks and uncertainties include, but are not limited to:

•adverse global or regional economic and social conditions;
•changes in U.S. trade policy and the impact of tariffs or trade restrictions, and our responsive actions thereto;
•dependence on a limited number of suppliers or disruptions in our supply chain;
•risks related to the Separation of Sandisk, our former Flash business, into an independent public company;
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
•our reliance on intellectual property and other proprietary information; and
•the other risks and uncertainties disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 27, 2025 (our “2025 Annual Report on Form 10-K”), as amended, supplemented or superseded in our other reports filed with the Securities and Exchange Commission (“SEC”), including under “Risk Factors” in Item 1A of our subsequent Quarterly Reports on Form 10-Q.

You are urged to carefully review the disclosures we make concerning these risks and review the additional disclosures we make concerning material risks and other factors that may affect the outcome of our forward-looking statements and our business and operating results, including those made in Part I, Item 1A of our 2025 Annual Report on Form 10-K and any of those made in our other reports filed with the SEC, including under “Risk Factors” in Item 1A of subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q that may from time to time amend, supplement or supersede the risks and uncertainties disclosed in our 2025 Annual Report on Form 10-K. You are cautioned not to place undue reliance on the forward-looking statements included in this Quarterly Report on Form 10-Q, which speak only as of the date of this document. We do not intend, and undertake no obligation, to update or revise these forward-looking statements to reflect new information or events after the date of this document or to reflect the occurrence of unanticipated events, except as required by law.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	October 3, 2025	June 27, 2025
ASSETS
Current assets:
Cash and cash equivalents	$2,048	$2,114
Accounts receivable, net	1,355	1,486
Inventories	1,393	1,291
Retained interest in Sandisk	965	354
Other current assets	514	611
Total current assets	6,275	5,856
Property, plant and equipment, net	2,345	2,343
Goodwill	4,319	4,319
Other non-current assets	1,420	1,484
Total assets	$14,359	$14,002
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,533	$1,266
Accrued expenses	703	719
Accrued compensation	413	407
Income taxes payable	298	800
Current portion of long-term debt	2,226	2,226
Total current liabilities	5,173	5,418
Long-term debt	2,457	2,485
Other liabilities	612	559
Total liabilities	8,242	8,462
Commitments and contingencies (Notes 8 and 14)
Convertible preferred stock, $0.01 par value; authorized — 5 shares; issued and outstanding — 0.2 shares as of both October 3, 2025 and June 27, 2025; aggregate liquidation preference of $265 as of both October 3, 2025 and June 27, 2025	229	229
Shareholders’ equity:
Common stock, $0.01 par value; authorized — 750 shares; issued — 349 shares as of both October 3, 2025 and June 27, 2025; issued and outstanding — 342 shares and 347 shares as of October 3, 2025 and June 27, 2025, respectively	3	3
Additional paid-in capital	4,550	4,621
Accumulated other comprehensive income	14	20
Retained earnings	1,904	762
Treasury stock — common shares at cost; 7 shares and 2 shares	(583)	(95)
Total shareholders’ equity	5,888	5,311
Total liabilities, convertible preferred stock and shareholders’ equity	$14,359	$14,002

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	October 3, 2025	September 27, 2024
Revenue, net	$2,818	$2,212
Cost of revenue	1,591	1,406
Gross profit	1,227	806
Operating expenses:
Research and development	294	262
Selling, general and administrative	138	204
Litigation matter	—	3
Business realignment charges	3	3
Total operating expenses	435	472
Operating income	792	334
Interest and other income (expense):
Interest income	17	7
Interest expense	(59)	(99)
Gain on retained interest in Sandisk	611	—
Other income (expense), net	(24)	1
Total interest and other income (expense), net	545	(91)
Income before taxes	1,337	243
Income tax expense	155	90
Net income from continuing operations	1,182	153
Net income from discontinued operations, net of taxes	—	340
Net income	$1,182	$493

Net income per common share:
Basic:
Continuing operations	$3.34	$0.43
Discontinued operations	—	0.97
Net income per common share	3.34	1.40
Diluted:
Continuing operations	3.07	0.42
Discontinued operations	—	0.93
Net income per common share	3.07	1.35

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended
	October 3, 2025	September 27, 2024
Net income	$1,182	$493
Other comprehensive income (loss), before tax:
Foreign currency translation adjustment	—	121
Net unrealized gain (loss) on derivative contracts	(7)	243
Total other comprehensive income (loss), before tax	(7)	364
Income tax benefit (expense) related to items of other comprehensive income (loss), before tax	1	(52)
Other comprehensive income (loss), net of tax	(6)	312
Total comprehensive income	$1,176	$805

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	October 3, 2025	September 27, 2024
Cash flows from operating activities
Net income	$1,182	$493
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	88	135
Stock-based compensation	53	84
Deferred income taxes	55	54
Gain on retained interest in Sandisk	(611)	—
Other non-cash operating activities, net	4	21
Changes in:
Accounts receivable, net	131	(292)
Inventories	(101)	(76)
Accounts payable	248	216
Accounts payable to related parties	—	39
Accrued expenses	(21)	(153)
Accrued compensation	6	(50)
Income taxes payable	(503)	(77)
Other assets and liabilities, net	141	(360)
Net cash provided by operating activities	672	34
Cash flows from investing activities
Purchases of property, plant and equipment	(73)	(96)
Proceeds from the sale of property, plant and equipment	—	1
Notes receivable issuances to Flash Ventures	—	(14)
Notes receivable proceeds from Flash Ventures	—	61
Strategic investments and other, net	16	3
Net cash used in investing activities	(57)	(45)
Cash flows from financing activities
Taxes paid on vested stock awards under employee stock plans	(55)	(64)
Repurchases of common stock	(553)	—
Dividends paid to common shareholders	(34)	—
Dividends paid to preferred shareholders	(5)	—
Repayments of debt	(31)	(188)
Proceeds from debt	—	150
Net cash used in financing activities	(678)	(102)
Effect of exchange rate changes on cash	(3)	10
Cash and cash equivalents reclassified to assets held for sale	—	(71)
Net decrease in cash and cash equivalents	(66)	(174)
Cash and cash equivalents, beginning of period	2,114	1,879
Cash and cash equivalents, end of period	$2,048	$1,705
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$446	$479
Cash paid for interest	$50	$115
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 27, 2025	0.2	$229	349	$3	(2)	$(95)	$4,621	$20	$762	$5,311
Net income	—	—	—	—	—	—	—	—	1,182	1,182
Employee stock plans	—	—	—	—	1	69	(125)	—	—	(56)
Stock-based compensation	—	—	—	—	—	—	53	—	—	53
Repurchases of common stock	—	—	—	—	(6)	(557)	—	—	—	(557)
Preferred stock dividends	—	—	—	—	—	—	—	—	(5)	(5)
Common stock dividends	—	—	—	—	—	—	1	—	(35)	(34)
Net unrealized loss on derivative contracts, net of taxes	—	—	—	—	—	—	—	(6)	—	(6)
Balance at October 3, 2025	0.2	$229	349	$3	(7)	$(583)	$4,550	$14	$1,904	$5,888

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

The accounting policies followed by the Company are set forth in Part II, Item 8, Note 1, Organization and Basis of Presentation, of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10‑K for the year ended June 27, 2025 (the “2025 Annual Report on Form 10-K”). In the opinion of management, all adjustments necessary to fairly state the Condensed Consolidated Financial Statements have been made. Such adjustments consist of items of a normal, recurring nature. Certain information and disclosures normally included in the Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the 2025 Annual Report on Form 10‑K. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

Information provided herein for the three months ended September 27, 2024 is presented on a continuing operations basis to reflect the impact of the Separation of the Company’s Flash business as discussed in further detail in Note 4, Discontinued Operations.

Fiscal Year

The Company’s fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every five to six years, the Company reports a 53-week fiscal year to align the fiscal year with the foregoing policy. Fiscal year 2026, which will end on July 3, 2026, will be comprised of 53 weeks, with the first quarter consisting of 14 weeks and the remaining quarters consisting of 13 weeks each. Fiscal year 2025, which ended on June 27, 2025, was comprised of 52 weeks, with all quarters presented consisting of 13 weeks. Unless otherwise indicated, references herein to specific years and quarters are to fiscal years and fiscal quarters, and references to financial information are on a consolidated continuing operations basis.

Segment Reporting

The Company’s Chief Executive Officer is the Company’s Chief Operating Decision Maker (“CODM”). The CODM manages the business as a provider of data storage devices based on HDD technology. The CODM evaluates the performance of the Company and makes decisions regarding the allocation of resources based on the Company’s Net income from continuing operations and Total assets. The Company has, therefore, determined that it has one reportable segment.

Use of Estimates

Company management has made estimates and assumptions relating to the reporting of certain assets and liabilities in conformity with U.S. GAAP. These estimates and assumptions have been applied using methodologies that are consistent throughout the periods presented; however, actual results could differ materially.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2.    Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In September 2025, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) No. 2025-07, “Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. (“ASU 2025-07”) which (i) expands the scope exception of Topic 815 to exclude certain contracts with a variable that is based on operations or activities specific to one of the parties to the contract and (ii) clarifies the scope of share-based payments from a customer in a revenue contract. ASU 2025-07 is effective for the year beginning July 3, 2027, and interim periods within that year. Early adoption is permitted and must be applied as of the beginning of the fiscal year that includes the interim period. The Company currently does not expect this standard to have a material impact on its condensed consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU No. 2025-06, “Intangibles – Goodwill and Other – Internal-Use Software (Topic 350): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”). ASU 2025-06 amends existing references to prescriptive and sequential software development stages to better align with current software development methods, such as agile development. Under the new standard, entities will begin to capitalize eligible software costs when (i) management has authorized and committed to funding the software project, and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 is effective for the year beginning July 1, 2028, and interim periods within that year, with early adoption permitted. The Company is currently assessing the impact of this standard on its condensed consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which is intended to improve disclosures about the expenses of public entities. The new guidance requires more detailed information about the types of expenses in commonly presented expense captions (such as cost of sales and selling, general and administrative expenses) and requires public entities to disclose, on an annual and interim basis, the amounts of expenses included in each relevant expense caption presented on the face of the income statement, within continuing operations, in a tabular format. Additionally, public entities will be required to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, the total amount of selling expenses, and, in annual reporting periods, the definition of selling expenses. This standard is effective on either a prospective or retrospective basis with early adoption permitted. The Company is currently compiling the information required for these disclosures and assessing the basis of adoption and expects to adopt the guidance for annual reporting periods in its annual report for the year ending June 30, 2028.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 calls for enhanced income tax disclosure requirements surrounding the tabular rate reconciliation and income taxes paid. This standard is effective on either a prospective or retrospective basis. These incremental disclosures will be required beginning with the Company’s financial statements for the year ending July 3, 2026. The Company is currently compiling the information required for these disclosures and expects to provide any required disclosures in its annual report for the year ending July 3, 2026.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3.    Disaggregated Revenue, Geographic Information, Concentrations of Risk, and Segment Reporting

The following table summarizes the Company’s disaggregated revenue:

	Three Months Ended
	October 3, 2025	September 27, 2024
	(in millions)
Revenue by end market
Cloud	$2,510	$1,909
Client	146	139
Consumer	162	164
Total revenue	$2,818	$2,212

Revenue by geography(1)
Asia	$1,175	$686
Americas	1,100	1,247
Europe, Middle East and Africa	543	279
Total revenue	$2,818	$2,212

(1)    Net revenue is attributed to geographic regions based on the ship-to location of the customer.

The Company’s top 10 customers accounted for 77% of its net revenue for the three months ended October 3, 2025, compared to 65% of its net revenue for the three months ended September 27, 2024. For the three months ended October 3, 2025, three customers accounted for 18%, 16%, and 14%, respectively, of the Company’s net revenue, and for the three months ended September 27, 2024, one customer accounted for 18% of the Company’s net revenue.

As of October 3, 2025 and June 27, 2025, net accounts receivable were $1.36 billion and $1.49 billion, respectively, and reserves for potential credit losses were not material. As of October 3, 2025, five customers accounted for 17%, 16%, 12%, 12%, and 10%, respectively, of the Company’s net accounts receivable, and as of June 27, 2025, three customers accounted for 20%, 19%, and 12%, respectively, of the Company’s net accounts receivable.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table is a reconciliation of the Company’s measure of segment profit or loss, significant segment expenses and other segment items:

	Three Months Ended
	October 3, 2025	September 27, 2024
	(in millions)
Revenue, net	$2,818	$2,212
Less: Significant expenses and other segment items
Cost of revenue(1)	1,581	1,386
Research and development(1)	270	243
Selling, general and administrative(1)	111	176
Litigation matter	—	14
Business realignment charges	3	3
Stock-based compensation	53	57
Interest expense, net	42	92
Gain on retained interest in Sandisk	(611)	—
Other expense, net	2	(4)
Other segment items(2)	30	2
Income tax expense	155	90
Net income from continuing operations	$1,182	$153

(1)    Excludes amounts related to stock-based compensation and other segment items which are presented separately in the table above.
(2)    Other segment items include strategic investment activity and other charges.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4.    Discontinued Operations

On October 30, 2023, the Company announced that its Board of Directors had completed its strategic review of the business and, after evaluating a comprehensive range of alternatives, authorized the Company to pursue a plan to separate its HDD and Flash business units to create two independent, public companies. In connection with the Separation (as defined below), the Company incurred separation and transition costs, which are recorded as Business separation costs within discontinued operations in the Company’s Condensed Consolidated Financial Statements, as further detailed in the summary of Net income from discontinued operations, net of taxes, below.

On February 21, 2025, the Company completed the separation of its Flash business (the “Separation”) through a pro rata distribution of 80.1% of the outstanding shares of Sandisk Corporation (“Sandisk”) to Western Digital stockholders. The Separation is intended to be tax-free for U.S. federal income tax purposes. To reflect the completion of the Separation, the Company recorded a decrease in shareholders’ equity for the net book value of applicable assets and liabilities derecognized in connection with the Separation, net of the Company’s retained ownership interest, which was initially 19.9% and was based on the net book value of the applicable assets and liabilities derecognized. As a result of the Separation, Sandisk became an independent public company and Western Digital no longer consolidates Sandisk into the Company’s financial results. The historical results of operations of Sandisk are now reported in the Company’s Condensed Consolidated Financial Statements as discontinued operations for all periods prior to the Separation on February 21, 2025. Following the Separation, as the Company no longer controls or has the ability to exert significant influence over Sandisk, the Company measures, at fair value on a recurring basis, its retained ownership interest in Sandisk common stock (see additional information in Note 6, Fair Value Measurements and Investments). In June 2025, the Company disposed of 21.3 million shares of its Sandisk common stock, along with $4 million in cash, in a tax-free exchange for $800 million principal amount of the Company’s Term Loan A-3. The Company expects to monetize its remaining stake in Sandisk within one year from the Separation date.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides a summary of the historical results of Sandisk for the three months ended September 27, 2024 which have been reflected as Net income from discontinued operations, net of taxes in the Condensed Consolidated Statements of Operations:

Net Income from Discontinued Operations, Net of Taxes	September 27, 2024
(in millions)
Revenue, net	$1,883
Cost of revenue	1,138
Operating expenses:
Research and development	257
Selling, general and administrative	38
Business separation costs	43
Business realignment charges	(1)
Operating income	408
Total interest and other expense, net	(23)
Income before taxes	385
Income tax expense	45
Net income from discontinued operations, net of taxes	$340

Cash flows related to discontinued operations have not been segregated and are included in the Condensed Consolidated Statements of Cash Flows for all periods presented. The following table provides selected financial information related to cash flows from discontinued operations:

Three Months Ended
Select Cash Flow Information from Discontinued Operations	September 27, 2024
(in millions)
Depreciation and amortization	$55
Purchases of property, plant and equipment	67
Stock-based compensation	27

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5.    Supplemental Financial Statement Data

Inventories

	October 3, 2025	June 27, 2025
	(in millions)
Inventories:
Raw materials and component parts	$238	$227
Work-in-process	793	785
Finished goods	362	279
Total inventories	$1,393	$1,291

Property, plant and equipment, net

	October 3, 2025	June 27, 2025
	(in millions)
Property, plant and equipment:
Land and improvements	$225	$225
Buildings and improvements	1,576	1,550
Machinery and equipment	6,548	6,488
Computer equipment and software	263	257
Furniture and fixtures	35	33
Construction-in-process	486	532
Property, plant and equipment, gross	9,133	9,085
Accumulated depreciation	(6,788)	(6,742)
Property, plant and equipment, net	$2,345	$2,343

Non-current assets

	October 3, 2025	June 27, 2025
	(in millions)
Non-current assets:
Deferred tax assets	$953	$1,007
Other non-current assets	467	477
Total non-current assets	$1,420	$1,484

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Product warranty liability

Changes in the warranty accrual were as follows:

	Three Months Ended
	October 3, 2025	September 27, 2024
	(in millions)
Warranty accrual, beginning of period	$152	$142
Charges to operations	27	24
Utilization	(24)	(30)
Changes in estimate related to pre-existing warranties	5	(17)
Warranty accrual, end of period	$160	$119

The current portion of the warranty accrual was classified in Accrued expenses and the long-term portion was classified in Other liabilities as noted below:

	October 3, 2025	June 27, 2025
	(in millions)
Warranty accrual:
Current portion	$45	$57
Long-term portion	115	95
Total warranty accrual	$160	$152

Other liabilities

	October 3, 2025	June 27, 2025
	(in millions)
Other liabilities:
Non-current portion of unrecognized tax benefits	$193	$163
Other non-current liabilities	419	396
Total other liabilities	$612	$559

Goodwill

Goodwill is not amortized. Instead, it is tested for impairment annually as of the beginning of the Company’s fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Management performed goodwill impairment assessments and concluded there were no impairments for the three month periods ended October 3, 2025 and September 27, 2024. The carrying amount of goodwill was $4.32 billion as of both October 3, 2025 and June 27, 2025.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accumulated other comprehensive income

Accumulated other comprehensive income refers to expenses, gains, and losses that are recorded as an element of shareholders’ equity but are excluded from net income. The components of Accumulated other comprehensive income were as follows:

	Actuarial Pension Gains	Foreign Currency Translation Adjustment	Unrealized Gains on Derivative Contracts	Total Accumulated Other Comprehensive Income
	(in millions)
Balance at June 27, 2025	$16	$(2)	$6	$20
Other comprehensive loss before reclassifications	—	—	(4)	(4)
Amounts reclassified from accumulated other comprehensive income	—	—	(3)	(3)
Income tax benefit related to items of other comprehensive loss	—	—	1	1
Net current-period other comprehensive loss	—	—	(6)	(6)
Balance at October 3, 2025	$16	$(2)	$—	$14

During the three months ended October 3, 2025, the amounts reclassified out of Accumulated other comprehensive income were losses related to foreign exchange contracts that were substantially charged to Cost of revenue in the Condensed Consolidated Statements of Operations.

As of October 3, 2025, all existing net gains related to cash flow hedges recorded in Accumulated other comprehensive income are expected to be reclassified to earnings within the next twelve months.

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

The following tables present information about the Company’s financial instruments that were measured at fair value on a recurring basis for the periods presented and indicate the fair value hierarchy of the valuation techniques utilized to determine such values:

	October 3, 2025
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Retained interest in Sandisk	$965	$—	$—	$965
Cash equivalents - Money market funds	140	—	—	140
Foreign exchange contracts	—	4	—	4
Total assets at fair value	$1,105	$4	$—	$1,109
Liabilities:
Foreign exchange contracts	$—	$5	$—	$5
Total liabilities at fair value	$—	$5	$—	$5

	June 27, 2025
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Retained interest in Sandisk	$354	$—	$—	$354
Cash equivalents - Money market funds	285	—	—	285
Foreign exchange contracts	—	10	—	10
Total assets at fair value	$639	$10	$—	$649
Liabilities:
Foreign exchange contracts	$—	$4	$—	$4
Total liabilities at fair value	$—	$4	$—	$4

During the periods presented, the Company had no transfers of financial instruments between levels and there were no changes in valuation techniques or the inputs used in the fair value measurement.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Financial Instruments Not Carried at Fair Value

For financial instruments where the carrying value (which includes principal adjusted for any unamortized issuance costs and discounts or premiums) differs from fair value (which is based on quoted market prices), the following table represents the related carrying value and fair value for each of the Company’s outstanding financial instruments. Each of the financial instruments presented below were categorized as Level 2 for all periods presented, based on the frequency of trading immediately prior to the end of the first quarter of 2026 and the fourth quarter of 2025, respectively.

	October 3, 2025		June 27, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
4.75% senior unsecured notes due 2026	$500	$500	$500	$499
Variable interest rate Term Loan A-3 maturing 2027	1,612	1,622	1,642	1,655
3.00% convertible notes due 2028	1,577	5,598	1,575	2,849
2.85% senior notes due 2029	498	472	498	463
3.10% senior notes due 2032	496	454	496	442
Total	$4,683	$8,646	$4,711	$5,908

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7.    Debt

Debt consisted of the following:

	October 3, 2025	June 27, 2025
	(in millions)
4.75% senior unsecured notes due 2026	$500	$500
Variable interest rate Term Loan A-3 maturing 2027	1,617	1,649
3.00% convertible notes due 2028	1,600	1,600
2.85% senior notes due 2029	500	500
3.10% senior notes due 2032	500	500
Total debt	4,717	4,749
Issuance costs	(34)	(38)
Subtotal	4,683	4,711
Less: current portion of long-term debt	(2,226)	(2,226)
Long-term debt	$2,457	$2,485

During the three months ended October 3, 2025, the Company made scheduled repayments of $31 million under the Term Loan A-3 maturing in January 2027 (the “Term Loan A-3”). The Term Loan A-3 bears interest, at the Company’s option, at a base rate plus an applicable margin (as defined in the loan agreement governing the Term Loan A-3, which the Company refers to as the “Loan Agreement”). The all-in interest rate for Term Loan A-3 as of October 3, 2025 was 5.774%.

As of October 3, 2025, the Company had no outstanding standby letters of credit and the available capacity under the revolving credit facility maturing in January 2027 was $1.25 billion as of that date.

The Loan Agreement requires the Company to comply with a financial leverage ratio covenant. As of October 3, 2025, the Company was in compliance with the financial covenant.

As of October 3, 2025, the Company had outstanding $1.60 billion aggregate principal amount of convertible senior notes pursuant to an indenture dated as of November 3, 2023 (the “Indenture”), which bear interest at an annual rate of 3.00% and mature on November 15, 2028, unless earlier repurchased, redeemed or converted (the “2028 Convertible Notes”).

As of October 3, 2025, the 2028 Convertible Notes were convertible at the option of any holder beginning August 15, 2028, at a conversion price of approximately $37.77 per share of common stock (as adjusted in accordance with the Indenture as a result of the Separation and dividends paid on the Company’s common stock). Prior to August 15, 2028, if the trading price of the Company’s common stock remains above 130% of the conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading-day period prior to the end of a calendar quarter, holders of the 2028 Convertible Notes would have the right to convert the 2028 Convertible Notes during the next succeeding calendar quarter. The 2028 Convertible Notes are also convertible prior to August 15, 2028 upon the occurrence of certain corporate events. Upon any conversion of the 2028 Convertible Notes, the Company will pay cash for the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination thereof, at the Company’s election, in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of the notes being converted. On or after November 15, 2026, the Company may redeem for cash, at par plus accrued interest, all or any portion of the 2028 Convertible Notes, at its option, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 10 trading days during any 20 consecutive trading day period immediately preceding the date of the Company’s redemption notice.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the calendar quarters ended September 30, 2025 and June 30, 2025, the sale price conditional conversion feature of the 2028 Convertible Notes was triggered. As a result, the holders of the 2028 Convertible Notes have the right to convert the 2028 Convertible Notes during the next succeeding calendar quarter through December 31, 2025. Consequently, the Company classified the 2028 Convertible Notes in the Current portion of long-term debt in the Condensed Consolidated Financial Statements as of October 3, 2025 and June 27, 2025. The Company will continue to evaluate the conversion feature quarterly to determine if the 2028 Convertible Notes remain convertible in future periods.

In connection with the issuance of the 2028 Convertible Notes, the Company also entered into privately negotiated capped call transactions with certain counterparties (the “Capped Calls”). As of October 3, 2025, the Capped Calls each have a strike price of approximately $37.77 per share, as adjusted in accordance with the terms of the agreements and corresponds to the current conversion price of the 2028 Convertible Notes. The Capped Calls are subject to the same adjustments applicable to the conversion price of the convertible notes, which the Company expects will result in adjusted cap prices of approximately $50.47 per share, subject to certain adjustments. The Capped Calls are generally intended to reduce or offset the potential dilution to the Company’s common stock upon any conversion of the 2028 Convertible Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. If the market price per share of the Company’s common stock, as measured under the terms of the Capped Calls, exceeds the cap prices of the Capped Calls, there would not be an offset for the excess. The Capped Calls are separate transactions and not part of the terms of the 2028 Convertible Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in shareholders’ equity and are not accounted for as derivatives.

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

The following table presents right-of-use lease assets and lease liabilities included in the Company’s Condensed Consolidated Balance Sheets:

	October 3, 2025	June 27, 2025
	(in millions)
Operating lease right-of-use assets (included in Other non-current assets)	$116	$123

Operating lease liabilities:
Current portion of long-term operating lease liabilities (included in Accrued expenses)	29	31
Long-term operating lease liabilities (included in Other liabilities)	103	110
Total operating lease liabilities	$132	$141

The following table summarizes supplemental disclosures of operating cost and cash flow information related to operating leases:

	Three Months Ended
	October 3, 2025	September 27, 2024
	(in millions)
Cost of operating leases	$9	$10
Cash paid for operating leases	10	11
Operating lease assets obtained in exchange for operating lease liabilities	—	5

The weighted average remaining lease term and discount rate for the Company’s operating leases were as follows:

	October 3, 2025	June 27, 2025
Weighted average remaining lease term in years	6.0	6.1
Weighted average discount rate	5.0%	5.0%

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of October 3, 2025, minimum lease payments were as follows:

Lease Amounts
(in millions)
Remaining nine months of 2026	$25
2027	30
2028	23
2029	18
2030	12
Thereafter	46
Total future minimum lease payments	154
Less: imputed interest	22
Present value of lease liabilities	$132

Purchase Obligations and Other Commitments

In the normal course of business, the Company enters into purchase orders with suppliers for the purchase of components used to manufacture its products. These purchase orders generally cover forecasted component supplies needed for production during the next quarter, are recorded as a liability upon receipt of the components, and generally may be changed or canceled at any time prior to shipment of the components. The Company also enters into long-term agreements with suppliers that contain fixed future commitments, which are contingent on certain conditions, such as performance, quality and technology of the vendor’s components. As of October 3, 2025, the Company had the following minimum long-term commitments:

Long-Term Commitments
(in millions)
Remaining nine months of 2026	$35
2027	27
Total	$62

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9.    Income Taxes

Previously, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminated the ability to deduct research and development (“R&D”) expenditures in the year incurred, requiring capitalization and amortization under Internal Revenue Code Section 174. On July 4, 2025, the One Big Beautiful Bill Act of 2025 (“OBBBA”) was signed into law, which includes broad tax reform provisions that extend and modify key elements of the TCJA. Notably, the new legislation now allows an option for the immediate expensing of domestic R&D expenditures, beginning with 2026. The legislation also includes favorable modifications to international tax provisions, including changes to the Global Intangible Low-Taxed Income regime and enhancements to the Foreign-Derived Deduction Eligible Income (“FDDEI”) deduction that will become effective for the Company in 2027.

On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law, which contained, among other things, a corporate alternative minimum tax (“CAMT”) of 15% on corporations with three-year average annual adjusted financial statement income (“AFSI”) exceeding $1.0 billion. Although CAMT became effective for the Company beginning with 2024, the Company was not subject to CAMT in 2024 and 2025. The Company does not expect to be subject to CAMT in 2026 as its average annual AFSI did not exceed $1.0 billion for the preceding three-year period.

On December 20, 2021, the Organization for Economic Co-operation and Development G20 (“OECD/G20”) Inclusive Framework on Base Erosion and Profit Shifting released Model Global Anti-Base Erosion rules under Pillar Two. Several non-U.S. jurisdictions have either enacted legislation or announced their intention to enact future legislation to adopt certain or all components of Pillar Two, also known as Global Minimum Tax (“GMT”). For 2026, the Company is subject to GMT in Thailand and the Philippines.

The following table presents the Company’s Income tax expense and the effective tax rate:

	Three Months Ended
	October 3, 2025	September 27, 2024
	($ in millions)
Income before taxes	$1,337	$243
Income tax expense	155	90
Effective tax rate	12%	37%

The primary drivers of the difference between the effective tax rate for the three months ended October 3, 2025 and the U.S. Federal statutory rate of 21% are the relative mix of earnings and losses by jurisdiction, the deduction for FDDEI, tax credits and the gain on the retained Sandisk interest being tax-free due to the Separation of the Flash business. These resulted in decreases to the Company’s effective tax rate below the U.S. statutory rate for the three months ended October 3, 2025. The Company’s income tax provision for the three months ended October includes GMT taxes for Thailand and the Philippines, countries for which the Company maintains tax holidays.

The primary drivers of the difference between the effective tax rate for the three months ended September 27, 2024 and the U.S. Federal statutory rate of 21% were the relative mix of earnings and losses by jurisdiction, tax credits, and tax holidays in Thailand and the Philippines. In addition, the effective tax rate for the three months ended September 27, 2024 includes the discrete effect of a net decrease of $30 million to the liability for unrecognized tax benefits, which includes interest and offsetting tax benefits, as a result of adjustments to align with U.S. Internal Revenue Service (“IRS”) calculations.

Liability for Uncertain Tax Positions

With the exception of certain unrecognized tax benefits that are directly associated with the tax position taken, unrecognized tax benefits are presented gross in the Condensed Consolidated Balance Sheets.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following is a reconciliation of the total amounts of unrecognized tax benefits excluding accrued interest and penalties for the three months ended October 3, 2025 (in millions):

Accrual balance at June 27, 2025	$569
Gross increases related to current year tax positions	8
Gross increases related to prior year tax positions	24
Gross decreases related to prior year tax positions	(1)
Lapse of statute of limitations	(2)
Accrual balance at October 3, 2025	$598

In addition to the amounts noted above, interest and penalties related to unrecognized tax benefits are recognized in liabilities recorded for uncertain tax positions and are recorded in the provision for income taxes. Accrued interest and penalties included in the Company’s liability related to unrecognized tax benefits as of October 3, 2025 was $93 million. Of the aggregate unrecognized tax benefits, including interest and penalties, approximately $130 million could result in potential cash payments to be made within the next twelve months.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10.    Business Realignment Charges

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

The Company recorded the following net charges related to these actions for the periods presented:

	Three Months Ended
	October 3, 2025	September 27, 2024
	(in millions)
Employee termination benefits	$3	$—
Contract termination and other	—	3
Total business realignment charges	$3	$3

The following table presents an analysis of the components of these activities against the reserve (included in Accrued expenses) during the three months ended October 3, 2025:

	Employee Termination Benefits	Contract Termination and Other	Total
	(in millions)
Accrual balance at June 27, 2025	$1	$9	$10
Charges	3	—	3
Cash payments	(2)	(1)	(3)
Accrual balance at October 3, 2025	$2	$8	$10

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 11.    Pension and Other Post-Retirement Benefit Plans

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

Obligations and Funded Status

The following table presents the unfunded status of the benefit obligations for the Pension Plans:

	October 3, 2025	June 27, 2025
	(in millions)
Benefit obligation at end of period	$262	$272
Less: Fair value of plan assets at end of period	191	204
Unfunded status	$71	$68

The following table presents the unfunded amounts related to the Pension Plans as recognized on the Company’s Condensed Consolidated Balance Sheets:

	October 3, 2025	June 27, 2025
	(in millions)
Current liabilities (included in Accrued expenses)	$1	$1
Non-current liabilities (included in Other liabilities)	70	67
Net amount recognized	$71	$68

Net periodic benefit costs were immaterial for the three months ended October 3, 2025 and September 27, 2024.

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

	Three Months Ended
	October 3, 2025	September 27, 2024
	(in millions)
RSUs and PSUs	$49	$49
ESPP	4	8
Total	$53	$57

	Three Months Ended
	October 3, 2025	September 27, 2024
	(in millions)
Cost of revenue	$9	$10
Research and development	23	20
Selling, general and administrative	21	27
Subtotal	53	57
Tax benefit	(7)	(6)
Total	$46	$51

Any shortfalls or excess windfall tax benefits and tax deficiencies for shortfalls related to the vesting and exercise of stock-based awards, which are recognized as a component of the Company’s Income tax expense, were immaterial for the periods presented.

Compensation cost related to unvested RSUs, PSUs, and rights to purchase shares of common stock under the ESPP are generally amortized on a straight-line basis over the remaining average service period. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of October 3, 2025:

	Unamortized Compensation Costs	Weighted Average Service Period
	(in millions)	(years)
RSUs and PSUs (1)	$382	2.2
ESPP	19	1.2
Total unamortized compensation cost	$401

(1)    Weighted average service period assumes the performance conditions are met for the PSUs.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Plan Activities

RSUs and PSUs

The following table summarizes RSU and PSU activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value at Vest Date
	(in millions)		(in millions)
RSUs and PSUs outstanding at June 27, 2025	9.7	$33.56
Granted	2.4	70.89
Vested	(2.0)	34.49	$154
Forfeited	(0.1)	24.71
RSUs and PSUs outstanding at October 3, 2025	10.0	$43.12

RSUs and PSUs are generally settled in an equal number of shares of the Company’s common stock at the time of vesting of the units.

Convertible Preferred Stock

On January 31, 2023, the Board of Directors of the Company authorized the designation of 900,000 shares of Series A Convertible Perpetual Preferred Stock, par value $0.01 per share (the “Preferred Shares”), from the Company’s existing 5,000,000 authorized but unissued shares of preferred stock and issued the Preferred Shares through a private placement. As of October 3, 2025 and June 27, 2025, 235,000 of the Preferred Shares were outstanding.

The Preferred Shares have an initial stated value of $1,000 per share and accrue a cumulative preferred dividend at an annual rate of 6.25% per annum (increasing to 7.25% per annum on January 31, 2030 and to 8.25% per annum on January 31, 2033) compounded on a quarterly basis. Such dividends are payable on a quarterly basis in cash or in-kind through an increase to the stated value. Through December 27, 2024, the Company paid quarterly dividends on the Preferred Shares in-kind through an increase to the stated value. Subsequently, quarterly dividends on the Preferred Shares have been made in cash, including $4 million paid in the three months ended October 3, 2025. As of October 3, 2025 and June 27, 2025, the Preferred Shares outstanding had an aggregate liquidation preference, including previous dividends paid in-kind, of $265 million as of each date, and would have been convertible, if otherwise permitted, into approximately 7 million shares of common stock as of each date. The Preferred Shares also participate in any dividends declared for common shareholders on an as-converted equivalent basis.

As of October 3, 2025, the Preferred Shares are convertible into shares of the Company’s common stock at a conversion rate of approximately $35.51 per share, as adjusted in accordance with the Certificate of Designations for the Preferred Shares (the “Conversion Price”). This rate is subject to future anti-dilution adjustments and certain other one-time adjustments in the event of various specified spin-off transactions. The conversion applies to the total of the stated value of the Preferred Shares, including dividends paid in-kind. In the case of future standalone spin-off transactions, holders of the Preferred Shares may convert one-third of their shares into a similar class of preferred shares of the spin-off entity. The Company may opt to convert the Preferred Shares after January 31, 2026, if the closing price per share of the Company’s common stock exceeds 150% of the Conversion Price for at least 20 out of 30 consecutive trading days immediately before the Company's conversion notice.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Share Repurchase Program

On May 9, 2025, the Company’s Board of Directors authorized a share repurchase program for the repurchase of up to $2.0 billion of the Company’s common stock (the “Share Repurchase Program”). There is no expiration date for the Share Repurchase Program. During the three months ended October 3, 2025, the Company repurchased 6.4 million shares under the Share Repurchase Program for a total cash cost of $553 million plus $4 million for accrued excise taxes. As of October 3, 2025 the Company had $1.30 billion available for purchases pursuant to the Share Repurchase Program. Repurchases under the Share Repurchase Program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Company expects shares repurchased under the Share Repurchase Program to be funded principally by operating cash flows. The amount and timing of share repurchases will depend on market conditions and other corporate considerations. The Company may suspend or discontinue the Share Repurchase Program at any time.

Dividends to Common Shareholders

On April 29, 2025, the Company’s Board of Directors authorized the adoption of a cash dividend program. Under the cash dividend program, holders of the Company’s common stock will receive dividends when and as declared by the Board of Directors. During the three months ended October 3, 2025, the Company paid cash dividends of $0.10 per share of its outstanding common stock, totaling $34 million, plus $1 million paid to holders of the Company’s Preferred Shares in accordance with their participation rights.

Subsequent to quarter-end, on October 29, 2025, the Board of Directors declared a cash dividend of $0.125 per share of the Company’s common stock, which will be paid on December 18, 2025 to shareholders of record as of the close of business on December 4, 2025.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 13.    Net Income Per Common Share

The following table presents the computation of basic and diluted income per common share:

	Three Months Ended
	October 3, 2025	September 27, 2024
	(in millions, except per share data)
Net income from continuing operations	$1,182	$153
Dividends allocated to preferred shareholders	(5)	(2)
Income attributable to participating securities(1)	(25)	(2)
Net income from continuing operations attributable to common shareholders - basic	1,152	149
Net income from discontinued operations, net of taxes, attributable to common shareholders	—	332
Net income attributable to common shareholders - basic	$1,152	$481

Net income from continuing operations attributable to common shareholders - basic	$1,152	$149
Re-allocation of participating securities considered potentially dilutive	2	—
Net income from continuing operations attributable to common shareholders - diluted	1,154	149
Net income from discontinued operations, net of taxes, attributable to common shareholders	—	332
Net income attributable to common shareholders - diluted	$1,154	$481

Weighted average shares:
Basic	345	344
RSUs, PSUs, ESPP, and convertible notes	31	13
Diluted	376	357

Net income per common share:
Basic:
Continuing operations	$3.34	$0.43
Discontinued operations	—	0.97
Net income per common share	3.34	1.40
Diluted:
Continuing operations	3.07	0.42
Discontinued operations	—	0.93
Net income per common share	3.07	1.35

(1)     Participating securities consist of preferred stock because it participates on a pro rata basis in any dividends declared on shares of common stock.

Basic net income per common share is computed using (i) net income less (ii) dividends allocated to preferred shareholders less (iii) net income attributable to participating securities divided by (iv) basic weighted average shares outstanding. Diluted net income per common share is computed as (i) basic net income attributable to common shareholders plus (ii) diluted adjustments to income allocable to participating securities divided by (iii) diluted weighted average shares outstanding. The “if-converted” method is used to determine the dilutive impact for the convertible notes and the preferred shares. The treasury stock method is used to determine the dilutive impact of unvested equity awards.

Potentially dilutive common shares include dilutive outstanding RSUs and PSUs, rights to purchase shares of common stock under the Company’s ESPP, shares issuable in connection with the Company’s convertible notes, and Preferred Shares. For the three months ended October 3, 2025 and September 27, 2024, based on the Company’s average stock price during the period, an insignificant number of common shares subject to outstanding equity awards were anti-dilutive.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 14.    Legal Proceedings

Intellectual Property Litigation

On September 28, 2016, SPEX Technologies, Inc. (“SPEX”) filed a lawsuit in the Central District Court against the Company and two of the Company’s current or former wholly-owned subsidiaries, Western Digital Technologies, Inc. and HGST Inc., alleging infringement of U.S. Patent Nos. 6,088,802 and 6,003,135, both of which allegedly relate to moving a security mechanism (e.g., the encrypting/decrypting mechanism) from a host computer or a separate device to a peripheral device that provides data storage. As the case progressed, SPEX dismissed its allegations relating to U.S. Patent No. 6,003,135 and narrowed its case to one claim related to U.S. Patent No. 6,088,802 and asserted this against certain HDD products that may include certain encryption capabilities. The trial commenced on October 8, 2024, and concluded on October 18, 2024, and the jury awarded SPEX damages of $316 million for the use of one claim related to U.S. Patent No. 6,088,802 in the past, prior to its expiration in 2017. On January 8, 2025, the Court entered judgment for SPEX in accordance with the verdict and also awarded SPEX prejudgment interest of $237 million and legal costs. On June 16, 2025, the Court ruled on the Company’s post-trial motions, finding that SPEX did not present sufficient evidence on which a damages award could be determined and therefore awarded nominal damages of $1. On June 27, 2025, the Court entered an amended judgment awarding SPEX nominal damages of $1 with no prejudgment interest and no legal costs. The Company has appealed the infringement finding, and SPEX has appealed damages-related issues. Based on available appellate arguments, the Company believes a loss is not probable and has not accrued a liability as a result of the jury verdict or the entry of amended judgment in its financial statements as of October 3, 2025.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws and should be read in conjunction with the disclosures we make concerning risks and other factors that may affect our business and operating results. You should read this information in conjunction with the unaudited Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited Consolidated Financial Statements and notes thereto included in Part II, Item 8 of our 2025 Annual Report on Form 10-K. See also “Forward-Looking Statements” immediately prior to Part I, Item 1 in this Quarterly Report on Form 10‑Q.

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

Our fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every five to six years, we report a 53-week fiscal year to align the fiscal year with the foregoing policy. Fiscal year 2026, which will end on July 3, 2026, will be comprised of 53 weeks, with the first quarter consisting of 14 weeks and the remaining quarters consisting of 13 weeks each. Fiscal year 2025, which ended on June 27, 2025, was comprised of 52 weeks, with all quarters presented consisting of 13 weeks.

Key Developments

Separation of Business Units

On February 21, 2025 (the “Separation Date”), we completed the separation of our HDD and Flash business units (the “Separation”) to create two independent public companies, with Western Digital continuing our existing HDD business and Sandisk Corporation (“Sandisk”), formerly a wholly-owned subsidiary of the Company, holding the Flash business. We believe the Separation has better positioned us as a pure-play HDD company that can execute innovative technology and product development, capitalize on unique growth opportunities, extend our leadership position, operate more efficiently, and pursue capital allocation strategies to maximize long-term shareholder value. As part of the Separation, we initially retained 28.8 million shares of Sandisk common stock, of which 21.3 million shares were used in the three months ended June 27, 2025 in a tax-free exchange to reduce approximately $800 million principal amount of our term loan A-3. We expect to monetize our remaining stake in Sandisk within one year from the Separation Date.

Information provided herein is presented on a continuing operations basis to reflect the impact of the Separation. See Part I, Item 1, Note 4, Discontinued Operations, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Separation.

Macroeconomic Conditions and Outlook

The increasing long-term demand for data storage in the cloud is benefiting our HDD business. The adoption of artificial intelligence (“AI”) and data-driven workloads is driving growth in data storage as well. This creates an accelerated demand for high-capacity drives, resulting in greater manufacturing complexity and longer production lead times. In response, customers are partnering with us earlier to support their future growth requirements and are extending the duration of their commercial arrangements.

The United States has been making changes to its trade policy, including increasing tariffs on imports, in some cases significantly. Several of these tariff actions have been followed by announcements of limited exemptions, temporary pauses or other changes. These actions have caused substantial uncertainty and have also resulted in retaliatory measures. Our business and results of operations have not been materially impacted through the first quarter of 2026 as a result of the recent tariff actions, but we are actively monitoring developments and exploring opportunities to mitigate potential future tariff and retaliatory actions. For additional information, please see Part I, Item 1A, Risk Factors, included in our 2025 Annual Report on Form 10-K.

Results of Operations

First Quarter Overview

The following table sets forth, for the periods presented, selected summary information from our Condensed Consolidated Statements of Operations by dollars and percentage of net revenue(1):

	Three Months Ended
	October 3, 2025		September 27, 2024		$ Change	% Change
	$ in millions
Revenue, net	$2,818	100.0%	$2,212	100.0%	$606	27%
Cost of revenue	1,591	56.5	1,406	63.6	185	13
Gross profit	1,227	43.5	806	36.4	421	52
Operating expenses:
Research and development	294	10.4	262	11.8	32	12
Selling, general and administrative	138	4.9	204	9.2	(66)	(32)
Litigation matter	—	—	3	0.1	(3)	(100)
Business realignment charges	3	0.1	3	0.1	—	—
Total operating expenses	435	15.4	472	21.3	(37)	(8)
Operating income	792	28.1	334	15.1	458	137
Interest and other income (expense):
Interest income	17	0.6	7	0.3	10	143
Interest expense	(59)	(2.1)	(99)	(4.5)	40	(40)
Gain on retained interest in Sandisk	611	21.7	—	—	611	n/a
Other income (expense), net	(24)	(0.9)	1	—	(25)	(2,500)
Total interest and other income (expense), net	545	19.3	(91)	(4.1)	636	(699)
Income before taxes	1,337	47.4	243	11.0	1,094	450
Income tax expense	155	5.5	90	4.1	65	72
Net income from continuing operations	$1,182	41.9%	$153	6.9%	$1,029	673%

(1)    Percentages may not total due to rounding.

The following table sets forth for the periods presented, summary information regarding our disaggregated revenue:

	Three Months Ended
	October 3, 2025	September 27, 2024
	(in millions)
Revenue by end market
Cloud	$2,510	$1,909
Client	146	139
Consumer	162	164
Total revenue	$2,818	$2,212

Revenue by geography
Asia	$1,175	$686
Americas	1,100	1,247
Europe, Middle East and Africa	543	279
Total revenue	$2,818	$2,212

(1)    Net revenue is attributed to geographic regions based on the ship-to location of the customer.

Net Revenue

Comparison of Three Months Ended October 3, 2025 to Three Months Ended September 27, 2024

Net revenue increased by 27% for the three months ended October 3, 2025 from the comparable period in the prior year, primarily driven by a 3% increase in units sold and a 19% increase in average selling price per unit, primarily as a result of a shift in product mix to higher capacity drives. In addition, approximately 4 percentage points of growth was due to an increase in data storage systems revenues.

Cloud revenue increased by 31% for the three months ended October 3, 2025 from the comparable period in the prior year, primarily driven by a 5% increase in units sold and a 19% increase in average selling price per unit. The increase in units sold was driven by higher shipments of our high-capacity enterprise products. The increase in average selling price per unit was primarily due to a shift in product mix to higher capacity drives. In addition, approximately 6 percentage points of growth was due to an increase in data storage systems revenues.

Client revenue increased by 5% for the three months ended October 3, 2025 from the comparable period in the prior year, primarily driven by an 11% increase in average selling price per unit, partially offset by a 6% decrease in units sold. The increase in average selling price per unit and decrease in units were both due to a shift in product mix to higher capacity drives.

Consumer revenue for the three months ended October 3, 2025 was relatively flat compared to the comparable period in the prior year with both volume and pricing being relatively consistent.

Net revenue by geography for the three months ended October 3, 2025 compared to the prior year period reflects higher revenue in the Asia and Europe, Middle East and Africa regions as customers expand data center capacity in these regions.

Our top 10 customers accounted for 77% of our net revenue for the three months ended October 3, 2025, compared to 65% of our net revenue for the three months ended September 27, 2024. For the three months ended October 3, 2025, three customers accounted for 18%, 16% and 14%, respectively, of our net revenue, and for the three months ended September 27, 2024, one customer accounted for 18% of our net revenue.

Gross Profit and Gross Margin

Gross profit increased by $421 million for the three months ended October 3, 2025 from the comparable period in the prior year, primarily due to higher product shipments and improved pricing. Gross margin increased by 7 percentage points year over year, primarily due to higher volumes, product cost reductions and improved pricing.

Operating Expenses

Research and development (“R&D”) expense increased by $32 million for the three months ended October 3, 2025 from the comparable period in the prior year. The increase was driven by higher variable compensation and continued investment for innovation, technology and product development.

Selling, general and administrative (“SG&A”) expense decreased by $66 million for the three months ended October 3, 2025 from the comparable period in the prior year. The decrease primarily reflects $37 million lower compensation and benefits, which was driven by certain general corporate overhead roles in the prior year that have since transferred to Sandisk and were not backfilled after the Separation. The decrease also reflects $30 million lower service fees resulting from reduced marketing activities and legal costs.

For information regarding litigation matters, see Part I, Item 1, Note 14, Legal Proceedings, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

For information regarding Business realignment charges, see Part I, Item 1, Note 10, Business Realignment Charges, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Interest and Other Income (Expense)

Total interest and other income (expense), changed by $636 million for the three months ended October 3, 2025 from the comparable period in the prior year. The change primarily reflects an unrealized gain of $611 million on our retained interest in Sandisk based on the mark-to-market value as of October 3, 2025, and lower interest expense of $40 million, which reflects the reduction in our debt.

Income Taxes

Previously, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminated the ability to deduct R&D expenditures in the year incurred, requiring capitalization and amortization under Internal Revenue Code Section 174. On July 4, 2025, the One Big Beautiful Bill Act of 2025 (“OBBBA”) was signed into law, which includes broad tax reform provisions that extend and modify key elements of the TCJA. Notably, the new legislation now allows an option for the immediate expensing of domestic R&D expenditures, beginning with 2026. The legislation also includes favorable modifications to international tax provisions, including changes to the Global Intangible Low-Taxed Income regime and enhancements to the Foreign-Derived Deduction Eligible Income (FDDEI) deduction that will become effective for us in 2027.

On August 16, 2022, the Inflation Reduction Act of 2022, was signed into law, which contained, among other things, a corporate alternative minimum tax (“CAMT”) of 15% on corporations with three-year average annual adjusted financial statement income (“AFSI”) exceeding $1.0 billion. Although CAMT became effective for us beginning with 2024, we were not subject to the CAMT of 15% for 2024 and 2025. We do not expect to be subject to CAMT in 2026 as our annual average AFSI did not exceed $1.0 billion for the preceding three-year period.

On December 20, 2021, the Organization for Economic Co-operation and Development G20 (“OECD/G20”) Inclusive Framework on Base Erosion and Profit Shifting released Model Global Anti-Base Erosion rules under Pillar Two. Several non-U.S. jurisdictions have either enacted legislation or announced their intention to enact future legislation to adopt certain or all components of Pillar Two, also known as Global Minimum Tax (“GMT”). For 2026, we are subject to GMT in Thailand and the Philippines.

The following table presents our Income tax expense and the effective tax rate:

	Three Months Ended
	October 3, 2025	September 27, 2024
	$ in millions
Income before taxes	$1,337	$243
Income tax expense	155	90
Effective tax rate	12%	37%

The primary drivers of the difference between the effective tax rate for the three months ended October 3, 2025 and the U.S. Federal statutory rate of 21% are the relative mix of earnings and losses by jurisdiction, the deduction for FDDEI, tax credits and the gain on the retained Sandisk interest being tax-free due to the Separation of the Flash business. These resulted in decreases to our effective tax rate below the U.S. Federal statutory rate for the three months ended October 3, 2025. Our income tax provision for the three months ended October 3, 2025 includes GMT taxes for Thailand and the Philippines, countries for which we maintain tax holidays.

The primary drivers of the difference between the effective tax rate for the three months ended September 27, 2024 and the U.S. Federal statutory rate of 21% were the relative mix of earnings and losses by jurisdiction, tax credits, and tax holidays in Thailand and the Philippines. In addition, the effective tax rate for the three months ended September 27, 2024 includes the discrete effect of a net decrease of $30 million to the liability for unrecognized tax benefits, which includes interest and offsetting tax benefits, as a result of adjustments to align with IRS calculations.

Liquidity and Capital Resources

The following table summarizes our statements of cash flows. Cash flows for the prior year period are presented on a consolidated basis and activity related to discontinued operations has not been segregated. See Part I, Item 1, Note 4, Discontinued Operations, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional cash flow information related to our discontinued operations.

	Three Months Ended
	October 3, 2025	September 27, 2024
	(in millions)
Net cash provided by (used in):
Operating activities	$672	$34
Investing activities	(57)	(45)
Financing activities	(678)	(102)
Effect of exchange rate changes on cash	(3)	10
Cash and cash equivalents reclassified to assets held for sale	—	(71)
Net decrease in cash and cash equivalents	$(66)	$(174)

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

We currently expect our capital expenditures for 2026 to be approximately 4% to 6% of our net revenue.

We believe our cash and cash equivalents and our available 2027 Revolving Credit Facility (as defined below) will be sufficient to meet our working capital, debt, dividend and capital expenditure needs for at least the next twelve months and for the foreseeable future thereafter. We believe we can also access the various debt and equity capital markets to further supplement our liquidity position if necessary. Our ability to sustain our working capital position is subject to a number of risks that we discuss in Part II, Item 1A, Risk Factors, in this Quarterly Report on Form 10-Q and in Part I, Item 1A, Risk Factors, in our 2025 Annual Report on Form 10-K.

A total of $1.23 billion and $0.98 billion of our cash and cash equivalents was held by our foreign subsidiaries as of October 3, 2025 and June 27, 2025, respectively. There are no material tax consequences that were not previously accrued for on the repatriation of this cash.

Our cash equivalents are primarily invested in money market funds that invest in U.S. Treasury securities and U.S. Government agency securities. In addition, from time to time, we also invest directly in certificates of deposit, asset-backed securities and corporate and municipal notes and bonds.

Operating Activities

Net cash provided by operating activities primarily consists of net income, adjusted for non-cash charges, plus or minus changes in operating assets and liabilities. Net cash used for changes in operating assets and liabilities was $99 million for the three months ended October 3, 2025, compared to $753 million for the three months ended September 27, 2024. The year over year decrease largely reflects a $423 million improvement in timing and collection of accounts receivable, a $132 million improvement from accrued expenses resulting from a significant reduction in our derivative hedging activities since the Separation of the Flash business, and a $501 million improvement in other assets and liabilities driven by the timing of recognition and realization of income taxes receivable. These were partially offset by a $426 million increase in cash used driven by the timing of recognition and payment of income taxes.

Investing Activities

Net cash used in investing activities for the three months ended October 3, 2025 primarily consisted of $73 million in capital expenditures, net of proceeds from disposals of assets. Net cash used in investing activities for the three months ended September 27, 2024 primarily consisted of $95 million in capital expenditures, net of proceeds from disposals of assets, partially offset by $47 million in net proceeds from activity related to Flash Ventures.

Financing Activities

Net cash used in financing activities for the three months ended October 3, 2025 primarily consisted of $553 million for share repurchases, $39 million for dividends on our common stock and Preferred Shares, $55 million for taxes paid on vested stock awards under employee stock plans and $31 million for scheduled repayments on our term loan. Net cash used in financing activities for the three months ended September 27, 2024 primarily consisted of $64 million for taxes paid on vested stock awards under employee stock plans and $38 million for scheduled repayments on our term loan. During the three months ended September 27, 2024, we also drew and repaid $150 million under our 2027 Revolving Credit Facility.

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

Short- and Long-term Liquidity

Material Cash Requirements

The following is a summary of our known material cash requirements as of October 3, 2025. In addition, see the discussions further below related to liability for unrecognized tax benefits, litigation matters, cash dividend program, dividend rights with respect to the Preferred Shares, global minimum tax, foreign exchange contracts and indemnifications.

	Total	1 Year (Remaining Nine Months of 2026)	2-3 Years (2027-2028)	4-5 Years (2029-2030)	More than 5 Years (Beyond 2030)
	(in millions)
Long-term debt, including current portion(1)	$4,717	$2,194	$1,523	$500	$500
Interest on debt	448	146	202	69	31
Operating leases	154	25	53	30	46
Purchase obligations and other commitments	62	35	27	—	—
Total	$5,381	$2,400	$1,805	$599	$577

(1)Principal portion of debt, excluding issuance costs.

Liability for Unrecognized Tax Benefits

As of October 3, 2025, the liability for unrecognized tax benefits (excluding accrued interest and penalties) was $598 million. Accrued interest and penalties related to unrecognized tax benefits are recognized in liabilities for uncertain tax positions and are recorded in the provision for income taxes. Accrued interest and penalties included in our liability related to unrecognized tax benefits as of October 3, 2025 was $93 million. Of these amounts, approximately $130 million could result in potential cash payments to be made within the next twelve months.

Litigation Matters

For additional information on our litigation matters, see Part I, Item 1, Note 14, Legal Proceedings, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Cash Dividend Program

On April 29, 2025, our Board of Directors authorized the adoption of a cash dividend program. Under the cash dividend program, holders of our common stock will receive dividends when and as declared by our Board of Directors. During the three months ended October 3, 2025, we paid cash dividends of $0.10 per share of our outstanding common stock, totaling $34 million, plus $1 million paid to holders of our Preferred Shares in accordance with their participation rights.

Subsequent to quarter-end, on October 29, 2025, our Board of Directors declared a cash dividend of $0.125 per share of our common stock, which will be paid on December 18, 2025 to our shareholders of record as of the close of business on December 4, 2025.

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

Dividend Rights

As of October 3, 2025, 235,000 shares of our Preferred Shares remained outstanding. These shares are entitled to cumulative preferred dividends and will also participate in any dividends declared for common shareholders on an as-converted equivalent basis. See Part II, Item 8, Note 12, Shareholders’ Equity and Convertible Preferred Stock, of the Notes to Consolidated Financial Statements in our 2025 Annual Report on Form 10-K and Part I, Item 1, Note 12, Shareholders’ Equity and Convertible Preferred Stock, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information regarding the dividend provisions.

Debt

As described in Part I, Item 1, Note 7, Debt, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, the Company issued $1.60 billion aggregate principal amount of convertible senior notes in November 2023, which bear interest at an annual rate of 3.00% and mature on November 15, 2028 (the “2028 Convertible Notes”). The 2028 Convertible Notes are convertible at the option of any holder beginning August 15, 2028 at a conversion price of approximately $37.77 per share of common stock (as adjusted in accordance with the indenture as a result of the Separation and the payment of dividends on the Company’s common stock). Prior to August 15, 2028, if the trading price of our common stock remains above 130% of the conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading-day period prior to the end of a calendar quarter, holders of the 2028 Convertible Notes would have the right to convert the 2028 Convertible Notes during the next succeeding calendar quarter. The 2028 Convertible Notes are also convertible prior to August 15, 2028 upon the occurrence of certain corporate events. Upon any conversion of the 2028 Convertible Notes, we will pay cash for the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, shares of our common stock or a combination thereof, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted. On or after November 15, 2026, we may redeem for cash, at par plus accrued interest, all or any portion of the 2028 Convertible Notes, at our option, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 10 trading days during any 20 consecutive trading day period immediately preceding the date of our redemption notice.

The sale price conditional conversion feature of the 2028 Convertible Notes was triggered during the calendar quarter ended September 30, 2025 and, accordingly, the holders of the 2028 Convertible Notes have the right to convert the notes during the succeeding calendar quarter ending December 31, 2025. As a result, the 2028 Convertible Notes have been classified as Current portion of long-term debt in the Condensed Consolidated Financial Statements as of October 3, 2025. The Company will continue to evaluate the conversion feature quarterly to determine if the 2028 Convertible Notes become convertible in future periods.

In addition to our outstanding debt, as of October 3, 2025, we had $1.25 billion available for borrowing under our revolving credit facility maturing in January 2027 (the “2027 Revolving Credit Facility”), subject to customary conditions under the Loan Agreement. The agreements governing our credit facilities each include limits on secured indebtedness and certain types of unsecured subsidiary indebtedness and require us and certain of our subsidiaries to provide guarantees and collateral to the extent the conditions providing for such guarantees and collateral are met. The Loan Agreement requires us to comply with a financial leverage ratio covenant. As of October 3, 2025, we were in compliance with the financial covenant. Additional information regarding our indebtedness, including information about availability under our 2027 Revolving Credit Facility and the principal repayment terms, interest rates, covenants, collateral and other key terms of our outstanding indebtedness, is included in Part II, Item 8, Note 8, Debt, of the Notes to Consolidated Financial Statements included in our 2025 Annual Report on Form 10-K and Note 7, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

The assets and liabilities of the Obligor Group include the following:

	October 3, 2025	June 27, 2025
	(in millions)
Current assets	$3,115	$2,992
Non-current assets	4,502	4,553
Net intercompany payables to non-guarantor subsidiaries	(1,679)	(1,543)
Current liabilities	3,317	3,800
Non-current liabilities	2,848	2,873

The operating results of the Obligor Group include the following:

	Three Months Ended	Year Ended
	October 3, 2025	June 27, 2025
	(in millions)
Net sales	$1,158	$5,249
Gross profit	459	1,941
Operating income	107	279
Net income (loss)	550	(320)

Results for the Obligor Group include the following transactions with non-guarantor subsidiaries:

	Three Months Ended	Year Ended
	October 3, 2025	June 27, 2025
	(in millions)
Intercompany revenue	$1,715	$1,378
Net intercompany interest (income) expense	—	(4)
Intercompany dividend income	33	2,215

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

Global Minimum Tax

As of October 3, 2025, we have accrued GMT taxes of $21 million that are not expected to be paid until the second quarter of 2028.

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

There have been no material changes in our critical accounting policies and estimates from those disclosed in our 2025 Annual Report on Form 10‑K. Please refer to Part II, Item 7 of our 2025 Annual Report on Form 10‑K for a discussion of our critical accounting policies and estimates.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risk exposure during the three months ended October 3, 2025 from those disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our 2025 Annual Report on Form 10-K.

Foreign Currency Risk

We performed sensitivity analyses as of October 3, 2025, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our foreign currency derivative contracts used to offset the underlying exposures. The foreign currency exchange rates used in performing the sensitivity analyses were based on market rates in effect at October 3, 2025. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar would result in a foreign exchange fair value loss of $70 million at October 3, 2025.

Interest Rate Risk

We have generally held a balance of fixed and variable rate debt. As of October 3, 2025, our variable rate debt outstanding consisted of our Term Loan A-3, which is based on various index rates as discussed further in Part II, Item 8, Note 8, Debt, of the Notes to Consolidated Financial Statements included in our 2025 Annual Report on Form 10-K. As of October 3, 2025, the outstanding balance on our variable rate debt was $1.62 billion and a one percent increase in the variable rate of interest would increase our annual interest expense by $16 million.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended October 3, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 14, Legal Proceedings of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for disclosures regarding certain legal proceedings, which are incorporated by reference herein.

Item 1A.    Risk Factors

We have described under the heading “Risk Factors” in Part I, Item 1A of our 2025 Annual Report on Form 10-K a number of risks and uncertainties that could cause our actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. There have been no material changes from these risk factors previously described in Part I, Item 1A of our 2025 Annual Report on Form 10-K. These risks and uncertainties are not the only risks facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business, financial condition, results of operations or the market price of our common stock.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

The following table provides information about repurchases by us of shares of our common stock during the quarter ended October 3, 2025:

(in millions, except average price paid per share)	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased As Part of Publicly Announced Program(2)	Maximum Value of Shares that May Yet be Purchased Under the Program(2)
June 28, 2025 - July 25, 2025	0.3	$64.15	0.3	$1,833
July 26, 2025 - Aug. 29, 2025	3.1	76.62	3.1	$1,593
Aug. 30, 2025 - Oct. 3, 2025	3.0	98.16	3.0	$1,299
Total for the quarter ended Oct. 3, 2025	6.4	$86.14	6.4

(1)    Includes commissions.
(2)    On May 9, 2025, our Board of Directors authorized a share repurchase program for the repurchase of up to $2.0 billion of our common stock. There is no expiration date for the share repurchase program. Repurchases under the share repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. We expect share repurchases to be funded principally by operating cash flows. The amount and timing of share repurchases will depend on market conditions and other corporate considerations. We may suspend or discontinue the share repurchase program at any time.

Item 5.    Other Information

Insider Trading Arrangements

During the quarter ended October 3, 2025, the following director adopted a trading arrangement for the purchase or sale of securities of Western Digital that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act (“Rule 10b5-1 Plan”):

•Martin I. Cole, a director of the Company, adopted a Rule 10b5-1 Plan on August 1, 2025. Under this plan, up to an aggregate of 22,000 shares of the Company’s common stock may be sold before the plan expires on October 30, 2026.

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

10.1	Form of Grant Notice for Performance Stock Unit Award under the Western Digital Corporation 2021 Long-Term Incentive Plan†**
10.2	Western Digital Corporation Amended and Restated 2021 Long-Term Incentive Plan Non-Employee Director Restricted Stock Unit Grant Program, amended and restated as of August 27, 2025†**
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

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
Dated: October 30, 2025