Form 10-Q
period 2026-01-02
WESTERN DIGITAL CORP
filed 2026-01-30
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 2, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of the close of business on January 22, 2026, 339,037,922 shares of common stock, par value $0.01 per share, were outstanding.

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

Western Digital, the Western Digital logo and WD are registered trademarks or trademarks of Western Digital or its affiliates in the United States (“U.S.”) and other countries. All other trademarks, registered trademarks and service marks, indicated or otherwise, are the property of their respective owners.

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
•risks related to the completed Separation of Sandisk, our former Flash business, into an independent public company;
•the impact of business and market conditions;
•damage or disruption to our operations or to those of our suppliers;
•hiring and retention of key employees;
•compromise, damage or interruption from cybersecurity incidents or other data or system security risks;
•product defects;
•our reliance on strategic relationships with key partners;
•the competitive environment, including actions by our competitors and the impact of competitive products and pricing;
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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	January 2, 2026	June 27, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,975	$2,114
Accounts receivable, net	1,685	1,486
Inventories	1,349	1,291
Retained interest in Sandisk	2,068	354
Other current assets	454	611
Total current assets	7,531	5,856
Property, plant and equipment, net	2,352	2,343
Goodwill	4,319	4,319
Other non-current assets	1,409	1,484
Total assets	$15,611	$14,002
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,497	$1,266
Accrued expenses	771	719
Accrued compensation	459	407
Income taxes payable	223	800
Current portion of long-term debt	2,226	2,226
Total current liabilities	5,176	5,418
Long-term debt	2,429	2,485
Other liabilities	666	559
Total liabilities	8,271	8,462
Commitments and contingencies (Notes 8 and 14)
Convertible preferred stock, $0.01 par value; authorized — 5 shares; issued and outstanding — 0.2 shares as of both January 2, 2026 and June 27, 2025; aggregate liquidation preference of $265 as of both January 2, 2026 and June 27, 2025	229	229
Shareholders’ equity:
Common stock, $0.01 par value; authorized — 750 shares; issued — 349 shares as of both January 2, 2026 and June 27, 2025; issued and outstanding — 340 shares and 347 shares as of January 2, 2026 and June 27, 2025, respectively	3	3
Additional paid-in capital	4,502	4,621
Accumulated other comprehensive income	18	20
Retained earnings	3,697	762
Treasury stock — common shares at cost; 9 shares and 2 shares	(1,109)	(95)
Total shareholders’ equity	7,111	5,311
Total liabilities, convertible preferred stock and shareholders’ equity	$15,611	$14,002

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	January 2, 2026	December 27, 2024	January 2, 2026	December 27, 2024
Revenue, net	$3,017	$2,409	$5,835	$4,621
Cost of revenue	1,637	1,502	3,228	2,908
Gross profit	1,380	907	2,607	1,713
Operating expenses:
Research and development	289	225	583	487
Selling, general and administrative	128	132	266	336
Litigation matter	—	—	—	3
Business realignment charges	55	(10)	58	(7)
Total operating expenses	472	347	907	819
Operating income	908	560	1,700	894
Interest and other income (expense):
Interest income	12	9	29	16
Interest expense	(54)	(93)	(113)	(192)
Gain on retained interest in Sandisk	1,103	—	1,714	—
Other income (expense), net	(7)	(10)	(31)	(9)
Total interest and other income (expense), net	1,054	(94)	1,599	(185)
Income before taxes	1,962	466	3,299	709
Income tax expense	120	—	275	90
Net income from continuing operations	1,842	466	3,024	619
Net income from discontinued operations, net of taxes	—	128	—	468
Net income	$1,842	$594	$3,024	$1,087

Net income per common share:
Basic:
Continuing operations	$5.27	$1.32	$8.60	$1.74
Discontinued operations	—	0.36	—	1.34
Net income per common share	5.27	1.68	8.60	3.08
Diluted:
Continuing operations	4.73	1.27	7.82	1.69
Discontinued operations	—	0.36	—	1.29
Net income per common share	4.73	1.63	7.82	2.98

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	January 2, 2026	December 27, 2024	January 2, 2026	December 27, 2024
Net income	$1,842	$594	$3,024	$1,087
Other comprehensive income (loss), before tax:
Foreign currency translation adjustment	—	(100)	—	21
Net unrealized gain (loss) on derivative contracts	3	(169)	(4)	74
Total other comprehensive income (loss), before tax	3	(269)	(4)	95
Income tax benefit (expense) related to items of other comprehensive income (loss), before tax	1	36	2	(16)
Other comprehensive income (loss), net of tax	4	(233)	(2)	79
Total comprehensive income	$1,846	$361	$3,022	$1,166

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	January 2, 2026	December 27, 2024
Cash flows from operating activities
Net income	$3,024	$1,087
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	180	255
Stock-based compensation	106	161
Deferred income taxes	84	26
Gain on business divestiture	—	(113)
Gain on retained interest in Sandisk	(1,714)	—
Other non-cash operating activities, net	12	62
Changes in:
Accounts receivable, net	(199)	(431)
Inventories	(55)	(112)
Accounts payable	219	242
Accounts payable to related parties	—	(54)
Accrued expenses	42	109
Accrued compensation	51	(76)
Income taxes payable	(577)	(57)
Other assets and liabilities, net	244	(662)
Net cash provided by operating activities	1,417	437
Cash flows from investing activities
Purchases of property, plant and equipment	(165)	(212)
Proceeds from the sale of property, plant and equipment	—	4
Net proceeds from business divestiture	—	191
Notes receivable issuances to Flash Ventures	—	(266)
Notes receivable proceeds from Flash Ventures	—	182
Distribution from Flash Ventures	—	176
Strategic investments and other, net	(8)	3
Net cash provided by (used in) investing activities	(173)	78
Cash flows from financing activities
Issuance of stock under employee stock plans	32	52
Taxes paid on vested stock awards under employee stock plans	(95)	(80)
Repurchases of common stock	(1,168)	—
Dividends paid to common shareholders	(77)	—
Dividends paid to preferred shareholders	(10)	—
Repayments of debt	(63)	(225)
Proceeds from debt	—	150
Net cash used in financing activities	(1,381)	(103)
Effect of exchange rate changes on cash	(2)	—
Net increase (decrease) in cash and cash equivalents	(139)	412
Cash and cash equivalents, beginning of period	2,114	1,879
Cash and cash equivalents, end of period	$1,975	$2,291
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$524	$673
Cash paid for interest	$104	$177
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 27, 2025	0.2	$229	349	$3	(2)	$(95)	$4,621	$20	$762	$5,311
Net income	—	—	—	—	—	—	—	—	1,182	1,182
Employee stock plans	—	—	—	—	1	69	(125)	—	—	(56)
Stock-based compensation	—	—	—	—	—	—	53	—	—	53
Repurchases of common stock	—	—	—	—	(6)	(557)	—	—	—	(557)
Common stock dividends	—	—	—	—	—	—	1	—	(35)	(34)
Preferred stock dividends	—	—	—	—	—	—	—	—	(5)	(5)
Net unrealized loss on derivative contracts, net of taxes	—	—	—	—	—	—	—	(6)	—	(6)
Balance at October 3, 2025	0.2	229	349	3	(7)	(583)	4,550	14	1,904	5,888
Net income	—	—	—	—	—	—	—	—	1,842	1,842
Employee stock plans	—	—	—	—	2	93	(102)	—	—	(9)
Stock-based compensation	—	—	—	—	—	—	53	—	—	53
Repurchases of common stock	—	—	—	—	(4)	(619)	—	—	—	(619)
Common stock dividends	—	—	—	—	—	—	1	—	(44)	(43)
Preferred stock dividends	—	—	—	—	—	—	—	—	(5)	(5)
Net unrealized gain on derivative contracts, net of taxes	—	—	—	—	—	—	—	4	—	4
Balance at January 2, 2026	0.2	$229	349	$3	(9)	$(1,109)	$4,502	$18	$3,697	$7,111

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

The Company manufactures, markets, and sells data storage devices and solutions globally through its sales personnel, dealers, distributors, retailers, and subsidiaries. Its extensive portfolio of technology and products addresses the following key end markets: Cloud, Client, and Consumer. Cloud is comprised primarily of products for public or private cloud environments and enterprise customers. Through the Client end market, the Company provides its original equipment manufacturer (“OEM”) and channel customers a broad array of high-performance HDD solutions across desktop and notebooks. The Consumer end market provides a wide range of retail and other end-user products, which capitalize on the strength of the Company’s product brand recognition and vast presence around the world.

The accounting policies followed by the Company are set forth in Part II, Item 8, Note 1, Organization and Basis of Presentation, of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10‑K for the year ended June 27, 2025 (the “2025 Annual Report on Form 10-K”). In the opinion of management, all adjustments necessary to fairly state the Condensed Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been made. Such adjustments consist of items of a normal, recurring nature. Certain information and disclosures normally included in the Consolidated Financial Statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the 2025 Annual Report on Form 10‑K. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

Information provided herein for the three and six months ended December 27, 2024 is presented on a continuing operations basis to reflect the impact of the Separation of the Company’s Flash business as discussed in further detail in Note 4, Discontinued Operations.

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

Segment Reporting

The Company’s Chief Executive Officer is the Company’s Chief Operating Decision Maker (“CODM”). The CODM manages the business as a provider of data storage devices based on HDD technology. The CODM evaluates the performance of the Company and makes decisions regarding the allocation of resources based on the Company’s Net income from continuing operations and Total assets. The Company has therefore determined that it has one reportable segment.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2.    Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2025, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) No. 2025-10, “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities” (“ASU 2025-10”), which establishes guidance on the recognition, measurement, and presentation of government grants. The standard may be adopted using a full retrospective, modified retrospective, or modified prospective transition method. ASU 2025-10 is effective for the year beginning June 30, 2029, and interim periods within that year, with early adoption permitted. The Company is currently assessing the impact of this guidance on its condensed consolidated financial statements and related disclosures.

In November 2025, the FASB issued ASU No. 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements” (“ASU 2025-09”), which introduces targeted improvements to better align hedge accounting with entities’ risk management activities. ASU 2025-09 is effective for the year beginning July 3, 2027, and interim periods within that year, with early adoption permitted. The Company is currently assessing the impact of this guidance on its condensed consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU No. 2025-07, “Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract” (“ASU 2025-07”), which (i) expands the scope exception of Topic 815 to exclude certain contracts with a variable that is based on operations or activities specific to one of the parties to the contract and (ii) clarifies the scope of share-based payments from a customer in a revenue contract. ASU 2025-07 is effective for the year beginning July 3, 2027, and interim periods within that year. Early adoption is permitted and must be applied as of the beginning of the fiscal year that includes the interim period. The Company currently does not expect this standard to have a material impact on its condensed consolidated financial statements and related disclosures.

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

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which is intended to improve disclosures about the expenses of public entities. The new guidance requires more detailed information about the types of expenses in commonly presented expense captions (such as cost of sales and selling, general and administrative expenses) and requires public entities to disclose, on an annual and interim basis, the amounts of expenses included in each relevant expense caption presented on the face of the income statement, within continuing operations, in a tabular format. Additionally, public entities will be required to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, the total amount of selling expenses and, in annual reporting periods, the definition of selling expenses. This standard is effective on either a prospective or retrospective basis with early adoption permitted. The Company is currently compiling the information required for these disclosures and assessing the basis of adoption and expects to adopt the guidance for annual reporting periods in its annual report for the year ending June 30, 2028.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3.    Disaggregated Revenue, Geographic Information, Concentrations of Risk, and Segment Reporting

The following table summarizes the Company’s disaggregated revenue:

	Three Months Ended		Six Months Ended
	January 2, 2026	December 27, 2024	January 2, 2026	December 27, 2024
	(in millions)
Revenue by end market
Cloud	$2,673	$2,096	$5,183	$4,005
Client	176	140	322	279
Consumer	168	173	330	337
Total revenue	$3,017	$2,409	$5,835	$4,621

Revenue by geography(1)
Americas	$1,291	$1,039	$2,391	$2,286
Asia	1,117	910	2,292	1,596
Europe, Middle East and Africa	609	460	1,152	739
Total revenue	$3,017	$2,409	$5,835	$4,621

(1)    Net revenue is attributed to geographic regions based on the ship-to location of the customer.

The Company’s top 10 customers accounted for 76% and 77%, respectively, of its net revenue for the three and six months ended January 2, 2026, compared to 67% and 65%, respectively, of its net revenue for the three and six months ended December 27, 2024. For the three months ended January 2, 2026, three customers accounted for 15%, 14%, and 14%, respectively, of the Company’s net revenue, and for the six months ended January 2, 2026, three customers accounted for 17%, 15%, and 14%, respectively, of the Company’s net revenue. For the three months ended December 27, 2024, two customers accounted for 18% and 13%, respectively, of the Company’s net revenue, and for the six months ended December 27, 2024, two customers accounted for 18% and 11%, respectively, of the Company’s net revenue.

As of January 2, 2026 and June 27, 2025, net accounts receivable were $1.69 billion and $1.49 billion, respectively, and reserves for potential credit losses were not material. As of January 2, 2026, three customers accounted for 24%, 14%, and 14%, respectively, of the Company’s net accounts receivable, and as of June 27, 2025, three customers accounted for 20%, 19%, and 12%, respectively, of the Company’s net accounts receivable.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table is a reconciliation of the Company’s measure of segment profit or loss, significant segment expenses and other segment items:

	Three Months Ended		Six Months Ended
	January 2, 2026	December 27, 2024	January 2, 2026	December 27, 2024
	(in millions)
Revenue, net	$3,017	$2,409	$5,835	$4,621
Less: Significant expenses and other segment items
Cost of revenue(1)	1,626	1,483	3,207	2,869
Research and development(1)	265	209	535	452
Selling, general and administrative(1)	107	126	218	302
Litigation matter	—	14	—	28
Business realignment charges	52	(10)	55	(7)
Stock-based compensation	53	30	106	87
Interest expense, net	42	84	84	176
Gain on retained interest in Sandisk	(1,103)	—	(1,714)	—
Other expense, net	3	6	5	2
Other segment items(2)	10	1	40	3
Income tax expense	120	—	275	90
Net income from continuing operations	$1,842	$466	$3,024	$619

(1)    Excludes amounts related to stock-based compensation and other segment items which are presented separately in the table above.
(2)    Other segment items include activity from strategic investments and other charges.

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

On February 21, 2025, the Company completed the separation of its Flash business (the “Separation”) through a pro rata distribution of 80.1% of the outstanding shares of Sandisk Corporation (“Sandisk”) to Western Digital stockholders. The Separation is intended to be tax-free for U.S. federal income tax purposes. To reflect the completion of the Separation, the Company recorded a decrease in shareholders’ equity for the net book value of applicable assets and liabilities derecognized in connection with the Separation, net of the Company’s retained ownership interest, which was initially 19.9% and was based on the net book value of the applicable assets and liabilities derecognized. As a result of the Separation, Sandisk became an independent public company and Western Digital no longer consolidates Sandisk into the Company’s financial results. The historical results of operations of Sandisk are now reported in the Company’s Condensed Consolidated Financial Statements as discontinued operations for all periods prior to the Separation on February 21, 2025. Following the Separation, as the Company no longer controls or has the ability to exert significant influence over Sandisk, the Company measures, at fair value on a recurring basis, its retained ownership interest in Sandisk common stock (see additional information in Note 6, Fair Value Measurements and Investments). In June 2025, the Company disposed of 21.3 million shares of Sandisk common stock, along with $4 million in cash, in a tax-free exchange for $800 million principal amount of the Company’s Term Loan A-3 maturing in January 2027 (the “Term Loan A-3”). The Company expects to monetize its remaining stake in Sandisk to further reduce its debt within one year from the Separation date.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides a summary of the historical results of Sandisk for the three and six months ended December 27, 2024 which have been reflected as Net income from discontinued operations, net of taxes in the Condensed Consolidated Statements of Operations:

	Three Months Ended	Six Months Ended
Net Income from Discontinued Operations, Net of Taxes	December 27, 2024
	(in millions)
Revenue, net	$1,876	$3,759
Cost of revenue	1,267	2,405
Operating expenses:
Research and development	277	534
Selling, general and administrative	106	144
Gain on business divestiture	(113)	(113)
Business separation costs	44	87
Business realignment charges	3	2
Operating income	292	700
Total interest and other expense, net	17	40
Income before taxes	275	660
Income tax expense	147	192
Net income from discontinued operations, net of taxes	$128	$468

Cash flows related to discontinued operations have not been segregated and are included in the Condensed Consolidated Statements of Cash Flows for all periods presented. The following table provides selected financial information related to cash flows from discontinued operations:

Six Months Ended
Select Cash Flow Information from Discontinued Operations	December 27, 2024
(in millions)
Purchases of property, plant and equipment	$115
Depreciation and amortization	91
Stock-based compensation	74

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5.    Supplemental Financial Statement Data

Inventories

	January 2, 2026	June 27, 2025
	(in millions)
Inventories:
Raw materials and component parts	$207	$227
Work-in-process	785	785
Finished goods	357	279
Total inventories	$1,349	$1,291

Property, plant and equipment, net

	January 2, 2026	June 27, 2025
	(in millions)
Property, plant and equipment:
Land and improvements	$225	$225
Buildings and improvements	1,586	1,550
Machinery and equipment	6,649	6,488
Computer equipment and software	272	257
Furniture and fixtures	36	33
Construction-in-process	446	532
Property, plant and equipment, gross	9,214	9,085
Accumulated depreciation	(6,862)	(6,742)
Property, plant and equipment, net	$2,352	$2,343

Non-current assets

	January 2, 2026	June 27, 2025
	(in millions)
Non-current assets:
Deferred tax assets	$925	$1,007
Other non-current assets	484	477
Total non-current assets	$1,409	$1,484

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Product warranty accrual

Changes in the warranty accrual were as follows:

	Three Months Ended		Six Months Ended
	January 2, 2026	December 27, 2024	January 2, 2026	December 27, 2024
	(in millions)
Warranty accrual, beginning of period	$160	$119	$152	$142
Charges to operations	29	25	56	49
Utilization	(13)	(13)	(37)	(43)
Changes in estimate related to pre-existing warranties	1	(10)	6	(27)
Warranty accrual, end of period	$177	$121	$177	$121

The current portion of the warranty accrual was classified in Accrued expenses and the long-term portion was classified in Other liabilities, as noted below:

	January 2, 2026	June 27, 2025
	(in millions)
Warranty accrual:
Current portion	$49	$57
Long-term portion	128	95
Total warranty accrual	$177	$152

Other liabilities

	January 2, 2026	June 27, 2025
	(in millions)
Other liabilities:
Non-current portion of unrecognized tax benefits	$207	$163
Other non-current liabilities	459	396
Total other liabilities	$666	$559

Goodwill

Goodwill is not amortized. Instead, it is tested for impairment annually as of the beginning of the Company’s fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Management performed goodwill impairment assessments and concluded there were no impairments for each of the three or six months ended January 2, 2026 and December 27, 2024. The carrying amount of goodwill was $4.32 billion as of both January 2, 2026 and June 27, 2025.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accumulated other comprehensive income

Accumulated other comprehensive income refers to expenses, gains, and losses that are recorded as an element of shareholders’ equity but are excluded from net income. The components of Accumulated other comprehensive income were as follows:

	Actuarial Pension Gains	Foreign Currency Translation Adjustment	Unrealized Gains on Derivative Contracts	Total Accumulated Other Comprehensive Income
	(in millions)
Balance at June 27, 2025	$16	$(2)	$6	$20
Other comprehensive loss before reclassifications	—	—	(1)	(1)
Amounts reclassified from accumulated other comprehensive income	—	—	(3)	(3)
Income tax benefit related to items of other comprehensive loss	—	—	2	2
Net current-period other comprehensive loss	—	—	(2)	(2)
Balance at January 2, 2026	$16	$(2)	$4	$18

During the three and six months ended January 2, 2026, the amounts reclassified from Accumulated other comprehensive income were losses related to foreign exchange contracts that were substantially charged to Cost of revenue in the Condensed Consolidated Statements of Operations.

As of January 2, 2026, all existing net gains related to cash flow hedges recorded in Accumulated other comprehensive income are expected to be reclassified to earnings within the next twelve months.

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

The following tables present information about the Company’s financial instruments that were measured at fair value on a recurring basis for the periods presented and indicate the fair value hierarchy of the valuation techniques utilized to determine such values:

	January 2, 2026
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Retained interest in Sandisk	$2,068	$—	$—	$2,068
Cash equivalents - Money market funds	133	—	—	133
Foreign exchange contracts	—	13	—	13
Total assets at fair value	$2,201	$13	$—	$2,214
Liabilities:
Foreign exchange contracts	$—	$7	$—	$7
Total liabilities at fair value	$—	$7	$—	$7

	June 27, 2025
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Retained interest in Sandisk	$354	$—	$—	$354
Cash equivalents - Money market funds	285	—	—	285
Foreign exchange contracts	—	10	—	10
Total assets at fair value	$639	$10	$—	$649
Liabilities:
Foreign exchange contracts	$—	$4	$—	$4
Total liabilities at fair value	$—	$4	$—	$4

During the periods presented, the Company had no transfers of financial instruments between levels and there were no changes in valuation techniques or the inputs used in the fair value measurement.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Financial Instruments Not Carried at Fair Value

For financial instruments where the carrying value (which includes principal adjusted for any unamortized issuance costs and discounts or premiums) differs from fair value (which is based on quoted market prices), the following table represents the related carrying value and fair value for each of the Company’s outstanding financial instruments. Each of the financial instruments presented below were categorized as Level 2 for all periods presented, based on the frequency of trading immediately prior to the end of the second quarter of 2026 and the fourth quarter of 2025, respectively.

	January 2, 2026		June 27, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
4.75% senior unsecured notes due 2026	$500	$500	$500	$499
Variable interest rate Term Loan A-3 maturing 2027	1,582	1,593	1,642	1,655
3.00% convertible notes due 2028	1,579	7,993	1,575	2,849
2.85% senior notes due 2029	498	478	498	463
3.10% senior notes due 2032	496	462	496	442
Total	$4,655	$11,026	$4,711	$5,908

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7.    Debt

Debt consisted of the following:

	January 2, 2026	June 27, 2025
	(in millions)
4.75% senior unsecured notes due 2026	$500	$500
Variable interest rate Term Loan A-3 maturing 2027	1,586	1,649
3.00% convertible notes due 2028	1,600	1,600
2.85% senior notes due 2029	500	500
3.10% senior notes due 2032	500	500
Total debt	4,686	4,749
Issuance costs	(31)	(38)
Subtotal	4,655	4,711
Less: current portion of long-term debt	(2,226)	(2,226)
Long-term debt	$2,429	$2,485

During the three and six months ended January 2, 2026, the Company made scheduled repayments of $32 million and $63 million, respectively, under Term Loan A-3. The Company intends to redeem or repay the outstanding $500 million aggregate principal amount of 4.75% senior unsecured notes due 2026 on or before the scheduled maturity date of February 15, 2026.

The Term Loan A-3 bears interest, at the Company’s option, at a base rate plus an applicable margin (as defined in the loan agreement governing the Term Loan A-3, which the Company refers to as the “Loan Agreement”). The all-in interest rate for Term Loan A-3 as of January 2, 2026 was 5.300%.

As of January 2, 2026, the Company had no outstanding standby letters of credit and the available capacity under the revolving credit facility maturing in January 2027 was $1.25 billion as of that date.

The Loan Agreement requires the Company to comply with a financial leverage ratio covenant. As of January 2, 2026, the Company was in compliance with the financial covenant.

As of January 2, 2026, the Company had outstanding $1.60 billion aggregate principal amount of convertible senior notes pursuant to an indenture dated as of November 3, 2023 (the “Indenture”), which bear interest at an annual rate of 3.00% and mature on November 15, 2028, unless earlier repurchased, redeemed or converted (the “2028 Convertible Notes”).

The 2028 Convertible Notes are convertible at the option of any holder beginning August 15, 2028, at a conversion price of approximately $37.74 per share of common stock (as of January 2, 2026, as adjusted in accordance with the Indenture as a result of the Separation and dividends paid on the Company’s common stock). Prior to August 15, 2028, if the trading price of the Company’s common stock remains above 130% of the conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading-day period prior to the end of a calendar quarter, holders of the 2028 Convertible Notes would have the right to convert the 2028 Convertible Notes during the next succeeding calendar quarter. The 2028 Convertible Notes are also convertible prior to August 15, 2028 upon the occurrence of certain corporate events. Upon any conversion of the 2028 Convertible Notes, the Company will pay cash for the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination thereof, at the Company’s election, in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of the notes being converted. On or after November 15, 2026, the Company may redeem for cash, at par plus accrued interest, all or any portion of the 2028 Convertible Notes, at its option, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 10 trading days during any 20 consecutive trading day period immediately preceding the date of the Company’s redemption notice.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the calendar quarter ended December 31, 2025, the sale price conditional conversion feature of the 2028 Convertible Notes was triggered, which provides the holders of those notes with the right to convert during the succeeding calendar ending March 31, 2026. Similarly, during the calendar quarter ended June 30, 2025, the sale price conditional conversion feature of the 2028 Convertible Notes was also triggered, which then provided the holders with the right to convert during the succeeding calendar quarter ended September 30, 2025. Consequently, the Company classified the 2028 Convertible Notes in the Current portion of long-term debt in the Condensed Consolidated Financial Statements as of each of January 2, 2026 and June 27, 2025. The Company will continue to evaluate the conversion feature quarterly to determine if the 2028 Convertible Notes remain convertible in future periods.

In connection with the issuance of the 2028 Convertible Notes, the Company also entered into privately negotiated capped call transactions with certain counterparties (the “Capped Calls”). As of January 2, 2026, the Capped Calls each have a strike price of approximately $37.74 per share, as adjusted in accordance with the terms of the agreements and corresponds to the current conversion price of the 2028 Convertible Notes. The Capped Calls are subject to the same adjustments applicable to the conversion price of the 2028 Convertible Notes, which the Company expects will result in adjusted cap prices of approximately $50.43 per share, subject to certain adjustments. The Capped Calls are generally intended to reduce or offset the potential dilution to the Company’s common stock upon any conversion of the 2028 Convertible Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. If the market price per share of the Company’s common stock, as measured under the terms of the Capped Calls, exceeds the cap prices of the Capped Calls, there would not be an offset for the excess. The Capped Calls are separate transactions and not part of the terms of the 2028 Convertible Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in shareholders’ equity and are not accounted for as derivatives.

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

The following table presents right-of-use lease assets and lease liabilities included in the Company’s Condensed Consolidated Balance Sheets:

	January 2, 2026	June 27, 2025
	(in millions)
Operating lease right-of-use assets (included in Other non-current assets)	$132	$123

Operating lease liabilities:
Current portion of long-term operating lease liabilities (included in Accrued expenses)	33	31
Long-term operating lease liabilities (included in Other liabilities)	115	110
Total operating lease liabilities	$148	$141

The following table summarizes supplemental disclosures of operating cost and cash flow information related to operating leases:

	Three Months Ended		Six Months Ended
	January 2, 2026	December 27, 2024	January 2, 2026	December 27, 2024
	(in millions)
Cost of operating leases	$9	$7	$18	$17
Cash paid for operating leases	9	9	19	20
Operating lease assets obtained in exchange for operating lease liabilities	23	7	23	12

The weighted average remaining lease term and discount rate for the Company’s operating leases were as follows:

	January 2, 2026	June 27, 2025
Weighted average remaining lease term in years	5.9	6.1
Weighted average discount rate	5.1%	5.0%

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of January 2, 2026, minimum lease payments were as follows:

Lease Amounts
(in millions)
Remaining six months of 2026	$19
2027	36
2028	28
2029	22
2030	17
Thereafter	49
Total future minimum lease payments	171
Less: imputed interest	23
Present value of lease liabilities	$148

Purchase Obligations and Other Commitments

In the normal course of business, the Company enters into purchase orders with suppliers for the purchase of components used to manufacture its products. These purchase orders generally cover forecasted component supplies needed for production during the next quarter, are recorded as a liability upon receipt of the components, and generally may be changed or canceled at any time prior to shipment of the components. The Company also enters into long-term agreements with suppliers that contain fixed future commitments, which are contingent on certain conditions, such as performance, quality and technology of the vendor’s components. As of January 2, 2026, the Company had the following minimum long-term commitments:

Long-Term Commitments
(in millions)
Remaining six months of 2026	$32
2027	56
Total	$88

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

On December 20, 2021, the Organization for Economic Co-operation and Development G20 (“OECD/G20”) Inclusive Framework on Base Erosion and Profit Shifting released Model Global Anti-Base Erosion rules under Pillar Two. Several non-U.S. jurisdictions have either enacted legislation or announced their intention to enact future legislation to adopt certain or all components of Pillar Two, also known as Global Minimum Tax (“GMT”). For 2026, the Company is subject to GMT in Malaysia, Thailand, and the Philippines.

The following table presents the Company’s Income tax expense and the effective tax rate:

	Three Months Ended		Six Months Ended
	January 2, 2026	December 27, 2024	January 2, 2026	December 27, 2024
	($ in millions)
Income before taxes	$1,962	$466	$3,299	$709
Income tax expense	120	—	275	90
Effective tax rate	6%	—%	8%	13%

The primary drivers of the difference between the effective tax rate for the three and six months ended January 2, 2026 and the U.S. Federal statutory rate of 21% are the relative mix of earnings and losses by jurisdiction, the deduction for FDDEI, tax credits, and the gain on the retained interest in Sandisk being tax-free due to the Separation of the Flash business. These resulted in decreases to the Company’s effective tax rate below the U.S. Federal statutory rate for the three and six months ended January 2, 2026. The Company’s income tax provision for the three and six months ended January 2, 2026 includes GMT for Malaysia as well as Thailand and the Philippines, countries for which the Company maintains tax holidays.

The primary drivers of the difference between the effective tax rate for the three and six months ended December 27, 2024 and the U.S. Federal statutory rate of 21% were the relative mix of earnings and losses by jurisdiction, tax credits, and tax holidays in Thailand and the Philippines. In addition, the effective tax rate for the six months ended December 27, 2024 includes the discrete effect of a net decrease of $30 million to the liability for unrecognized tax benefits, which includes interest and offsetting tax benefits, as a result of adjustments to align with U.S. Internal Revenue Service (“IRS”) calculations.

Liability for Uncertain Tax Positions

With the exception of certain unrecognized tax benefits that are directly associated with the tax position taken, unrecognized tax benefits are presented gross in the Condensed Consolidated Balance Sheets.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following is a reconciliation of the total amounts of unrecognized tax benefits excluding accrued interest and penalties for the six months ended January 2, 2026 (in millions):

Accrual balance as of June 27, 2025	$569
Gross increases related to current year tax positions	6
Gross increases related to prior year tax positions	34
Settlements	(1)
Lapse of statute of limitations	(1)
Accrual balance as of January 2, 2026	$607

In addition to the amounts noted above, interest and penalties related to unrecognized tax benefits are recognized in liabilities recorded for uncertain tax positions and are recorded in the provision for income taxes. Accrued interest and penalties included in the Company’s liability related to unrecognized tax benefits as of January 2, 2026 was $97 million. Of the aggregate unrecognized tax benefits, including interest and penalties, approximately $130 million could result in potential cash payments to be made within the next twelve months.

The Company believes that an adequate provision has been made for any adjustments that may result from any other tax examinations; however, the outcome of such tax examinations cannot be predicted with certainty. If any issues addressed in the Company’s tax examinations are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

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

The Company recorded the following net charges related to these actions for the periods presented:

	Three Months Ended		Six Months Ended
	January 2, 2026	December 27, 2024	January 2, 2026	December 27, 2024
	(in millions)
Cash-based employee termination benefits	$52	$—	$55	$—
Stock-based employee termination benefits	3	—	3	—
Contract termination and other	—	(10)	—	(7)
Total business realignment charges	$55	$(10)	$58	$(7)

In addition, in January 2026, the Company implemented additional actions to further streamline functions and expects to record incremental employee termination costs of approximately $50 million in the remainder of 2026.

The following table presents an analysis of the components of these activities against the reserve (included in Accrued expenses) during the six months ended January 2, 2026:

	Employee Termination Benefits	Contract Termination and Other	Total
	(in millions)
Accrual balance as of June 27, 2025	$1	$9	$10
Charges	55	—	55
Cash payments	(10)	(2)	(12)
Accrual balance as of January 2, 2026	$46	$7	$53

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

Obligations and Funded Status

The following table presents the unfunded status of the benefit obligations for the Pension Plans:

	January 2, 2026	June 27, 2025
	(in millions)
Benefit obligation at end of period	$257	$272
Less: Fair value of plan assets at end of period	179	204
Unfunded status	$78	$68

The following table presents the unfunded amounts related to the Pension Plans as recognized on the Company’s Condensed Consolidated Balance Sheets:

	January 2, 2026	June 27, 2025
	(in millions)
Current liabilities (included in Accrued expenses)	$1	$1
Non-current liabilities (included in Other liabilities)	77	67
Net amount recognized	$78	$68

Net periodic benefit costs were immaterial for the three and six months ended January 2, 2026 and December 27, 2024.

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

	Three Months Ended		Six Months Ended
	January 2, 2026	December 27, 2024	January 2, 2026	December 27, 2024
	(in millions)
RSUs and PSUs	$49	$27	$98	$76
ESPP	4	3	8	11
Total	$53	$30	$106	$87

	Three Months Ended		Six Months Ended
	January 2, 2026	December 27, 2024	January 2, 2026	December 27, 2024
	(in millions)
Cost of revenue	$8	$9	$17	$19
Research and development	23	15	46	35
Selling, general and administrative	19	6	40	33
Business realignment charges	3	—	3	—
Subtotal	53	30	106	87
Tax benefit	(6)	(5)	(13)	(11)
Total	$47	$25	$93	$76

Any shortfalls or excess windfall tax benefits and tax deficiencies for shortfalls related to the vesting and exercise of stock-based awards, which are recognized as a component of the Company’s Income tax expense, were immaterial for the periods presented.

Compensation cost related to unvested RSUs, PSUs, and rights to purchase shares of common stock under the ESPP are generally amortized on a straight-line basis over the remaining average service period. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of January 2, 2026:

	Unamortized Compensation Cost	Weighted Average Service Period
	(in millions)	(years)
RSUs and PSUs (1)	$335	2.0
ESPP	19	1.0
Total unamortized compensation cost	$354

(1)    Weighted average service period assumes the performance conditions are met for the PSUs.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Plan Activities

RSUs and PSUs

The following table summarizes RSU and PSU activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value at Vest Date
	(in millions)		(in millions)
RSUs and PSUs outstanding at June 27, 2025	9.7	$33.56
Granted	2.5	72.20
Vested	(2.8)	34.14	$278
Forfeited	(0.3)	35.31
RSUs and PSUs outstanding at January 2, 2026	9.1	$44.51

RSUs and PSUs are generally settled in an equal number of shares of the Company’s common stock at the time of vesting of the units.

Convertible Preferred Stock

On January 31, 2023, the Board of Directors of the Company authorized the designation of 900,000 shares of Series A Convertible Perpetual Preferred Stock, par value $0.01 per share (the “Preferred Shares”), from the Company’s existing 5,000,000 authorized but unissued shares of preferred stock and issued the Preferred Shares through a private placement. As of both January 2, 2026 and June 27, 2025, 235,000 of the Preferred Shares were outstanding.

The Preferred Shares have an initial stated value of $1,000 per share and accrue a cumulative preferred dividend at an annual rate of 6.25% per annum (increasing to 7.25% per annum on January 31, 2030 and to 8.25% per annum on January 31, 2033) compounded on a quarterly basis. Such dividends are payable on a quarterly basis in cash or in-kind through an increase to the stated value. Through December 27, 2024, the Company paid quarterly dividends on the Preferred Shares in-kind through an increase to the stated value. Subsequently, quarterly dividends on the Preferred Shares have been made in cash, including $4 million and $8 million paid in the three and six months ended January 2, 2026, respectively. The Preferred Shares also participate in any dividends declared for common shareholders on an as-converted equivalent basis.

As of January 2, 2026, the Preferred Shares are convertible into shares of the Company’s common stock at a conversion rate of approximately $35.51 per share, as adjusted in accordance with the Certificate of Designations for the Preferred Shares (the “Conversion Price”). This rate is subject to future anti-dilution adjustments and certain other one-time adjustments in the event of various specified spin-off transactions. The conversion applies to the total of the stated value of the Preferred Shares, including dividends paid in-kind. As of January 2, 2026 and June 27, 2025, the Preferred Shares outstanding had an aggregate liquidation preference, including previous dividends paid in-kind, of $265 million as of each date, and would have been convertible, if otherwise permitted, into approximately 7 million shares of common stock as of each date. The Company may opt to convert the Preferred Shares after January 31, 2026, if the closing price per share of the Company’s common stock exceeds 150% of the Conversion Price for at least 20 out of 30 consecutive trading days immediately before the Company’s conversion notice.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Share Repurchase Program

On May 9, 2025, the Company’s Board of Directors authorized a share repurchase program for the repurchase of up to $2.0 billion of the Company’s common stock (the “Share Repurchase Program”). There is no expiration date for the Share Repurchase Program. During the three months ended January 2, 2026, the Company repurchased 3.8 million shares under the Share Repurchase Program for a total cash cost of $615 million plus $4 million for accrued excise taxes. During the six months ended January 2, 2026, the Company repurchased 10.2 million shares under the Share Repurchase Program for a total cash cost of $1.17 billion plus $8 million for accrued excise taxes. As of January 2, 2026, the Company had $684 million available for purchases pursuant to the Share Repurchase Program. Repurchases under the Share Repurchase Program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Company expects shares repurchased under the Share Repurchase Program to be funded principally by operating cash flows. The amount and timing of share repurchases will depend on market conditions and other corporate considerations. The Company may suspend or discontinue the Share Repurchase Program at any time.

Dividends to Common Shareholders

On April 29, 2025, the Company’s Board of Directors authorized the adoption of a cash dividend program. Under the cash dividend program, holders of the Company’s common stock will receive dividends when and as declared by the Board of Directors. During the three months ended January 2, 2026, the Company paid cash dividends of $0.125 per share of its outstanding common stock, totaling $43 million, plus $1 million paid to holders of the Company’s Preferred Shares in accordance with their participation rights. During the six months ended January 2, 2026, the Company paid aggregate cash dividends of $0.225 per share of its outstanding common stock, totaling $77 million, plus $2 million paid to holders of the Company’s Preferred Shares in accordance with their participation rights.

Subsequent to quarter-end, on January 28, 2026, the Board of Directors declared a cash dividend of $0.125 per share of the Company’s common stock, which will be paid on March 18, 2026 to shareholders of record as of the close of business on March 5, 2026.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 13.    Net Income Per Common Share

The following table presents the computation of basic and diluted income per common share:

	Three Months Ended		Six Months Ended
	January 2, 2026	December 27, 2024	January 2, 2026	December 27, 2024
	(in millions, except per share data)
Net income from continuing operations	$1,842	$466	$3,024	$619
Dividends allocated to preferred shareholders	(5)	(4)	(10)	(8)
Income attributable to participating securities(1)	(39)	(7)	(64)	(9)
Net income from continuing operations attributable to common shareholders - basic	1,798	455	2,950	602
Net income from discontinued operations, net of taxes, attributable to common shareholders	—	126	—	460
Net income attributable to common shareholders - basic	$1,798	$581	$2,950	$1,062

Net income from continuing operations attributable to common shareholders - basic	$1,798	$455	$2,950	$602
Re-allocation of participating securities considered potentially dilutive	4	—	6	1
Net income from continuing operations attributable to common shareholders - diluted	1,802	455	2,956	603
Net income from discontinued operations, net of taxes, attributable to common shareholders	—	126	—	460
Net income attributable to common shareholders - diluted	$1,802	$581	$2,956	$1,063

Weighted average shares:
Basic	341	346	343	345
RSUs, PSUs, ESPP, and convertible notes	40	11	35	12
Diluted	381	357	378	357

Net income per common share:
Basic:
Continuing operations	$5.27	$1.32	$8.60	$1.74
Discontinued operations	—	0.36	—	1.34
Net income per common share	5.27	1.68	8.60	3.08
Diluted:
Continuing operations	4.73	1.27	7.82	1.69
Discontinued operations	—	0.36	—	1.29
Net income per common share	4.73	1.63	7.82	2.98

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Potentially dilutive common shares include dilutive outstanding RSUs and PSUs, rights to purchase shares of common stock under the Company’s ESPP, shares issuable in connection with the Company’s convertible notes, and Preferred Shares. For the three and six months ended January 2, 2026 and December 27, 2024, based on the Company’s average stock price during the period, an insignificant number of common shares subject to outstanding equity awards were anti-dilutive.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 14.    Legal Proceedings

Intellectual Property Litigation

On September 28, 2016, SPEX Technologies, Inc. (“SPEX”) filed a lawsuit in the Central District Court against the Company and two of the Company’s current or former wholly-owned subsidiaries, Western Digital Technologies, Inc. and HGST Inc., alleging infringement of U.S. Patent Nos. 6,088,802 and 6,003,135, both of which allegedly relate to moving a security mechanism (e.g., the encrypting/decrypting mechanism) from a host computer or a separate device to a peripheral device that provides data storage. As the case progressed, SPEX dismissed its allegations relating to U.S. Patent No. 6,003,135 and narrowed its case to one claim related to U.S. Patent No. 6,088,802 and asserted this against certain HDD products that may include certain encryption capabilities. The trial commenced on October 8, 2024, and concluded on October 18, 2024, and the jury awarded SPEX damages of $316 million for the use of one claim related to U.S. Patent No. 6,088,802 in the past, prior to its expiration in 2017. On January 8, 2025, the Court entered judgment for SPEX in accordance with the verdict and also awarded SPEX prejudgment interest of $237 million and legal costs. On June 16, 2025, the Court ruled on the Company’s post-trial motions, finding that SPEX did not present sufficient evidence on which a damages award could be determined and therefore awarded nominal damages of $1. On June 27, 2025, the Court entered an amended judgment awarding SPEX nominal damages of $1 with no prejudgment interest and no legal costs. The Company has appealed the infringement finding, and SPEX has appealed damages-related issues. Based on available appellate arguments, the Company believes a loss is not probable and has not accrued a liability as a result of the jury verdict or the entry of amended judgment in its financial statements as of January 2, 2026.

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

Our Company

We are a leading developer, manufacturer, and provider of data storage devices and solutions based on hard disk drive (“HDD”) technology. We leverage our capability in the HDD industry primarily for the cloud and hyperscale data center markets. HDDs are critical components in the worldwide data infrastructure market, powering the digital economy. HDDs provide reliable, cost-effective, high-capacity storage needs for a wide range of applications, ranging from cloud data centers, enterprise storage systems, edge computing, video surveillance, to client and consumer.

Our broad portfolio of technology and products addresses our customers’ storage needs through multiple end markets: “Cloud,” “Client” and “Consumer”. Cloud is comprised primarily of products for public or private cloud environments and enterprise customers. Through the Client end market, we provide our OEM and channel customers a broad array of high-performance HDD solutions across desktop and notebooks. The Consumer end market provides a broad range of retail and other end-user products, which capitalize on the strength of our product brand recognition and vast points of presence around the world.

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

Key Developments

Separation of Business Units

On February 21, 2025 (the “Separation Date”), we completed the separation of our HDD and Flash business units (the “Separation”) to create two independent public companies, with Western Digital continuing our existing HDD business and Sandisk Corporation (“Sandisk”), formerly a wholly-owned subsidiary of the Company, holding the Flash business. We believe the Separation has better positioned us as a pure-play HDD company that can execute innovative technology and product development, capitalize on unique growth opportunities, extend our leadership position, operate more efficiently, and pursue capital allocation strategies to maximize long-term shareholder value. As part of the Separation, we initially retained 28.8 million shares of Sandisk common stock, of which 21.3 million shares were used in the three months ended June 27, 2025 in a tax-free exchange to reduce approximately $800 million principal amount of our term loan A-3. We expect to monetize our remaining stake in Sandisk to further reduce our debt within one year from the Separation Date.

Prior period information provided herein is presented on a continuing operations basis to reflect the impact of the Separation. See Part I, Item 1, Note 4, Discontinued Operations, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Separation.

Macroeconomic Conditions and Outlook

The increasing long-term demand for data storage in the cloud is benefiting our HDD business. The adoption of artificial intelligence (“AI”) and workloads driven by hybrid data is driving additional growth in data storage as well. This creates an accelerated demand for high-capacity drives, resulting in greater manufacturing complexity and longer production lead times. In response, customers are partnering with us earlier to support their future growth requirements and are extending the duration of their commercial arrangements.

The United States has been making changes to its trade policy, including increasing tariffs on imports, in some cases significantly. Several of these tariff actions have been followed by announcements of limited exemptions, temporary pauses or other changes. These actions have caused substantial uncertainty and have also resulted in retaliatory measures. Our business and results of operations have not been materially impacted through the second quarter of 2026 as a result of these tariff actions, but we are actively monitoring developments and exploring opportunities to mitigate potential future tariff and retaliatory actions. For additional information, please see Part I, Item 1A, Risk Factors, included in our 2025 Annual Report on Form 10-K.

Results of Operations

Second Quarter and First Half Overview

The following table sets forth, for the periods presented, selected summary information from our Condensed Consolidated Statements of Operations by dollars and percentage of net revenue(1):

	Three Months Ended
	January 2, 2026		December 27, 2024		$ Change	% Change
	($ in millions)
Revenue, net	$3,017	100.0%	$2,409	100.0%	$608	25%
Cost of revenue	1,637	54.3	1,502	62.3	135	9
Gross profit	1,380	45.7	907	37.7	473	52
Operating expenses:
Research and development	289	9.6	225	9.3	64	28
Selling, general and administrative	128	4.2	132	5.5	(4)	(3)
Business realignment charges	55	1.8	(10)	(0.4)	65	(650)
Total operating expenses	472	15.6	347	14.4	125	36
Operating income	908	30.1	560	23.2	348	62
Interest and other income (expense):
Interest income	12	0.4	9	0.4	3	33
Interest expense	(54)	(1.8)	(93)	(3.9)	39	(42)
Gain on retained interest in Sandisk	1,103	36.6	—	—	1,103	n/a
Other income (expense), net	(7)	(0.2)	(10)	(0.4)	3	30
Total interest and other income (expense), net	1,054	34.9	(94)	(3.9)	1,148	(1,221)
Income before taxes	1,962	65.0	466	19.3	1,496	321
Income tax expense	120	4.0	—	—	120	n/a
Net income from continuing operations	$1,842	61.1%	$466	19.3%	$1,376	295%

(1)    Percentages may not total due to rounding.

	Six Months Ended
	January 2, 2026		December 27, 2024		$ Change	% Change
	($ in millions)
Revenue, net	$5,835	100.0%	$4,621	100.0%	$1,214	26%
Cost of revenue	3,228	55.3	2,908	62.9	320	11
Gross profit	2,607	44.7	1,713	37.1	894	52
Operating expenses:
Research and development	583	10.0	487	10.5	96	20
Selling, general and administrative	266	4.6	336	7.3	(70)	(21)
Litigation matter	—	—	3	0.1	(3)	(100)
Business realignment charges	58	1.0	(7)	(0.2)	65	(929)
Total operating expenses	907	15.5	819	17.7	88	11
Operating income	1,700	29.1	894	19.3	806	90
Interest and other income (expense):
Interest income	29	0.5	16	0.3	13	81
Interest expense	(113)	(1.9)	(192)	(4.2)	79	(41)
Gain on retained interest in Sandisk	1,714	29.4	—	—	1,714	n/a
Other income (expense), net	(31)	(0.5)	(9)	(0.2)	(22)	244
Total interest and other income (expense), net	1,599	27.4	(185)	(4.0)	1,784	(964)
Income before taxes	3,299	56.5	709	15.3	2,590	365
Income tax expense	275	4.7	90	1.9	185	206
Net income from continuing operations	$3,024	51.8%	$619	13.4%	$2,405	389%

(1)    Percentages may not total due to rounding.

The following table sets forth for the periods presented, summary information regarding our disaggregated revenue:

	Three Months Ended		Six Months Ended
	January 2, 2026	December 27, 2024	January 2, 2026	December 27, 2024
	(in millions)
Revenue by end market
Cloud	$2,673	$2,096	$5,183	$4,005
Client	176	140	322	279
Consumer	168	173	330	337
Total revenue	$3,017	$2,409	$5,835	$4,621

Revenue by geography(1)
Americas	$1,291	$1,039	$2,391	$2,286
Asia	1,117	910	2,292	1,596
Europe, Middle East and Africa	609	460	1,152	739
Total revenue	$3,017	$2,409	$5,835	$4,621

(1)    Net revenue is attributed to geographic regions based on the ship-to location of the customer.

Net Revenue

Comparison of Three and Six Months Ended January 2, 2026 to Three and Six Months Ended December 27, 2024

Net revenue increased by 25% for the three months ended January 2, 2026 from the comparable period in the prior year, driven by a 22% increase in exabytes sold and a 2% increase in average selling price per exabyte. The increase in exabytes sold was driven by strong demand for our high-capacity enterprise products. The increase in average selling price per exabyte was due to improved pricing on our higher capacity drives. Net revenue increased by 26% for the six months ended January 2, 2026 from the comparable period in the prior year, driven by a 23% increase in exabytes sold and a 3% increase in average selling price per exabyte. The increase in exabytes sold and increase in average selling price per exabyte were attributable to the same factors noted for the three-month period above.

Cloud revenue increased by 28% for the three months ended January 2, 2026 from the comparable period in the prior year, driven by a 24% increase in exabytes sold and a 3% increase in average selling price per exabyte. The increase in exabytes sold was driven by strong demand for our high-capacity enterprise products. The increase in average selling price per exabyte was due to improved pricing on our higher capacity drives. Cloud revenue increased by 29% for the six months ended January 2, 2026 from the comparable period in the prior year, driven by a 25% increase in exabytes sold and a 3% increase in average selling price per exabyte. The increase in exabytes sold and increase in average selling price per exabyte were attributable to the same factors noted for the three-month period above.

Client revenue increased by 26% for the three months ended January 2, 2026 from the comparable period in the prior year, driven by a 17% increase in average selling price per exabyte and a 7% increase in exabytes sold. The increase in average selling price per exabyte was due to a shift in product mix to our higher capacity drives. The increase in exabytes sold was driven by strong demand. Client revenue increased by 15% for the six months ended January 2, 2026 from the comparable period in the prior year, driven by a 18% increase in average selling price per exabyte, partially offset by a 2% decrease in exabytes sold. The increase in average selling price per exabyte was due to a shift in product mix to our higher capacity drives. The decrease in exabytes sold was driven by lower demand in the first three months of the year.

Consumer revenue decreased by 3% for the three months ended January 2, 2026 from the comparable period in the prior year, driven by a 5% decrease in exabytes sold, partially offset by a 3% increase in average selling price per exabyte, both of which reflect variations in product mix and demand. Consumer revenue decreased by 2% for the six months ended January 2, 2026 from the comparable period in the prior year, driven by a 2% decrease in average selling price per exabyte while volume remained relatively flat, which reflects routine variations in product mix and demand.

The mix of net revenue by geography for the three months ended January 2, 2026 was relatively consistent with the comparable period in the prior year. The mix of net revenue by geography for the six months ended January 2, 2026 compared to the comparable period in the prior year reflects higher revenue in the Asia and Europe, Middle East and Africa regions as customers expanded data center capacity in these regions in the first three months of the year.

Our top 10 customers accounted for 76% and 77%, respectively, of our net revenue for the three and six months ended January 2, 2026, compared to 67% and 65%, respectively, of our net revenue for the three and six months ended December 27, 2024. For the three months ended January 2, 2026, three customers accounted for 15%, 14%, and 14%, respectively, of our net revenue, and for the three months ended December 27, 2024, two customers accounted for 18% and 13%, respectively, of our net revenue. For the six months ended January 2, 2026, three customers accounted for 17%, 15%, and 14%, respectively, of our net revenue, and for the six months ended December 27, 2024, two customers accounted for 18% and 11%, respectively, of our net revenue.

Gross Profit and Gross Margin

Gross profit increased by $473 million for the three months ended January 2, 2026 from the comparable period in the prior year, due to an increased volume of shipments, a lower cost structure on our newer generation products and improved pricing on our higher capacity drives. Gross margin increased by 8 percentage points year over year, primarily due to a lower cost structure on our newer generation products and improved pricing on our higher capacity drives. Gross profit increased by $894 million for the six months ended January 2, 2026 from the comparable period in the prior year and gross margin increased by 8 percentage points year over year, primarily due to the same factors noted for the three-month period above.

Operating Expenses

Research and development (“R&D”) expense increased by $64 million for the three months ended January 2, 2026 from the comparable period in the prior year. The increase was attributable to higher variable compensation, as a result of our company performance and further investment for innovation, technology and product development. R&D expense increased by $96 million for the six months ended January 2, 2026 from the comparable period in the prior year. The increase was driven by the same factors noted for the three-month period above. In future periods, we expect modest increases in R&D as we continue to innovate and develop higher capacity and performance HDD.

Selling, general and administrative (“SG&A”) expense was relatively flat for the three months ended January 2, 2026 from the comparable period in the prior year, which reflects approximately $30 million of higher variable compensation, as a result of our company performance, offset by general corporate overhead roles in the prior year that have since transferred to Sandisk and were not backfilled after the Separation. SG&A expense decreased by $70 million for the six months ended January 2, 2026 from the comparable period in the prior year. The decrease reflects $37 million of lower compensation and benefits in the first three months of the year, which was driven by certain general corporate overhead roles in the prior year that have since transferred to Sandisk and were not backfilled after the Separation. The decrease also reflects $30 million of lower service fees resulting from reduced marketing activities and legal costs in the first three months of the year.

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

Interest and Other Income (Expense)

Total interest and other income (expense), changed by $1.15 billion for the three months ended January 2, 2026 from the comparable period in the prior year. The change reflects an unrealized gain of $1.10 billion on our retained interest in Sandisk based on the mark-to-market value as of January 2, 2026, and lower interest expense of $39 million, which reflects the reduction in our debt. Total interest and other income (expense), changed by $1.78 billion for the six months ended January 2, 2026 from the comparable period in the prior year. The change primarily reflects an unrealized gain of $1.71 billion on our retained interest in Sandisk based on the mark-to-market value as of January 2, 2026, and lower interest expense of $79 million, which reflects the reduction in our debt.

Income Taxes

Previously, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminated the ability to deduct R&D expenditures in the year incurred, requiring capitalization and amortization under Internal Revenue Code Section 174. On July 4, 2025, the One Big Beautiful Bill Act of 2025 (“OBBBA”) was signed into law, which includes broad tax reform provisions that extend and modify key elements of the TCJA. Notably, the new legislation now allows an option for the immediate expensing of domestic R&D expenditures, beginning with 2026. The legislation also includes favorable modifications to international tax provisions, including changes to the Global Intangible Low-Taxed Income regime and enhancements to the Foreign-Derived Deduction Eligible Income (“FDDEI”) deduction that will become effective for us in 2027.

On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law, which contained, among other things, a corporate alternative minimum tax (“CAMT”) of 15% on corporations with three-year average annual adjusted financial statement income (“AFSI”) exceeding $1.0 billion. Although CAMT became effective for us beginning with 2024, we were not subject to CAMT for 2024 and 2025. We do not expect to be subject to CAMT in 2026 as our annual average AFSI did not exceed $1.0 billion for the preceding three-year period.

On December 20, 2021, the Organization for Economic Co-operation and Development G20 (“OECD/G20”) Inclusive Framework on Base Erosion and Profit Shifting released Model Global Anti-Base Erosion rules under Pillar Two. Several non-U.S. jurisdictions have either enacted legislation or announced their intention to enact future legislation to adopt certain or all components of Pillar Two, also known as Global Minimum Tax (“GMT”). For 2026, we are subject to GMT in Malaysia, Thailand, and the Philippines.

The following table presents our Income tax expense and the effective tax rate:

	Three Months Ended		Six Months Ended
	January 2, 2026	December 27, 2024	January 2, 2026	December 27, 2024
	($ in millions)
Income before taxes	$1,962	$466	$3,299	$709
Income tax expense	120	—	275	90
Effective tax rate	6%	—%	8%	13%

The primary drivers of the difference between the effective tax rate for the three and six months ended January 2, 2026 and the U.S. Federal statutory rate of 21% are the relative mix of earnings and losses by jurisdiction, the deduction for FDDEI, tax credits, and the gain on the retained interest in Sandisk being tax-free due to the Separation of the Flash business. These resulted in decreases to our effective tax rate below the U.S. Federal statutory rate for the three and six months ended January 2, 2026. Our income tax provision for the three and six months ended January 2, 2026 includes GMT for Malaysia as well as Thailand and the Philippines, countries for which we maintain tax holidays.

The primary drivers of the difference between the effective tax rate for the three and six months ended December 27, 2024 and the U.S. Federal statutory rate of 21% were the relative mix of earnings and losses by jurisdiction, tax credits, and tax holidays in Thailand and the Philippines. In addition, the effective tax rate for the six months ended December 27, 2024 includes the discrete effect of a net decrease of $30 million to the liability for unrecognized tax benefits, which includes interest and offsetting tax benefits, as a result of adjustments to align with U.S. Internal Revenue Service (“IRS”) calculations.

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

	Six Months Ended
	January 2, 2026	December 27, 2024
	(in millions)
Net cash provided by (used in):
Operating activities	$1,417	$437
Investing activities	(173)	78
Financing activities	(1,381)	(103)
Effect of exchange rate changes on cash	(2)	—
Net increase (decrease) in cash and cash equivalents	$(139)	$412

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

A total of $1.35 billion and $0.98 billion of our cash and cash equivalents was held by our foreign subsidiaries as of January 2, 2026 and June 27, 2025, respectively. There are no material tax consequences that were not previously accrued for on the repatriation of this cash.

Our cash equivalents are primarily invested in money market funds that invest in U.S. Treasury securities and U.S. Government agency securities. In addition, from time to time, we also invest directly in certificates of deposit, asset-backed securities and corporate and municipal notes and bonds.

Operating Activities

Net cash provided by operating activities primarily consists of net income, adjusted for non-cash charges, plus or minus changes in operating assets and liabilities. Net cash used for changes in operating assets and liabilities was $275 million for the six months ended January 2, 2026, compared to $1.04 billion for the six months ended December 27, 2024. The year over year decrease largely reflects a $232 million improvement in timing and collection of accounts receivable, a $127 million improvement from accrued compensation resulting from amount and timing of payment of variable compensation, and a $906 million improvement in other assets and liabilities driven by the timing of recognition and realization of income taxes receivable. These were partially offset by a $520 million increase in cash used driven by the timing of recognition and payment of income taxes.

Investing Activities

Net cash used in investing activities for the six months ended January 2, 2026 primarily consisted of $165 million in capital expenditures. Net cash provided by investing activities for the six months ended December 27, 2024 primarily consisted of $191 million in net proceeds from our sale of a majority interest in one of our subsidiaries and $92 million in net proceeds from activity related to Flash Ventures, partially offset by $208 million in capital expenditures, net of proceeds from disposals of assets.

Financing Activities

Net cash used in financing activities for the six months ended January 2, 2026 primarily consisted of $1.17 billion for share repurchases, $87 million for dividends on our common stock and Preferred Shares, $95 million for taxes paid on vested stock awards under employee stock plans, and $63 million for scheduled repayments on our term loan. These uses were partially offset by $32 million of proceeds from the issuance of stock under employee stock plans. Net cash used in financing activities for the six months ended December 27, 2024 primarily consisted of $225 million for repayment of amounts borrowed under the revolving credit facility and scheduled repayments on our term loan and $80 million for taxes paid on vested stock awards under employee stock plans, partially offset by $150 million of proceeds from drawing on the revolving credit facility and $52 million of proceeds from the issuance of stock under employee stock plans.

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

Short- and Long-term Liquidity

Material Cash Requirements

The following is a summary of our known material cash requirements as of January 2, 2026. In addition, see the discussions further below related to liability for unrecognized tax benefits, litigation matters, cash dividend program, dividend rights with respect to the Preferred Shares, global minimum tax, foreign exchange contracts and indemnifications.

	Total	1 Year (Remaining Six Months of 2026)	2-3 Years (2027-2028)	4-5 Years (2029-2030)	More than 5 Years (Beyond 2030)
	(in millions)
Long-term debt, including current portion(1)	$4,686	$2,163	$1,523	$500	$500
Interest on debt	394	95	199	69	31
Operating leases	171	19	64	39	49
Purchase obligations and other commitments	88	32	56	—	—
Total	$5,339	$2,309	$1,842	$608	$580

(1)Principal portion of debt, excluding issuance costs.

Liability for Unrecognized Tax Benefits

As of January 2, 2026, the liability for unrecognized tax benefits (excluding accrued interest and penalties) was $607 million. Accrued interest and penalties related to unrecognized tax benefits are recognized in liabilities for uncertain tax positions and are recorded in the provision for income taxes. Accrued interest and penalties included in our liability related to unrecognized tax benefits as of January 2, 2026 was $97 million. Of these amounts, approximately $130 million could result in potential cash payments to be made within the next twelve months.

Litigation Matters

For additional information on our litigation matters, see Part I, Item 1, Note 14, Legal Proceedings, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Cash Dividend Program

On April 29, 2025, our Board of Directors authorized the adoption of a cash dividend program. Under the cash dividend program, holders of our common stock will receive dividends when and as declared by our Board of Directors. During the three months ended January 2, 2026, we paid cash dividends of $0.125 per share of our outstanding common stock, totaling $43 million, plus $1 million paid to holders of our Preferred Shares in accordance with their participation rights. During the six months ended January 2, 2026, we paid aggregate cash dividends of $0.225 per share of our outstanding common stock, totaling $77 million, plus $2 million paid to holders of our Preferred Shares in accordance with their participation rights.

Subsequent to quarter-end, on January 28, 2026, our Board of Directors declared a cash dividend of $0.125 per share of our common stock, which will be paid on March 18, 2026 to our shareholders of record as of the close of business on March 5, 2026.

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

Dividend Rights

As of January 2, 2026, 235,000 shares of our Preferred Shares remained outstanding. These shares are entitled to cumulative preferred dividends and will also participate in any dividends declared for common shareholders on an as-converted equivalent basis. See Part II, Item 8, Note 12, Shareholders’ Equity and Convertible Preferred Stock, of the Notes to Consolidated Financial Statements in our 2025 Annual Report on Form 10-K and Part I, Item 1, Note 12, Shareholders’ Equity and Convertible Preferred Stock, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information regarding the dividend provisions.

Debt

As described in Part I, Item 1, Note 7, Debt, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, the Company issued $1.60 billion aggregate principal amount of convertible senior notes in November 2023, which bear interest at an annual rate of 3.00% and mature on November 15, 2028 (the “2028 Convertible Notes”). The 2028 Convertible Notes are convertible at the option of any holder beginning August 15, 2028 at a conversion price of approximately $37.74 per share of common stock (as adjusted in accordance with the indenture as a result of the Separation and the payment of dividends on the Company’s common stock). Prior to August 15, 2028, if the trading price of our common stock remains above 130% of the conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading-day period prior to the end of a calendar quarter, holders of the 2028 Convertible Notes would have the right to convert the 2028 Convertible Notes during the next succeeding calendar quarter. The 2028 Convertible Notes are also convertible prior to August 15, 2028 upon the occurrence of certain corporate events. Upon any conversion of the 2028 Convertible Notes, we will pay cash for the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, shares of our common stock or a combination thereof, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted. On or after November 15, 2026, we may redeem for cash, at par plus accrued interest, all or any portion of the 2028 Convertible Notes, at our option, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 10 trading days during any 20 consecutive trading day period immediately preceding the date of our redemption notice.

The sale price conditional conversion feature of the 2028 Convertible Notes was triggered during the calendar quarter ended December 31, 2025 and, accordingly, the holders of the 2028 Convertible Notes have the right to convert the notes during the succeeding calendar quarter ending March 31, 2026. As a result, the 2028 Convertible Notes have been classified in Current portion of long-term debt in the Condensed Consolidated Financial Statements as of January 2, 2026. The Company will continue to evaluate the conversion feature quarterly to determine if the 2028 Convertible Notes remain convertible in future periods.

In addition to our outstanding debt, as of January 2, 2026, we had $1.25 billion available for borrowing under our revolving credit facility maturing in January 2027 (the “2027 Revolving Credit Facility”), subject to customary conditions under the Loan Agreement. The agreements governing our credit facilities each include limits on secured indebtedness and certain types of unsecured subsidiary indebtedness and require us and certain of our subsidiaries to provide guarantees and collateral to the extent the conditions providing for such guarantees and collateral are met. The Loan Agreement requires us to comply with a financial leverage ratio covenant. As of January 2, 2026, we were in compliance with the financial covenant. Additional information regarding our indebtedness, including information about availability under our 2027 Revolving Credit Facility and the principal repayment terms, interest rates, covenants, collateral and other key terms of our outstanding indebtedness, is included in Part II, Item 8, Note 8, Debt, of the Notes to Consolidated Financial Statements included in our 2025 Annual Report on Form 10-K and Note 7, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

The assets and liabilities of the Obligor Group include the following:

	January 2, 2026	June 27, 2025
	(in millions)
Current assets	$4,281	$2,992
Non-current assets	4,478	4,553
Net intercompany payables to non-guarantor subsidiaries	(924)	(1,543)
Current liabilities	3,310	3,800
Non-current liabilities	2,822	2,873

The operating results of the Obligor Group include the following:

	Six Months Ended	Year Ended
	January 2, 2026	June 27, 2025
	(in millions)
Net sales	$2,457	$5,249
Gross profit	973	1,941
Operating income	252	279
Net income (loss)	1,665	(320)

Results for the Obligor Group include the following transactions with non-guarantor subsidiaries:

	Six Months Ended	Year Ended
	January 2, 2026	June 27, 2025
	(in millions)
Intercompany revenue	$3,499	$1,378
Net intercompany interest income (expense)	(5)	4
Intercompany dividend income	33	2,215

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

Global Minimum Tax

As of January 2, 2026, we have accrued GMT of $42 million that are not expected to be paid until the second quarter of 2028.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risk exposure during the six months ended January 2, 2026 from those disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our 2025 Annual Report on Form 10-K.

Foreign Currency Risk

We performed sensitivity analyses as of January 2, 2026, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our foreign currency derivative contracts used to offset the underlying exposures. The foreign currency exchange rates used in performing the sensitivity analyses were based on market rates in effect at January 2, 2026. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar would result in a foreign exchange fair value loss of $78 million at January 2, 2026.

Interest Rate Risk

We have generally held a balance of fixed and variable rate debt. As of January 2, 2026, our variable rate debt outstanding consisted of our Term Loan A-3, which is based on various index rates as discussed further in Part II, Item 8, Note 8, Debt, of the Notes to Consolidated Financial Statements included in our 2025 Annual Report on Form 10-K. As of January 2, 2026, the outstanding balance on our variable rate debt was $1.59 billion and a one percent increase in the variable rate of interest would increase our annual interest expense by $16 million.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended January 2, 2026, we implemented new information technology systems supporting our revenue-related processes and made corresponding changes in our internal control over financial reporting. The implementation was not made in response to any deficiency in our internal controls. There were no additional changes in our internal control over financial reporting during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

The following table provides information about repurchases by us of shares of our common stock during the quarter ended January 2, 2026:

(in millions, except average price paid per share)	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased As Part of Publicly Announced Program(2)	Maximum Value of Shares that May Yet be Purchased Under the Program(2)
Oct. 4, 2025 - Oct. 31, 2025	0.2	$114.46	0.2	$1,278
Nov. 1, 2025 - Nov. 28, 2025	1.7	155.33	1.7	$1,019
Nov. 29, 2025 - Jan. 2, 2026	1.9	172.07	1.9	$684
Total for the quarter ended Jan. 2, 2026	3.8	$162.01	3.8

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

Item 5.    Other Information

Insider Trading Arrangements

During the quarter ended January 2, 2026, the following director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted a trading arrangement for the purchase or sale of securities of Western Digital that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act (“Rule 10b5-1 Plan”):

•Brian Scott Davis, Executive Vice President and Chief Sales and Marketing Officer of the Company, adopted a Rule 10b5-1 Plan on November 3, 2025. Under this plan, up to an aggregate of 30,000 shares of the Company’s common stock may be sold before the plan expires on August 14, 2026.

•Matthew E. Massengill, a director of the Company, adopted a Rule 10b5-1 Plan on November 6, 2025. Under this plan, up to an aggregate of 36,926 shares of the Company’s common stock may be sold before the plan expires on May 15, 2026.

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

10.1	Western Digital Corporation Amended and Restated 2005 Employee Stock Purchase Plan, amended and restated as of August 27, 2025 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on November 24, 2025)**
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

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

WESTERN DIGITAL CORPORATION

By:	/s/ Brad Feller
Brad Feller
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)
Dated: January 29, 2026