Form 10-Q
period 2026-04-03
WESTERN DIGITAL CORP
filed 2026-05-01
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of the close of business on April 23, 2026, 344,682,131 shares of common stock, par value $0.01 per share, were outstanding.

WESTERN DIGITAL CORPORATION

Unless otherwise indicated, references herein to specific years and quarters are to our fiscal years and fiscal quarters, and references to financial information are on a consolidated basis. As used herein, the terms “we,” “us,” “our,” the “Company,” “WD,” and “Western Digital” refer to Western Digital Corporation and its subsidiaries, unless we state, or the context indicates, otherwise.

WD, a Delaware corporation, is the parent company of our data storage business. Our principal executive offices are located at 5601 Great Oaks Parkway, San Jose, California 95119. Our telephone number is (408) 717-6000.

Western Digital, the Western Digital logo and WD are registered trademarks or trademarks of Western Digital or its affiliates in the United States (“U.S.”) and other countries. All other trademarks, registered trademarks and service marks, indicated or otherwise, are the property of their respective owners.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning: our expectations regarding our retained ownership interest in Sandisk Corporation (“Sandisk”) following the completed separation of our hard disk drive (“HDD”) and our former flash-based products (“Flash”) business units (the “Separation”); the impact of the global macroeconomic environment; expectations regarding demand trends and market conditions for our products; expectations regarding our tax resolutions, effective tax rate and unrecognized tax benefits; expectations regarding the merits of our positions and plans with respect to certain litigation matters; statements regarding our quarterly dividend program; and our beliefs regarding our capital allocation plans and the sufficiency of our available liquidity to meet our working capital, debt and capital expenditure needs.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(Unaudited)

	April 3, 2026	June 27, 2025
ASSETS
Current assets:
Cash and cash equivalents	$2,050	$2,114
Accounts receivable, net	1,894	1,486
Inventories	1,357	1,291
Retained interest in Sandisk	1,187	354
Other current assets	423	611
Total current assets	6,911	5,856
Property, plant and equipment, net	2,422	2,343
Goodwill	4,321	4,319
Other non-current assets	1,391	1,484
Total assets	$15,045	$14,002
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,587	$1,266
Accrued expenses	766	719
Accrued compensation	501	407
Income taxes payable	202	800
Current portion of long-term debt	1,581	2,226
Total current liabilities	4,637	5,418
Long-term debt	—	2,485
Other liabilities	728	559
Total liabilities	5,365	8,462
Commitments and contingencies (Notes 8 and 14)
Convertible preferred stock	—	229
Shareholders’ equity:
Common stock	3	3
Additional paid-in capital	3,747	4,621
Accumulated other comprehensive income	3	20
Retained earnings	6,858	762
Treasury stock	(931)	(95)
Total shareholders’ equity	9,680	5,311
Total liabilities, convertible preferred stock and shareholders’ equity	$15,045	$14,002

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
Revenue, net	$3,337	$2,294	$9,172	$6,915
Cost of revenue	1,661	1,382	4,889	4,290
Gross profit	1,676	912	4,283	2,625
Operating expenses:
Research and development	294	245	877	732
Selling, general and administrative	147	108	413	444
Litigation matter	—	(201)	—	(198)
Business realignment charges	45	—	103	(7)
Total operating expenses	486	152	1,393	971
Operating income	1,190	760	2,890	1,654
Interest and other income (expense):
Interest income	12	10	41	25
Interest expense	(38)	(91)	(151)	(283)
Gain (loss) on retained interest in Sandisk	2,734	(606)	4,448	(606)
Costs in connection with debt-for-equity exchange	(545)	—	(545)	—
Other income (expense), net	6	1	(25)	(7)
Total interest and other income (expense), net	2,169	(686)	3,768	(871)
Income before taxes	3,359	74	6,658	783
Income tax expense (benefit)	154	(698)	429	(608)
Net income from continuing operations	3,205	772	6,229	1,391
Net income (loss) from discontinued operations, net of taxes	—	(252)	—	216
Net income	$3,205	$520	$6,229	$1,607

Net income (loss) per common share:
Basic:
Continuing operations	$9.26	$2.17	$17.80	$3.91
Discontinued operations	—	(0.71)	—	0.62
Net income per common share	9.26	1.46	17.80	4.53
Diluted:
Continuing operations	8.20	2.11	16.05	3.79
Discontinued operations	—	(0.69)	—	0.59
Net income per common share	8.20	1.42	16.05	4.38

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
Net income	$3,205	$520	$6,229	$1,607
Other comprehensive income (loss), before tax:
Foreign currency translation adjustment	(1)	24	(1)	45
Net unrealized gain (loss) on derivative contracts	(14)	98	(18)	172
Total other comprehensive income (loss), before tax	(15)	122	(19)	217
Income tax benefit (expense) related to items of other comprehensive income (loss), before tax	—	(24)	2	(40)
Other comprehensive income (loss), net of tax	(15)	98	(17)	177
Total comprehensive income	$3,190	$618	$6,212	$1,784

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	April 3, 2026	March 28, 2025
Cash flows from operating activities
Net income	$6,229	$1,607
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	276	365
Stock-based compensation	159	220
Deferred income taxes	131	(682)
Gain on business divestiture	—	(113)
(Gain) loss on retained interest in Sandisk	(4,448)	606
Costs in connection with debt-for-equity exchange	545	—
Other non-cash operating activities, net	16	93
Changes in:
Accounts receivable, net	(408)	96
Inventories	(64)	(429)
Accounts payable	289	302
Accrued expenses	29	(316)
Accrued compensation	94	(131)
Income taxes payable	(598)	(80)
Other assets and liabilities, net	290	(593)
Net cash provided by operating activities	2,540	945
Cash flows from investing activities
Purchases of property, plant and equipment	(310)	(341)
Proceeds from the sale of property, plant and equipment	—	5
Net proceeds from business divestiture	—	401
Notes receivable issuances to Flash Ventures	—	(266)
Notes receivable proceeds from Flash Ventures	—	239
Distribution from Flash Ventures	—	175
Strategic investments and other, net	(8)	7
Net cash provided by (used in) investing activities	(318)	220
Cash flows from financing activities
Issuance of stock under employee stock plans	32	69
Taxes paid on vested stock awards under employee stock plans	(197)	(92)
Repurchases of common stock	(1,920)	—
Dividends paid to common shareholders	(120)	—
Dividends paid to preferred shareholders	(10)	—
Repayments of debt	(1,564)	(257)
Proceeds from debt	1,496	2,150
Debt issuance costs	—	(74)
Cash transferred to Sandisk related to Separation	—	(1,366)
Net cash provided by (used in) financing activities	(2,283)	430
Effect of exchange rate changes on cash	(3)	3
Net increase (decrease) in cash and cash equivalents	(64)	1,598
Cash and cash equivalents, beginning of period	2,114	1,879
Cash and cash equivalents, end of period	$2,050	$3,477
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$636	$762
Cash paid for interest	$144	$295
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 27, 2025	0.2	$229	349	$3	(2)	$(95)	$4,621	$20	$762	$5,311
Net income	—	—	—	—	—	—	—	—	1,182	1,182
Employee stock plans	—	—	—	—	1	69	(125)	—	—	(56)
Stock-based compensation	—	—	—	—	—	—	53	—	—	53
Repurchases of common stock	—	—	—	—	(6)	(557)	—	—	—	(557)
Common stock dividends	—	—	—	—	—	—	1	—	(35)	(34)
Preferred stock dividends	—	—	—	—	—	—	—	—	(5)	(5)
Net unrealized loss on derivative contracts, net of taxes	—	—	—	—	—	—	—	(6)	—	(6)
Balance at October 3, 2025	0.2	229	349	3	(7)	(583)	4,550	14	1,904	5,888
Net income	—	—	—	—	—	—	—	—	1,842	1,842
Employee stock plans	—	—	—	—	2	93	(102)	—	—	(9)
Stock-based compensation	—	—	—	—	—	—	53	—	—	53
Repurchases of common stock	—	—	—	—	(4)	(619)	—	—	—	(619)
Common stock dividends	—	—	—	—	—	—	1	—	(44)	(43)
Preferred stock dividends	—	—	—	—	—	—	—	—	(5)	(5)
Net unrealized gain on derivative contracts, net of taxes	—	—	—	—	—	—	—	4	—	4
Balance at January 2, 2026	0.2	229	349	3	(9)	(1,109)	4,502	18	3,697	7,111
Net income	—	—	—	—	—	—	—	—	3,205	3,205
Conversion of convertible preferred stock	(0.2)	(229)	—	—	7	796	(567)	—	—	229
Employee stock plans	—	—	—	—	1	139	(242)	—	—	(103)
Stock-based compensation	—	—	—	—	—	—	53	—	—	53
Repurchases of common stock	—	—	—	—	(3)	(757)	—	—	—	(757)
Common stock dividends	—	—	—	—	—	—	1	—	(44)	(43)
Net unrealized loss on derivative contracts, net of taxes	—	—	—	—	—	—	—	(15)	—	(15)
Balance at April 3, 2026	—	$—	349	$3	(4)	$(931)	$3,747	$3	$6,858	$9,680

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 28, 2024	0.2	$229	343	$3	$4,752	$(712)	$6,775	$10,818
Net income	—	—	—	—	—	—	493	493
Employee stock plans	—	—	3	—	(64)	—	—	(64)
Stock-based compensation	—	—	—	—	84	—	—	84
Foreign currency translation adjustment	—	—	—	—	—	121	—	121
Net unrealized gain on derivative contracts, net of taxes	—	—	—	—	—	191	—	191
Balance at September 27, 2024	0.2	229	346	3	4,772	(400)	7,268	11,643
Net income	—	—	—	—	—	—	594	594
Employee stock plans	—	—	2	—	36	—	—	36
Stock-based compensation	—	—	—	—	77	—	—	77
Foreign currency translation adjustment	—	—	—	—	—	(100)	—	(100)
Net unrealized loss on derivative contracts, net of taxes	—	—	—	—	—	(133)	—	(133)
Balance at December 27, 2024	0.2	229	348	3	4,885	(633)	7,862	12,117
Net income	—	—	—	—	—	—	520	520
Distribution in connection with the Separation	—	—	—	—	(307)	546	(7,857)	(7,618)
Employee stock plans	—	—	1	—	5	—	—	5
Stock-based compensation	—	—	—	—	59	—	—	59
Preferred stock dividends	—	—	—	—	—	—	(4)	(4)
Foreign currency translation adjustment	—	—	—	—	—	24	—	24
Net unrealized gain on derivative contracts, net of taxes	—	—	—	—	—	74	—	74
Balance at March 28, 2025	0.2	$229	349	$3	$4,642	$11	$521	$5,177

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Organization and Basis of Presentation

Western Digital Corporation (“Western Digital,” “WD,” or the “Company”) is a leading developer, manufacturer, and provider of data storage devices and solutions based on HDD technologies.

The Company manufactures, markets, and sells data storage devices and solutions globally through its sales personnel, dealers, distributors, retailers, and subsidiaries. Its extensive portfolio of technology and products addresses the following key end markets: “Cloud,” “Client,” and “Consumer.” Cloud is comprised primarily of products for public or private cloud environments and enterprise customers. Through the Client end market, the Company provides its original equipment manufacturer (“OEM”) and channel customers a broad array of high-performance HDD solutions across desktop and notebooks. The Consumer end market provides a wide range of retail and other end-user products, which capitalize on the strength of the Company’s product brand recognition and vast presence around the world.

The accounting policies followed by the Company are set forth in Part II, Item 8, Note 1, Organization and Basis of Presentation, of the Notes to Consolidated Financial Statements included in the 2025 Annual Report on Form 10-K. In the opinion of management, all adjustments necessary to fairly state the Condensed Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been made. Such adjustments consist of items of a normal, recurring nature. Certain information and disclosures normally included in the Consolidated Financial Statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the 2025 Annual Report on Form 10‑K. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

Information provided herein for the three and nine months ended March 28, 2025 is presented on a continuing operations basis to reflect the impact of the Separation of the Company’s former Flash business as discussed in further detail in Note 4, Discontinued Operations.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3.    Disaggregated Revenue, Geographic Information, Concentrations of Risk, and Segment Reporting

The following table summarizes the Company’s disaggregated revenue:

	Three Months Ended		Nine Months Ended
	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
	(in millions)
Revenue by end market
Cloud	$2,972	$2,007	$8,155	$6,012
Client	179	137	501	416
Consumer	186	150	516	487
Total revenue	$3,337	$2,294	$9,172	$6,915

Revenue by geography(1)
Americas	$1,499	$1,182	$3,890	$3,468
Asia	1,320	753	3,612	2,349
Europe, Middle East and Africa	518	359	1,670	1,098
Total revenue	$3,337	$2,294	$9,172	$6,915

(1)    Net revenue is attributed to geographic regions based on the ship-to location of the customer.

The Company’s top 10 customers accounted for 71% and 74%, respectively, of its net revenue for the three and nine months ended April 3, 2026, compared to 73% and 68%, respectively, of its net revenue for the three and nine months ended March 28, 2025. For the three months ended April 3, 2026, three customers accounted for 17%, 15%, and 11%, respectively, of the Company’s net revenue, and for the nine months ended April 3, 2026, three customers accounted for 16%, 15%, and 13%, respectively, of the Company’s net revenue. For the three months ended March 28, 2025, three customers accounted for 18%, 16%, and 13%, respectively, of the Company’s net revenue, and for the nine months ended March 28, 2025, two customers accounted for 18% and 11%, respectively, of the Company’s net revenue.

As of April 3, 2026 and June 27, 2025, net accounts receivable were $1.89 billion and $1.49 billion, respectively, and reserves for potential credit losses were not material. As of April 3, 2026, two customers accounted for 28% and 12%, respectively, of the Company’s net accounts receivable, and as of June 27, 2025, three customers accounted for 20%, 19%, and 12%, respectively, of the Company’s net accounts receivable.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Segment Reporting

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

The following table is a reconciliation of the Company’s measure of segment profit or loss, significant segment expenses and other segment items:

	Three Months Ended		Nine Months Ended
	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
	(in millions)
Revenue, net	$3,337	$2,294	$9,172	$6,915
Less: Significant expenses and other segment items
Cost of revenue(1)	1,653	1,374	4,860	4,243
Research and development(1)	272	228	807	680
Selling, general and administrative(1)	125	96	343	398
Litigation matter	—	(207)	—	(179)
Business realignment charges	40	—	95	(7)
Stock-based compensation	53	35	159	122
Interest expense, net	26	81	110	257
(Gain) loss on retained interest in Sandisk	(2,734)	606	(4,448)	606
Costs in connection with debt-for-equity exchange	545	—	545	—
Other expense (income), net	(2)	3	3	5
Other segment items(2)	—	4	40	7
Income tax expense (benefit)	154	(698)	429	(608)
Net income from continuing operations	$3,205	$772	$6,229	$1,391

(1)    Excludes amounts related to stock-based compensation and other segment items which are presented separately in the table above.
(2)    Other segment items include activity from strategic investments and other charges.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4.    Discontinued Operations

On February 21, 2025, the Company completed the Separation through a pro rata distribution of 80.1% of the outstanding shares of Sandisk to Western Digital stockholders. The Separation is intended to be tax-free for U.S. federal income tax purposes. To reflect the completion of the Separation, the Company recorded a decrease in shareholders’ equity for the net book value of applicable assets and liabilities derecognized in connection with the Separation, net of the Company’s retained ownership interest, which was initially 19.9% and was based on the net book value of the applicable assets and liabilities derecognized. As a result of the Separation, Sandisk became an independent public company and Western Digital no longer consolidates Sandisk into the Company’s financial results. The historical results of operations of Sandisk are now reported in the Company’s Condensed Consolidated Financial Statements as discontinued operations for all periods prior to the Separation on February 21, 2025.

The following table provides a summary of the historical results of Sandisk for the three and nine months ended March 28, 2025, which have been reflected as Net income (loss) from discontinued operations, net of taxes in the Condensed Consolidated Statements of Operations. Business separation costs represent separation and transition costs the Company incurred in connection with the Separation.

	Three Months Ended	Nine Months Ended
Net Income (Loss) from Discontinued Operations, Net of Taxes	March 28, 2025
	(in millions)
Revenue, net	$602	$4,361
Cost of revenue	485	2,892
Operating expenses:
Research and development	185	718
Selling, general and administrative	84	229
Gain on business divestiture	—	(113)
Business separation costs	57	144
Business realignment charges	—	3
Operating income (loss)	(209)	488
Total interest and other income (expense), net	1	(36)
Income (loss) before taxes	(208)	452
Income tax expense	44	236
Net income (loss) from discontinued operations, net of taxes	$(252)	$216

Cash flows related to discontinued operations have not been segregated and are included in the Condensed Consolidated Statements of Cash Flows for all periods presented. The following table provides selected financial information related to cash flows from discontinued operations:

Nine Months Ended
Select Cash Flow Information from Discontinued Operations	March 28, 2025
(in millions)
Purchases of property, plant and equipment	$139
Depreciation and amortization	117
Stock-based compensation	98

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Consistent with the Company's original intent to monetize its retained interest in Sandisk, the Company began executing a series of strategic transactions to optimize its capital structure. In June 2025, the Company used 21.3 million shares of Sandisk common stock in a tax-free exchange to retire $800 million principal amount of the Company’s Term Loan A-3 maturing in January 2027 (the “Term Loan A-3”). In February 2026, the Company executed a series of transactions to monetize additional Sandisk shares and further reduce its outstanding debt. Initially, the Company entered into a $1.50 billion Bridge Loan (as defined below), which was utilized to fully redeem all of its Senior Notes (as defined below) and consolidate the broad creditor base to two holders to facilitate a debt-for-equity exchange. Following the redemptions of the Senior Notes, the Company retired the Bridge Loan and its existing Term Loan A-3 through a tax-free exchange for 5.8 million shares of Sandisk common stock. See Note 7, Debt, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further details. As of April 3, 2026, the Company still held 1.7 million shares of Sandisk common stock, which it expects to monetize by the end of 2026 in one or more subsequent exchanges for its outstanding common stock.

In connection with the Separation, the Company entered into a series of transition services agreements to provide transition service support for various periods of time ranging up to 15 months. The amounts involved under these agreements have not been and are not expected to be material.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5.    Supplemental Financial Statement Data

Inventories

	April 3, 2026	June 27, 2025
	(in millions)
Inventories:
Raw materials and component parts	$184	$227
Work-in-process	803	785
Finished goods	370	279
Total inventories	$1,357	$1,291

Property, plant and equipment, net

	April 3, 2026	June 27, 2025
	(in millions)
Property, plant and equipment:
Land and improvements	$225	$225
Buildings and improvements	1,589	1,550
Machinery and equipment	6,754	6,488
Computer equipment and software	282	257
Furniture and fixtures	36	33
Construction-in-process	464	532
Property, plant and equipment, gross	9,350	9,085
Accumulated depreciation	(6,928)	(6,742)
Property, plant and equipment, net	$2,422	$2,343

Non-current assets

	April 3, 2026	June 27, 2025
	(in millions)
Non-current assets:
Deferred tax assets	$878	$1,007
Other non-current assets	513	477
Total non-current assets	$1,391	$1,484

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Product warranty accrual

Changes in the warranty accrual were as follows:

	Three Months Ended		Nine Months Ended
	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
	(in millions)
Warranty accrual, beginning of period	$177	$121	$152	$142
Charges to operations	40	24	96	73
Utilization	(21)	(18)	(58)	(61)
Changes in estimate related to pre-existing warranties	(6)	(11)	—	(38)
Warranty accrual, end of period	$190	$116	$190	$116

The current portion of the warranty accrual was classified in Accrued expenses and the long-term portion was classified in Other liabilities, as noted below:

	April 3, 2026	June 27, 2025
	(in millions)
Warranty accrual:
Current portion	$39	$57
Long-term portion	151	95
Total warranty accrual	$190	$152

Other liabilities

	April 3, 2026	June 27, 2025
	(in millions)
Other liabilities:
Non-current portion of unrecognized tax benefits	$228	$163
Other non-current liabilities	500	396
Total other liabilities	$728	$559

Goodwill

Goodwill is not amortized. Instead, it is tested for impairment annually as of the beginning of the Company’s fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Management performed goodwill impairment assessments and concluded there were no impairment indicators for either of the three or nine months ended April 3, 2026 and March 28, 2025. The carrying amount of goodwill was $4.32 billion as of both April 3, 2026 and June 27, 2025.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accumulated other comprehensive income

Accumulated other comprehensive income refers to expenses, gains, and losses that are recorded as an element of shareholders’ equity but are excluded from net income. The components of Accumulated other comprehensive income were as follows:

	Actuarial Pension Gains	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivative Contracts	Total Accumulated Other Comprehensive Income
	(in millions)
Balance at June 27, 2025	$16	$(2)	$6	$20
Other comprehensive loss before reclassifications	—	(1)	(14)	(15)
Amounts reclassified from accumulated other comprehensive income	—	—	(4)	(4)
Income tax benefit related to items of other comprehensive loss	—	—	2	2
Net current-period other comprehensive loss	—	(1)	(16)	(17)
Balance at April 3, 2026	$16	$(3)	$(10)	$3

During the three and nine months ended April 3, 2026, the amounts reclassified from Accumulated other comprehensive income were losses related to foreign exchange contracts that were substantially charged to Cost of revenue in the Condensed Consolidated Statements of Operations.

As of April 3, 2026, all existing net losses related to cash flow hedges recorded in Accumulated other comprehensive income are expected to be reclassified to earnings within the next twelve months.

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

Following the Separation, as the Company no longer controls or has the ability to exert significant influence over Sandisk, the Company measures its retained ownership interest in Sandisk common stock at fair value on a recurring basis.

The following tables present information about the Company’s financial instruments that were measured at fair value on a recurring basis for the periods presented and indicate the fair value hierarchy of the valuation techniques utilized to determine such values:

	April 3, 2026
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Retained interest in Sandisk	$1,187	$—	$—	$1,187
Cash equivalents - Money market funds	93	—	—	93
Certificates of deposit	20	—	—	20
Foreign exchange contracts	—	5	—	5
Total assets at fair value	$1,300	$5	$—	$1,305
Liabilities:
Foreign exchange contracts	$—	$29	$—	$29
Total liabilities at fair value	$—	$29	$—	$29

	June 27, 2025
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Retained interest in Sandisk	$354	$—	$—	$354
Cash equivalents - Money market funds	285	—	—	285
Foreign exchange contracts	—	10	—	10
Total assets at fair value	$639	$10	$—	$649
Liabilities:
Foreign exchange contracts	$—	$4	$—	$4
Total liabilities at fair value	$—	$4	$—	$4

During the periods presented, the Company had no transfers of financial instruments between levels and there were no changes in valuation techniques or the inputs used in the fair value measurement.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Financial Instruments Not Carried at Fair Value

For financial instruments where the carrying value (which includes principal adjusted for any unamortized issuance costs and discounts or premiums) differs from fair value (which is based on quoted market prices), the following table represents the related carrying value and fair value for each of the Company’s outstanding financial instruments. Each of the financial instruments presented below were categorized as Level 2 for all periods presented, based on the frequency of trading immediately prior to the end of the third quarter of 2026 and the fourth quarter of 2025, respectively.

	April 3, 2026		June 27, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
4.75% senior unsecured notes due 2026	$—	$—	$500	$499
Variable interest rate Term Loan A-3 maturing 2027	—	—	1,642	1,655
3.00% convertible notes due 2028	1,581	12,507	1,575	2,849
2.85% senior notes due 2029	—	—	498	463
3.10% senior notes due 2032	—	—	496	442
Total	$1,581	$12,507	$4,711	$5,908

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7.    Debt

Debt consisted of the following:

	April 3, 2026	June 27, 2025
	(in millions)
4.75% senior unsecured notes due 2026	$—	$500
Variable interest rate Term Loan A-3 maturing 2027	—	1,649
3.00% convertible notes due 2028	1,600	1,600
2.85% senior notes due 2029	—	500
3.10% senior notes due 2032	—	500
Total debt	1,600	4,749
Issuance costs	(19)	(38)
Subtotal	1,581	4,711
Less: current portion of long-term debt	(1,581)	(2,226)
Long-term debt	$—	$2,485

During the nine months ended April 3, 2026, the Company made scheduled repayments of $63 million under Term Loan A-3. In February 2026, the Company executed a series of transactions to reduce its outstanding debt, including entering into a $1.50 billion bridge loan (the “Bridge Loan”). The Bridge Loan was utilized to consolidate the holders of the 4.75% senior unsecured notes due 2026, the 2.85% senior notes due 2029, and the 3.10% senior notes due 2032 (collectively, the “Senior Notes”) from a broad creditor base into two holders to facilitate a debt-for-equity exchange. The proceeds of the Bridge Loan were used to fully redeem all of the Senior Notes in cash, at par plus accrued interest. In connection with the redemptions, the Company wrote off $6 million of remaining unamortized issuance costs. Following the redemptions, the Company retired the Bridge Loan and its existing Term Loan A-3 through a non-cash, tax-free exchange for 5.8 million shares of Sandisk common stock held by the Company, valued at $3.62 billion on the date of exchange. The exchange resulted in $539 million recorded in Costs in connection with debt-for-equity exchange in the Condensed Consolidated Statement of Operations. This amount primarily reflects a discount on Sandisk shares provided to the counterparties in connection with the exchange. The need for the discount was primarily driven by volatility of the Sandisk stock price in the period of the exchange.

As of April 3, 2026, the Company had no outstanding standby letters of credit and the available capacity under the revolving credit facility maturing in January 2027 was $1.25 billion.

The loan agreement governing the revolving credit facility (the “Loan Agreement”) requires the Company to comply with a financial leverage ratio covenant. As of April 3, 2026, the Company was in compliance with the financial covenant.

As of April 3, 2026, the Company had outstanding $1.60 billion aggregate principal amount of convertible senior notes pursuant to an indenture dated as of November 3, 2023 (the “Indenture”), which bear interest at an annual rate of 3.00% and mature on November 15, 2028, unless earlier repurchased, redeemed or converted (the “2028 Convertible Notes”).

The 2028 Convertible Notes are convertible at the option of any holder beginning August 15, 2028, at a conversion price of approximately $37.72 per share of common stock as of April 3, 2026. Prior to August 15, 2028, if the trading price of the Company’s common stock remains above 130% of the conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading-day period prior to the end of a calendar quarter, holders of the 2028 Convertible Notes would have the right to convert the 2028 Convertible Notes during the next succeeding calendar quarter. The 2028 Convertible Notes are also convertible prior to August 15, 2028 upon the occurrence of certain corporate events. Upon any conversion of the 2028 Convertible Notes, the Company will pay cash for the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination thereof, at the Company’s election, in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of the notes being converted.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the calendar quarter ended March 31, 2026, the sale price conditional conversion feature of the 2028 Convertible Notes was triggered, which provides the holders of those notes with the right to convert through June 30, 2026. During the three months ended April 3, 2026, holders tendered for conversion a portion of the 2028 Convertible Notes, aggregating to $32 million in principal amount (the “Tendered Notes”). The Company made an irrevocable election to settle in cash the conversion obligation in excess of the principal amount of the Tendered Notes, as permitted by the Indenture. This election requires bifurcation and separate accounting of the embedded conversion feature as a derivative instrument pursuant to Accounting Standards Codification 815. The derivative is remeasured to fair value at each reporting period, with changes recognized in Other income (expense), net in the Condensed Consolidated Statements of Operations. For the three months ended April 3, 2026, the Company recorded an immaterial gain related to this remeasurement. Settlement is scheduled for June 2026. The Company retains the right to settle any conversion obligation in excess of the principal amount of the remaining 2028 Convertible Notes in cash or shares or a combination thereof, at its election.

Because holders of the 2028 Convertible Notes have the right to convert through the calendar quarter ending June 30, 2026, the Company classified the 2028 Convertible Notes, including the Tendered Notes, in the Current portion of long-term debt in the Condensed Consolidated Balance Sheet as of April 3, 2026, consistent with each quarter since the quarter ended June 27, 2025. The Company will continue to evaluate the conversion feature quarterly to determine if the 2028 Convertible Notes remain convertible in future periods.

The sale price conditional conversion feature of the 2028 Convertible Notes was also triggered in the calendar quarter ended June 30, 2025, which then provided the holders with the right to convert during the succeeding calendar quarter ended September 30, 2025. Consequently, the Company likewise classified the 2028 Convertible Notes in the Current portion of long-term debt in the Condensed Consolidated Financial Statements as of June 27, 2025.

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

In connection with the issuance of the 2028 Convertible Notes, the Company also entered into privately negotiated capped call transactions with certain counterparties (the “Capped Calls”). As of April 3, 2026, the Capped Calls each have a strike price of approximately $37.72 per share and a cap price of approximately $50.41 per share. The Capped Calls are generally intended to reduce or offset the potential dilution to the Company’s common stock upon any conversion of the 2028 Convertible Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. If the market price per share of the Company’s common stock, as measured under the terms of the Capped Calls, exceeds the cap prices of the Capped Calls, there would not be an offset for the excess. The Capped Calls are separate transactions and not part of the terms of the 2028 Convertible Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in shareholders’ equity and are not accounted for as derivatives.

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

The following table presents right-of-use lease assets and lease liabilities included in the Company’s Condensed Consolidated Balance Sheets:

	April 3, 2026	June 27, 2025
	(in millions)
Operating lease right-of-use assets (included in Other non-current assets)	$127	$123

Operating lease liabilities:
Current portion of long-term operating lease liabilities (included in Accrued expenses)	32	31
Long-term operating lease liabilities (included in Other liabilities)	111	110
Total operating lease liabilities	$143	$141

The following table summarizes supplemental disclosures of operating cost and cash flow information related to operating leases:

	Three Months Ended		Nine Months Ended
	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
	(in millions)
Cost of operating leases	$10	$7	$28	$24
Cash paid for operating leases	9	8	28	28
Operating lease assets obtained in exchange for operating lease liabilities	3	6	26	18

The weighted average remaining lease term and discount rate for the Company’s operating leases were as follows:

	April 3, 2026	June 27, 2025
Weighted average remaining lease term in years	5.8	6.1
Weighted average discount rate	5.1%	5.0%

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of April 3, 2026, minimum lease payments were as follows:

Lease Amounts
(in millions)
Remaining three months of 2026	$10
2027	36
2028	29
2029	23
2030	18
Thereafter	49
Total future minimum lease payments	165
Less: imputed interest	22
Present value of lease liabilities	$143

Purchase Obligations and Other Commitments

In the normal course of business, the Company enters into purchase orders with suppliers for the purchase of components used to manufacture its products. These purchase orders generally cover forecasted component supplies needed for production during the next quarter, are recorded as a liability upon receipt of the components, and generally may be changed or canceled at any time prior to shipment of the components. The Company also enters into long-term agreements with suppliers that contain fixed future commitments, which are contingent on certain conditions, such as performance, quality and technology of the vendor’s components. As of April 3, 2026, the Company had the following minimum long-term commitments:

Long-Term Commitments
(in millions)
Remaining three months of 2026	$20
2027	57
Total	$77

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

The following table presents the Company’s Income tax expense (benefit) and the effective tax rate:

	Three Months Ended		Nine Months Ended
	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
	($ in millions)
Income before taxes	$3,359	$74	$6,658	$783
Income tax expense (benefit)	154	(698)	429	(608)
Effective tax rate	5%	(943)%	6%	(78)%

The primary drivers of the difference between the effective tax rate for the three and nine months ended April 3, 2026 and the U.S. Federal statutory rate of 21% are the relative mix of earnings and losses by jurisdiction, the deduction for FDDEI, tax credits, and the gain on the retained interest in Sandisk being tax-free due to the Separation. These resulted in decreases to the Company’s effective tax rate below the U.S. Federal statutory rate for the three and nine months ended April 3, 2026. The Company’s income tax provision for the three and nine months ended April 3, 2026 includes GMT for Malaysia as well as Thailand and the Philippines, countries for which the Company maintains tax holidays.

The primary drivers of the difference between the effective tax rate for the three and nine months ended March 28, 2025 and the U.S. Federal statutory rate of 21% were the relative mix of earnings and losses by jurisdiction, tax credits, and tax holidays in the Philippines and Thailand that will expire at various dates between 2026 and 2033. These tax holidays resulted in decreases to the Company’s effective tax rate below the U.S. Federal statutory rate for the three and nine months ended March 28, 2025. However, the tax effects of the mandatory capitalization of R&D expenses offset these decreases, resulting in the Company’s effective tax rate being close to the U.S. Federal statutory rate for the three and nine months ended March 28, 2025. In anticipation of operating as a standalone HDD business in a GMT environment, the Company executed an inter-entity asset transfer in conjunction with the Separation. This resulted in the recognition of one-time deferred tax benefits to continuing operations of $711 million for the three and nine months ended March 28, 2025.

Liability for Uncertain Tax Positions

With the exception of certain unrecognized tax benefits that are directly associated with the tax position taken, unrecognized tax benefits are presented gross in the Condensed Consolidated Balance Sheets.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a reconciliation of the total amounts of unrecognized tax benefits excluding accrued interest and penalties for the nine months ended April 3, 2026 (in millions):

Accrual balance as of June 27, 2025	$569
Gross increases related to current year tax positions	8
Gross increases related to prior year tax positions	30
Settlements	(3)
Lapse of statute of limitations	(1)
Accrual balance as of April 3, 2026	$603

In addition to the amounts noted above, interest and penalties related to unrecognized tax benefits are recognized in liabilities recorded for uncertain tax positions and are recorded in the provision for income taxes. Accrued interest and penalties included in the Company’s liability related to unrecognized tax benefits as of April 3, 2026 was $123 million. Of the aggregate unrecognized tax benefits, including interest and penalties, approximately $133 million could result in potential cash payments to be made within the next twelve months.

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

The Company recorded the following net charges related to these actions for the periods presented:

	Three Months Ended		Nine Months Ended
	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
	(in millions)
Cash-based employee termination benefits	$40	$—	$95	$—
Stock-based employee termination benefits	5	—	8	—
Contract termination and other	—	—	—	(7)
Total business realignment charges	$45	$—	$103	$(7)

As a result of the above actions, the Company expects to record incremental employee termination costs of approximately $5 million in the remainder of 2026.

The following table presents an analysis of the components of these activities against the reserve (included in Accrued expenses) during the nine months ended April 3, 2026:

	Employee Termination Benefits	Contract Termination and Other	Total
	(in millions)
Accrual balance as of June 27, 2025	$1	$9	$10
Charges	95	—	95
Cash payments	(73)	(3)	(76)
Accrual balance as of April 3, 2026	$23	$6	$29

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

Obligations and Funded Status

The following table presents the unfunded status of the benefit obligations for the Pension Plans:

	April 3, 2026	June 27, 2025
	(in millions)
Benefit obligation at end of period	$251	$272
Less: Fair value of plan assets at end of period	176	204
Unfunded status	$75	$68

The following table presents the unfunded amounts related to the Pension Plans as recognized on the Company’s Condensed Consolidated Balance Sheets:

	April 3, 2026	June 27, 2025
	(in millions)
Current liabilities (included in Accrued expenses)	$1	$1
Non-current liabilities (included in Other liabilities)	74	67
Net amount recognized	$75	$68

Net periodic benefit costs were immaterial for the three and nine months ended April 3, 2026 and March 28, 2025.

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

	Three Months Ended		Nine Months Ended
	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
	(in millions)
RSUs and PSUs	$49	$34	$147	$110
ESPP	4	1	12	12
Total	$53	$35	$159	$122

	Three Months Ended		Nine Months Ended
	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
	(in millions)
Cost of revenue	$9	$7	$26	$26
Research and development	21	17	67	52
Selling, general and administrative	18	11	58	44
Business realignment charges	5	—	8	—
Subtotal	53	35	159	122
Tax benefit	(7)	(4)	(20)	(15)
Total	$46	$31	$139	$107

Any excess windfall tax benefits and tax deficiencies for shortfalls related to the vesting and exercise of stock-based awards are recognized as a component of the Company’s Income tax expense (benefit). During the three and nine months ended April 3, 2026, excess windfall tax benefits were $47 million and $76 million, respectively. Excess windfall tax benefits and tax deficiencies for shortfalls were immaterial for the three and nine months ended March 28, 2025.

Compensation cost related to unvested RSUs, PSUs, and rights to purchase shares of common stock under the ESPP are generally amortized on a straight-line basis over the remaining average service period. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of April 3, 2026:

	Unamortized Compensation Cost	Weighted Average Service Period
	(in millions)	(years)
RSUs and PSUs (1)	$317	1.9
ESPP	14	0.7
Total unamortized compensation cost	$331

(1)    Weighted average service period assumes the performance conditions are met for the PSUs.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Plan Activities

RSUs and PSUs

The following table summarizes RSU and PSU activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value at Vest Date
	(in millions)		(in millions)
RSUs and PSUs outstanding at June 27, 2025	9.7	$33.56
Granted	2.6	83.26
Vested	(3.9)	35.13	$593
Forfeited	(0.6)	42.37
RSUs and PSUs outstanding at April 3, 2026	7.8	$49.49

RSUs and PSUs are generally settled in an equal number of shares of the Company’s common stock at the time of vesting of the units.

Common Stock

The Company is authorized to issue 750 million shares of common stock, $0.01 par value per share. As of April 3, 2026 and June 27, 2025, there were 349 million shares issued, and 345 million and 347 million shares outstanding, respectively, which are net of 4 million and 2 million shares of treasury stock held at cost, respectively.

Convertible Preferred Stock

On January 31, 2023, the Board of Directors of the Company authorized the designation of 900,000 shares of Series A Convertible Perpetual Preferred Stock, par value $0.01 per share (the “Preferred Shares”), from the Company’s existing 5,000,000 authorized but unissued shares of preferred stock and issued the Preferred Shares through a private placement. As of June 27, 2025, 235,000 Preferred Shares were outstanding, with an aggregate liquidation preference of $265 million, including previous dividends paid in-kind.

The Preferred Shares had an initial stated value of $1,000 per share and accrued a cumulative preferred dividend at an annual rate of 6.25% per annum, compounded on a quarterly basis. Through December 27, 2024, the Company paid quarterly dividends on the Preferred Shares in-kind through an increase to the stated value. Subsequently, quarterly dividends on the Preferred Shares were made in cash, including $8 million paid in the nine months ended April 3, 2026. The Preferred Shares also participated in any dividends declared for common shareholders on an as-converted equivalent basis.

On February 17, 2026, the Company converted all remaining outstanding Preferred Shares into 7 million shares of the Company’s common stock pursuant to a mandatory conversion in accordance with the terms of the Company’s Certificate of Designations, Preferences and Rights of the Preferred Shares. Immediately prior to conversion, the Preferred Shares outstanding had an aggregate liquidation preference of $267 million, which included previous dividends paid in-kind of $32 million. On February 24, 2026, the Company filed a Certificate of Elimination with the Secretary of State of the State of Delaware with respect to the Preferred Shares, pursuant to which the Preferred Shares were eliminated and returned to the status of authorized and unissued preferred shares of the Company.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Share Repurchase Program

On May 9, 2025, the Company’s Board of Directors authorized a share repurchase program for the repurchase of up to $2.00 billion of the Company’s common stock, and on February 2, 2026, the Company’s Board of Directors authorized the repurchase of up to an additional $4.00 billion of the Company's common stock (collectively, the “Share Repurchase Program”). There is no expiration date for the Share Repurchase Program. During the three months ended April 3, 2026, the Company repurchased 2.9 million shares under the Share Repurchase Program for a total cash cost of $752 million plus $5 million for accrued excise taxes. During the nine months ended April 3, 2026, the Company repurchased 13.1 million shares under the Share Repurchase Program for a total cash cost of $1.92 billion plus $13 million for accrued excise taxes. As of April 3, 2026, the Company had $3.93 billion available for repurchases pursuant to the Share Repurchase Program. Repurchases under the Share Repurchase Program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Company expects shares repurchased under the Share Repurchase Program to be funded principally by operating cash flows. The amount and timing of share repurchases will depend on market conditions and other corporate considerations. The Company may suspend or discontinue the Share Repurchase Program at any time.

Dividends to Common Shareholders

On April 29, 2025, the Company’s Board of Directors authorized the adoption of a cash dividend program. Under the cash dividend program, holders of the Company’s common stock will receive dividends when and as declared by the Board of Directors. During the three months ended April 3, 2026, the Company paid cash dividends of $0.125 per share of its outstanding common stock, totaling $43 million. During the nine months ended April 3, 2026, the Company paid aggregate cash dividends of $0.35 per share of its outstanding common stock, totaling $120 million, plus $2 million paid to holders of the Company’s Preferred Shares in accordance with their participation rights.

Subsequent to quarter-end, on April 29, 2026, the Board of Directors declared a cash dividend of $0.15 per share of the Company’s common stock, which will be paid on June 17, 2026 to shareholders of record as of the close of business on June 5, 2026.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 13.    Net Income Per Common Share

The following table presents the computation of basic and diluted income per common share:

	Three Months Ended		Nine Months Ended
	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
	(in millions, except per share data)
Net income from continuing operations	$3,205	$772	$6,229	$1,391
Dividends allocated to preferred shareholders	(2)	(4)	(12)	(12)
Income attributable to participating securities(1)	(35)	(13)	(111)	(25)
Net income from continuing operations attributable to common shareholders - basic	3,168	755	6,106	1,354
Net income (loss) from discontinued operations, net of taxes, attributable to common shareholders	—	(248)	—	213
Net income attributable to common shareholders - basic	$3,168	$507	$6,106	$1,567

Net income from continuing operations attributable to common shareholders - basic	$3,168	$755	$6,106	$1,354
Re-allocation of participating securities considered potentially dilutive	4	—	10	1
Net income from continuing operations attributable to common shareholders - diluted	3,172	755	6,116	1,355
Net income (loss) from discontinued operations, net of taxes, attributable to common shareholders	—	(248)	—	213
Net income attributable to common shareholders - diluted	$3,172	$507	$6,116	$1,568

Weighted average shares:
Basic	342	348	343	346
RSUs, PSUs, ESPP, and convertible notes	45	10	38	12
Diluted	387	358	381	358

Net income (loss) per common share:
Basic:
Continuing operations	$9.26	$2.17	$17.80	$3.91
Discontinued operations	—	(0.71)	—	0.62
Net income per common share	9.26	1.46	17.80	4.53
Diluted:
Continuing operations	8.20	2.11	16.05	3.79
Discontinued operations	—	(0.69)	—	0.59
Net income per common share	8.20	1.42	16.05	4.38

(1)     Participating securities consisted of Preferred Shares because, prior to their conversion, they participated on a pro rata basis in any dividends declared on shares of common stock.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Potentially dilutive common shares include dilutive outstanding RSUs and PSUs, rights to purchase shares of common stock under the Company’s ESPP, shares issuable in connection with the Company’s convertible notes, and Preferred Shares. For the three and nine months ended April 3, 2026 and March 28, 2025, based on the Company’s average stock price during the period, an insignificant number of common shares subject to outstanding equity awards were anti-dilutive.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 14.    Legal Proceedings

Intellectual Property Litigation

On September 28, 2016, SPEX Technologies, Inc. (“SPEX”) filed a lawsuit in the Central District Court against the Company and two of the Company’s current or former wholly-owned subsidiaries, Western Digital Technologies, Inc. and HGST Inc., alleging infringement of U.S. Patent Nos. 6,088,802 and 6,003,135, both of which allegedly relate to moving a security mechanism (e.g., the encrypting/decrypting mechanism) from a host computer or a separate device to a peripheral device that provides data storage. As the case progressed, SPEX dismissed its allegations relating to U.S. Patent No. 6,003,135 and narrowed its case to one claim related to U.S. Patent No. 6,088,802 and asserted this against certain HDD products that may include certain encryption capabilities. The trial commenced on October 8, 2024, and concluded on October 18, 2024, and the jury awarded SPEX damages of $316 million for the use of one claim related to U.S. Patent No. 6,088,802 in the past, prior to its expiration in 2017. On January 8, 2025, the Court entered judgment for SPEX in accordance with the verdict and also awarded SPEX prejudgment interest of $237 million and legal costs. On June 16, 2025, the Court ruled on the Company’s post-trial motions, finding that SPEX did not present sufficient evidence on which a damages award could be determined and therefore awarded nominal damages of $1. On June 27, 2025, the Court entered an amended judgment awarding SPEX nominal damages of $1 with no prejudgment interest and no legal costs. The Company has appealed the infringement finding, and SPEX has appealed damages-related issues. Based on available appellate arguments, the Company believes a loss is not probable and has not accrued a liability as a result of the jury verdict or the entry of amended judgment in its financial statements as of April 3, 2026.

In August 2022, MR Technologies, GmbH (“MRT”) filed an action against the Company, alleging infringement of certain patents related to hard disk drive media. Following a jury trial and judgment in favor of the plaintiff, in the fourth quarter of fiscal year 2024, the Company recognized an aggregate liability for this matter of $384 million with $291 million recognized as Operating expenses under Litigation matter for the year ended June 28, 2024 and $93 million recognized as Other non-current assets for the patent licenses, to be amortized over their remaining lives.

In April 2025, the Company reached a global settlement of $130 million for all pending matters with MRT. As a result of the settlement, in the three- and nine-month periods ended March 28, 2025, the Company reversed $201 million and $198 million, respectively, of previously recorded charges in Operating expenses under Litigation matter.

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

Our Company

We are a leading developer, manufacturer, and provider of data storage devices and solutions based on HDD technology. We leverage our capability in the HDD industry primarily for the cloud and hyperscale data center markets. HDDs are critical components in the worldwide data infrastructure market, powering the digital economy. HDDs provide reliable, cost-effective, high-capacity storage needs for a wide range of applications, ranging from cloud data centers, enterprise storage systems, edge computing, smart video, to client and consumer.

Our broad portfolio of technology and products addresses our customers’ storage needs through multiple end markets: Cloud, Client and Consumer. Cloud is comprised primarily of products for public or private cloud environments and enterprise customers. Through the Client end market, we provide our OEM and channel customers a broad array of high-performance HDD solutions across desktop and notebooks. The Consumer end market provides a broad range of retail and other end-user products, which capitalize on the strength of our product brand recognition and vast points of presence around the world.

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

Key Developments

Separation of Business Units and Monetization of Sandisk Shares

On February 21, 2025, we completed the Separation to create two independent public companies, with Western Digital continuing our existing HDD business and Sandisk, formerly a wholly-owned subsidiary of the Company, holding the Flash business. We believe the Separation has better positioned us as a pure-play HDD company that can execute innovative technology and product development, capitalize on unique growth opportunities, extend our leadership position, operate more efficiently, and pursue capital allocation strategies to maximize long-term shareholder value. As part of the Separation, we initially retained 28.8 million shares of Sandisk common stock. In June 2025, we used 21.3 million shares of Sandisk in a tax-free exchange to reduce approximately $800 million principal amount of our term loan A-3. In February 2026, we executed a series of transactions to monetize additional Sandisk shares and further reduce our outstanding debt. Initially, we entered into a $1.50 billion Bridge Loan, which was utilized to fully redeem all of our Senior Notes and consolidate the broad creditor base to two holders to facilitate a debt-for-equity exchange. Following the redemptions of the Senior Notes, we retired the Bridge Loan and our existing Term Loan A-3 through a tax-free exchange for 5.8 million shares of Sandisk common stock. As of April 3, 2026, we still held 1.7 million shares of Sandisk common stock, which we expect to monetize by the end of 2026 in one or more subsequent exchanges for our outstanding common stock.

Prior period information provided herein is presented on a continuing operations basis to reflect the impact of the Separation. See Part I, Item 1, Note 4, Discontinued Operations, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the Separation.

Conversion of Preferred Shares

On February 17, 2026, we converted all remaining outstanding Preferred Shares into 7 million shares of our common stock in accordance with the Certificate of Designations, Preferences and Rights of the Preferred Shares.

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

Recent changes to U.S. trade policy, in particular with regard to tariffs, have caused substantial market uncertainty and, in certain cases, retaliatory measures by trading partners. Our business and results of operations have not been materially impacted through the third quarter of 2026 as a result of these actions, but we are actively monitoring developments and assessing options to mitigate potential future actions. For additional information, please see Part I, Item 1A, Risk Factors, included in our 2025 Annual Report on Form 10-K.

Results of Operations

Third Quarter and Nine Month Overview

The following table sets forth, for the periods presented, selected summary information from our Condensed Consolidated Statements of Operations by dollars and percentage of net revenue(1):

	Three Months Ended
	April 3, 2026		March 28, 2025		$ Change	% Change
	($ in millions)
Revenue, net	$3,337	100.0%	$2,294	100.0%	$1,043	45%
Cost of revenue	1,661	49.8	1,382	60.2	279	20
Gross profit	1,676	50.2	912	39.8	764	84
Operating expenses:
Research and development	294	8.8	245	10.7	49	20
Selling, general and administrative	147	4.4	108	4.7	39	36
Litigation matter	—	—	(201)	(8.8)	201	(100)
Business realignment charges	45	1.3	—	—	45	n/a
Total operating expenses	486	14.6	152	6.6	334	220
Operating income	1,190	35.7	760	33.1	430	57
Interest and other income (expense):
Interest income	12	0.4	10	0.4	2	20
Interest expense	(38)	(1.1)	(91)	(4.0)	53	(58)
Gain (loss) on retained interest in Sandisk	2,734	81.9	(606)	(26.4)	3,340	(551)
Costs in connection with debt-for-equity exchange	(545)	(16.3)	—	—	(545)	n/a
Other income, net	6	0.2	1	—	5	500
Total interest and other income (expense), net	2,169	65.0	(686)	(29.9)	2,855	(416)
Income before taxes	3,359	100.7	74	3.2	3,285	4,439
Income tax expense (benefit)	154	4.6	(698)	(30.4)	852	122
Net income from continuing operations	$3,205	96.0%	$772	33.7%	$2,433	315%

(1)    Percentages may not total due to rounding.

	Nine Months Ended
	April 3, 2026		March 28, 2025		$ Change	% Change
	($ in millions)
Revenue, net	$9,172	100.0%	$6,915	100.0%	$2,257	33%
Cost of revenue	4,889	53.3	4,290	62.0	599	14
Gross profit	4,283	46.7	2,625	38.0	1,658	63
Operating expenses:
Research and development	877	9.6	732	10.6	145	20
Selling, general and administrative	413	4.5	444	6.4	(31)	(7)
Litigation matter	—	—	(198)	(2.9)	198	(100)
Business realignment charges	103	1.1	(7)	(0.1)	110	(1,571)
Total operating expenses	1,393	15.2	971	14.0	422	43
Operating income	2,890	31.5	1,654	23.9	1,236	75
Interest and other income (expense):
Interest income	41	0.4	25	0.4	16	64
Interest expense	(151)	(1.6)	(283)	(4.1)	132	(47)
Gain (loss) on retained interest in Sandisk	4,448	48.5	(606)	(8.8)	5,054	(834)
Costs in connection with debt-for-equity exchange	(545)	(5.9)	—	—	(545)	n/a
Other expense, net	(25)	(0.3)	(7)	(0.1)	(18)	257
Total interest and other income (expense), net	3,768	41.1	(871)	(12.6)	4,639	(533)
Income before taxes	6,658	72.6	783	11.3	5,875	750
Income tax expense (benefit)	429	4.7	(608)	(8.8)	1,037	(171)
Net income from continuing operations	$6,229	67.9%	$1,391	20.1%	$4,838	348%

(1)    Percentages may not total due to rounding.

The following table sets forth for the periods presented, summary information regarding our disaggregated revenue:

	Three Months Ended		Nine Months Ended
	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
	(in millions)
Revenue by end market
Cloud	$2,972	$2,007	$8,155	$6,012
Client	179	137	501	416
Consumer	186	150	516	487
Total revenue	$3,337	$2,294	$9,172	$6,915

Revenue by geography(1)
Americas	$1,499	$1,182	$3,890	$3,468
Asia	1,320	753	3,612	2,349
Europe, Middle East and Africa	518	359	1,670	1,098
Total revenue	$3,337	$2,294	$9,172	$6,915

(1)    Net revenue is attributed to geographic regions based on the ship-to location of the customer.

Comparison of Three and Nine Months Ended April 3, 2026 to Three and Nine Months Ended March 28, 2025

Net Revenue

Net revenue increased by 45% for the three months ended April 3, 2026 from the comparable period in the prior year, driven by a 34% increase in exabytes sold and a 9% increase in average selling price per exabyte, both of which were driven by strong demand across all of our end markets. Net revenue increased by 33% for the nine months ended April 3, 2026 from the comparable period in the prior year, driven by a 26% increase in exabytes sold and a 5% increase in average selling price per exabyte. The increase in exabytes sold and increase in average selling price per exabyte were attributable to the same factors noted for the three-month period above.

Cloud revenue, representing 89% of total revenue, increased by 48% for the three months ended April 3, 2026 from the comparable period in the prior year, driven by a 36% increase in exabytes sold and a 9% increase in average selling price per exabyte. The increase in exabytes sold was driven by strong demand for our high-capacity enterprise products. The increase in average selling price per exabyte was due to an improved pricing environment. Cloud revenue, representing 89% of total revenue, increased by 36% for the nine months ended April 3, 2026 from the comparable period in the prior year, driven by a 29% increase in exabytes sold and a 5% increase in average selling price per exabyte. The increase in exabytes sold and increase in average selling price per exabyte were attributable to the same factors noted for the three-month period above.

Client revenue, representing 5% of total revenue, increased by 31% for the three months ended April 3, 2026 from the comparable period in the prior year, driven by a 19% increase in exabytes sold and a 10% increase in average selling price per exabyte. The increase in exabytes sold and average selling price per exabyte are driven by dynamics largely consistent with our other end markets. Client revenue, representing 5% of total revenue, increased by 20% for the nine months ended April 3, 2026 from the comparable period in the prior year, driven by a 4% increase in exabytes sold and a 16% increase in average selling price per exabyte. The increase in exabytes sold and increase in average selling price per exabyte were attributable to the same factors noted for the three-month period above.

Consumer revenue, representing 6% of total revenue, increased by 24% for the three months ended April 3, 2026 from the comparable period in the prior year, driven by a 6% increase in exabytes sold and a 17% increase in average selling price per exabyte. The increase in exabytes sold and average selling price per exabyte are driven by dynamics largely consistent with our other end markets. Consumer revenue, representing 6% of total revenue, increased by 6% for the nine months ended April 3, 2026 from the comparable period in the prior year, driven by a 1% increase in exabytes sold and a 4% increase in average selling price per exabyte. The increase in exabytes sold and increase in average selling price per exabyte were attributable to the same factors noted for the three-month period above.

The change in mix of net revenue by geography for the three and nine months ended April 3, 2026 from the comparable periods in the prior year reflects larger percentage increases in the Asia and Europe, Middle East and Africa regions as customers are ramping up data center capacity in these regions.

Our top 10 customers accounted for 71% and 74%, respectively, of our net revenue for the three and nine months ended April 3, 2026, compared to 73% and 68%, respectively, of our net revenue for the three and nine months ended March 28, 2025. For the three months ended April 3, 2026, three customers accounted for 17%, 15%, and 11%, respectively, of our net revenue, and for the three months ended March 28, 2025, three customers accounted for 18%, 16% and 13%, respectively, of our net revenue. For the nine months ended April 3, 2026, three customers accounted for 16%, 15%, and 13%, respectively, of our net revenue, and for the nine months ended March 28, 2025, two customers accounted for 18% and 11%, respectively, of our net revenue.

Gross Profit and Gross Margin

Gross profit increased by $764 million for the three months ended April 3, 2026 from the comparable period in the prior year, due to an increased volume of shipments, a lower cost structure on our newer generation products and improved pricing. Gross margin increased by 10 percentage points year over year, primarily due to a lower cost structure on our newer generation products and improved pricing. Gross profit increased by $1.66 billion for the nine months ended April 3, 2026 from the comparable period in the prior year and gross margin increased by 9 percentage points during the same year-over-year period, primarily due to the same factors noted for the three-month period above.

Operating Expenses

Research and development (“R&D”) expense increased by $49 million for the three months ended April 3, 2026 from the comparable period in the prior year. The increase was attributable to $25 million of incremental product development related costs as we continue to execute on our innovative technology and product roadmap along with $20 million higher compensation-related costs aligned with the improved financial performance during the current year. R&D expense increased by $145 million for the nine months ended April 3, 2026 from the comparable period in the prior year. The increase was attributable to $95 million of higher compensation-related costs and $50 million of higher incremental product development related costs, driven by the same factors noted for the three-month period above.

Selling, general and administrative (“SG&A”) expense increased by $39 million for the three months ended April 3, 2026 from the comparable period in the prior year. The increase was primarily attributable to higher compensation-related expense, as a result of our improved financial performance. SG&A expense decreased by $31 million for the nine months ended April 3, 2026 from the comparable period in the prior year, as that period included substantial costs associated with the final planning and execution of the Separation, including duplicative personnel costs and higher outside service fees.

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

Interest and Other Income (Expense)

Total interest and other income (expense), changed by $2.86 billion for the three months ended April 3, 2026 from the comparable period in the prior year. The change reflects a gain of $2.73 billion on our retained interest in Sandisk in the current period based on the mark-to-market value as of April 3, 2026, compared to a loss of $606 million in the prior year, and lower interest expense of $53 million, which reflects the reduction in our debt. These changes were partially offset by $545 million of costs incurred in connection with our debt-for-equity exchange, which reflects the discount provided on the monetization of Sandisk shares. Total interest and other income (expense), changed by $4.64 billion for the nine months ended April 3, 2026 from the comparable period in the prior year. The change primarily reflects an unrealized gain of $4.45 billion on our retained interest in Sandisk in the current period based on the mark-to-market value as of April 3, 2026, compared to a loss of $606 million in the prior year, and lower interest expense of $132 million, which reflects the reduction in our debt. These changes were partially offset by $545 million of costs incurred in connection with the debt-for-equity exchange as described above.

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

On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law, which contained, among other things, a corporate alternative minimum tax (“CAMT”) of 15% on corporations with three-year average annual adjusted financial statement income (“AFSI”) exceeding $1.0 billion. Although CAMT became effective for us beginning with 2024, we were not subject to CAMT for 2024 or 2025. We do not expect to be subject to CAMT in 2026 as our annual average AFSI did not exceed $1.0 billion for the preceding three-year period.

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

The following table presents our Income tax expense (benefit) and the effective tax rate:

	Three Months Ended		Nine Months Ended
	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
	($ in millions)
Income before taxes	$3,359	$74	$6,658	$783
Income tax expense (benefit)	154	(698)	429	(608)
Effective tax rate	5%	(943)%	6%	(78)%

The primary drivers of the difference between the effective tax rate for the three and nine months ended April 3, 2026 and the U.S. Federal statutory rate of 21% are the relative mix of earnings and losses by jurisdiction, the deduction for FDDEI, tax credits, and the gain on the retained interest in Sandisk being tax-free due to the Separation. These resulted in decreases to our effective tax rate below the U.S. Federal statutory rate for the three and nine months ended April 3, 2026. Our income tax provision for the three and nine months ended April 3, 2026 includes GMT for Malaysia as well as Thailand and the Philippines, countries for which we maintain tax holidays.

The primary drivers of the difference between the effective tax rate for the three and nine months ended March 28, 2025 and the U.S. Federal statutory rate of 21% were the relative mix of earnings and losses by jurisdiction, credits, and tax holidays in the Philippines and Thailand that will expire at various dates between 2026 and 2033. These tax holidays resulted in decreases to our effective tax rate below the U.S. Federal statutory rate for the three and nine months ended March 28, 2025. However, the tax effects of the mandatory capitalization of R&D expenses offset these decreases, resulting in our effective tax rate being close to the U.S. Federal statutory rate for the three and nine months ended March 28, 2025. In anticipation of us operating as a standalone HDD business in a GMT environment, we executed an inter-entity asset transfer in conjunction with the Separation. This resulted in the recognition of one-time deferred tax benefits to continuing operations of $711 million for the three and nine months ended March 28, 2025.

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

	Nine Months Ended
	April 3, 2026	March 28, 2025
	(in millions)
Net cash provided by (used in):
Operating activities	$2,540	$945
Investing activities	(318)	220
Financing activities	(2,283)	430
Effect of exchange rate changes on cash	(3)	3
Net increase (decrease) in cash and cash equivalents	$(64)	$1,598

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

We expect our capital expenditures generally to be approximately 4% to 6% of our net revenue.

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

A total of $1.31 billion and $984 million of our cash and cash equivalents was held by our foreign subsidiaries as of April 3, 2026 and June 27, 2025, respectively. There are no material tax consequences that were not previously accrued for on the repatriation of this cash.

Our cash equivalents are primarily invested in money market funds that invest in U.S. Treasury securities and U.S. Government agency securities. In addition, from time to time, we also invest directly in certificates of deposit, asset-backed securities and corporate and municipal notes and bonds.

Operating Activities

Net cash provided by operating activities primarily consists of net income, adjusted for non-cash charges, plus or minus changes in operating assets and liabilities. Net cash used for changes in operating assets and liabilities was $368 million for the nine months ended April 3, 2026, compared to $1.15 billion for the nine months ended March 28, 2025. The year over year improvement largely reflects a $365 million reduction in inventory as a result of increased shipments to customers, a $345 million improvement from accrued expenses resulting from a significant reduction in our derivative hedging activities since the Separation, a $225 million improvement from accrued compensation resulting from amount and timing of payment of variable compensation, and a $883 million improvement in other assets and liabilities driven by the timing of recognition and realization of income taxes receivable. These were partially offset by a $504 million increase in accounts receivable driven by the growth in our business volume and a $518 million increase in cash used driven by the timing of recognition and payment of income taxes.

Investing Activities

Net cash used in investing activities for the nine months ended April 3, 2026 primarily consisted of $310 million in capital expenditures. Net cash provided by investing activities for the nine months ended March 28, 2025 primarily consisted of $401 million in net proceeds from our sale of a majority interest in one of our subsidiaries and $148 million in net proceeds from activity related to Flash Ventures, partially offset by $336 million in capital expenditures, net of proceeds from disposals of assets.

Financing Activities

Net cash used in financing activities for the nine months ended April 3, 2026 primarily consisted of $1.92 billion for share repurchases, $1.56 billion for repayments of our debt, $197 million for taxes paid on vested stock awards under employee stock plans, and $130 million for dividends on our common stock and Preferred Shares. These uses were partially offset by $1.50 billion of net proceeds from a bridge loan and $32 million of proceeds from the issuance of stock under employee stock plans. Net cash provided by financing activities for the nine months ended March 28, 2025 primarily consisted of $2.15 billion of proceeds from drawing on the Sandisk credit facilities in connection with the Separation as well as the 2027 Revolving Credit Facility and $69 million of proceeds from the issuance of stock under employee stock plans, partially offset by $1.37 billion of cash transferred to Sandisk in connection with the Separation, $257 million for repayment of amounts borrowed under the 2027 Revolving Credit Facility and scheduled repayments on the Term Loan A-3 and prior Term Loan A-2, $92 million for taxes paid on vested stock awards under employee stock plans, and $74 million paid for debt issuance costs.

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

Short- and Long-term Liquidity

Material Cash Requirements

The following is a summary of our known material cash requirements as of April 3, 2026. In addition, see the discussions further below related to liability for unrecognized tax benefits, litigation matters, cash dividend program, global minimum tax, foreign exchange contracts and indemnifications.

	Total	1 Year (Remaining Three Months of 2026)	2-3 Years (2027-2028)	4-5 Years (2029-2030)	More than 5 Years (Beyond 2030)
	(in millions)
Debt, including interest	$1,634	$1,600	$34	$—	$—
Operating leases	165	10	65	41	49
Purchase obligations and other commitments	77	20	57	—	—
Total	$1,876	$1,630	$156	$41	$49

Liability for Unrecognized Tax Benefits

As of April 3, 2026, the liability for unrecognized tax benefits (excluding accrued interest and penalties) was $603 million. Accrued interest and penalties related to unrecognized tax benefits are recognized in liabilities for uncertain tax positions and are recorded in the provision for income taxes. Accrued interest and penalties included in our liability related to unrecognized tax benefits as of April 3, 2026 was $123 million. Of these amounts, approximately $133 million could result in potential cash payments to be made within the next twelve months.

Litigation Matters

For additional information on our litigation matters, see Part I, Item 1, Note 14, Legal Proceedings, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Cash Dividend Program

On April 29, 2025, our Board of Directors authorized the adoption of a cash dividend program. Under the cash dividend program, holders of our common stock will receive dividends when and as declared by our Board of Directors. During the three months ended April 3, 2026, we paid cash dividends of $0.125 per share of our outstanding common stock, totaling $43 million. During the nine months ended April 3, 2026, we paid aggregate cash dividends of $0.350 per share of our outstanding common stock, totaling $120 million, plus $2 million paid to holders of our Preferred Shares in accordance with their participation rights.

Subsequent to quarter-end, on April 29, 2026, our Board of Directors declared a cash dividend of $0.15 per share of our common stock, which will be paid on June 17, 2026 to our shareholders of record as of the close of business on June 5, 2026.

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

Debt

As described in Part I, Item 1, Note 7, Debt, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, we issued $1.60 billion aggregate principal amount of convertible senior notes in November 2023, which bear interest at an annual rate of 3.00% and mature on November 15, 2028 (the “2028 Convertible Notes”). The 2028 Convertible Notes are convertible at the option of any holder beginning August 15, 2028 at a conversion price of approximately $37.72 per share of common stock as of April 3, 2026. Prior to August 15, 2028, if the trading price of our common stock remains above 130% of the conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading-day period prior to the end of a calendar quarter, holders of the 2028 Convertible Notes would have the right to convert the 2028 Convertible Notes during the next succeeding calendar quarter. The 2028 Convertible Notes are also convertible prior to August 15, 2028 upon the occurrence of certain corporate events. Upon any conversion of the 2028 Convertible Notes, we will pay cash for the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, shares of our common stock or a combination thereof, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted. On or after November 15, 2026, we may redeem for cash, at par plus accrued interest, all or any portion of the 2028 Convertible Notes, at our option, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 10 trading days during any 20 consecutive trading day period immediately preceding the date of our redemption notice.

During the three months ended April 3, 2026, holders of $32 million aggregate principal amount of the 2028 Convertible Notes tendered them for conversion (the “Tendered Notes”). We made an irrevocable election to settle in cash the conversion obligation in excess of the principal amount of the Tendered Notes, as permitted by the Indenture. Settlement is scheduled for June 2026. We still retain the right to settle any conversion obligation in excess of the principal amount of the remaining 2028 Convertible Notes in cash or shares or a combination thereof, at its election.

The sale price conditional conversion feature of the 2028 Convertible Notes was triggered during the calendar quarter ended March 31, 2026 and, accordingly, the holders of the 2028 Convertible Notes have the right to convert the notes during the succeeding calendar quarter ending June 30, 2026. As a result, the 2028 Convertible Notes have been classified in Current portion of long-term debt in the Condensed Consolidated Financial Statements as of April 3, 2026. We will continue to evaluate the conversion feature quarterly to determine if the 2028 Convertible Notes remain convertible in future periods.

In addition to our outstanding debt, as of April 3, 2026, we had $1.25 billion available for borrowing under our revolving credit facility maturing in January 2027 (the “2027 Revolving Credit Facility”), subject to customary conditions under the Loan Agreement. The agreements governing our credit facilities each include limits on secured indebtedness and certain types of unsecured subsidiary indebtedness and require us and certain of our subsidiaries to provide guarantees and collateral to the extent the conditions providing for such guarantees and collateral are met. During the three months ended April 3, 2026, the Company obtained investment grade ratings from two rating agencies and therefore, pursuant to the terms of the Loan Agreement, the guarantees and collateral on the 2027 Revolving Credit Facility were released. The Loan Agreement requires us to comply with a financial leverage ratio covenant. As of April 3, 2026, we were in compliance with the financial covenant. Additional information regarding our indebtedness, including information about availability under our 2027 Revolving Credit Facility and the principal repayment terms, interest rates, covenants, collateral and other key terms of our outstanding indebtedness, is included in Part II, Item 8, Note 8, Debt, of the Notes to Consolidated Financial Statements included in our 2025 Annual Report on Form 10-K and Note 7, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

The assets and liabilities of the Obligor Group include the following:

	April 3, 2026	June 27, 2025
	(in millions)
Current assets	$3,509	$2,992
Non-current assets	4,465	4,553
Net intercompany payables to non-guarantor subsidiaries	(783)	(1,543)
Current liabilities	2,714	3,800
Non-current liabilities	432	2,873

The operating results of the Obligor Group include the following:

	Nine Months Ended	Year Ended
	April 3, 2026	June 27, 2025
	(in millions)
Net sales	$3,949	$5,249
Gross profit	1,658	1,941
Operating income	575	279
Net income (loss)	4,041	(320)

Results for the Obligor Group include the following transactions with non-guarantor subsidiaries:

	Nine Months Ended	Year Ended
	April 3, 2026	June 27, 2025
	(in millions)
Intercompany revenue	$5,491	$1,378
Net intercompany interest income (expense)	(17)	4
Intercompany dividend income	33	2,215

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

Global Minimum Tax

As of April 3, 2026, we have accrued GMT liabilities of $62 million that are not expected to be paid until the second quarter of 2028.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Other than changes to our interest rate risk as a result of the disposal of our variable-rate debt, there have been no material changes to our market risk exposure during the nine months ended April 3, 2026 from those disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our 2025 Annual Report on Form 10-K.

Foreign Currency Risk

We performed sensitivity analyses as of April 3, 2026, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our foreign currency derivative contracts used to offset the underlying exposures. The foreign currency exchange rates used in performing the sensitivity analyses were based on market rates in effect at April 3, 2026. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar would result in a foreign exchange fair value loss of $72 million at April 3, 2026.

Interest Rate Risk

While we have historically held a balance of fixed and variable rate debt, as of April 3, 2026, our only outstanding debt was $1.60 billion principal amount of our fixed-rate 3.00% convertible notes due 2028.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended April 3, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

The following table provides information about repurchases by us of shares of our common stock during the quarter ended April 3, 2026:

(in millions, except average price paid per share)	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased As Part of Publicly Announced Program(2)	Maximum Value of Shares that May Yet be Purchased Under the Program(2)
Jan. 3, 2026 - Jan. 30, 2026	0.9	$219.57	0.9	$494
Jan. 31, 2026 - Feb. 27, 2026	0.9	280.22	0.9	$4,244
Feb. 28, 2026 - Apr. 3, 2026	1.1	276.32	1.1	$3,932
Total for the quarter ended Apr. 3, 2026	2.9	$260.51	2.9

(1)    Includes commissions.
(2)    On May 9, 2025, our Board of Directors authorized a share repurchase program for the repurchase of up to $2.00 billion of our common stock, and on February 2, 2026, our Board of Directors authorized the repurchase of up to an additional $4.00 billion of the Company’s common stock. There is no expiration date for the share repurchase program. Repurchases under the share repurchase program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. We expect share repurchases to be funded principally by operating cash flows. The amount and timing of share repurchases will depend on market conditions and other corporate considerations. We may suspend or discontinue the share repurchase program at any time.

Item 5.    Other Information

Insider Trading Arrangements

During the quarter ended April 3, 2026, the following director and officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted a trading arrangement for the purchase or sale of securities of Western Digital that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act (“Rule 10b5-1 Plan”):

•Martin I. Cole, a director of the Company, adopted a Rule 10b5-1 Plan on March 5, 2026. Under this plan, up to an aggregate of 12,000 shares of the Company’s common stock may be sold before the plan expires on October 31, 2026.

•Irving Tan, Chief Executive Officer of the Company, adopted a Rule 10b5-1 Plan on February 5, 2026. Under this plan, up to an aggregate of 80,000 shares of the Company’s common stock may be sold before the plan expires on May 31, 2027.

•Cynthia Tregillis, Executive Vice President, Chief Legal Officer and Secretary of the Company, adopted a Rule 10b5-1 Plan on March 6, 2026. Under this plan, up to an aggregate of 27,765 shares of the Company’s common stock may be sold before the plan expires on December 31, 2027.

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
2.1
Separation and Distribution Agreement, dated as of February 21, 2025, by and between Western Digital Corporation and Sandisk Corporation (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by the Company on February 24, 2025)#

3.1
Amended and Restated Certificate of Incorporation of Western Digital Corporation, as amended to date (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by the Company on August 20, 2024)

3.2
Certificate of Designations, Preferences and Rights of Series A Convertible Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on February 1, 2023)

3.3
Amended and Restated Bylaws of Western Digital Corporation, as amended effective as of March 13, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on March 13, 2025)

3.4
Certificate of Elimination of Series A Convertible Perpetual Preferred Stock of Western Digital Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on February 24, 2026)

10.1	Amendment No. 6, dated as of February 5, 2026, to the Amended and Restated Loan Agreement, dated as of January 7, 2022, by and among Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto†
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

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
Dated: April 30, 2026