Form 10-K
period 2026-07-03
WESTERN DIGITAL CORP
filed 2026-08-14
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 3, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on January 2, 2026, the last business day of the registrant’s most recently completed second fiscal quarter, was $47.69 billion, based on the closing sale price as reported on the Nasdaq Global Select Market.
There were 360,540,944 shares of common stock, par value $0.01 per share, outstanding as of the close of business on August 7, 2026.

Documents Incorporated by Reference
Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2026 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days after the end of the 2026 fiscal year. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

WESTERN DIGITAL CORPORATION

Unless otherwise indicated, references herein to specific years and quarters are to our fiscal years and fiscal quarters, and references to financial information are on a consolidated basis. As used herein, the terms “we,” “us,” “our,” the “Company,” “WD” and “Western Digital” refer to Western Digital Corporation and its subsidiaries, unless we state, or the context indicates, otherwise.

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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning: the impact of the global macroeconomic environment, including tariffs; expectations regarding demand trends, market opportunities and our market position, including related to artificial intelligence (“AI”); our product development and technology plans and business strategies; consumer trends and market conditions; expectations regarding our future financial performance; expectations regarding capital expenditure plans and investments; expectations regarding our tax resolutions, effective tax rate and our unrecognized tax benefits; expectations regarding the merits of our position and our plans with respect to certain litigation matters; and our beliefs regarding our capital allocation plans, including our quarterly dividend program and our share repurchase program, and the sufficiency of our available liquidity to meet our working capital, debt and capital expenditure needs.

These forward-looking statements are based on management’s current expectations, represent the most current information available to the Company as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and other factors that could cause actual results or performance to differ materially from those expressed or implied in the forward-looking statements. These risks and uncertainties are described in Part I, Item 1A of this Annual Report on Form 10-K. You are urged to carefully review the disclosures we make concerning risks and other factors that may affect the outcome of our forward-looking statements and our business and operating results, including those made in Part I, Item 1A of this Annual Report on Form 10-K and any of those made in our other reports filed with the Securities and Exchange Commission (“SEC”). You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. We do not intend, and undertake no obligation, to update or revise these forward-looking statements to reflect new information or events after the date of this document or to reflect the occurrence of unanticipated events, except as required by law.

WEBSITE REFERENCES

In this Annual Report on Form 10-K, we make references to our website at www.westerndigital.com. References to our website through this Form 10-K are provided for convenience only and the content on our website does not constitute a part of, and shall not be deemed incorporated by reference into, this Annual Report on Form 10-K.

  PART I

Item 1.    Business

General

Western Digital was founded in 1970 and is a Standard & Poor’s 500 (“S&P 500”) company headquartered in San Jose, California. We are a leading developer, manufacturer, and provider of data storage devices and solutions based on hard disk drive (“HDD”) technology. HDDs are critical components in the worldwide data infrastructure market, powering the AI-driven digital economy. HDDs provide reliable, cost-effective, high-capacity storage needs for a wide range of applications, ranging from cloud data centers, enterprise storage systems, edge computing, and smart video to client and consumer devices.

At Western Digital, we believe that data storage provides the strategic foundation for the AI-driven data economy. We focus on designing and building data storage solutions that are intelligent, efficient, and reliable. We execute on this mission through rigorous scientific research, engineering excellence, and deep customer collaboration, so that each product advancement provides value for our customers and shareholders.

With much of the world’s data stored on Western Digital products, our innovation helps drive the global storage technology ecosystem, anchored in the cloud, and extending from consumer devices to the edge.

Our broad portfolio of technology and products, sold under the Western Digital® and WD® brands, addresses our customers’ storage needs through multiple end markets: “Cloud,” “Client” and “Consumer”.

Cloud. Cloud represents our largest and fastest growing end market comprised primarily of products for public or private cloud environments and enterprise customers. We enable cloud, Internet and social media infrastructure players to build more powerful, cost-effective and efficient data centers. We provide the Cloud end market with an array of high-capacity enterprise HDDs. Our high-capacity enterprise HDDs address growing storage demands with high reliability, easy scalability, and lower time to value for our customers — all while delivering a low total cost of ownership for cloud data center and smart video system markets. These drives are primarily for use in data storage systems, in tiered storage models and where data must be stored reliably for years.

Client. Through the Client end market, we provide our original equipment manufacturer (“OEM”) and channel customers a broad array of high-performance HDD solutions across desktop and notebooks. Our products are designed for use in devices requiring high performance, reliability and capacity with various attributes such as low cost per gigabyte, quiet acoustics, and low power consumption.

Consumer. We have also built strong consumer brand recognition with tools to help individuals manage vast libraries of personal content and to push the limits of what is possible for storage. We serve the Consumer end market with a portfolio of HDD external storage products that we offer globally through our retail and channel partners.

Industry

We operate in the data storage industry. The ability to access, store and share data from anywhere on any device is increasingly important to our customers and end users. From the intelligent edge to the cloud, data storage is not just foundational to AI, but also a fundamental component underpinning global technology architecture. Our strengths in innovation, areal density and cost leadership provide a foundation upon which we are solidifying our position as an essential building block of the AI-driven data economy. We believe there is tremendous market opportunity created by the rapid global adoption of technology built with cloud infrastructure, connected intelligent devices, and high-performance networks.

The increase in computing complexity and advancements in AI, along with growth in cloud computing applications, connected mobile devices and Internet-connected products and edge devices is driving rapid growth in the volume of digital content to be stored and used. While this growth has led to the creation of several form factors for data storage and an increasing use of a tiered architecture approach, HDDs occupy a unique place in the market by providing an economical means to create, store and utilize an increasing amount of data in the age of AI. We believe HDDs provide a sustainable total cost of ownership advantage to our cloud customers to meet their storage needs.

Research and Technology

The strong growth in the amount, value and use of data continues to create a global need for larger, faster and more capable storage solutions. We have extensive customer, partner and channel relationships across our end markets and geographies and a rich heritage of innovation and operational excellence. We have a wide range of intellectual property (“IP”) assets, including patent portfolios containing approximately 4,700 active patents, covering groundbreaking data storage technologies, magnetic recording and other technology building blocks. We have broad research and development (“R&D”) capabilities and devote substantial resources to the development of new products and the improvement of existing products. We focus our engineering efforts on optimizing our product design and manufacturing processes to bring our products to market in a cost-effective and timely manner. We continue to transform ourselves to address the growth in data by providing what we believe to be the broadest range of storage technologies in the industry with a comprehensive product portfolio and global reach. For a discussion of associated risks, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K.

HDD products provide non-volatile data storage by recording magnetic information on rotating disks. We design and manufacture substantially all of the recording head and magnetic media in our HDD products, positioning us as an industry leader in innovations that drive higher areal density and superior performance. Our improvements in HDD capacity, which lower product costs over time, have been enabled largely through advancements in magnetic recording head and media technologies. Our multi-year product roadmap for high-capacity HDDs, which include ePMR, OptiNAND, UltraSMR, heat-assisted magnetic recording (“HAMR”) and triple stage actuators to deliver a cutting-edge portfolio of drives, in commercial volumes, at a wide variety of capacity points, puts Western Digital in a strong position to capitalize on the opportunities presented by the large and growing storage markets. We invest considerable resources in R&D, manufacturing infrastructure and capital equipment for recording head and media technology, as well as other aspects of the magnetic recording system such as HDD mechanics, controller and firmware technology, in order to secure our competitive position and cost structure. Our products generally leverage a common platform for various products within product families, and in some cases across product families, resulting in the commonality of components which reduces our exposure to changes in demand, facilitates inventory management and allows us to achieve lower costs through purchasing economies. This platform strategy also enables our customers to leverage their qualification efforts onto successive product models.

Competition

We believe we are well-positioned in a competitive industry with our leading product portfolio, differentiated innovation engine, global manufacturing footprint, and leadership in driving areal density and cost efficiency. Nevertheless, we face strong competition from several manufacturers of storage products and storage systems and solutions, whether directly or indirectly. Our competitors include HDD competitors such as Seagate Technology Holdings plc, and Toshiba Electronic Devices & Storage Corporation along with NAND flash suppliers that provide and enable alternative storage technologies, as well as storage systems and solutions providers.

Business Strategy

Our vision is to unleash the power and value of data. Our mission is to be the market leader in data storage by delivering storage solutions for now and the future. By understanding our customers’ needs, together we can help them unlock the value and power of data that we are starting to see come to the fore, especially in this age of AI.

Our overall strategy focuses on leadership, innovation and execution, based on our core capabilities grounded in magnetics and photonics expertise and our strength in nano-feature fabrication. Our goal is to further WD as an industry-leading and broad-based developer, manufacturer and provider of advanced technology storage devices and solutions that support and enable the proliferation of data. We believe this positions us well for emerging opportunities in adjacent and new technology markets. Our strategy reflects the following foundational elements: (1) Enhanced customer focus for driving greater customer advocacy and deeper customer engagement across our current and future addressable markets, (2) Product and technology leadership for realizing the best total cost of ownership through disciplined product management and for enabling innovation in new product categories, (3) Rigorous financial discipline by having a clear capital allocation strategy, ambitious financial targets and prudent capital investment, (4) Operational excellence for driving best-in-class cost to achieve industry-leading margin profiles with strong execution, (5) Innovation and growth for creating new products and applications and identifying new market opportunities, and (6) High performance teams with the skill sets to meet go-forward business needs.

Patents, Licenses and Proprietary Information

We rely on a combination of patents, trademarks, copyright and trade secret laws, confidentiality procedures and licensing arrangements to protect our IP rights.

We have approximately 4,700 active patents worldwide and have many patent applications in process. We continually seek additional United States (“U.S.”) and international patents on our technology. We believe that, although our active patents and patent applications have considerable value, the successful manufacturing and marketing of our products also depends upon the technical and managerial competence of our staff. Accordingly, the patents held and applied for cannot alone ensure our future success.

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

Manufacturing and Suppliers

We believe that we have significant know-how, unique product manufacturing processes, test and tooling, execution skills, human resources and training to continue to be successful and to adjust our manufacturing operations as necessary. We strive to maintain manufacturing flexibility, achieve high manufacturing yields, and produce reliable products and high-quality components. The critical elements of our production are high volume and utilization, low-cost assembly and testing, strict adherence to quality metrics and maintaining close relationships with our strategic component suppliers to access best-in-class technology and manufacturing capacity. We continually monitor our manufacturing capabilities to respond to the changing requirements of our customers and maintain our competitiveness and position as a data technology leader.

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

HDD consists primarily of recording heads, magnetic media, controllers and firmware and printed circuit board assembly. We design and manufacture substantially all of the recording heads and magnetic media required for our products. As a result, we are more dependent upon our own development and execution efforts for these components and less reliant on recording head and magnetic media technologies developed by other manufacturers. We depend on an external supply base for all remaining components and materials for use in our design, manufacturing and testing. We believe the use of our in-house manufacturing, assembly and test facilities offers the control necessary to provide the demanding capabilities, performance and reliability our customers require.

Our vertically integrated, in-house assembly and test operations are concentrated in Prachinburi and Bang Pa-In, Thailand; Penang, Johor Bahru, and Kuching, Malaysia; Laguna, Philippines; Shenzhen, China; and San Jose and Fremont, California, USA.

We generally retain multiple suppliers for our component requirements, but for business or technology reasons, we source some of our components from a limited number of sole or single source providers. For a discussion of such risks, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K.

Sales and Distribution

We focus on markets where our storage technologies deliver exceptional scale, efficiency, and economics. By combining HDD innovation with systems, firmware, and software, we enable customers to manage and monetize data at global scale. We sell our products to hyperscale cloud service providers, neoclouds, computer manufacturers and OEMs, resellers, distributors and retailers throughout the world, utilizing long-term agreements with certain customers. Our sales organization blends technical depth with market expertise, enabling effective engagement with customers across diverse use cases. Our sales engagements mostly involve sales, customer technical support engineers, and product engineers, who support pre-sales and post-sales activities, collaborating with customers to design, test, and qualify system solutions built on our technologies.

Our sales and marketing teams are strategically located across the major geographies of the Americas, Asia Pacific, Europe and the Middle East. Our international sales, which include sales to foreign subsidiaries of U.S. companies but do not include sales to U.S. subsidiaries of foreign companies, represented 60%, 55%, and 58% of our net revenue for 2026, 2025, and 2024, respectively. Our sales are subject to certain risks, including exposure to tariffs and various trade regulations. For a discussion of such risks, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K.

We perform our marketing and advertising functions through a combination of internal teams and outside firms utilizing business and consumer media as well as trade publications to engage our end-user markets. We maintain customer relationships through direct communication and by providing information and support through our digital platforms. In accordance with standard storage industry practice, we offer distributors and retailers limited price protection and programs under which we reimburse certain marketing expenditures. We also offer sales incentive programs to distributors, resellers, and OEMs.

For 2026, three customers accounted for 16%, 15%, and 13%, respectively, of our net revenue. For 2025, three customers accounted for 17%, 12%, and 10%, respectively, of our net revenue. For 2024, no single customer accounted for 10% or more of our net revenue.

Cyclicality and Seasonality

Although much less than in the past, our business is subject to variability of sales because it is largely dependent on the buying patterns of our large Cloud customers, driven by their needs for deploying our technology in their data center buildouts, as well as on their ability to procure other products that go into such buildouts. Our business is also impacted by cyclicality in the industry, as well as macroeconomic factors. For a discussion of associated risks, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K.

Service and Warranty

We generally warrant our newly manufactured products against defects in materials and workmanship for up to five years from the date of sale depending on the type of product. Our warranty obligation is generally limited to repair or replacement. We have engaged third parties in various countries in multiple regions to provide various levels of testing, processing or recertification of returned products for our customers. For additional information regarding our service and warranty policy, see Part II, Item 8, Note 1, Organization and Basis of Presentation, and Note 5, Supplemental Financial Statement Data, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Human Capital

Our people strategy supports our vision of unleashing the power and value of data and our mission to be the market leader in data storage, delivering solutions for now and the future. At the end of 2026, we employed approximately 40,000 people worldwide. Our global workforce spans 24 countries with approximately 88% of our employees in Asia Pacific, approximately 11% in the Americas and less than 1% in Europe, the Middle East and Africa.

Talent Growth and Engagement

We invest in developing our people to lead us into the future, and as AI transforms work, we remain human-first, helping them grow, adapt, and thrive. To help our employees reach their full potential, we aim to cultivate an environment that encourages learning, development and career growth. We are providing training to our employees to help them adopt AI, become future-ready, and improve their productivity. Our performance framework includes setting goals to establish clear expectations and receiving feedback and coaching to achieve them. Our on-demand learning management system offers learning activities to help employees map their career journey, access learning online and track progress against development goals. We also provide upskilling and reskilling opportunities to our factory employees through on-the-job training, technical classes, workshops and partnerships with universities and colleges.

We make it a priority to recruit exceptional talent across the organization. We continue to foster the next generation of talent through our intern and new college graduate recruitment programs, and we converted about 40% of our eligible global intern population to employees in 2025. In 2026, we became an approved employer for the U.S. Department of Defense SkillBridge program, serving as a career pathway for veterans who are transitioning to the civilian workforce.

We believe employee engagement is key to performance and retention and that by listening to our employees we can better understand how we enable them to do their best work. We use a combination of our employee survey and listening sessions at all levels to understand what we are doing well and identify opportunities to strengthen employee engagement in support of our business strategy.

We strive to cultivate an inclusive environment where every individual feels valued, respected, and appreciated, thereby enabling them to contribute effectively to the organization and excel in their roles. Our initiatives celebrate the varied perspectives, talents, and backgrounds of our workforce and ensure that all voices are heard. Our Driver Resource Groups are employee-led and foster connections based on a shared identity or background and are open to all employees who want to join.

We continued our commitment to conducting business in an ethical way around the world. In 2026, we were named one of the World’s Most Ethical Companies by Ethisphere for the eighth consecutive year. Our employees also regularly participate in philanthropy to support the communities in which they work and live. In 2026, more than half of our employees around the world gave their time to participate in company-sponsored volunteer events.

Total Rewards

We believe that competitive compensation is crucial for retaining and motivating our employees, and we are committed to rewarding performance with competitive compensation consisting of base salary and short-term incentives and, for select roles, long-term incentives. We also offer a global recognition program to celebrate the contributions of employees who bring to life our core values: Customers, Results, Connection, Excellence, and Innovation.

We invest in the physical, mental and financial well-being of our people through dynamic and differentiated benefit programs that align to our culture and values. We provide competitive benefits (which vary by country or region), including health coverage, life and disability insurance, retirement plans, paid time off, employee assistance program, and employee stock purchase plan.

We benchmark our Total Rewards programs annually using market data from reputable third-party consultants. We also conduct internal focus groups and employee surveys to inform programs and identify opportunities. To ensure that our pay practices are fair, we conduct regular pay equity assessments to promote equal pay for equal work, as well as regularly engaging in a living wage analysis.

Health and Safety

We are committed to creating a safe work environment everywhere we operate. We provide extensive health and safety resources and training to all employees, especially those working in our manufacturing facilities, where we use an integrated management system to manage health and safety standards.

Government Regulation

Our worldwide business activities are subject to various laws, rules and regulations of the U.S. as well as of foreign governments. Compliance with existing or future governmental regulations, including, but not limited to, those pertaining to global trade, the environment, consumer and data protection, employee health and safety, and taxes, could have a material impact on our capital expenditures, earnings, competitive position and overall business. See Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K for a discussion of these potential impacts.

Corporate Responsibility and Sustainability

At WD, we incorporate sustainability into our business strategy and operations to support long-term value creation. Through environmental stewardship, stakeholder empowerment, and responsible business practices, we drive sustainable data storage technologies that deliver meaningful progress toward a responsible AI infrastructure.

Environmental Stewardship: We help protect the planet and the environment by setting and delivering robust environmental targets and driving innovation, accountability, and partnerships for systemic impact.

•We work to reduce energy consumption, greenhouse gas emissions, water withdrawal, and waste to landfills, and innovate to enhance the energy and material efficiency of our products. In 2025, we achieved 66% carbon-free energy to power our global operations as well as reduced emissions by 31% per petabyte from customers’ use of sold products from 2020.
•We periodically assess and disclose climate-related risks and opportunities and implement measures to mitigate relevant risks and enhance climate resiliency.
•We collaborate with customers, suppliers, industry associations, governments, academics, and standards organizations to reduce emissions across our ecosystem, and increase circularity to reduce raw materials extraction, enabled by our Advanced Recovery and Rare Earth Material Capture program.
•In the latest sustainability assessments, we earned a Carbon Disclosure Project A‑ Leadership level rating for climate in 2025 and were included in the 2026 S&P Dow Jones Best‑in‑Class Index North America.

Stakeholder Empowerment: We engage stakeholders across our value chain, including our workforce, customers, suppliers, and communities.

•We support an inclusive workplace by developing team members through a variety of experiences and creating opportunities for connections across the company through our Driver Resource Groups.
•Our corporate philanthropy strategy focuses on hunger relief, environmental stewardship and science, technology, engineering and math (“STEM”) education, and we activate employees to create positive impact on their local communities.
•We implement policies, procedures, and programs designed to uphold human rights and mitigate risks of compulsory and child labor within our operations and supply chain.
•We engage targeted suppliers for most material sustainability issues, including decarbonization, human rights, and responsible minerals.

Responsible Business: We build trust through principled leadership, embedding accountability, integrity, and sustainability into decision-making processes.

•We establish policies and practices to support the responsible, ethical, and secure development, deployment, and usage of AI. As AI becomes a greater part of our daily experience and product offerings, we implemented an AI policy to effectively manage and mitigate AI-related risks.
•We educate our employees annually on relevant ethics and compliance topics, publish guidance on ethical issues in our Global Code of Conduct and support the reporting of concerns through global and local reporting channels.

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

BUSINESS AND OPERATIONAL RISKS

Loss of revenue from Cloud or other key customers could harm our operating results.

There is significant revenue concentration in our Cloud end market and among our top customers. For the year ended July 3, 2026, the Cloud end market accounted for 89% of our net revenue and our top 10 customers accounted for 73% of our net revenue, with three customers each accounting for 10% or more of our net revenue.

If demand declines for any reason, and/or we fail to respond to changes in demand, in Cloud or other key customers, our business could suffer. The impact of generative AI on the storage and data management markets and regulation thereof is still unfolding and could evolve unpredictably, and it could be difficult to accurately forecast related demands. As it evolves, our hyperscale customers could lower their investment in AI infrastructure. Our ability to maintain strong relationships with our principal customers is essential to our future performance. We have experienced and may in the future experience events such as the loss of a key customer, prohibition or restriction of sales to a key customer by law, regulation or other government action, reductions in sales to or orders by a key customer, customer requirements to reduce our prices before we are able to reduce costs or the acquisition of a key customer by one of our competitors. Further, government authorities may implement laws or regulations or take other actions that could result in significant changes to the business or operating models of our key customers. Any of these events could negatively impact our operating results.

If we do not properly manage technology transitions and product development and introduction, our competitiveness and operating results may be negatively affected.

The markets for our products continuously undergo technology transitions that can impact our product roadmaps and that we must anticipate in order to adapt our existing products or develop new products effectively. If we fail to adapt to or implement new technologies (including the transition to areal density recording technologies that use HAMR technology to increase HDD capacities), if we fail to quickly and cost-effectively develop new products that meet the specifications and requirements intended or desired by our customers or if technology transitions negatively impact our existing product roadmaps, our business may be harmed.

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

We must also qualify our products with customers through potentially lengthy testing processes with uncertain results. The success of our technology transitions and product development depends on a number of other factors, including difficulties faced in manufacturing ramp; market acceptance/qualification; effective management of inventory levels in line with anticipated product demand; the vertical integration of some of our products, which may result in more capital expenditures and greater fixed costs than if we were not vertically integrated; our ability to cost effectively respond to customer requests for new products or features (including requests for more efficient and efficiently-produced products with reduced environmental impacts) and software associated with our products; our ability to increase our software development capability; and the effectiveness of our go-to-market capability in selling new products.

Moving to new technologies and products may require us to align to, and build, a new supply base. Our success in new product areas may depend on our ability to enter into favorable supply agreements. In addition, if our customers choose to delay transition to new technologies, if demand for the products that we develop is lower than we expected or if the supporting technologies to implement these new technologies are not available, we may be unable to achieve the cost structure required to support our profit objectives or may be unable to grow or maintain our market position.

Additionally, new technologies could impact demand for our products in unforeseen or unexpected ways. For example, if a shift away from Cloud and toward on-premises hardware diminishes the need for large-scale data center infrastructure, demand for our storage products could decline, and prior investments we have made in anticipation of storage demand may not generate the returns we expect. Further, new techniques to optimize data storage and usage could have an adverse impact on data growth. Moreover, new products could substitute for our current products and make them obsolete, each of which would harm our business. We also develop products to meet certain industry and technical standards, which may change and cause us to incur substantial costs as we adapt to new standards or invest in different manufacturing processes to remain competitive.

We may also experience changes to our customer base, such as a greater portion of our business shifting to neocloud and other customers. To remain competitive, we must respond to these changes by ensuring we have proper scale in this evolving market, as well as offer products that meet the technological requirements of our customer base at competitive pricing points. To the extent we are not successful in adequately responding to these changes, our operating results and financial condition could be harmed.

Further, some of our competitors offer products that we do not offer, which may allow them to win sales from us. We expect that competition will continue to be intense, and our competitors may be able to gain a product offering or cost structure advantage over us, which would harm our business. We may also have difficulty effectively competing with manufacturers benefiting from governmental investments and may be subject to increased complexity and reduced efficiency in our supply chain as a result of governmental efforts to promote domestic technologies in various jurisdictions.

We are dependent on a limited number of qualified suppliers who provide critical services, materials or components, and a disruption in our supply chain could negatively affect our business.

We depend on an external supply base for technologies, software (including firmware), preamps, controllers, dynamic random-access memory, components, equipment and other materials used in our product design and manufacturing. We also depend on suppliers for a portion of our wafer testing, chip assembly, product assembly and product testing, and on service suppliers for providing technical support for our products. In addition, we use logistics partners to manage our worldwide just-in-time hubs and distribution centers and to meet our freight needs. Many of the components and much of the equipment we acquire must be specifically designed for use in our products or for developing and manufacturing our products and are only available from a limited number of suppliers, some of whom are our sole-source suppliers. We therefore depend on these suppliers to meet our business needs, including dedicating adequate engineering resources to develop components that can be successfully integrated into our products.

Our suppliers have in the past been, and may in the future be, unable or unwilling to meet our requirements, including as a result of events outside of their control such as trade restrictions (including tariffs, quotas and embargoes), geopolitical conflicts, terrorism, public health crises or natural disasters. If we are unable to purchase sufficient quantities from our current suppliers or qualify and engage additional suppliers, or if we cannot purchase materials at a reasonable price, we may not be able to meet the demand for our products. Trade restrictions (including tariffs, quotas and embargoes), demand from other high-volume industries for materials or components used in our products, disruptions in supplier relationships or shortages in other components and materials used in our customers’ products could result in increased costs to us, which could negatively impact our business. Delays, shortages or cost increases experienced by our suppliers in developing or sourcing materials and components for use in our products or incompatibility or quality issues relating to our products could also harm our business.

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

Long-term agreements expose us to certain execution, financial, and market risks, which could be significant.

We have entered into long-term agreements with certain customers that commit us to deliver and our customers to purchase substantial volumes of products over multi-quarter or multi-year periods. These agreements also generally commit us to sell agreed volumes to these customers at predetermined or formula-based prices for the duration of the contract terms. As a result, we may be obligated to continue selling products to these customers even when demand from other customers, prevailing market prices, or other sales opportunities would be more favorable to us, and we may be unable to take full advantage of periods of rising prices, increased demand, or supply shortages. If market prices for our products increase above the prices set under these agreements, or if higher-margin or otherwise more attractive alternatives become available, our commitments under these agreements could prevent us from realizing the benefit of those conditions, which could result in significant opportunity costs and could have a material adverse effect on our results of operations and financial condition.

Our ability to fulfill our obligations under these agreements depends on a number of factors, including our manufacturing capacity, production yields, supply chain performance, and the availability of raw materials and other critical inputs. There can be no assurance that we will be able to perform these contractual obligations throughout the contract terms without disruption or shortfall. If we are unable to deliver products in the quantities, at the times, or meeting the specifications required under these agreements, we may be subject to pricing or volume reductions, contractual damages, other financial losses, or early termination. Any failure to perform could harm our customer relationships, damage our reputation, and have a material adverse effect on our results of operations and financial condition.

If a customer were to breach its purchase obligations, including by failing to meet its purchase commitments, or if a customer were to terminate the agreement due to our material breach of supply commitments, we may need to find alternative customers for any affected product volumes. Depending on market conditions at the time, we may be unable to resell those products at comparable prices, or at all, which could result in reduced revenue, lower margins, excess inventory, or manufacturing underutilization or asset impairment charges, and could have a material adverse effect on our business, results of operations, and financial condition.

Each agreement provides for certain remedies designed to protect us if the customer fails to perform its purchase obligations. In such event, these contractual remedies are expected to offset at least some portion of revenue that may be lost due to the customer’s failure to perform, but they may not fully offset such lost revenue depending on the reason for such nonperformance, our ability to recover in any action and other factors. Any enforcement of these contractual remedies by us could be costly and time-consuming and could adversely affect our customer relationships. If we are unable or unsuccessful in enforcing or if we choose not to enforce any contractual remedy in the event of a customer’s failure to perform its purchase obligations, we may experience consequences that could have a material adverse effect on our business and results of operations.

We are subject to risks related to product defects, which could result in product recalls or epidemic failures and could subject us to warranty, litigation or indemnification claims that exceed our expectations or estimates.

We warrant the majority of our products for periods of one to five years. We test our products in our manufacturing facilities through a variety of means. However, our testing may fail to reveal defects in our products that may not become apparent until after the products have been sold into the market. In addition, our products may be used in a manner that is not intended or anticipated by us, resulting in potential liability. Accordingly, there is a risk that product defects will occur, including as a result of third-party components or applications that we incorporate in our products, which could require a product recall. Product recalls can be expensive to implement. As part of a product recall, we may be required or choose to replace the defective product. Moreover, there is a risk that product defects may trigger an epidemic failure clause in a customer agreement. If an epidemic failure occurs, we may be required to replace or refund the value of the defective product and to cover certain other costs associated with the consequences of the epidemic failure. In addition, product defects, product recalls or epidemic failures may cause damage to our reputation or customer relationships, lost revenue, indemnification costs for a recall of our customers’ products, warranty claims, litigation or loss of market share with our customers, including our OEM and original design manufacturer (“ODM”) customers. Our business liability insurance may be inadequate, or future coverage may be unavailable on acceptable terms, which could negatively impact our operating results and financial condition.

Our standard warranties contain limits on damages and exclusions of liability for consequential damages and for misuse, improper installation, alteration, accident or mishandling while in the possession of someone other than us. We record an accrual for estimated warranty costs at the time revenue is recognized based on certain assumptions. We may incur additional expenses if our warranty provisions do not reflect the actual cost of resolving issues related to defects in our products or if the failure rate is higher than we expected. If these additional expenses are significant, they could harm our business.

The loss of our key management, staff and skilled employees or the inability to hire and develop new employees could negatively impact our business prospects.

Our success depends upon the continued contributions of our talent. Changes in our key management team have resulted in and may in the future result in loss of continuity, loss of accumulated knowledge, departure of other key employees, disruptions to our operations and inefficiency during transitional periods. Global competition for skilled employees in the technology industry is intense, and our business success is increasingly dependent on our ability to attract, develop and retain top talent, implement succession plans for key management and staff and replace aging skilled employees. Changes in immigration laws and regulations, or more robust enforcement of new or existing laws, may impair our ability to recruit and hire technical and professional talent.

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

We have made and expect to continue to make acquisitions and divestitures, such as the separation of our former flash-based products (“Flash”) business in 2025 (the “Separation”), and engage in cost saving measures. In order to successfully execute on strategic initiatives, we must continue to identify and successfully complete attractive transactions, some of which may be large and complex, and manage post-closing issues such as integration of the acquired company or employees, integration of processes and systems, and post-Separation changes. We may not be able to identify or complete appealing acquisition or investment opportunities given the intense competition for these transactions. Even if we identify and complete suitable corporate transactions, we may not be able to successfully address any integration challenges in a timely manner or at all. There have been and may continue to be difficulties with implementing new systems and processes or with integrating systems and processes of companies with complex operations, which may result in inconsistencies in standards, controls, procedures and policies and may increase our vulnerability to cybersecurity attacks or the risk that our internal controls are found to be ineffective.

Failing to successfully integrate or realign our business to take advantage of efficiencies or reduce redundancies of an acquisition or divestiture may result in not realizing all or any of the anticipated benefits of the transaction. In addition, failing to achieve the financial model projections for an acquisition or changes in technology development and related roadmaps following an acquisition may result in the incurrence of impairment charges (including goodwill impairments or other asset write-downs) and other expenses, both of which could negatively impact our results of operations or financial condition. Acquisitions and investments may also result in the issuance of equity securities that may be dilutive to our stockholders as well as earn-out or other contingent consideration payments and the issuance of additional indebtedness that would put pressure on liquidity. Furthermore, we may agree to provide continuing service obligations or enter into other agreements in order to obtain certain regulatory approvals of our corporate transactions, and failure to satisfy these additional obligations could result in our failing to obtain regulatory approvals or the imposition of additional obligations on us, any of which could negatively affect our business. In addition, new legislation or additional regulations may affect or impair our ability to invest with or in certain other countries or require us to obtain regulatory approvals to do so, including investments in joint ventures, minority investments and outbound technology transfers to certain countries.

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

Cost saving measures, restructurings and divestitures have had and may in the future result in workforce reduction and consolidation of our facilities. As a result of these actions, we have experienced and may in the future experience a loss of continuity, loss of accumulated knowledge, disruptions to our operations and inefficiency during transitional periods. These actions could also impact employee retention. In addition, we cannot be sure that these actions will be as successful in reducing our overall expenses as we expect, that additional costs will not offset any such reductions or consolidations or that we do not forego future business opportunities as a result of these actions.

Our strategic relationships subject us to risks and uncertainties that could harm our business.

We have entered into and expect to continue to enter into strategic relationships with various partners for product development, manufacturing, sales growth and the supply of technologies, components, equipment and materials for use in our product design and manufacturing. Please see the risk factor entitled “We are dependent on a limited number of qualified suppliers who provide critical services, materials or components, and a disruption in our supply chain could negatively affect our business,” for a further description of the risks associated with our reliance on external suppliers. Our strategic relationships are subject to various risks that could harm the value of our investments, our revenue and costs, our future rate of spending, our technology plans and our future growth opportunities. Further, our control over the operations of our strategic partnerships may be limited, and our interests could diverge from our strategic partners’ interests regarding ongoing and future activities.

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

MACROECONOMIC AND INDUSTRY RISKS

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

In addition, armed conflicts and heightened geopolitical tensions can result in sanctions, export controls, tariffs and other trade restrictions, limit or restrict our ability to access certain markets and disrupt critical logistics networks, including air and ocean freight routes. For example, the escalation of the conflict involving Iran and heightened tensions in the Middle East could cause disruption to critical logistics and supply routes, which could affect the availability and cost of materials used in our business. Additionally, China has imposed export restrictions on rare earth minerals and related materials critical to semiconductor and hard drive manufacturing. These developments have increased, and could further increase, costs for, or limit the availability of, energy, rare earth minerals, materials, components and transportation, constrain manufacturing capacity and may require us to redesign products or reconfigure aspects of our global supply chain. Geopolitical instability may also elevate cybersecurity risks, including state-sponsored attacks, which could disrupt our operations or those of our suppliers, customers or partners, and further adversely affect demand for our products.

Our revenue growth is significantly dependent on the growth of international markets, and we are subject to risks that could harm our business associated with our global manufacturing operations, global sales efforts and our utilization of contract manufacturers. These risks include: the need to obtain governmental approvals and compliance with evolving foreign regulations; the need to comply with regulations on international business, including the Foreign Corrupt Practices Act, the United Kingdom Bribery Act 2010, the anti-bribery laws of other countries and rules regarding conflict minerals; the effects of political and economic instability; exchange, currency and tax controls and reallocations; the ongoing development and applicability of global and local tax systems; weaker protection of IP rights; policies and financial incentives by governments in China, the U.S., and countries in Europe and Asia designed to reduce dependence on foreign manufacturing capabilities; trade restrictions, such as export controls, export bans, import restrictions, embargoes, sanctions, license and certification requirements (including encryption and other technology), trade wars, tariffs and complex customs regulations; difficulties in managing international operations, including appropriate internal controls; and fluctuations in financial markets and interruptions to supply chains from public health crises.

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

Our business, financial condition and results of operations may be adversely affected by uncertainty and changes in U.S. trade policies, including tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments. Changes to U.S. trade policy, in particular with regard to tariffs, have caused substantial market uncertainty and, in certain cases, retaliatory measures by trading partners.

Any imposition of new tariffs or increase in existing tariff rates may increase the cost of importing our products or the costs for materials or components used in our products, which would increase our overall costs unless we are able to implement actions to offset these costs, such as leveraging tariff exemptions where possible, optimizing our supply chain, sourcing from alternative suppliers, or passing the costs to our customers through tariff surcharges or increased prices. There can be no assurance that we will be able to successfully offset or mitigate any resulting increase in our costs. If we are unable to pass on any cost increases or if supply and demand conditions will not support price increases for our products, our revenue and gross margin would be negatively impacted. In addition, retaliatory actions by other countries in response to U.S. trade policy could increase the ultimate price for our products, negatively affect demand for our products or restrict our ability to manufacture our products.

Tariffs or other trade restrictions may also lead to negative economic impacts for our customers, declining consumer confidence, significant inflation and diminished expectations for the economy, as well as ultimately reduced demand for our products. Such conditions could have a material adverse impact on our business, results of operations and cash flows. In addition, tariff actions by the U.S. and retaliatory actions by other countries have caused, and may in the future cause, significant disruption and volatility in the financial markets, which could adversely affect the availability, terms and cost of capital, including to refinance our existing debt, and which in turn could reduce our cash flows and harm our business.

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

Our industry is subject to variations in demand, pricing and competitive factors, which can negatively impact our business.

Demand for and prices of our products are influenced by, among other factors, the actual and projected growth of data to be stored, the spending plans of our large hyperscale customers, the balance between supply and demand in the storage market, macroeconomic factors (such as tariffs and actual or perceived threat of recessions), business conditions, the emergence or growth of new or existing technologies (including AI), technology transitions and other actions taken by us or our competitors. We experience competition from other companies that produce alternative storage technologies such as flash memory, particularly in our legacy markets where we participate with our lower capacity, smaller form factor HDDs. The storage market has in the past experienced, and may in the future experience, periods of excess capacity leading to our factories running below the desired utilization levels, resulting in us taking underutilization charges, inventory write-downs and reductions in average selling prices (“ASPs”), all of which lead to negative impacts on our revenue and gross margins.

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

We conduct our operations primarily at large, high-volume, purpose-built facilities in California and throughout Asia. The facilities of many of our customers, our suppliers and our customers’ suppliers are also concentrated in certain geographic locations throughout Asia and elsewhere. If a fire, flood, earthquake, tsunami or other natural disaster, condition or event such as a power outage, contamination event, terrorist attack, cybersecurity incident, physical security breach, political instability, civil unrest, localized labor unrest or other employment issues or a health epidemic or pandemic negatively affects any of these facilities, it would significantly affect our ability to manufacture or sell our products and source components and would harm our business. Possible impacts include work and equipment stoppages and damage to or closure of our facilities, or those of our suppliers or customers, for an indefinite period of time. Climate change has in the past and is expected to continue to increase the incidence and severity of certain natural disasters, including wildfires, floods and other adverse weather events. In addition, the geographic concentration of our manufacturing sites could exacerbate the negative impacts resulting from any of these problems.

We may incur losses beyond the limits of, or outside the scope of, the coverage of our insurance policies. There can be no assurance that in the future we will be able to maintain existing insurance coverage or that premiums will not increase substantially. Due to market availability, pricing or other reasons, we may elect not to purchase insurance coverage or to purchase only limited coverage. We maintain limited insurance coverage and, in some cases, no coverage at all, for natural disasters and damage to our facilities, as these types of insurance are sometimes not available or available only at a prohibitive cost. Climate change may reduce the availability or increase the cost of certain types of insurance by contributing to an increase in the incidence and severity of certain natural disasters and adverse weather events. Losses not covered by insurance may be significant, which could materially harm our results of operations and financial condition.

We may be adversely affected by the risks, challenges, and evolving regulatory landscape associated with the use of AI in our operations, product development, and business practices.

We are increasingly leveraging AI technologies, including generative AI applications and tools, to support and enhance our various operational processes. While AI may promote efficiency and offer analytical advantages, it is complex and rapidly-changing, and its implementation carries inherent risks. Implementation of AI technologies can be costly and time-consuming, and the effectiveness or potential benefits of such technologies may vary depending on use case, integration, and oversight. The incorporation of AI algorithms or training methodologies into our operations or decision-making processes may result in flawed, irrelevant, insufficient, inaccurate, biased or non-compliant outputs, potentially impacting our strategic choices, operational effectiveness, and regulatory compliance. These inaccuracies can arise from limitations in training data, algorithmic design, or unintended consequences of machine learning models. Actual or perceived deficiencies, failures or misuse in our implementation or use of AI could result in competitive disadvantages, operational inefficiencies, regulatory action, legal liability, brand or reputational harm, and negative financial results.

In addition, the use of AI in the development of our products could potentially lead to ambiguities in intellectual property ownership, infringement or misappropriation risks, which could impact our competitive position and expose us to litigation, monetary penalties, or operational disruptions. The unauthorized or unapproved use of generative AI tools by our employees, contractors, or other third parties, as well as overreliance on AI automation or agentic AI without appropriate human oversight, may lead to the inadvertent disclosure of confidential, proprietary, or personal information, flawed or unauthorized actions, or other adverse consequences, including disruptions to business operations, exposing us to data security, privacy, legal, regulatory, and reputational risks.

Misuse of such tools can also result in violations of applicable laws and regulations, including data protection and intellectual property laws. Governments worldwide are adopting or proposing AI-specific regulations, including the European Union’s Artificial Intelligence Act, as well as various proposed frameworks in the U.S., China, and other jurisdictions. These regulations may impose requirements on the development, deployment, and use of AI systems in our products or operations, require jurisdiction-specific product configurations, increase compliance costs, or limit our ability to leverage AI technologies. The evolving and potentially divergent nature of these regulations creates uncertainty and could adversely affect our business. Public and governmental perceptions regarding the use and impact of AI may evolve over time and could give rise to new regulatory requirements, legal liability, or reputational harm. If we enable or offer products that support AI solutions that draw controversy due to their perceived or actual impact on society, including concerns relating to human rights, privacy, employment, or other social, economic, or political issues, we may experience reputational harm, competitive harm, or legal liability, even if we do not directly control the end-use applications.

Further, the rapid growth of AI infrastructure, including data centers that use our products, requires substantial energy consumption. Environmental concerns about the energy demands of AI workloads, including actual or perceived environmental issues associated with data center power consumption, could lead to regulatory constraints on data center development, increased sustainability reporting obligations, or shifts in customer or public sentiment regarding AI infrastructure expansion. Any of these developments could adversely affect demand for our products or increase our customers’ costs of deploying storage solutions in AI environments, which could have a material adverse effect on our business.

We have historically experienced variability in our sales and cyclicality in our industry, which could cause our operating results to fluctuate. In addition, accurately forecasting demand is difficult, which could harm our business.

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

The variety and volume of products we manufacture are based in part on accurately forecasting market and customer demand for our products, which are influenced by a wide variety of factors. As a result of the number and complexity of these factors, accurately forecasting demand has at times been difficult for us, our customers and our suppliers. In addition, because our products are designed to be largely interchangeable with competitors’ products, our demand forecasts may be impacted significantly by the strategic actions of our competitors. If our forecasts exceed actual market demand, there could be periods of product oversupply, excess inventory, underutilization of manufacturing capacity and price decreases, which could impact our sales, ASPs and gross margin or require us to incur inventory write-downs or charges for unabsorbed manufacturing overhead, thereby negatively affecting our operating results and our financial condition. If market demand increases significantly beyond our forecasts or beyond our ability to add manufacturing capacity, then we may not be able to satisfy customer product needs, possibly resulting in a loss of market share if our competitors are able to meet customer demands. In addition, some of our components have long lead-times, requiring us to place orders several months in advance of anticipated demand. Such long lead-times increase the risk of excess inventory, potentially resulting in inventory write-downs, or loss of sales in the event our forecasts vary substantially from actual demand.

The compromise, damage or interruption of our technology infrastructure, information systems or products by cybersecurity incidents, data security breaches, other security problems, design defects, information system failures or other events could have a material negative impact on our business.

We have experienced cybersecurity incidents of varying degrees on our technology infrastructure and information systems and, as a result, unauthorized parties have obtained in the past, and may obtain in the future, access to our computer systems and networks, including cloud-based platforms. These incidents have in the past caused, and may in the future cause, disruption to parts of our business operations and result in various investigation, recovery and remediation expenses. In addition, the technology infrastructure and information systems of some of our suppliers, vendors, service providers, cloud solution providers and partners have in the past experienced, and may in the future experience, such incidents. Types of cybersecurity incidents include but are not limited to ransomware, network or computer denial-of-service attacks, unauthorized access to and theft of confidential data, or other attacks, including the covert introduction of malware to computers and networks, and the use of techniques or processes that change frequently, may be disguised or difficult to detect, or are designed to remain dormant until a triggering event, and may continue undetected for an extended period of time. Cybersecurity incidents have in the past resulted from, and may in the future result from, social engineering or impersonation of authorized users, and may also result from efforts to discover and exploit any design flaws, bugs, security vulnerabilities or security weaknesses, intentional or unintentional acts by employees or other insiders with access privileges, intentional acts of vandalism or fraud by third parties and sabotage. In some instances, efforts to correct vulnerabilities or prevent incidents have in the past, and may in the future, reduce the functionality or performance of our information systems and networks, which could negatively impact our business. We believe malicious cybersecurity acts are increasing in number and that cybersecurity threat actors are increasingly organized and well-financed or supported by state actors and are developing increasingly sophisticated systems and means to not only infiltrate information systems, but also to evade detection or to obscure their activities. Additionally, as AI capabilities continue to evolve and become more readily available, we may face increasingly sophisticated cyberattacks that leverage AI technologies. These may include highly convincing phishing or social engineering attacks that use AI-generated deepfakes, the exploitation of vulnerabilities in electronic identity validation security programs via AI-replicated images or voices, or the inadvertent incorporation of malicious or hallucinated content generated by AI tools into our systems or those of our customers or partners. Separately, the AI technologies that we employ for business purposes may be vulnerable to prompt-injection or other adversarial attacks, which could result in unauthorized access to or leakage of sensitive information. Geopolitical tensions or conflicts may also create heightened risk of cybersecurity incidents.

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

When efforts to breach our infrastructure, information systems or products are successful, we have in the past suffered, and could in the future suffer, interruptions, delays or cessation of operations of our information systems, and loss or misuse of proprietary or confidential information, IP, or sensitive or personal information. We may also experience disruptions or outages of our information systems due to internal or third-party mistakes or technical errors, including due to software updates, which could disrupt our business operations. Compromises of our infrastructure, information systems or products could also cause our customers and other affected third parties to suffer loss or misuse of proprietary or confidential information, IP, or sensitive or personal information and could harm our relationships with customers and other third parties and subject us to liability. As a result of actual or perceived cybersecurity incidents or other information system disruptions, we have in the past experienced and may in the future experience additional costs, notification requirements, civil and administrative fines and penalties, indemnification claims, litigation or damage to our brand and reputation. All of these consequences could harm our reputation and our business and materially and negatively impact our operating results and financial condition.

FINANCIAL RISKS

Our incurrence of additional debt may negatively impact our liquidity, restrict our operations and ability to respond to business opportunities, and increase our vulnerability to adverse economic and industry conditions.

We utilize debt financing in our capital structure. Our past debt levels have at times been substantial, and we may in the future incur additional debt, including under our revolving credit facility maturing in January 2027 (the “Revolving Credit Facility”), subject to customary conditions in our loan agreements. Substantial levels of debt could have significant consequences, including limiting our ability to obtain additional financing for working capital, capital expenditures, acquisitions or other general corporate purposes; requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes; and imposing financial and other restrictive covenants on our operations.

We also utilize convertible debt in our capital structure. Our 3.00% convertible senior notes due 2028 (the “2028 Convertible Notes”) are currently convertible as a result of the sale price conditional feature being triggered, and as a result, the holders of the 2028 Convertible Notes have the right to convert the notes during the next succeeding calendar quarter. As such, these convertible notes were classified as current debt as of July 3, 2026. When holders of our convertible debt exercise conversion rights, we are required to settle the principal amount of the converted notes in cash and may pay or deliver, as the case may be, cash, shares of our common stock or a combination thereof, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the principal amount. The satisfaction of our conversion obligations, therefore, could reduce available cash, result in the incurrence of additional borrowings, and/or result in the issuance of a significant number of shares of our common stock, which issuance could dilute our existing stockholders, reduce the value of our common stock, or both.

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

We may from time to time seek to refinance our indebtedness by issuing additional shares of common stock or other securities that are convertible into common stock or grant the holder the right to purchase common stock, each of which may dilute our existing stockholders, reduce the value of our common stock, or both.

Tax matters may materially affect our financial position and results of operations.

Changes in tax laws in the U.S., the European Union and around the globe have impacted and will continue to impact our effective worldwide tax rate, which may materially affect our financial position and results of operations. In the U.S., the One Big Beautiful Bill Act of 2025 (OBBBA) includes broad tax reform provisions. Further, the Organization for Economic Cooperation and Development (OECD) two-pillar approach to taxation with a global corporate minimum tax rate of 15% has been enacted in several jurisdictions. Due to the large scale of our U.S. and international business operations, enacted and proposed changes to tax laws — including those affecting the taxation of our global activities — could materially affect our worldwide effective tax rate and adversely impact our financial results and cash flows.

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

Our determination of our tax liability in the U.S. and other jurisdictions is subject to review by applicable domestic and foreign tax authorities. For example, as disclosed in Part II, Item 8, Note 9, Income Taxes, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, we are under examination by the Internal Revenue Service for certain fiscal years. Although we believe our tax positions are properly supported, the final timing and resolution of any tax examinations are subject to significant uncertainty and could result in litigation or the payment of significant amounts to the applicable tax authority in order to resolve examination of our tax positions, which could result in an increase of our current estimate of unrecognized tax benefits and may harm our business.

If the completed Separation of Sandisk were to fail to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, we and our stockholders could be subject to significant tax liabilities.

On February 21, 2025, we completed our planned spin-off of our Flash business unit from our remaining HDD business (which we refer to as the Separation), as a result of which Sandisk Corporation (“Sandisk”) became an independent public company. While the Separation was intended to be tax-free to our stockholders for U.S. federal income tax purposes, there is no assurance that the Separation will qualify for this treatment. If the Separation is ultimately determined to be taxable, Western Digital, Sandisk, or our stockholders could incur income tax and/or other liabilities that could be significant. Any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows, and the price of our common stock.

Any decisions to reduce or discontinue paying cash dividends to our stockholders or the repurchase of our shares of common stock pursuant to our previously announced share repurchase program could cause the market price for our common stock to decline.

Although our Board of Directors authorized the adoption of a quarterly cash dividend program and a share repurchase program during the fourth quarter of 2025, we are under no obligation to pay cash dividends to our stockholders in the future or to repurchase shares of our common stock at any particular price or at all. The declaration and payment of any future dividends and any future repurchase of our common stock is at the discretion of our Board of Directors. Our payment of quarterly cash dividends and the repurchase of shares of our common stock pursuant to our share repurchase program are subject to, among other things, our financial position and results of operations, available cash and cash flow, capital and regulatory requirements, market and economic conditions, the market price of our common stock, and other factors. Any reduction or discontinuance by us of the payment of quarterly cash dividends or the repurchase of shares of our common stock could cause the market price of our common stock to decline. Moreover, in the event our payment of quarterly cash dividends or repurchases of shares of our common stock is reduced or discontinued, our failure or inability to resume such activities could result in a persistent lower market valuation for our common stock.

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

Prices for our products are substantially U.S. dollar denominated, even when sold to customers that are located outside the U.S. Therefore, as a substantial portion of our sales are from countries outside the U.S., fluctuations in currency exchange rates, such as the strengthening of the U.S. dollar against other foreign currencies, could increase the cost of our products in those countries and negatively impact demand and revenue growth. In addition, currency variations may adversely affect, and from time to time have adversely affected, margins on sales of our products in countries outside the U.S.

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

We are and may continue to be involved in litigation, investigations and governmental proceedings, which may be costly, may divert the efforts of our key personnel and could result in adverse court rulings, fines or penalties, which could materially harm our business.

We are or have in the past been, and may in the future be, involved in litigation, including antitrust and commercial matters, putative securities class action suits and other actions. We are the plaintiff in some of these actions and the defendant in others. Some of the actions seek injunctive relief, including injunctions against the sale of our products, and substantial monetary damages, which if granted or awarded, could materially harm our business. We have in the past been and may in the future be the subject of inquiries, requests for information, investigations and actions by government and regulatory agencies regarding our businesses. Any such matters could result in material adverse consequences to our results of operations, financial condition or ability to conduct our business, including fines, penalties or restrictions on our business activities.

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

Maintaining and strengthening our brands is important to maintaining and expanding our business, as well as to our ability to enter into new markets for our technologies, products and services. The success of our brands depends in part on the positive image that consumers have of our brands. We believe the popularity of our brands makes them a target of counterfeiting or imitation, with third parties attempting to pass off counterfeit products as our products. We license certain IP rights related to our brands for use by third parties and have safeguards in place to monitor and control such use. We also license certain IP rights related to brands from third parties that we rely on to offer, distribute and sell certain of our products. However, we cannot be certain that our licenses to third parties have not been and will not be breached by such parties, that the licenses we take from third parties will not be revoked or invalidated, or that the safeguards we have in place will comprehensively protect against marketplace confusion. Any occurrence of counterfeiting, imitation or confusion with our brands could negatively affect our reputation and impair the value of our brands, which in turn could negatively impact sales and pricing of our branded products, our share and our gross margin, as well as increase our administrative costs related to brand protection and counterfeit detection and prosecution. Additionally, our ability to prevent unauthorized uses of our brands and technologies would be negatively impacted if our trademark registrations were successfully challenged or overturned in the jurisdictions where we do business. We also have trademark applications pending in a number of jurisdictions that may not ultimately be granted, or if granted, may be challenged or invalidated, in which case we would be unable to prevent unauthorized use of our brands and logos in such jurisdictions. We have not filed trademark registrations in all jurisdictions where our brands or logos may be used.

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

Further, our stakeholders, including investors, customers, employees, and regulators, may have different, and at times conflicting, expectations regarding our ESG initiatives and goals. Proponents and opponents of sustainability and corporate responsibility initiatives are increasingly resorting to activism or litigation to advance their respective positions. Actions we take in response to one set of stakeholder expectations may be viewed unfavorably by others, which could expose us to reputational harm, loss of business or litigation regardless of the approach we adopt.

The exclusive forum provisions in our Bylaws could limit our stockholders’ ability to bring a claim in a judicial forum that it finds favorable for disputes with the company or its directors, officers or other employees.

Our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or the federal district court in the State of Delaware if the Court of Chancery does not have subject matter jurisdiction) is the sole and exclusive forum for (i) any derivative action brought on behalf of the company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer or other employee of the company or its stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or our Certificate of Incorporation or Bylaws, or (iv) any action asserting a claim governed by the internal affairs doctrine (the “Delaware Exclusive Forum Provision”). Our Bylaws further provide that the federal district courts of the

U.S. will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action under the Securities Act of 1933, as amended (the “Federal Forum Provision”).

The Delaware Exclusive Forum Provision is intended to apply to claims arising under Delaware state law and would not apply to claims brought pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or any other claim for which the federal courts have exclusive jurisdiction. In addition, the Federal Forum Provision is intended to apply to claims arising under the Securities Act of 1933, as amended (the “Securities Act”) and would not apply to claims brought pursuant to the Exchange Act. The exclusive forum provisions in our Bylaws will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder and, accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal courts. Our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.

The exclusive forum provisions in our Bylaws may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with the company or its directors, officers or other employees, which may discourage lawsuits against the company and its directors, officers and other employees. In addition, stockholders who do bring a claim in the Court of Chancery of the State of Delaware pursuant to the Delaware Exclusive Forum Provision could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. The court in the designated forum under our exclusive forum provisions may also reach different judgments or results than would other courts, including courts where a stockholder would otherwise choose to bring the action, and such judgments or results may be more favorable to the company than to our stockholders. Further, the enforceability of similar exclusive forum provisions in other companies’ organizational documents has been challenged in legal proceedings, and it is possible that a court could find any of our exclusive forum provisions to be inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings. If a court were to find all or any part of our exclusive forum provisions to be inapplicable or unenforceable in an action, we might incur additional costs associated with resolving such action in other jurisdictions.

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

We have in the past experienced cybersecurity incidents of varying degrees involving our technology infrastructure and information systems, including incidents in which unauthorized parties have obtained access to our information systems and networks. While these incidents have at times resulted in some disruptions to our business operations, as of the date of this Annual Report on Form 10-K, we do not believe that known risks from cybersecurity threats, including as a result of any previous cybersecurity incident, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. However, we can give no assurance that we have detected or protected against all such cybersecurity incidents or threats or that we will not experience such an incident in the future. Further details about the cybersecurity risks we face are described under “The compromise, damage or interruption of our technology infrastructure, information systems or products by cybersecurity incidents, data security breaches, other security problems, design defects, information system failures or other events could have a material negative impact on our business,” in Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K.

Governance

We have implemented a governance framework related to cybersecurity that includes operational risk-mitigation practices and Board-level cybersecurity risk oversight.

Our management team is charged with managing cybersecurity risk and identifying material cybersecurity risk exposures to our company and carries out this function primarily through our Information Security organization, which is led by our Chief Information Security Officer who has a master’s degree in computer science, over a decade of information security leadership, and thirty years of combined information technology (“IT”) leadership experience. Additionally, our Cyber Incident Response Plan discussed above calls for the establishment of a management Impact Assessment Committee, which consists of key leadership representatives from the organization and is convened on an ad hoc basis to assess the detailed business impact of a cybersecurity incident. The Impact Assessment Committee is led by our Chief Information Security Officer and includes key representatives from the Company’s functional groups, including human resources, ethics and compliance, labor, privacy, internal audit, finance, communications, legal, risk and accounting. The Impact Assessment Committee receives updates and communications from the Security Operations Center on a fixed cadence determined by incident severity and follows our pre-established escalation framework provided by our Security Incident Response Plan to communicate with and include executive leadership, outside counsel and our Board of Directors, as appropriate. The Impact Assessment Committee works with our internal and external legal counsel to determine and facilitate appropriate communications with our Board of Directors.

Our Board of Directors is responsible for overseeing the cybersecurity risk management process and exercises this risk oversight through both our full Board of Directors and its Audit Committee. Our Board of Directors has delegated to our Audit Committee the responsibility to oversee risks related to cybersecurity threats, and our Audit Committee Charter requires our Audit Committee to review and discuss with management the Company’s policies with respect to risk assessment and ERM and to review the risk exposure of the Company related to the Committee’s areas of responsibility, including with respect to cybersecurity. In carrying out this role, our Audit Committee meets with our Chief Information Security Officer regularly and receives at least quarterly reports on cybersecurity matters.

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

Item 2.    Properties

Our principal executive offices are located in San Jose, California. Our leased facilities have contracts expiring at various times through 2034. Our principal manufacturing, R&D, marketing and administrative facilities as of July 3, 2026 were as follows:

Location	Buildings Owned or Leased	Approximate Square Footage	Description
United States
California
Fremont	Leased	295,000	Manufacturing and R&D
Irvine	Leased	258,000	R&D, administrative, marketing and sales
San Jose	Owned	1,957,000	Manufacturing, R&D, administrative, marketing and sales
Colorado
Colorado Springs	Leased	54,000	R&D
Minnesota
Rochester	Leased	111,000	R&D
Asia
China
Shenzhen	Owned and Leased	614,000	Manufacturing
India
Bangalore	Leased	209,000	R&D and administrative
Japan
Fujisawa	Owned	638,000	R&D
Malaysia
Johor Bahru	Owned	277,000	Manufacturing
Kuala Lumpur	Owned	145,000	R&D and administrative
Kuching	Owned	638,000	Manufacturing and R&D
Penang	Owned	1,192,000	Manufacturing
Philippines
Laguna	Owned	632,000	Manufacturing and administrative
Singapore	Leased	6,000	Administrative, marketing and sales
Thailand
Bang Pa-In	Owned and Leased	1,595,000	Manufacturing and R&D
Prachinburi	Owned	1,568,000	Manufacturing

We also lease office space in various other locations worldwide primarily for R&D, marketing and sales, and administration. Although we believe our present facilities are adequate for our current needs, we anticipate making additional investments to enhance our operations.

Item 3.    Legal Proceedings

See Part II, Item 8, Note 16, Legal Proceedings of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for disclosures regarding certain legal proceedings, which are incorporated by reference herein.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is listed on the Nasdaq Global Select Market under the symbol “WDC”. The approximate number of holders of record of our common stock as of August 7, 2026 was 644.

Dividends

Cash Dividend Program

On April 29, 2025, our Board of Directors authorized the adoption of a quarterly cash dividend program. Under the cash dividend program, holders of our common stock will receive dividends when and as declared by our Board of Directors. During the year ended July 3, 2026, we paid aggregate cash dividends of $0.50 per share on our outstanding common stock, totaling $174 million, plus $2 million paid to the holders of our then-outstanding Series A Preferred Stock (“Preferred Shares”) in accordance with their participation rights.

Subsequent to year-end, on August 4, 2026, our Board of Directors declared a cash dividend of $0.15 per share of our common stock, which will be paid on September 17, 2026 to our shareholders of record as of the close of business on September 8, 2026.

We may modify, suspend, or cancel our cash dividend program in any manner and at any time. The amount of future dividends under our cash dividend program, and the declaration and payment thereof, will be based upon all relevant factors, including our financial position, results of operations, cash flows, capital requirements and restrictions under our credit and other financing agreements, and shall be in compliance with applicable law.

Issuer Purchases of Equity Securities

The following table provides information about repurchases by us of shares of our common stock during the quarter ended July 3, 2026:

(in millions, except average price paid per share)	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased As Part of Publicly Announced Program(2)	Maximum Value of Shares that May Yet be Purchased Under the Program(2)
April 4, 2026 - May 1, 2026	0.8	$362.89	0.8	$3,635
May 2, 2026 - May 29, 2026	2.5⁽³⁾	485.14	0.6	$3,340
May 30, 2026 - July 3, 2026	3.1⁽⁴⁾⁽⁵⁾	532.06	0.2	$3,260
Total for the quarter ended July 3, 2026	6.4	$426.16	1.6

(1)    Includes commissions.
(2)    On May 9, 2025, our Board of Directors authorized a Share Repurchase Program (as defined below) for the repurchase of up to $2.0 billion of our common stock, and on February 2, 2026, our Board of Directors authorized the repurchase of up to an additional $4.0 billion of the Company’s common stock. There is no expiration date for the Share Repurchase Program. Repurchases under the Share Repurchase Program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. We expect share repurchases to be funded primarily by operating cash flows. The amount and timing of share repurchases will depend on market conditions and other corporate considerations. We may suspend or discontinue the Share Repurchase Program at any time.
(3)    Amount includes an aggregate of 1,865,801 shares of our common stock that we received on May 7, 2026 in exchange for an aggregate of 653,203 shares of common stock of Sandisk. This transaction is not part of our publicly announced Share Repurchase Program and the shares received in this equity-for-equity exchange are not reflected in the column captioned “Average Price Paid per Share.”
(4)    Amount includes an aggregate of 15,554 shares of our common stock that we received in June 2026 upon the settlement of $32 million notional amount of Capped Calls (as defined below) in connection with the settlement of the same principal amount of 2028 Convertible Notes that had been tendered by the holders. This transaction is not part of our publicly announced Share Repurchase Program and the shares received from the settlement of these Capped Calls are not reflected in the column captioned “Average Price Paid per Share.”
(5)    Amount includes an aggregate of 2,890,702 shares of our common stock that we received on June 22, 2026 in exchange for an aggregate of 1,038,681 shares of common stock of Sandisk. This transaction is not part of our publicly announced Share Repurchase Program and the shares received in this equity-for-equity exchange are not reflected in the column captioned “Average Price Paid per Share.”

Stock Performance Graph

The following graph compares the cumulative total stockholder return of our common stock with the cumulative total return of the S&P 500 Index and the Dow Jones U.S. Technology Hardware & Equipment Index for the five years ended July 3, 2026. The graph assumes that $100 was invested in our common stock at the close of market on July 2, 2021 and that all dividends, including the distribution of Sandisk shares at Separation, were reinvested. Stockholder returns over the indicated period should not be considered indicative of future shareholder returns.

TOTAL RETURN TO STOCKHOLDERS
(Assumes $100 investment at market close on July 2, 2021)

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Western Digital Corporation, the S&P 500 Index
and the Dow Jones US Technology Hardware & Equipment Index

$1,250
$1,000
$750
$500
$250
$0
07/02/21
07/01/22
06/30/23
06/28/24
06/27/25
07/03/26
Western Digital Corporation
S&P 500
Dow Jones US Technology Hardware & Equipment

Total Return Analysis

	July 2, 2021	July 1, 2022	June 30, 2023	June 28, 2024	June 27, 2025	July 3, 2026
Western Digital Corporation	$100.00	$61.84	$54.02	$107.92	$119.52	$1,020.64
S&P 500 Index	$100.00	$89.17	$105.53	$131.44	$150.59	$184.79
Dow Jones U.S. Technology Hardware & Equipment Index	$100.00	$87.80	$132.54	$201.65	$225.09	$383.01

The stock performance graph shall not be deemed soliciting material or to be filed with the SEC or subject to Regulation 14A or 14C under the Exchange Act, or to the liabilities of Section 18 of the Exchange Act, nor shall it be incorporated by reference into any past or future filing under the Securities Act or the Exchange Act, except to the extent we specifically request that it be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.

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

Our Company

We are a leading developer, manufacturer, and provider of data storage devices and solutions based on HDD technology. HDDs are critical components of the global data infrastructure market and play an essential role in enabling the AI-driven data economy. They provide reliable, cost-effective, high-capacity storage for a broad range of applications, including cloud data centers, enterprise storage systems, edge computing, smart video, client and consumer devices.

Our broad portfolio of technology and products, sold under the Western Digital® and WD® brands, addresses our customers’ storage needs through multiple end markets: “Cloud,” “Client” and “Consumer”. Cloud is our largest and fastest growing end market comprised primarily of products for public or private cloud environments and enterprise customers. Through the Client end market, we provide our OEM and channel customers a broad array of high-performance HDD solutions across desktop and notebooks. The Consumer end market offers a comprehensive portfolio of HDD external storage products that we offer globally through our retail and channel partners.

Our fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every five to six years, we report a 53-week fiscal year to align the fiscal year with the foregoing policy. Fiscal year 2026, which ended on July 3, 2026, comprised 53 weeks, with the first quarter consisting of 14 weeks and the remaining quarters consisting of 13 weeks. Fiscal years 2025 and 2024, which ended on June 27, 2025 and June 28, 2024, respectively, each comprised 52 weeks, with all quarters presented consisting of 13 weeks.

Key Developments

Market Conditions and Outlook

The increasing long-term demand for data storage in the cloud is benefiting our HDD business. The adoption of AI and workloads driven by hybrid data are propelling growth in data storage as well. This creates an accelerated demand for higher-capacity drives, which have greater manufacturing complexity and longer production lead times. In response, customers are partnering with us earlier to support their future growth requirements and are extending the duration of their commercial arrangements, which improves our long-term visibility of demand.

Separation of Business Units and Monetization of Sandisk Shares

In the previous fiscal year, on February 21, 2025, we completed the Separation to create two independent public companies, with WD continuing our existing HDD business and Sandisk, formerly a wholly-owned subsidiary of the Company, operating the Flash business. We believe the Separation has better positioned us as a pure-play HDD company that can execute innovative technology and product development, capitalize on unique growth opportunities, extend our leadership position, operate more efficiently, and pursue capital allocation strategies to maximize long-term shareholder value. As part of the Separation, we initially retained 28.8 million shares of Sandisk common stock. In June 2025, we used 21.3 million shares of Sandisk common stock in a tax-free exchange to reduce approximately $800 million in principal amount of our term loan A-3 (the “Term Loan A-3”). In February 2026, we executed a series of transactions pursuant to which we used 5.8 million shares of Sandisk common stock to further reduce our debt and fully redeem our previously outstanding 4.75% senior unsecured notes due 2026, 2.85% senior notes due 2029, 3.10% senior notes due 2032 and Term Loan A-3 through a tax-free exchange. In the fourth quarter of 2026, we completed two separate equity-for-equity exchanges, which used our remaining 1.7 million shares of Sandisk common stock to acquire 4.8 million shares of our common stock, thereby reducing our share count. As of July 3, 2026, we no longer held shares of Sandisk common stock.

Capital Allocation Actions

In addition to the actions taken to monetize our initial retained interest in shares of Sandisk, as noted above, we have continued to take significant actions to deleverage our business, reduce dilution and return capital to our investors.

In February 2026, we converted all remaining outstanding shares of our Preferred Shares, in accordance with their terms, into 7 million shares of our common stock.

In June 2026, we fully settled the conversion obligation on $32 million in aggregate principal amount of our 2028 Convertible Notes that were tendered in March 2026 (the “Tendered Notes”). We used $32 million of cash to settle the principal amount of the Tendered Notes, as required by the indenture, and elected to use an additional $328 million of cash to settle the conversion premium instead of settling the premium with 0.8 million shares of our common stock.

Also in June 2026, we entered into separate, privately negotiated exchange agreements with certain holders of $858 million in aggregate principal of our 2028 Convertible Notes. Pursuant to these agreements, we fully settled the obligation for $860 million in cash (which reflected principal amount and a small inducement cost) and 21.3 million shares of our common stock.

During our previous fiscal year, our Board of Directors authorized the adoption of a quarterly cash dividend program. Under the cash dividend program, holders of our common stock will receive dividends when and as declared by our Board of Directors. During the year ended July 3, 2026, we paid aggregate cash dividends of $0.50 per share of our outstanding common stock, totaling $174 million, plus $2 million paid to holders of our then-outstanding Preferred Shares in accordance with their participation rights.

Subsequent to year-end, on August 4, 2026, our Board of Directors declared a cash dividend of $0.15 per share of our common stock, which will be paid on September 17, 2026 to our shareholders of record as of the close of business on September 8, 2026.

During our previous fiscal year, our Board of Directors authorized a Share Repurchase Program for the repurchase of up to $2.0 billion of our common stock, and in February 2026, our Board of Directors authorized the repurchase of up to an additional $4.0 billion of our common stock. During the year ended July 3, 2026, we repurchased 14.7 million shares for a total cost of $2.59 billion. As of July 3, 2026, we had $3.26 billion available for repurchases under the Share Repurchase Program. Repurchases under the Share Repurchase Program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. We expect shares repurchased under the Share Repurchase Program to be funded primarily by operating cash flows.

During the year ended July 3, 2026, our repurchases under our Share Repurchase Program and our election to settle the conversion premium on the Tendered Notes in cash, instead of shares of common stock, aggregated $2.92 billion, which resulted in an effective impact to our outstanding shares of common stock of approximately 15.5 million shares.

Information regarding our indebtedness, including the principal repayment terms, interest rates, covenants and other key terms of our outstanding indebtedness, and additional information on the terms of our Preferred Shares is included in Part II, Item 8, Note 7, Debt, and Note 13, Shareholders’ Equity and Convertible Preferred Stock, of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Results of Operations

Information provided herein is presented on a continuing operations basis to reflect the impact of the Separation. See Part II, Item 8, Note 4, Discontinued Operations, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding the Separation.

Summary Comparison of 2026, 2025 and 2024

The following table sets forth, for the periods presented, selected summary information from our Consolidated Statements of Operations by dollars and percentage of net revenue(1):

	2026		2025		2024
	(in millions, except percentages)
Revenue, net	$12,919	100.0%	$9,520	100.0%	$6,317	100.0%
Cost of revenue	6,608	51.1	5,828	61.2	4,544	71.9
Gross profit	6,311	48.9	3,692	38.8	1,773	28.1
Operating expenses:
Research and development	1,161	9.0	994	10.4	950	15.0
Selling, general and administrative	551	4.3	568	6.0	726	11.5
Litigation matter	—	—	(198)	(2.1)	291	4.6
Business realignment charges (credits)	146	1.1	(6)	(0.1)	209	3.3
Total operating expenses	1,858	14.4	1,358	14.3	2,176	34.4
Operating income (loss)	4,453	34.5	2,334	24.5	(403)	(6.4)
Interest and other income (expense):
Interest income	51	0.4	45	0.5	33	0.5
Interest expense	(165)	(1.3)	(357)	(3.8)	(414)	(6.6)
Gain (loss) on retained interest in Sandisk	6,498	50.3	(772)	(8.1)	—	—
Costs in connection with debt-for-equity exchange	(545)	(4.2)	(100)	(1.1)	—	—
Costs in connection with convertible notes transactions	(108)	(0.8)	—	—	—	—
Costs in connection with equity-for-equity exchanges	(254)	(2.0)	—	—	—	—
Other income (expense), net	(25)	(0.2)	(20)	(0.2)	45	0.7
Total interest and other income (expense), net	5,452	42.2	(1,204)	(12.6)	(336)	(5.3)
Income (loss) before taxes	9,905	76.7	1,130	11.9	(739)	(11.7)
Income tax expense (benefit)	481	3.7	(513)	(5.4)	26	0.4
Net income (loss) from continuing operations	$9,424	72.9%	$1,643	17.3%	$(765)	(12.1)%

(1)Percentages may not total due to rounding.

The following table sets forth, for the periods presented, summary information regarding our disaggregated revenue:

	2026	2025	2024
	(in millions)
Net revenue by end market
Cloud	$11,490	$8,341	$5,052
Client	726	556	577
Consumer	703	623	688
Total net revenue	$12,919	$9,520	$6,317

Net revenue by geography(1)
Americas	$5,682	$4,592	$2,858
Asia	5,123	3,392	2,392
Europe, Middle East and Africa	2,114	1,536	1,067
Total net revenue	$12,919	$9,520	$6,317

(1)    Net revenue is attributed to geographic regions based on the ship-to location of the customer.

Net Revenue

Net revenue increased by 36% in 2026 compared to 2025, primarily driven by a 25% increase in exabytes sold and an 8% increase in ASPs per exabyte, both of which were driven by strong demand across all of our end markets.

Cloud revenue, representing 89% of total net revenue, increased by 38% in 2026 compared to 2025, driven by a 27% increase in exabytes sold and an 8% increase in ASPs per exabyte. The increase in exabytes sold was driven by strong demand for our high-capacity enterprise products. The increase in ASPs per exabyte was due to an improved pricing environment.

Client revenue, representing 6% of total net revenue, increased by 31% in 2026 compared to 2025, driven by a 3% increase in exabytes sold and a 26% increase in ASPs per exabyte. The increase in exabytes sold and ASPs per exabyte were driven by dynamics largely consistent with our other end markets.

Consumer revenue, representing 5% of total net revenue, increased by 13% in 2026 compared to 2025, driven by a 1% increase in exabytes sold and a 12% increase in ASPs per exabyte. The increase in exabytes sold and ASPs per exabyte were driven by dynamics largely consistent with our other end markets.

For 2026, 2025 and 2024, our top 10 customers accounted for 73%, 68% and 55%, respectively, of our net revenue. For 2026, three customers accounted for 16%, 15%, and 13%, respectively, of our net revenue. For 2025, three customers accounted for 17%, 12%, and 10%, respectively, of our net revenue. For 2024, no single customer accounted for 10% or more of our net revenue.

Consistent with standard industry practice, we have sales incentive and marketing programs that provide customers with price protection and other incentives or reimbursements that are recorded as a reduction to gross revenue. For 2026, 2025 and 2024, these programs represented 9%, 10% and 11%, respectively, of gross revenue. The amounts attributed to our sales incentive and marketing programs generally vary according to several factors, including industry conditions, list pricing strategies, channel mix and overall availability of products. Changes in future customer demand and market conditions may require us to adjust our incentive programs as a percentage of gross revenue.

Gross Profit and Gross Margin

Gross profit increased by $2.62 billion in 2026 compared to 2025. The increase was largely due to an increased volume of shipments, a better cost structure on our newer generation products, a mix shift towards higher capacity drives and improved pricing. Gross margin increased 10.1 percentage points in 2026 compared to 2025. The shift toward higher capacity drives has benefited gross margin through both a better cost structure and improved pricing.

Operating Expenses

R&D expense increased by $167 million or 17% in 2026 compared to 2025. This increase was attributable to $70 million of incremental product development related costs as we continue to execute on our innovative technology and product roadmap, along with $75 million of higher compensation-related costs, reflecting increased headcount and variable compensation aligned with our improved financial performance during the current year.

Selling, general and administrative expense decreased by $17 million or 3% in 2026 compared to 2025, as 2025 included higher costs associated with the final planning and execution of the Separation, including transitional personnel costs and higher outside service fees.

For information regarding Litigation matter, see Part II Item 8, Note 16, Legal Proceedings, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

For information regarding Business realignment charges (credits), see Part II Item 8, Note 10, Business Realignment Charges (Credits), of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Interest and Other Expense

Total interest and other income (expense), net changed by $6.66 billion or 553% in 2026 compared to 2025. The change primarily reflects a mark-to-market gain on our retained interest in Sandisk of $6.50 billion in the current year compared to a loss of $772 million in the prior year. The change also reflects $545 million of costs incurred in connection with our debt-for-equity exchange in the current year compared to $100 million in the prior year, $254 million of costs in connection with our equity-for-equity exchanges and $108 million of costs in connection with our convertible notes transactions in the current year, as well as lower interest expense of $192 million, which reflects the reduction in our debt levels.

Income Tax Expense (Benefit)

The following table sets forth Income tax information from our Consolidated Statements of Operations by dollar and effective tax rate:

	2026	2025	2024
	(in millions, except percentages)
Income (loss) before taxes	$9,905	$1,130	$(739)
Income tax expense (benefit)	481	(513)	26
Effective tax rate	5%	(45)%	(4)%

The primary drivers of the difference between the effective tax rate for 2026 and the U.S. Federal statutory rate of 21% are the relative mix of earnings and losses by jurisdiction, the deduction for Foreign-Derived Deduction Eligible Income (“FDDEI”) tax credits, and the gain on the retained interest in Sandisk being tax-free due to the Separation. These resulted in decreases to the Company’s effective tax rate below the U.S. Federal statutory rate. The Company’s income tax provision for 2026 includes Global Minimum Tax (“GMT”) for Malaysia as well as Thailand, a country for which the Company maintains a tax holiday.

The primary drivers of the difference between the effective tax rate for 2025 and the U.S. Federal statutory rate of 21% are the relative mix of earnings and losses by jurisdiction, the deduction for FDDEI, credits, and tax holidays in the Philippines and Thailand. These resulted in decreases to our effective tax rate below the U.S. Federal statutory rate for 2025. In anticipation of us operating as a standalone HDD business in a GMT environment, we executed an inter-entity asset transfer in conjunction with the Separation. This resulted in the recognition of one-time deferred tax benefits to continuing operations of $690 million. Our income before tax is reduced by a loss in our retained interest in Sandisk. This loss is not deductible for tax purposes and provides no income tax benefit to us.

For additional information regarding Income tax expense (benefit), see Part II, Item 8, Note 9, Income Taxes, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

A discussion of our results of operations for 2024, including a comparison of such results of operations to 2025, is included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended June 27, 2025 filed with the SEC on August 14, 2025.

Liquidity and Capital Resources

The following table summarizes our statements of cash flows, which are presented on a consolidated basis. Cash flows related to discontinued operations have not been segregated. See Part II, Item 8, Note 4, Discontinued Operations, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional cash flow information related to our discontinued operations.

	2026	2025	2024
	(in millions)
Net cash provided by (used in):
Operating activities	$3,929	$1,691	$(294)
Investing activities	(429)	150	(27)
Financing activities	(4,032)	(1,612)	187
Effect of exchange rate changes on cash	(3)	6	(10)
Net increase (decrease) in cash and cash equivalents	$(535)	$235	$(144)

Operating Activities

Net cash provided by or used in operating activities primarily consists of net income or loss, adjusted for non-cash charges, plus or minus changes in operating assets and liabilities. The significant improvement in cash from operating activities was driven by the improved profitability in the business during 2026. Net cash used for changes in operating assets and liabilities was $658 million for 2026, as compared to $1.03 billion of net cash used for such changes for 2025. Net cash used for changes in operating assets and liabilities in 2026 primarily consisted of a $627 million decrease in taxes payable resulting from the timing of payments, a $541 million increase in accounts receivable driven by our growth in shipments to customers, and a $218 million increase in inventories as we ramped production in response to growing demand. These uses were partially offset by a $385 million increase in accounts payable as we ramped up purchases for production as well as more favorable payment terms with suppliers, a $144 million increase in accrued compensation driven by higher performance on our variable compensation plans, and $230 million from other assets and liabilities primarily driven by recognition and payment of other taxes. Net cash used for changes in operating assets and liabilities in 2025 primarily consisted of a $409 million increase in inventories as we ramped production in response to growing demand, a $366 million decrease in accrued expenses resulting from a significant reduction in our derivative hedging activities since the Separation, and a $905 million decrease in other assets and liabilities, driven by the timing of recognition and realization of income taxes receivable. These uses were partially offset by a $307 million increase in accounts payable as we ramped up purchases for production as well as more favorable payment terms with suppliers and a $348 million increase in taxes payable resulting from the timing of payments.

Investing Activities

Net cash used in investing activities in 2026 primarily consisted of $418 million in capital expenditures. Net cash provided by investing activities in 2025 primarily consisted of $401 million in net proceeds from our sale of a majority interest in one of our subsidiaries and $148 million in net notes receivable proceeds from Flash Ventures, partially offset by $412 million in capital expenditures.

Financing Activities

During 2026, net cash used in financing activities primarily consisted of $2.59 billion for share repurchases, $1.22 billion to settle a portion of our 2028 Convertible Notes, $1.66 billion for repayments of our other debt, $376 million for taxes paid on vested stock awards under employee stock plans, and $184 million for dividends on our common stock and Preferred Shares. These uses were partially offset by $1.95 billion of proceeds from a bridge loan and a drawdown on our Revolving Credit Facility, along with $64 million of proceeds from the issuance of stock under our employee stock plans. During 2025, net cash used in financing activities primarily consisted of $2.09 billion used for the partial repayment of our 4.75% senior unsecured notes due 2026, repayment of borrowings on the Revolving Credit Facility, and scheduled principal payments on our term loans; $1.37 billion of cash transferred to Sandisk at the Separation; $149 million in share repurchases; $113 million for taxes paid on vested stock awards; $73 million in debt issuance costs; and $44 million in dividends on our common stock and our Preferred Shares. These uses were partially offset by $2.00 billion of proceeds from drawing on the Sandisk credit facilities in connection with the Separation, $150 million from the Revolving Credit Facility, and $77 million from issuances of shares under our employee stock plans.

In August 2024, we filed a shelf registration statement (the “Shelf Registration Statement”) with the SEC that expires in August 2027. The Shelf Registration Statement allows us to offer and sell shares of common stock, preferred stock, warrants, and debt securities. We may use the Shelf Registration Statement or other capital sources, including other offerings of equity or debt securities or the credit markets, to satisfy future financing needs, including planned or unanticipated capital expenditures, investments, debt repayments or other expenses. Any such additional financing will be subject to market conditions and may not be available on terms acceptable to us or at all.

Over the next five years, we expect our capital expenditures to average between 4% to 6% of our net revenue.

We believe our cash and cash equivalents and our available Revolving Credit Facility will be sufficient to meet our working capital, debt, dividend and capital expenditure needs and fund our share repurchases for at least the next twelve months and for the foreseeable future thereafter. We believe we can also access the various debt and equity capital markets to further supplement our liquidity position, if necessary. Our ability to sustain our working capital position is subject to a number of risks that we discuss in Part I, Item 1A, Risk Factors, in this Annual Report on Form 10-K.

A total of $1.08 billion and $0.98 billion of our cash and cash equivalents were held outside of the U.S. as of July 3, 2026 and June 27, 2025, respectively. There are no material tax consequences that were not previously accrued for relating to the repatriation of this cash.

Our cash equivalents are primarily invested in money market funds that invest in U.S. Treasury securities and U.S. Government agency securities. In addition, from time to time, we also invest directly in certificates of deposit, asset-backed securities and corporate and municipal notes and bonds.

A discussion of our cash flows for 2024, including a comparison of such cash flows to 2025, is included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, included in our Annual Report on Form 10-K for the year ended June 27, 2025 filed with the SEC on August 14, 2025.

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

Short- and Long-term Liquidity

Material Cash Requirements

The following is a summary of our known material cash requirements, including those for capital expenditures, as of July 3, 2026. In addition, see the discussions further below related to our cash dividend program, share repurchase program, liability for unrecognized tax benefits, global minimum tax, foreign exchange contracts, litigation matters and indemnifications.

	Total	1 Year (2027)	2-3 Years (2028-2029)	4-5 Years (2030-2031)	More than 5 Years (Beyond 2031)
	(in millions)
Debt, including interest	$1,075	$1,075	$—	$—	$—
Operating leases	160	37	55	34	34
Purchase obligations and other commitments	310	65	77	97	71
Total	$1,545	$1,177	$132	$131	$105

Debt

As described in “Key Developments – Capital Allocation Actions” above, we undertook several financing actions during 2026, to settle a substantial portion of our debt.

As described in Part II, Item 8, Note 7, Debt, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, as of July 3, 2026, $710 million in aggregate principal amount of our 2028 Convertible Notes remained outstanding. The holders of the notes have had and continue to have the right to convert the notes through the calendar quarter ending September 30, 2026 based on the sale price conditional conversion feature in their terms. As of July 3, 2026, $343 million in aggregate principal amount of these notes had been tendered for conversion and we believe the remaining $367 million principal amount will likely be tendered in the next few months. We expect the settlement of these notes will require the use of an aggregate $710 million of cash to settle the principal amount with substantially all of any premium being settled in shares under the original terms of the notes.

In addition, as of July 3, 2026, we had $350 million outstanding on our Revolving Credit Facility maturing in January 2027. As of July 3, 2026, we had $900 million remaining available borrowing capacity under this facility, subject to customary conditions under the loan agreement. Additional information regarding our indebtedness, including information about availability under our Revolving Credit Facility, interest rates, covenants, collateral and other key terms of our outstanding indebtedness, is included in Part II, Item 8, Note 7, Debt, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

We believe our existing cash and cash expected to be generated from our business will be adequate to meet our debt repayment requirements.

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

The assets and liabilities of the Obligor Group include the following:

	July 3, 2026	June 27, 2025
	(in millions)
Current assets	$2,360	$2,992
Non-current assets	4,415	4,553
Net intercompany payables to non-guarantor subsidiaries	516	1,543
Current liabilities	2,204	3,800
Non-current liabilities	449	2,873

The operating results of the Obligor Group include the following:

	Year Ended
	July 3, 2026	June 27, 2025
	(in millions)
Net sales	$5,726	$5,249
Gross profit	2,543	1,941
Operating income	1,092	279
Net income (loss)	6,196	(320)

Results for the Obligor Group include the following transactions with non-guarantor subsidiaries:

	Year Ended
	July 3, 2026	June 27, 2025
	(in millions)
Intercompany revenue	$7,458	$1,378
Net intercompany interest (income) expense	33	(4)
Intercompany dividend income	94	2,215

Purchase Obligations and Other Commitments

We incur material capital expenditures to design and manufacture our products that depend on advanced technologies and manufacturing techniques. Our commitments as of July 3, 2026, are included under “Purchase obligations and other commitments” in the table above. For 2027, we expect capital expenditures to be higher than 2026 as we are making the necessary investments in our heads and media operations, as well as in automation to increase our productivity.

In the normal course of business, we also enter into purchase orders with suppliers for the purchase of components used to manufacture our products. These purchase orders generally cover forecasted component supplies needed for production during the next quarter, are recorded as a liability upon receipt of the components, and generally may be changed or canceled at any time prior to shipment of the components. We also enter into long-term agreements with suppliers that contain fixed future commitments, which are contingent on certain conditions such as performance, quality and technology of the vendor’s components. These arrangements are included under “Purchase obligations and other commitments” in the table above.

Cash Dividend Program

On April 29, 2025, our Board of Directors authorized the adoption of a quarterly cash dividend program. See Note 13, Shareholders’ Equity and Convertible Preferred Stock, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K under the caption “Dividends to Common Shareholders” for further details.

Share Repurchase Program

Our Board of Directors has authorized a Share Repurchase Program and as of July 3, 2026, we had $3.26 billion available for repurchases under the program. See Note 13, Shareholders’ Equity and Convertible Preferred Stock, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K under the caption “Share Repurchase Program” for further details.

Liability for Unrecognized Tax Benefits

As of July 3, 2026, the liability for unrecognized tax benefits (excluding accrued interest and penalties) was approximately $610 million. Accrued interest and penalties related to unrecognized tax benefits are recognized in liabilities for uncertain tax positions and are recorded in the provision for income taxes. Accrued interest and penalties related to unrecognized tax benefits as of July 3, 2026, were approximately $130 million. Of these amounts, approximately $585 million could result in potential cash payments, of which $349 million is reasonably expected to be paid within the next twelve months. The potential cash payments are expected to be netted with offsetting favorable tax receivables totaling $213 million, including a reduction to our mandatory deemed repatriation tax obligations related to the settlement for the years 2008 through 2015, for potential net cash payments of $136 million.

In connection with IRS settlements for the years 2008 through 2015, we expect to realize reductions to our mandatory deemed repatriation tax obligations and tax savings from interest deductions in future years aggregating to approximately $166 million. Of this amount, $65 million of savings is expected from the deductible interest paid with respect to years 2008 through 2015 that were previously classified as a deferred tax asset due to interest expense limitation rules have been utilized during the year ended July 3, 2026. See Part II, Item 8, Note 9, Income Taxes of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Global Minimum Tax

As of July 3, 2026, we have accrued GMT liabilities of $89 million that are not expected to be paid until the second quarter of 2028.

Foreign Exchange Contracts

We purchase foreign exchange contracts to hedge the impact of foreign currency fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. For a description of our current foreign exchange contract commitments, see Part II, Item 7A., Quantitative and Qualitative Disclosures About Market Risk, included in this Annual Report on Form 10-K.

Litigation Matters

For additional information on our litigation matters, see Part II, Item 8, Note 16, Legal Proceedings, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Revenue

For sales to OEMs, our methodology for estimating variable consideration is based on the amount of consideration expected to be earned based on the OEMs’ volume of purchases from us or other agreed-upon sales incentive programs. For sales to resellers, the methodology for estimating variable consideration is based on several factors including historical pricing information, current pricing trends and channel inventory levels. Estimating the impact of these factors requires significant judgment and the estimated amount of variable consideration can differ from the actual amount.

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

Inventories

We periodically perform an analysis of potential excess and obsolete inventory based on assumptions, which includes changes in business and economic conditions, changes in technology and projected demand of our products. If in any period we anticipate a change in those assumptions to be less favorable than our previous estimates, additional inventory write-downs may be required and could materially and negatively impact our gross margin. Excess and obsolete reserves are released only when the underlying units are either sold or scrapped.

We value inventories at the lower of cost or net realizable value (“NRV”) with cost determined on a first-in, first-out basis. We record inventory write-downs of our inventory to the lower of cost or NRV or for obsolete or excess inventory based on assumptions, which requires significant judgment. The determination of NRV involves estimating the ASPs less any selling expenses of inventory based on market conditions and customer demand. To estimate the ASPs and selling expenses of inventory, we review historical sales, future demand, economic conditions, contract prices and other information.

Income Taxes

We account for income taxes under the asset and liability method, which provides that deferred tax assets and liabilities be recognized for temporary differences between the financial reporting bases and the tax bases of our assets and liabilities and expected benefits of utilizing net operating loss and tax credit carryforwards. If we conclude that it is more likely than not that a deferred tax asset will not be realized, we record a valuation allowance so that the net deferred tax asset is valued only to the amount that we conclude is more likely than not to be realized. The assessment of valuation allowances against our deferred tax assets requires estimations and significant judgment. We continue to assess and adjust our valuation allowance based on operating results and market conditions. We account for interest and penalties related to income taxes as a component of the provision for income taxes.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Disclosure About Foreign Currency Risk

Although the majority of our transactions are in U.S. dollars, some transactions are based in various foreign currencies. We purchase short-term foreign exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, liabilities and commitments for product costs and operating expenses denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on our results of operations. Substantially all of the contract maturity dates do not exceed 12 months. We do not purchase foreign exchange contracts for speculative or trading purposes. For additional information, see Part II, Item 8, Note 6, Fair Value Measurements and Investments, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

We have performed sensitivity analyses for 2026 using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our foreign currency derivative contracts used to offset the underlying exposures. The foreign currency exchange rates used in performing the sensitivity analyses were based on market rates in effect at July 3, 2026. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar would result in a foreign exchange fair value loss of $74 million at July 3, 2026.

During 2026, 2025 and 2024, total net realized and unrealized transaction and foreign exchange contract currency gains and losses were not material to our Consolidated Financial Statements.

Notwithstanding our efforts to mitigate some foreign exchange risks, we do not hedge all of our foreign currency exposures, and there can be no assurance that our mitigating activities related to the exposures that we hedge will adequately protect us against risks associated with foreign currency fluctuations.

Disclosure About Interest Rate Risk

Interest Rate Risk

We have historically held a balance of fixed and variable rate debt. As of July 3, 2026, our variable rate debt outstanding consisted of borrowings under our Revolving Credit Facility, which are based on index rates as discussed further in Note 7, Debt, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. As of July 3, 2026, the outstanding balance on our Revolving Credit Facility was $350 million, and a 1% increase in the variable rate of interest would increase annual interest expense by $4 million.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
Western Digital Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Western Digital Corporation and subsidiaries (the Company) as of July 3, 2026 and June 27, 2025, the related consolidated statements of operations, comprehensive income (loss), cash flows, and convertible preferred stock and shareholders’ equity for each of the fiscal years in the three-year period ended July 3, 2026, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of July 3, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 3, 2026 and June 27, 2025, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended July 3, 2026, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 3, 2026 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Tax-free determination of the Flash business separation and debt-for-equity and equity-for-equity exchanges

As described in Note 4 to the consolidated financial statements, on February 21, 2025, the Company completed the separation of its Flash business through a pro rata distribution of 80.1% of the outstanding shares of Sandisk Corporation (Sandisk) to the Company’s stockholders. In February 2026, in connection with the separation, and consistent with its original intent to monetize its retained interest in Sandisk, the Company completed an exchange of Sandisk common stock for its Bridge Loan and existing Term Loan A-3. Additionally, the Company completed exchanges of Sandisk common stock for 4.8 million shares of the Company’s common stock. Management determined that the separation, debt-for-equity exchanges and equity-for-equity exchanges (collectively referred to as the Transactions) qualified as tax-free transactions under the applicable sections of the United States (U.S.) Internal Revenue Code. The determination of the tax consequences of these Transactions required management to make judgments about the application of tax laws and regulations.

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

Santa Clara, California
August 14, 2026

WESTERN DIGITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions)

	July 3, 2026	June 27, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,579	$2,114
Accounts receivable, net	2,026	1,486
Inventories	1,511	1,291
Retained interest in Sandisk	—	354
Other current assets	518	611
Total current assets	5,634	5,856
Property, plant and equipment, net	2,476	2,343
Goodwill	4,321	4,319
Other non-current assets	1,430	1,484
Total assets	$13,861	$14,002
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,774	$1,266
Accrued expenses	690	719
Income taxes payable	173	800
Accrued compensation	551	407
Current portion of long-term debt	1,052	2,226
Total current liabilities	4,240	5,418
Long-term debt	—	2,485
Other liabilities	757	559
Total liabilities	4,997	8,462
Commitments and contingencies (Notes 8, 9 and 16)
Convertible preferred stock	—	229
Shareholders’ equity:
Common stock	4	3
Additional paid-in capital	961	4,621
Accumulated other comprehensive income	23	20
Retained earnings	9,998	762
Treasury stock	(2,122)	(95)
Total shareholders’ equity	8,864	5,311
Total liabilities, convertible preferred stock and shareholders’ equity	$13,861	$14,002

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended
	July 3, 2026	June 27, 2025	June 28, 2024
Revenue, net	$12,919	$9,520	$6,317
Cost of revenue	6,608	5,828	4,544
Gross profit	6,311	3,692	1,773
Operating expenses:
Research and development	1,161	994	950
Selling, general and administrative	551	568	726
Litigation matter	—	(198)	291
Business realignment charges (credits)	146	(6)	209
Total operating expenses	1,858	1,358	2,176
Operating income (loss)	4,453	2,334	(403)
Interest and other income (expense):
Interest income	51	45	33
Interest expense	(165)	(357)	(414)
Gain (loss) on retained interest in Sandisk	6,498	(772)	—
Costs in connection with debt-for-equity exchange	(545)	(100)	—
Costs in connection with convertible notes transactions	(108)	—	—
Costs in connection with equity-for-equity exchanges	(254)	—	—
Other income (expense), net	(25)	(20)	45
Total interest and other income (expense), net	5,452	(1,204)	(336)
Income (loss) before taxes	9,905	1,130	(739)
Income tax expense (benefit)	481	(513)	26
Net income (loss) from continuing operations	9,424	1,643	(765)
Net income (loss) from discontinued operations, net of taxes	—	246	(33)
Net income (loss)	$9,424	$1,889	$(798)

Net income (loss) per common share:
Basic:
Continuing operations	$26.92	$4.61	$(2.51)
Discontinued operations	—	0.70	(0.10)
Net income (loss) per share	26.92	5.31	(2.61)
Diluted:
Continuing operations	24.28	4.45	(2.51)
Discontinued operations	—	0.67	(0.10)
Net income (loss) per share	24.28	5.12	(2.61)

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended
	July 3, 2026	June 27, 2025	June 28, 2024
Net income (loss)	$9,424	$1,889	$(798)
Other comprehensive income (loss), before tax:
Actuarial pension gain	28	3	23
Foreign currency translation adjustment	(1)	45	(115)
Net unrealized gain (loss) on derivative contracts	(20)	180	(87)
Total other comprehensive income (loss), before tax	7	228	(179)
Income tax benefit (expense) related to items of other comprehensive income (loss), before tax	(4)	(42)	15
Other comprehensive income (loss), net of tax	3	186	(164)
Total comprehensive income (loss)	$9,427	$2,075	$(962)

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended
	July 3, 2026	June 27, 2025	June 28, 2024
Cash flows from operating activities
Net income (loss)	$9,424	$1,889	$(798)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	375	451	568
Stock-based compensation	204	265	295
Deferred income taxes	129	(745)	(161)
Gain on disposal of assets	—	(2)	(87)
Non-cash asset impairment	35	2	158
Gain on business divestiture	—	(113)	—
(Gain) loss on retained interest in Sandisk	(6,498)	772	—
Costs in connection with debt-for-equity exchange	545	100	—
Costs in connection with convertible notes transactions	108	—	—
Costs in connection with equity-for-equity exchanges	254	—	—
Other non-cash operating activities, net	11	103	38
Changes in:
Accounts receivable, net	(541)	79	(568)
Inventories	(218)	(409)	356
Accounts payable	385	307	244
Accounts payable to related parties	—	(39)	21
Accrued expenses	(31)	(366)	197
Income taxes payable	(627)	348	(474)
Accrued compensation	144	(46)	259
Other assets and liabilities, net	230	(905)	(342)
Net cash provided by (used in) operating activities	3,929	1,691	(294)
Cash flows from investing activities
Purchases of property, plant and equipment	(418)	(412)	(487)
Proceeds from the sale of property, plant and equipment	—	5	195
Net proceeds from business divestiture	—	401	—
Notes receivable issuances to Flash Ventures	—	(266)	(243)
Notes receivable proceeds from Flash Ventures	—	239	482
Distribution from Flash Ventures	—	175	—
Strategic investments and other, net	(11)	8	26
Net cash provided by (used in) investing activities	(429)	150	(27)
Cash flows from financing activities
Issuance of stock under employee stock plans	64	77	80
Taxes paid on vested stock awards under employee stock plans	(376)	(113)	(88)
Purchase of capped calls	—	—	(155)
Proceeds from convertible preferred stock, net of issuance costs	—	—	(5)
Repurchases of common stock	(2,592)	(149)	—
Dividends paid to common shareholders	(174)	(44)	—
Dividends paid to preferred shareholders	(10)	—	—
Settlement of convertible notes transactions	(1,220)	—	—
Debt issuance and equity transaction costs	(6)	(73)	(36)
Repurchases of debt	—	—	(505)
Repayment of debt	(1,664)	(2,094)	(2,104)
Proceeds from debt	1,946	2,150	3,000
Cash transferred to Sandisk related to Separation	—	(1,366)	—
Net cash provided by (used in) financing activities	(4,032)	(1,612)	187
Effect of exchange rate changes on cash	(3)	6	(10)
Net increase (decrease) in cash and cash equivalents	(535)	235	(144)
Cash and cash equivalents, beginning of year	2,114	1,879	2,023
Cash and cash equivalents, end of year	$1,579	$2,114	$1,879
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$734	$789	$920
Cash paid for interest	$169	$367	$396

The accompanying notes are an integral part of these Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
(in millions)

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2023	0.9	$876	322	$3	—	$—	$3,936	$(548)	$7,573	$10,964
Net loss	—	—	—	—	—	—	—	—	(798)	(798)
Purchase of capped calls related to the issuance of convertible notes, net of tax	—	—	—	—	—	—	(118)	—	—	(118)
Conversion of convertible preferred stock	(0.7)	(647)	15	—	—	—	647	—	—	647
Employee stock plans	—	—	6	—	—	—	(8)	—	—	(8)
Stock-based compensation	—	—	—	—	—	—	295	—	—	295
Actuarial pension gain	—	—	—	—	—	—	—	16	—	16
Foreign currency translation adjustment	—	—	—	—	—	—	—	(116)	—	(116)
Net unrealized loss on derivative contracts	—	—	—	—	—	—	—	(64)	—	(64)
Balance at June 28, 2024	0.2	229	343	3	—	—	4,752	(712)	6,775	10,818
Net income	—	—	—	—	—	—	—	—	1,889	1,889
Distribution in connection with the Separation	—	—	—	—	—	—	(307)	546	(7,857)	(7,618)
Repurchases of common stock	—	—	—	—	(3)	(149)	—	—	—	(149)
Employee stock plans	—	—	6	—	1	54	(90)	—	—	(36)
Stock-based compensation	—	—	—	—	—	—	265	—	—	265
Common stock dividends	—	—	—	—	—	—	1	—	(37)	(36)
Preferred stock dividends	—	—	—	—	—	—	—	—	(8)	(8)
Actuarial pension gain	—	—	—	—	—	—	—	2	—	2
Foreign currency translation adjustment	—	—	—	—	—	—	—	45	—	45
Net unrealized gain on derivative contracts	—	—	—	—	—	—	—	139	—	139
Balance at June 27, 2025	0.2	229	349	3	(2)	(95)	4,621	20	762	5,311
Net income	—	—	—	—	—	—	—	—	9,424	9,424
Repurchases of common stock	—	—	—	—	(15)	(2,592)	—	—	—	(2,592)
Conversion of convertible preferred stock	(0.2)	(229)	—	—	7	796	(567)	—	—	229
Employee stock plans	—	—	—	—	6	554	(866)	—	—	(312)
Stock-based compensation	—	—	—	—	—	—	204	—	—	204
Convertible notes transactions	—	—	15	1	6	2,204	(2,435)	—	—	(230)
Exchange of Sandisk shares to acquire Company common stock	—	—	—	—	(5)	(2,989)	—	—	—	(2,989)
Common stock dividends	—	—	—	—	—	—	4	—	(178)	(174)
Preferred stock dividends	—	—	—	—	—	—	—	—	(10)	(10)

Actuarial pension gain	—	—	—	—	—	—	—	23	—	23
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1)	—	(1)
Net unrealized gain on derivative contracts	—	—	—	—	—	—	—	(19)	—	(19)
Balance at July 3, 2026	—	$—	364	$4	(3)	$(2,122)	$961	$23	$9,998	$8,864

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

Information provided herein is presented on a continuing operations basis to reflect the impact of the separation of the Company’s Flash business (the “Separation”) as discussed in further detail in Note 4, Discontinued Operations.

Fiscal Year

The Company’s fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every five to six years, the Company reports a 53-week fiscal year to align the fiscal year with the foregoing policy. Fiscal year 2026, which ended on July 3, 2026, comprised 53 weeks, with the first quarter consisting of 14 weeks and the remaining quarters consisting of 13 weeks. Fiscal years 2025 and 2024, which ended on June 27, 2025 and June 28, 2024, respectively, each comprised 52 weeks, with all quarters presented consisting of 13 weeks. Unless otherwise indicated, references herein to specific years and quarters are to fiscal years and fiscal quarters, and references to financial information are on a consolidated continuing operations basis.

Segment Reporting

Prior to the Separation, the Company had been managed and operated under two reportable segments: HDD and Flash-based products (“Flash”). Upon the Separation and disposition of the Flash segment, the Company’s continuing operations now consist of a single reportable segment, HDD. The Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (“CODM”), now evaluates the performance of the Company and makes decisions regarding the allocation of resources based on the Company’s consolidated results.

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
Reclassification

Certain prior year amounts have been reclassified in the Consolidated Statements of Cash Flows to conform to the current year presentation.

Use of Estimates

Company management has made estimates and assumptions relating to the reporting of certain assets and liabilities in conformity with U.S. GAAP. These estimates and assumptions have been applied using methodologies that are consistent throughout the periods presented. However, actual results could differ materially from these estimates and be significantly affected by changes in U.S. trade policies, including tariffs, trade agreements or other trade restrictions imposed by the United States (“U.S.”) or other governments and possible retaliatory measures on U.S. goods.

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

After Separation, the Company’s retained interest in Sandisk Corporation (“Sandisk”) was less than 20% and the Company did not have the ability to exercise significant influence over Sandisk’s operating and financial policies. As such, the Company accounted for this interest at fair value. The Company also has an immaterial amount of equity securities of other companies that do not have a readily determinable fair value. These securities are measured and recorded using the measurement alternative under Accounting Standards Update (“ASU”) No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which is cost minus impairment, if any, plus or minus changes resulting from observable price changes. These investments are recorded within Other non-current assets in the Consolidated Balance Sheets and are periodically analyzed to determine whether or not there are indicators of impairment.

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Inventories

The Company evaluates inventory balances for excess quantities and obsolescence on a regular basis by analyzing estimated demand, inventory on hand, sales levels and other information and reduces inventory balances to net realizable value (“NRV”) for excess and obsolete inventory based on this analysis. Unanticipated changes in technology or customer demand could result in a decrease in demand for one or more of the Company’s products, which may require a write-down of inventory that could materially affect operating results.

The Company values inventories at the lower of cost (first-in, first-out) or NRV. The first-in, first-out method is used to value the cost of the majority of the Company’s inventories. Inventory write-downs are recorded for the valuation of inventory at the lower of cost or NRV by analyzing market conditions and estimates of future sales prices as compared to inventory costs and inventory balances.

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

Goodwill and Other Long-Lived Assets

As of both July 3, 2026 and June 27, 2025, the carrying amount of goodwill was $4.32 billion. Goodwill is not amortized. Instead, it is tested for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that goodwill may be impaired. The Company performs an annual impairment test as of the beginning of its fourth quarter. The Company uses qualitative factors to determine whether goodwill is more likely than not impaired and whether a quantitative test for impairment is considered necessary. If the Company concludes from the qualitative assessment that goodwill is more likely than not impaired, the Company is required to perform a quantitative approach to determine the amount of impairment. The Company’s assessments resulted in no impairment of goodwill in 2026, 2025 or 2024.

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

As of July 3, 2026 and June 27, 2025, the carrying amount of in-process research and development (“IPR&D”) was $77 million and $72 million, respectively. IPR&D is an intangible asset accounted for as an indefinite-lived asset until the completion or abandonment of the associated research and development effort. During the development period, the Company conducts an IPR&D impairment test at least annually or whenever events or changes in facts and circumstances indicate that it is more likely than not that the IPR&D is impaired. Events which might indicate impairment include, but are not limited to, adverse cost factors, strategic decisions made in response to economic, market, and competitive conditions, and the impact of the economic environment on the Company and on its customer base. If impairment is indicated, the impairment is measured as the amount by which the carrying amounts of the assets exceed the fair values of the assets. The Company’s assessment resulted in no impairment of IPR&D in 2026, 2025 or 2024.

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

Substantially all of the Company’s revenue is from the sale of tangible products for which the performance obligations are satisfied at a point in time, based on the underlying Incoterms.

The Company incurs sales commissions and other direct incremental costs to obtain sales contracts. The Company has applied the practical expedient to recognize the direct incremental costs of obtaining contracts as an expense when incurred if the amortization period is expected to be one year or less or the amount is not material, with these costs charged to Selling, general and administrative (“SG&A”) expenses. The Company had no direct incremental costs to obtain contracts that have an expected benefit of greater than one year.

The Company also applies the practical expedients and does not disclose transaction price allocated to the remaining performance obligations for arrangements that have an original expected duration of one year or less. The transaction prices allocated to the Company’s remaining performance obligations as of July 3, 2026 and June 27, 2025, were not material.

Contract assets and contract liabilities as of July 3, 2026 and June 27, 2025 were not material.

The Company’s customer payment terms are typically less than two months from the date control over the product is transferred to the customer. The Company uses the practical expedient and does not recognize a significant financing component for payment considerations of less than one year. The financing components of contracts with payment terms were not material.

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

The Company provides distributors and retailers (collectively referred to as “resellers”) with limited price protection for inventories held by resellers at the time of published list price reductions. The Company also provides resellers and OEMs with other sales incentive programs. The Company records estimated variable consideration related to these items as a reduction to revenue at the time of revenue recognition. The Company uses judgment in its assessment of variable consideration in contracts to be included in the transaction price. The Company uses the expected value method to arrive at the amount of variable consideration. The Company constrains variable consideration until the likelihood of a significant revenue reversal is not probable and believes that the expected value method is the appropriate estimate of the amount of variable consideration based on the fact that the Company has a large number of contracts with similar characteristics.

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

Warranty

The Company records an accrual for estimated warranty costs when revenue is recognized. The Company generally warrants its products for a period of up to five years. The warranty provision considers estimated product failure rates and trends, estimated replacement costs, estimated repair or scrap costs and estimated costs for customer compensatory claims related to product quality issues, if any. A statistical warranty tracking model is used to help prepare estimates and assist the Company in exercising judgment in determining the underlying estimates. The statistical tracking model captures specific detail on product reliability, such as factory test data, historical field return rates and costs to repair by product type. Management’s judgment is subject to a greater degree of subjectivity with respect to newly introduced products because of limited field experience with those products upon which to base warranty estimates. Management reviews the warranty accrual quarterly for products shipped in prior periods and which are still under warranty. Any changes in the estimates underlying the accrual may result in adjustments that impact current period gross profit and income. Such changes are generally a result of differences between forecasted and actual return rate experience and costs to repair and could differ significantly from the estimates.

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

Advertising Expense

Advertising costs are expensed as incurred and amounted to $25 million, $32 million and $51 million in 2026, 2025 and 2024, respectively. These expenses are included in Selling, general and administrative in the Consolidated Statements of Operations.

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

Net Income (Loss) Per Common Share

The Company computes net income (loss) per common share using a two-class method in periods which include shares that meet the definition of participating securities. The two-class method determines net income (loss) per common share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires undistributed earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company’s convertible preferred stock contractually entitled the holders of such shares to participate in dividends but did not contractually require the holders of such shares to participate in the Company’s losses.

The Company computes basic income (loss) per common share by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is computed by using diluted net income (loss) attributable to common shareholders, the weighted average number of common shares and potentially dilutive securities outstanding during the period using the treasury stock method or the “if-converted” method based on the nature of the securities. Potentially dilutive common shares include dilutive outstanding restricted stock unit awards (“RSUs”) and restricted stock unit awards with performance conditions or market conditions (“PSUs”), rights to purchase shares of common stock under the Company’s Employee Stock Purchase Plan (“ESPP”), and shares issuable in connection with the Company’s convertible notes and convertible preferred stock.

Stock-Based Compensation

The Company accounts for all stock-based compensation at fair value. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Compensation expense is adjusted for forfeitures as they occur. The fair values of RSUs and PSUs without market conditions are determined based on the closing market price of the Company’s stock on the date of the grant. The fair values of all ESPP purchase rights are estimated using the Black-Scholes-Merton option pricing model and require the input of subjective assumptions. The fair values of PSUs with market conditions are estimated using a Monte Carlo simulation model. PSUs are granted to certain employees and vest only after the achievement of pre-determined performance and market conditions and completion of a requisite service period. At the end of each reporting period, the Company evaluates the probability that PSUs with a performance condition will be earned and records the related stock-based compensation expense over the service period. Compensation expense for PSUs with market conditions is recognized ratably over the required service period regardless of expected or actual achievement.

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Derivative Contracts

The majority of the Company’s transactions are in U.S. dollars; however, some transactions are based in various foreign currencies. The Company purchases foreign exchange contracts to hedge the impact of foreign currency exchange fluctuations on certain underlying assets, liabilities and commitments for operating expenses and product costs denominated in foreign currencies. The purpose of entering into these hedging transactions is to minimize the impact of foreign currency fluctuations on the Company’s results of operations. All contract maturity dates are 12 months or less. All foreign exchange contracts are for risk management purposes only. The Company does not purchase foreign exchange contracts for speculative or trading purposes. The Company had foreign exchange contracts with commercial banks for the British pound sterling, European euro, Japanese yen, Malaysian ringgit, Philippine peso, Singaporean dollar and Thai baht, which had an aggregate notional amount of $1.31 billion and $1.14 billion at July 3, 2026 and June 27, 2025, respectively.

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2.    Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 calls for enhanced income tax disclosure requirements surrounding the tabular rate reconciliation and income taxes paid. This standard is effective on either a prospective or retrospective basis. The Company adopted this standard on a prospective basis for the year ended July 3, 2026. The newly required disclosures are included in Note 9, Income Taxes.

In November 2024, the FASB issued ASU No. 2024-04, “Debt - Debt with Conversions and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments.” This ASU clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The standard is effective for the year beginning July 4, 2026, with early adoption permitted. The Company adopted the standard on a prospective basis for the year ended July 3, 2026 and applied it to the exchange transactions of the 2028 Convertible Notes (as defined in Note 7. Debt). See Note 7. Debt, for further details.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2026, the FASB issued ASU No. 2026-02, “Environmental Credits and Environmental Credit Obligations (Topic 818),” which introduces specific accounting models for entities that generate, purchase, or hold environmental credits, or have an enforceable regulatory compliance obligation that may be settled with such credits. Under the new guidance, environmental credits intended for compliance are recorded at cost, while certain non-compliance credits are tested for impairment or can be subject to a fair value accounting policy election. Additionally, the standard requires gross financial statement presentation, prohibiting the netting of environmental credit assets against related compliance obligations. This standard is effective for the year beginning July 1, 2028, and interim periods within that year, with early adoption permitted. Adoption will be applied on a retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently assessing the impact of this standard on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU No. 2025-10, “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities” (“ASU 2025-10”), which establishes guidance on the recognition, measurement, and presentation of government grants. The standard may be adopted using a full retrospective, modified retrospective, or modified prospective transition method. ASU 2025-10 is effective for the year beginning June 30, 2029, and interim periods within that year, with early adoption permitted. The Company is currently assessing the impact of this guidance on its consolidated financial statements and related disclosures.

In November 2025, the FASB issued ASU No. 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements” (“ASU 2025-09”), which introduces targeted improvements to better align hedge accounting with entities’ risk management activities. ASU 2025-09 is effective for the year beginning July 3, 2027, and interim periods within that year, with early adoption permitted. The Company is currently assessing the impact of this guidance on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU No. 2025-07, “Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract” (“ASU 2025-07”), which (i) expands the scope exception of Topic 815 to exclude certain contracts with a variable that is based on operations or activities specific to one of the parties to the contract and (ii) clarifies the scope of share-based payments from a customer in a revenue contract. ASU 2025-07 is effective for the year beginning July 3, 2027, and interim periods within that year. Early adoption is permitted and must be applied as of the beginning of the fiscal year that includes the interim period. The Company currently does not expect this standard to have a material impact on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU No. 2025-06, “Intangibles – Goodwill and Other – Internal-Use Software (Topic 350): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”). ASU 2025-06 amends existing references to prescriptive and sequential software development stages to better align with current software development

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
methods, such as agile development. Under the new standard, entities will begin to capitalize eligible software costs when (i) management has authorized and committed to funding the software project, and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 is effective for the year beginning July 1, 2028, and interim periods within that year, with early adoption permitted. The Company is currently assessing the impact of this standard on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which is intended to improve disclosures about the expenses of public entities. The new guidance requires more detailed information about the types of expenses in commonly presented expense captions (such as cost of sales and SG&A expenses) and requires public entities to disclose, on an annual and interim basis, the amounts of expenses included in each relevant expense caption presented on the face of the income statement, within continuing operations, in a tabular format. Additionally, public entities will be required to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, the total amount of selling expenses and, in annual reporting periods, the definition of selling expenses. This standard can be adopted on either a prospective or retrospective basis. Annual disclosures will be effective for the Company’s fiscal year ending June 30, 2028 and interim disclosures in the year following adoption. Early adoption is permitted. The Company is currently compiling the information required for these disclosures and assessing the basis of adoption and expects to adopt the guidance for annual reporting periods in its annual report for the year ending June 30, 2028.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3.    Disaggregated Revenue, Geographic Information, Concentrations of Risk, and Segment Reporting

The Company’s disaggregated net revenue by end market is as follows:

	2026	2025	2024
	(in millions)
Net revenue by end market
Cloud	$11,490	$8,341	$5,052
Client	726	556	577
Consumer	703	623	688
Total net revenue	$12,919	$9,520	$6,317

The Company’s operations outside the U.S. include manufacturing and/or R&D facilities in China, Japan, Malaysia, the Philippines and Thailand, as well as sales offices throughout the Americas, Asia Pacific, Europe, the Middle East and Africa. The following tables summarize the Company’s operations by geographic area:

	2026	2025	2024
	(in millions)
Net revenue (1)
United States	$5,169	$4,328	$2,636
China	2,541	1,549	488
Hong Kong	1,487	1,051	1,331
Rest of Asia	1,095	792	573
Europe, Middle East and Africa	2,114	1,536	1,067
Other	513	264	222
Total	$12,919	$9,520	$6,317

(1)    Net revenue is attributed to geographic regions based on the ship-to location of the customer.

	July 3, 2026	June 27, 2025
	(in millions)
Long-lived assets (1)
United States	$792	$807
Thailand	867	791
Malaysia	443	378
China	94	87
Rest of Asia	260	279
Europe, Middle East and Africa	20	1
Total	$2,476	$2,343

(1)    Long-lived assets include property, plant and equipment and are attributed to the geographic location in which they are located.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Customer Concentration and Credit Risk

The Company sells its products to hyperscale cloud service providers, neoclouds, computer manufacturers and OEMs, resellers, distributors and retailers throughout the world. For 2026, three customers accounted for 16%, 15%, and 13%, respectively, of the Company’s net revenue. For 2025, three customers accounted for 17%, 12% and 10%, respectively, of the Company’s net revenue. For 2024, no single customer accounted for 10% or more of the Company’s net revenue. For 2026, 2025, and 2024, the Company’s top 10 customers accounted for 73%, 68%, and 55%, respectively, of the Company’s net revenue.

The Company performs ongoing credit evaluations of its customers’ financial condition to manage collection risk, in some cases supplemented by collateral. The Company maintains allowances for potential credit losses, and such losses have historically been within management’s expectations. At any given point in time, the total amount outstanding from any one of a number of its customers may be individually significant to the Company’s financial condition. As of July 3, 2026 and June 27, 2025, net accounts receivable were $2.03 billion and $1.49 billion, respectively, and reserves for potential credit losses were not material. As of July 3, 2026, two customers accounted for 25% and 17%, respectively, of the Company’s net accounts receivable and as of June 27, 2025, three customers accounted for 20%, 19%, and 12%, respectively, of the Company’s net accounts receivable.

The Company also has cash equivalent and investment policies that limit the amount of credit exposure to any one financial institution or investment instrument and require that investments only be made with financial institutions or in investment instruments evaluated as highly credit-worthy.

Segment Reporting

The Company’s Chief Executive Officer is the Company’s CODM. The CODM manages the business as a provider of data storage devices and solutions based on HDD technology. The CODM evaluates the performance of the Company and makes decisions regarding the allocation of resources based on the Company’s Net income (loss) from continuing operations and Total assets. The Company has therefore determined that it has one reportable segment: HDD.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table is a reconciliation of the Company’s measure of segment profit or loss, significant segment expenses and other segment items:

	2026	2025	2024
	(in millions)
Revenue, net	$12,919	$9,520	$6,317
Less: Significant expenses and other segment items
Cost of revenue(1)	6,570	5,771	4,506
Research and development(1)	1,071	920	885
Selling, general and administrative(1)	461	503	583
Litigation matter	—	(179)	291
Business realignment charges (credits)(1)	137	(6)	209
Stock-based compensation	204	167	202
Strategic review	—	—	38
Interest expense, net	114	312	381
Loss on retained interest in Sandisk	(6,498)	772	—
Costs in connection with debt-for-equity exchange	545	100	—
Costs in connection with convertible notes transactions	108	—	—
Costs in connection with equity-for-equity exchanges	254	—	—
Other expense, net	9	2	14
Other segment items(2)	39	28	(53)
Income tax expense (benefit)	481	(513)	26
Net income (loss) from continuing operations	$9,424	$1,643	$(765)

(1)    Excludes amounts related to stock-based compensation and strategic review which are presented separately in the table above.
(2)    Other segment items include activity from strategic investments and other small charges.

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4.    Discontinued Operations

On February 21, 2025, the Company completed the Separation of its Flash business through a pro rata distribution of 80.1% of the outstanding shares of Sandisk to Western Digital stockholders. The Separation is intended to be tax-free for U.S. federal income tax purposes. To reflect the completion of the Separation, the Company recorded a decrease in shareholders’ equity for the net book value of applicable assets and liabilities derecognized in connection with the Separation, net of the Company’s retained 19.9% ownership interest, or 28.8 million shares, initially based on the net book value of the applicable assets and liabilities derecognized. As a result of the Separation, Sandisk became an independent public company and Western Digital no longer consolidates Sandisk into the Company’s financial results. The historical net income of Sandisk and applicable assets and liabilities included in the Separation are now reported in the Company’s Consolidated Financial Statements as discontinued operations for all periods prior to the Separation on February 21, 2025. Following the Separation, as the Company no longer controlled nor had the ability to exert significant influence over Sandisk, the Company measured its retained ownership interest in Sandisk common stock at fair value on a recurring basis (see additional information in Note 6, Fair Value Measurements and Investments).

The following table provides a summary of net income (loss) from discontinued operations, net of taxes:

Net Income (Loss) from Discontinued Operations, Net of Taxes	2025	2024
	(in millions)
Revenue, net	$4,361	$6,686
Cost of revenue	2,892	5,514
Operating expenses:
Research and development	718	957
Selling, general and administrative	229	102
Gain on business divestiture	(113)	—
Business separation costs	144	97
Business realignment charges (credits)	3	(70)
Operating income	488	86
Total interest and other expense, net	(36)	(8)
Income before taxes	452	78
Income tax expense	206	111
Net income (loss) from discontinued operations, net of taxes	$246	$(33)

Cash flows related to discontinued operations have not been segregated and are included in the Consolidated Statements of Cash Flows for all periods presented. The following table provides select financial information related to cash flows from discontinued operations:

Select Cash Flow Information from Discontinued Operations	2025	2024
	(in millions)
Depreciation and amortization	$115	$221
Purchases of property, plant and equipment	139	166
Stock-based compensation	98	92

Consistent with the Company’s original intent to monetize its retained interest in Sandisk, the Company began executing a series of strategic transactions to optimize its capital structure. In June 2025, the Company used 21.3 million shares of Sandisk common stock in a tax-free exchange to retire $800 million in principal amount of the Company’s Term Loan A-3 maturing in January 2027 (the “Term Loan A-3”). In February 2026, the Company executed a series of transactions to monetize additional Sandisk shares and further reduce its outstanding debt. Initially, the Company entered into a $1.50 billion Bridge Loan (as defined below), which was utilized to fully redeem all of its Senior Notes (as defined below) and consolidate the broad creditor

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
base to two holders to facilitate a debt-for-equity exchange. Following the redemptions of the Senior Notes, the Company retired the Bridge Loan and its existing Term Loan A-3 through a tax-free exchange for 5.8 million shares of Sandisk common stock. See Note 7, Debt, for further details. Additionally, the Company used its remaining 1.7 million shares of Sandisk common stock to acquire 4.8 million shares of the Company’s common stock. See Note 13, Shareholders’ Equity and Convertible Preferred Stock, for further details. As of July 3, 2026, the Company no longer held any shares of Sandisk common stock.

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 5.    Supplemental Financial Statement Data

Inventories

	July 3, 2026	June 27, 2025
	(in millions)
Inventories:
Raw materials and component parts	$285	$227
Work-in-process	829	785
Finished goods	397	279
Total inventories	$1,511	$1,291

Property, plant and equipment, net

	July 3, 2026	June 27, 2025
	(in millions)
Property, plant and equipment:
Land and improvements	$225	$225
Buildings and improvements	1,611	1,550
Machinery and equipment	6,830	6,488
Computer equipment and software	292	257
Furniture and fixtures	40	33
Construction-in-process	457	532
Property, plant and equipment, gross	9,455	9,085
Accumulated depreciation	(6,979)	(6,742)
Property, plant and equipment, net	$2,476	$2,343

Depreciation expense for property, plant and equipment totaled $372 million, $334 million and $347 million in 2026, 2025 and 2024, respectively. Purchases of property, plant and equipment included in accounts payable and accrued expense were $216 million, $99 million and $117 million, as of July 3, 2026, June 27, 2025 and June 28, 2024, respectively.

Non-current assets

	July 3, 2026	June 27, 2025
	(in millions)
Non-current assets:
Deferred tax assets	$872	$1,007
Other non-current assets	558	477
Total non-current assets	$1,430	$1,484

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Product warranty liability

Changes in the warranty accrual were as follows:

	2026	2025	2024
	(in millions)
Warranty accrual, beginning of period	$152	$142	$202
Charges to operations	128	99	79
Utilization	(79)	(83)	(119)
Changes in estimate related to pre-existing warranties	6	(6)	(20)
Warranty accrual, end of period	$207	$152	$142

The current portion of the warranty accrual is classified in Accrued expenses and the long-term portion is classified in Other liabilities as noted below:

	July 3, 2026	June 27, 2025
	(in millions)
Warranty accrual:
Current portion (included in Accrued expenses)	$42	$57
Long-term portion (included in Other liabilities)	165	95
Total warranty accrual	$207	$152

Other liabilities

	July 3, 2026	June 27, 2025
	(in millions)
Other liabilities:
Non-current portion of unrecognized tax benefits	$235	$163
Other non-current liabilities	522	396
Total other liabilities	$757	$559

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss), net of tax, refers to expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income. The following table illustrates the changes in the balances of each component of Accumulated other comprehensive income (loss):

	Actuarial Pension Gains (Losses)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivative Contracts	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at June 28, 2024	$14	$(505)	$(221)	$(712)
Other comprehensive income before reclassifications	3	45	31	79
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	149	149
Income tax expense related to items of other comprehensive income	(1)	—	(41)	(42)
Net current-period other comprehensive income	2	45	139	186
Distribution in connection with the Separation	—	458	88	546
Balance at June 27, 2025	16	(2)	6	20
Other comprehensive income (loss) before reclassifications	28	(1)	(20)	7
Income tax benefit (expense) related to items of other comprehensive income (loss)	(5)	—	1	(4)
Net current-period other comprehensive income (loss)	23	(1)	(19)	3
Balance at July 3, 2026	$39	$(3)	$(13)	$23

There were no amounts reclassified out of Accumulated other comprehensive income (loss) during 2026. During 2025, the amounts reclassified out of Accumulated other comprehensive income (loss) included losses of $149 million related to foreign exchange contracts.

As of July 3, 2026, all existing unrealized net losses related to cash flow hedges recorded in Accumulated other comprehensive income (loss) are expected to be reclassified to earnings within the next twelve months.

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

Following the Separation, through the date of disposal of its retained ownership interest in Sandisk common stock, the Company did not control or have the ability to exert significant influence over Sandisk. Accordingly, the Company measured its retained ownership interest in Sandisk common stock at fair value on a recurring basis over that period.

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of July 3, 2026 and June 27, 2025, and indicate the fair value hierarchy of the valuation techniques utilized to determine such values:

	July 3, 2026
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents – Money market funds	$67	$—	$—	$67
Foreign exchange contracts	—	2	—	2
Total assets at fair value	$67	$2	$—	$69
Liabilities:
Foreign exchange contracts	$—	$22	$—	$22
Total liabilities at fair value	$—	$22	$—	$22

	June 27, 2025
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Retained interest in Sandisk	$354	$—	$—	$354
Cash equivalents – Money market funds	285	—	—	285
Foreign exchange contracts	—	10	—	10
Total assets at fair value	$639	$10	$—	$649
Liabilities:
Foreign exchange contracts	$—	$4	$—	$4
Total liabilities at fair value	$—	$4	$—	$4

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Retained Interest in Sandisk. The Company retained 28.8 million shares of Sandisk at the Separation. These shares were valued based on quoted market prices. As discussed in Note 7, Debt, the Company exchanged 21.3 million shares of Sandisk to settle a portion of the Company’s Term Loan A-3 and an additional 5.8 million shares to retire the Bridge Loan and the remaining outstanding balance of Term Loan A-3. As discussed in Note 13, Shareholders’ Equity and Convertible Preferred Stock, the Company used its remaining 1.7 million shares of Sandisk common stock to acquire 4.8 million shares of the Company’s common stock. As of July 3, 2026, the Company no longer held any shares of Sandisk common stock.

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

During 2026 and 2025, the Company had no transfers of financial assets and liabilities between levels and there were no changes in valuation techniques and the inputs used in the fair value measurement.

Financial Instruments Not Carried at Fair Value

The following table contains the related carrying value (which includes principal adjusted for any unamortized issuance costs, and discounts or premiums) and fair value (which is based on quoted market prices) for each of the Company’s outstanding financial instruments. Each of the financial instruments presented below was categorized as Level 2 for all periods presented, based on the frequency of trading immediately prior to the end of the fourth quarter of 2026 and the fourth quarter of 2025, respectively.

	July 3, 2026		June 27, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
3.00% convertible notes due 2028	$702	$10,109	$1,575	$2,849
Revolving Credit Facility maturing January 2027	350	350	—	—
Variable interest rate Term Loan A-3 maturing 2027	—	—	1,642	1,655
4.75% senior unsecured notes due 2026	—	—	500	499
2.85% senior notes due 2029	—	—	498	463
3.10% senior notes due 2032	—	—	496	442
Total	$1,052	$10,459	$4,711	$5,908

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 7.    Debt

Debt consisted of the following:

	July 3, 2026	June 27, 2025
	(in millions)
3.00% convertible notes due 2028	$710	$1,600
Revolving Credit Facility maturing January 2027	350	—
Variable interest rate Term Loan A-3 maturing 2027	—	1,649
4.75% senior unsecured notes due 2026	—	500
2.85% senior notes due 2029	—	500
3.10% senior notes due 2032	—	500
Total debt	1,060	4,749
Issuance costs	(8)	(38)
Subtotal	1,052	4,711
Less: current portion of long-term debt	(1,052)	(2,226)
Long-term debt	$—	$2,485

Revolving Credit Facility and Term Loans

On February 20, 2025, the Company entered into a fourth amendment to the loan agreement governing the Company’s revolving credit facility maturing in January 2027 (the “Revolving Credit Facility”) and Term Loan Facility (as defined below), dated as of January 7, 2022 (as amended, the “Loan Agreement”) that, among other changes, (a) permitted the Separation, (b) provided for the automatic release, in connection with the Separation, of guarantees and liens on collateral provided by Sandisk and Sandisk Technologies, Inc. under the Loan Agreement, (c) provided for the issuance of a new $2.51 billion Term Loan A-3 in a non-cash exchange to replace the Company’s previously existing Term Loan A-2 (the “Term Loan A-2” and, together with the Term Loan A-3, the “Term Loan Facility”), (d) facilitated the exchange of Sandisk shares retained at the Separation to settle a portion of the Term Loan A-3 in connection with the Sandisk retained interest, and (e) in connection with the Separation, reduced the aggregate commitments under the Revolving Credit Facility from $2.25 billion to $1.25 billion. In June 2025, the Company settled $800 million of the Term Loan A-3 principal amount, through a non-cash exchange of 21.3 million shares of Sandisk common stock held by the Company, and a $4 million cash payment, resulting in $100 million recorded in Costs in connection with debt-for-equity exchange in the Consolidated Statement of Operations.

In September and December 2025, the Company made scheduled principal repayments aggregating to $63 million under Term Loan A-3. In February 2026, the Company executed a series of transactions to further reduce its outstanding debt. Initially, the Company entered into a $1.50 billion bridge loan (the “Bridge Loan”). The Bridge Loan was utilized to consolidate the holders of the 4.75% senior unsecured notes due 2026, the 2.85% senior notes due 2029, and the 3.10% senior notes due 2032 (collectively, the “Senior Notes”) from a broad creditor base into two holders to facilitate a debt-for-equity exchange. The proceeds of the Bridge Loan were used to fully redeem all of the Senior Notes in cash, at par plus accrued interest. In connection with the redemptions, the Company wrote off $6 million of remaining unamortized issuance costs. Following the redemptions, the Company retired the Bridge Loan and its existing Term Loan A-3 through a non-cash, tax-free exchange for 5.8 million shares of Sandisk common stock held by the Company, valued at $3.62 billion on the date of exchange. The exchange resulted in $539 million recorded in Costs in connection with debt-for-equity exchange in the Consolidated Statement of Operations. This amount primarily reflects a discount to the market price of Sandisk shares provided to the counterparties in connection with the exchange and was primarily driven by volatility of Sandisk’s stock price over the period between exchange and settlement.

In 2025, the Company drew and repaid $150 million principal amount under the Revolving Credit Facility. In June 2026, the Company drew $450 million in principal amount and repaid $100 million thereunder, with $350 million remaining outstanding as of July 3, 2026. The remaining available capacity under the Revolving Credit Facility was $900 million as of July 3, 2026, net of an immaterial amount of outstanding letters of credit.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Borrowings under the Loan Agreement bear interest, at the Company’s option, at a per annum rate equal to either (x) the Adjusted Term SOFR Rate (as defined in the Loan Agreement) plus an applicable margin varying from 1.125% to 2.000% or (y) a base rate plus an applicable margin varying from 0.125% to 1.000%, in each case depending on the corporate family ratings of the Company from at least two of the Credit Rating Agencies (as defined in the Loan Agreement). The Company is also required to pay an unused commitment fee on the Revolving Credit Facility ranging from 0.120% to 0.350% based on the corporate family ratings of the Company from at least two of the Credit Rating Agencies, with an initial unused commitment fee of 0.200%. The all-in interest rate for the Revolving Credit Facility was 5.127% as of July 3, 2026.

The Loan Agreement governing the Revolving Credit Facility requires the Company to maintain a ratio of total funded debt to Consolidated Adjusted EBITDA (as defined in the Loan Agreement) below a maximum, at the end of each quarter, which is currently 3.25 times for all periods through maturity. As of July 3, 2026, the Company was in compliance with all financial covenants under the Loan Agreement.

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

Convertible Notes

On November 3, 2023, the Company issued $1.60 billion in aggregate principal amount of convertible senior notes which bear interest at an annual rate of 3.00% and mature on November 15, 2028, unless earlier repurchased, redeemed or converted (the “2028 Convertible Notes”). Net proceeds from the 2028 Convertible Notes were approximately $1.56 billion after deducting issuance costs of approximately $37 million. Debt issuance costs are amortized to interest expense over the term of the 2028 Convertible Notes. As of July 3, 2026, $8 million of issuance costs remained unamortized. Interest is payable on May 15 and November 15 of each year. The Company is not required to make principal payments on the 2028 Convertible Notes prior to the maturity date. The 2028 Convertible Notes are guaranteed by Western Digital Technologies, Inc., the Company’s wholly-owned subsidiary.

The 2028 Convertible Notes are convertible at the option of any holder beginning on August 15, 2028, at a conversion price of approximately $37.72 per share of common stock as of July 3, 2026 (which has been adjusted from its original conversion price of approximately $52.20 in accordance with the indenture, as a result of the Separation and dividends paid on the Company’s common stock). Prior to August 15, 2028, if the trading price of the Company’s common stock remains above 130% of the conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading-day period prior to the end of a calendar quarter, holders of the 2028 Convertible Notes would have the right to convert the 2028 Convertible Notes during the next succeeding calendar quarter. The 2028 Convertible Notes are also convertible prior to August 15, 2028 upon the occurrence of certain corporate events. Upon any conversion of the 2028 Convertible Notes, the Company will pay cash for the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination thereof, at the Company’s election, in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of the notes being converted. On or after November 15, 2026, the Company may redeem for cash, at par plus accrued interest, all or any portion of the 2028 Convertible Notes, at its option, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 10 trading days during any 20 consecutive trading day period immediately preceding the date of the Company’s redemption notice.

The sale price conditional conversion feature of the 2028 Convertible Notes has been triggered since June 30, 2025, which has provided, and continues to provide, the holders of those notes with the right to convert through September 30, 2026, at which point the common stock price will be re-evaluated to determine whether the 2028 Convertible Notes will continue to be convertible in the subsequent calendar quarter. Accordingly, the Company has classified the 2028 Convertible Notes as current liabilities in the Company’s Consolidated Financial Statements as of July 3, 2026 and June 27, 2025.

In March 2026, holders of $32 million in aggregate principal amount of the 2028 Convertible Notes tendered them for conversion (the “Tendered Notes”). At that same time, the Company made an irrevocable election to settle in cash the conversion obligation in excess of the principal amount of the Tendered Notes, as permitted by the Indenture. On June 2, 2026,

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the Company used $360 million in cash to fully settle the Tendered Notes. The election to settle the conversion premium in cash, instead of shares, required the allocation of a portion of the settlement proceeds to the embedded conversion feature as a derivative instrument pursuant to Accounting Standards Codification 815, Derivatives and Hedging. Driven by the appreciation of the Company’s common stock from the tendered date through the settlement date, the derivative instrument was remeasured to a fair value of $106 million and was recognized in Costs in connection with convertible notes transactions in the Consolidated Statements of Operations.

In June 2026, the Company entered into separate, privately negotiated exchange agreements with certain holders of the 2028 Convertible Notes, in an aggregate principal amount of $858 million, pursuant to which the Company fully settled the obligation for an aggregate $860 million cash (which reflected principal amount and a small inducement cost) and 21.3 million shares of the Company’s common stock for the conversion premium of $12.5 billion. In connection with these exchange transactions, the Company wrote off $10 million of remaining unamortized issuance costs. The Company accounted for these exchange transactions as induced conversion transactions and recognized an immaterial induced conversion expense in Costs in connection with convertible notes transactions in the Consolidated Statements of Operations. There was no settlement or modification made to the related capped call transactions in connection with the exchange agreements (see “Capped Calls” below).

As of July 3, 2026, $710 million in aggregate principal amount of the 2028 Convertible Notes remained outstanding. Through July 3, 2026, $343 million in aggregate principal amount of these notes had been tendered for conversion. The Company has elected to issue shares of its common stock to satisfy the conversion obligation in excess of the principal amount for substantially all of these notes, which have settled or are expected to settle in the first quarter of 2027.

The Company continues to retain the right to settle any conversion obligation in excess of the principal amount of any of the remaining 2028 Convertible Notes in cash or shares or a combination thereof, at its election.

Capped Calls

In connection with the issuance of the 2028 Convertible Notes, the Company also entered into privately negotiated capped call transactions with certain counterparties (the “Capped Calls”). As of July 3, 2026, the Capped Calls each have a strike price of approximately $37.72 per share and a cap price of approximately $50.40 per share, each of which has been adjusted from their original price, in accordance with the terms of the agreements. The Capped Calls are generally intended to reduce or offset the potential dilution to the Company’s common stock upon any conversion of the 2028 Convertible Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. If the market price per share of the Company’s common stock, as measured under the terms of the Capped Calls, exceeds the cap prices of the Capped Calls, there would not be an offset for the excess. The Capped Calls are separate transactions and not part of the terms of the 2028 Convertible Notes. As these transactions met certain accounting criteria, the Capped Calls were recorded in shareholders’ equity and are not accounted for as derivatives. The original cost of the Capped Calls of $155 million, net of $37 million in deferred tax assets, was recorded as a decrease to Additional paid-in capital on the Company’s Consolidated Balance Sheets. In June 2026, in connection with the settlement of the Tendered Notes, the Company received an immaterial number of shares of its common stock from the settlement of a pro rata amount of the Capped Calls. As of July 3, 2026, the outstanding Capped Calls had an aggregate notional value of $1.57 billion. Subsequent to July 3, 2026, in connection with the additional $343 million in aggregate principal amount of the 2028 Convertible Notes tendered for conversion, the Company has received or will receive additional shares of its common stock in the first quarter of 2027 from the settlement of a pro rata amount of the Capped Calls.

Senior Notes

In December 2021, the Company issued $500 million in aggregate principal amount of 2.850% senior notes due February 1, 2029 and $500 million in aggregate principal amount of 3.100% senior notes due February 1, 2032. As discussed above, in February 2026, the outstanding principal balances of these notes were fully redeemed in cash using the proceeds of the Bridge Loan.

In February 2018, the Company issued $2.30 billion in aggregate principal amount of 4.750% senior unsecured notes due February 15, 2026. In April 2025, the Company redeemed, at its election, $1.80 billion in aggregate principal amount of these notes at par plus accrued interest. As discussed above, in February 2026, the remaining outstanding principal balance of these notes was fully redeemed in cash using the proceeds of the Bridge Loan.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Collateral and Restrictive Covenants

Historically, under the terms of the Loan Agreement, the Revolving Credit Facility and Term Loan Facility were unconditionally guaranteed by Western Digital Technologies, Inc. (the “Guarantor”) and were secured on a first-priority basis (subject to permitted liens) by a lien on substantially all assets and properties of the Company and the Guarantor (the “Collateral”), subject to certain exceptions.

During the third quarter of 2026, the Company obtained investment-grade ratings from two rating agencies, and therefore, pursuant to the terms of the Loan Agreement, the guarantee and the lien on the Collateral on the Revolving Credit Facility have been fully released.

The indenture governing the 2028 Convertible Notes contains various restrictive covenants, which can include limitations on the Company’s and its subsidiaries’ ability to, among other things, consolidate, merge or sell all or substantially all of their assets; create liens; and incur, assume or guarantee additional indebtedness, and are subject to a number of limitations and exceptions.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

The following table presents right-of-use lease assets and lease liabilities included in the Company’s Consolidated Balance Sheets:

	July 3, 2026	June 27, 2025
	(in millions)
Operating lease right-of-use assets (included in Other non-current assets)	$122	$123

Operating lease liabilities:
Current portion of long-term operating lease liabilities (included in Accrued expenses)	32	31
Long-term operating lease liabilities (included in Other liabilities)	107	110
Total operating lease liabilities	$139	$141

The following table summarizes supplemental disclosures of operating cost and cash flow information related to operating leases:

	2026	2025	2024
	(in millions)
Cost of operating leases	$37	$33	$41
Cash paid for operating leases	36	36	44
Operating lease assets obtained in exchange for operating lease liabilities	29	18	10

The weighted average remaining lease term and discount rate for the Company’s operating leases were as follows:

	July 3, 2026	June 27, 2025
Weighted average remaining lease term in years	5.6	6.1
Weighted average discount rate	5.1%	5.0%

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of July 3, 2026, minimum lease payments were as follows:

Lease Amounts
(in millions)
2027	$37
2028	30
2029	25
2030	18
2031	16
Thereafter	34
Total future minimum lease payments	160
Less: imputed interest	21
Present value of lease liabilities	$139

Purchase Agreements and Other Commitments

In the normal course of business, the Company enters into purchase orders with suppliers for the purchase of components used to manufacture its products. These purchase orders generally cover forecasted component supplies needed for production during the next quarter, are recorded as a liability upon receipt of the components, and generally may be changed or canceled at any time prior to shipment of the components. The Company also enters into long-term agreements with suppliers that contain fixed future commitments, which are contingent on certain conditions such as performance, quality and technology of the vendor’s components. As of July 3, 2026, the Company had the following minimum long-term commitments:

Long-term Commitments
(in millions)
2027	$65
2028	27
2029	50
2030	97
Thereafter	71
Total	$310

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 9.    Income Taxes

Income (Loss) Before Taxes

The domestic and foreign components of Income (loss) before taxes were as follows:

	2026	2025	2024
	(in millions)
Foreign	$925	$2,602	$(492)
Domestic	8,980	(1,472)	(247)
Income (loss) before taxes	$9,905	$1,130	$(739)

Income Tax Expense (Benefit)

The components of Income tax expense (benefit) were as follows:

	2026	2025	2024
	(in millions)
Current:
Foreign	$189	$213	$77
Domestic - Federal	125	90	34
Domestic - State	38	(1)	6
	352	302	117
Deferred:
Foreign	(64)	(1)	(8)
Domestic - Federal	193	(773)	(68)
Domestic - State	—	(41)	(15)
	129	(815)	(91)
Income tax expense (benefit)	$481	$(513)	$26

Previously, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminated the ability to deduct R&D expenditures in the year incurred, requiring capitalization and amortization under Internal Revenue Code Section 174. In July 2025, the One Big Beautiful Bill Act of 2025 was signed into law, which includes broad tax reform provisions that extend and modify key elements of the TCJA. Notably, the new legislation now allows an option for the immediate expensing of domestic R&D expenditures, beginning with 2026. The legislation also includes favorable modifications to international tax provisions, including changes to the Global Intangible Low-Taxed Income regime and enhancements to the Foreign Derived Deduction Eligible Income (“FDDEI”) deduction that will become effective for the Company in 2027.

In August 2022, the Inflation Reduction Act of 2022 was signed into law, which contained, among other things, a corporate alternative minimum tax (“CAMT”) of 15% on corporations with three-year average annual adjusted financial statement income (“AFSI”) exceeding $1.0 billion. Although CAMT went into effect in 2024, the Company was not subject to CAMT in 2024 and 2025. The Company is not subject to CAMT in 2026 as its average annual AFSI did not exceed $1.0 billion for the preceding three-year period.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In December 2021, the Organization for Economic Co-operation and Development G20 (“OECD/G20”) Inclusive Framework on Base Erosion and Profit Shifting released Model Global Anti-Base Erosion rules under Pillar Two. Several non-U.S. jurisdictions have either enacted legislation or announced their intention to enact future legislation to adopt certain or all components of Pillar Two, also known as Global Minimum Tax (“GMT”). For 2026, the Company is subject to GMT in Malaysia and Thailand.

Deferred Taxes

Temporary differences and carryforwards, which give rise to a significant portion of deferred tax assets and liabilities were as follows:

	July 3, 2026	June 27, 2025
	(in millions)
Deferred tax assets:
Sales related reserves and accrued expenses not currently deductible	$71	$38
Accrued compensation and benefits not currently deductible	101	75
Net operating loss carryforward	114	133
Business credit carryforward	562	562
Long-lived assets	748	796
Interest and hedging costs not currently deductible	22	166
Other	44	29
Total deferred tax assets	1,662	1,799
Deferred tax liabilities:
Long-lived assets	(69)	(40)
Unremitted earnings of certain non-U.S. entities	(114)	(149)
Other	(1)	(12)
Total deferred tax liabilities	(184)	(201)
Valuation allowances	(611)	(598)
Deferred tax assets, net	$867	$1,000

The decrease in the deferred tax assets is attributable primarily to the utilization of interest expense carryforwards that had been previously deferred due to interest expense limitations. This decrease includes the interest paid in connection with the IRS settlement for years 2008 through 2015 that was previously deferred.

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Effective Tax Rate

The following table reconciles the income tax provision with the amount calculated using the U.S. federal statutory rate applied to pretax income, reflecting the adoption of ASU 2023-09 (amounts in millions, except for percentages):

	2026
	Amount	Percent
US Federal Statutory Income Tax Rate	$2,080	21%
State and Local Income Taxes, Net of Federal Income Tax Effect (1)	40	1
Foreign Tax Effects
Thailand
Tax Holiday Exempt Income	(140)	(1)
Pillar Two	82	1
Other	(17)	—
Other Foreign Jurisdictions	(30)	(1)
Effect of Changes in Tax Laws or Rates Enacted in the Current Period	—	—
Effect of Cross-Border Tax Laws
FDDEI Deduction	(112)	(1)
Other	(20)	—
Tax Credits	(64)	(1)
Valuation Allowance	—	—
Non-taxable or Non-deductible Items:
Stock-based Compensation (2)	(202)	(2)
Tax-free disposition of retained interest in Sandisk	(1,199)	(12)
Other	14	—
Uncertain Tax Positions (3)	87	1
Other	(38)	(1)
Total Tax Provision and Effective Tax Rate	$481	5%

(1)     State taxes in Illinois, New Jersey, and Utah comprised greater than 50% of the tax effect in this category.
(2)     Includes amounts related to non-deductible stock-based compensation, in addition to excess tax benefits or shortfalls from stock-based compensation. Our tax provision includes $155 million of tax windfalls from stock-based compensation.
(3)     Changes in unrecognized tax benefits are presented on an aggregated basis for all jurisdictions.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Cash paid for income taxes, net of refunds received, by jurisdiction, pursuant to the disclosure requirements of ASU 2023-09, is as follows:

2026
(in millions)
Federal	$506
State	49
Foreign
Thailand	39
Malaysia	41
Other	99
Cash paid for income taxes, net of refunds received	$734

Reconciliation of the U.S. Federal statutory rate to the Company’s effective tax rate is as follows:

	2025	2024
U.S. Federal statutory rate	21%	21%
Tax rate differential on international income	(36)	(22)
Tax effect of U.S. foreign income inclusion	1	(1)
Tax effect of U.S. foreign minimum tax	25	(6)
Tax effect of U.S. stock-based compensation	(2)	(1)
Tax effect of non-deductible loss on retained interest in Sandisk	16	—
Tax effect of U.S. permanent differences	—	5
State income tax, net of federal tax	—	2
Change in valuation allowance	6	(3)
Unremitted earnings of certain non-U.S. entities	(2)	(2)
Foreign income tax credits	(8)	1
R&D tax credits	(6)	5
U.S. return to provision	1	—
Tax reserves	1	(3)
Inter-entity asset transfer	(61)	—
Other	(1)	—
Effective tax rate	(45)%	(4)%

The tax rate differential on international income is comprised primarily of reduced tax rates from the Company tax holidays.

Tax Holidays

A substantial portion of the Company’s manufacturing operations in the Philippines and Thailand operate under various tax holidays and tax incentive programs, which will expire in whole or in part at various dates beginning in the first quarter of 2027 through 2033. Certain tax holidays and tax incentive programs may be extended if specific conditions are met.

The Company’s tax holiday in Malaysia expired on November 1, 2023. The Company has applied for a new incentive and is engaged in active discussions with the Malaysian Investment Development Authority. Because no formal agreement is in place, the Company is applying the Malaysia corporate statutory tax rate on its post-expiration Malaysian income. If a new incentive is granted, the Company will make an adjustment to its effective tax rate in that period.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
One of the Company’s tax holidays in Thailand is scheduled to expire on August 31, 2026. While the Company’s earnings in Thailand for the current fiscal year remain eligible for this incentive, certain deferred tax balances are scheduled to reverse after the expiration date. The Company is in active discussions with the Thailand Board of Investment regarding an extension; however, because no formal agreement is in place, the Company has measured these reversing deferred taxes using the Thailand statutory corporate tax rate. If an extension is granted, the Company will make an adjustment to its effective tax rate in the period of enactment.

The direct tax impact of these tax holidays and tax incentives was an increase to the Company’s net earnings by $60 million, or $0.16 per diluted share, $551 million, or $1.54 per diluted share, and $209 million, or $0.64 per diluted share, in 2026, 2025 and 2024, respectively. The direct tax impact of these tax holidays and tax incentives amount was reduced for GMT in Thailand, which became applicable for the Company in 2026.

Tax Carryforwards

As of July 3, 2026, the Company had varying amounts of federal and state NOL/tax credit carryforwards that do not expire or, if not used, expire in various years. Following is a summary of the Company’s federal and state NOL/tax credit carryforwards and the related expiration dates of these NOL/tax credit carryforwards:

Jurisdiction	NOL/Tax Credit Carryforward Amount	Expiration
	(in millions)
Federal NOL (Pre 2017 Act Generation)	$546	2027 to 2038
California NOL	353	2028 to 2047
Other State NOL	194	Various
Federal tax credits	49	2027 to 2035
State tax credits	774	No expiration

The federal and state NOLs and credits relating to various acquisitions are subject to limitations under Sections 382 and 383 of the U.S. Internal Revenue Code. The Company expects the total amount of federal and state NOLs to be ultimately realized will be reduced because of these provisions by $116 million and $240 million, respectively. The Company expects the total amount of federal and state credits ultimately realized will be reduced because of these provisions by $27 million and $2 million, respectively.

As of July 3, 2026, the Company had varying amounts of foreign NOL carryforwards that do not expire or, if not used, expire in various years, depending on the country. The major jurisdictions that the Company receives foreign NOL carryforwards and the related amounts and expiration dates of these NOL carryforwards are as follows:

Jurisdiction	NOL Carryforward Amount	Expiration
	(in millions)
Malaysia	$76	2029

Uncertain Tax Positions

With the exception of certain unrecognized tax benefits that are directly associated with the tax position taken, unrecognized tax benefits are presented gross in the Consolidated Balance Sheets.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits excluding accrued interest and penalties:

	2026	2025	2024
	(in millions)
Unrecognized tax benefit, beginning balance	$569	$721	$1,021
Gross increases related to current year tax positions	13	11	25
Gross increases related to prior year tax positions	34	26	73
Gross decreases related to prior year tax positions	—	(13)	(32)
Settlements	(4)	(40)	(363)
Lapse of statute of limitations	(2)	(10)	(3)
Distribution in connection with the Separation	—	(126)	—
Unrecognized tax benefit, ending balance	$610	$569	$721

As of July 3, 2026, June 27, 2025 and June 28, 2024, the portion of the gross unrecognized tax benefits, if recognized, that would affect the effective tax rate is $455 million, $416 million and $555 million, respectively. It is the Company’s policy to include interest and penalties related to its gross unrecognized tax benefits as a component of the provision for income taxes. Accrued interest and penalties included in the Company’s liability related to unrecognized tax benefits as of July 3, 2026, June 27, 2025 and June 28, 2024 was $130 million, $82 million and $181 million, respectively. As of July 3, 2026, June 27, 2025 and June 28, 2024, the Company’s payables related to unrecognized tax benefits, including accrued interest and penalties, were $585 million, $498 million and $736 million, respectively. Of these amounts, approximately $349 million, including interest and penalties, could result in potential cash payments to be made within the next twelve months and have been included in Income taxes payable on the Consolidated Balance Sheets as of July 3, 2026. The remaining payables related to unrecognized tax benefits, including accrued interest and penalties, are included in Other liabilities on the Consolidated Balance Sheets as of July 3, 2026 and June 27, 2025.

The potential cash payments of $349 million is expected to be netted with offsetting favorable tax receivables totaling $213 million, including among other things, a reduction to our mandatory deemed repatriation tax obligations related to the settlement for the years 2008 through 2015, for potential net cash payments of $136 million. These tax receivables are classified in Other current assets on the Consolidated Balance Sheets as of July 3, 2026.

In connection with Internal Revenue Service (“IRS”) settlements for the years 2008 through 2015, the Company expects to realize reductions to its mandatory deemed repatriation tax obligations and tax savings from interest deductions in future years aggregating to approximately $166 million. Of this amount, $65 million of interest savings from the interest paid with respect to years 2008 through 2015 that were previously classified as a deferred tax asset due to interest expense limitation rules have been utilized during the fiscal year.

The Company files U.S. Federal, U.S. state and foreign tax returns. For both federal and state tax returns, with few exceptions, the Company is subject to examination for 2016 through 2025. The Company is no longer subject to examination by the IRS for periods prior to 2016, although carry forwards generated prior to those periods may still be adjusted upon examination by the IRS or state taxing authority if they either have been or will be used in a subsequent period. In the following major foreign jurisdictions, the Company could be subject to examination as noted below:

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Jurisdiction	Period Subject to Examination
China (calendar)	2015-2025
India (fiscal)	2018-2025
Japan (fiscal)	2017-2025
Malaysia (fiscal)	2019-2025
Thailand (fiscal)	2015-2025
Singapore (fiscal)	2022-2025
United Kingdom (fiscal)	2024-2025

The Company believes that adequate provision has been made for any adjustments that may result from any other tax examinations. The outcome of such tax examinations, however, cannot be predicted with certainty. If any issues addressed in the Company’s tax examinations are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of July 3, 2026, with the exception of the net potential cash payment of $136 million, it was not possible to estimate the amount of change, if any, in the unrecognized tax benefits that is reasonably possible within the next twelve months. Any significant change in the amount of the Company’s liability for unrecognized tax benefits would most likely result from additional information relating to the examination of the Company’s tax returns.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 10.    Business Realignment Charges (Credits)

The Company periodically incurs charges to realign its business operations with anticipated business needs, primarily consisting of organization rationalization designed to streamline its business, reduce its cost structure and focus its resources. These actions have resulted in charges for employee termination benefits and charges from the impairment of intangible assets and other long-lived assets. In 2026, the Company canceled certain facility projects and impaired related construction in progress assets as realigned resources to optimize capacity to support recent growth. In 2024, the Company reassessed capacity development plans at that time and made a decision to cancel certain projects, including projects to expand capacity in its Penang, Malaysia facility, resulting in the impairment of existing construction in progress, other assets and the recognition of a liability for certain contract termination costs. The Company may also periodically record credits related to gains upon the sale of property in connection with these activities.

The Company recorded the following charges related to these actions:

	2026	2025	2024
	(in millions)
Cash-based employee termination benefits	$97	$2	$34
Stock-based employee termination benefits	9	—	—
Asset impairments and recoveries, net	33	—	146
Contract termination and other	7	(8)	29
Total business realignment charges (credits)	$146	$(6)	$209

The following table presents an analysis of the components of these activities against the reserve (included in Accrued expenses) during the year ended July 3, 2026:

	Employee Termination Benefits	Contract Termination and Other	Total
	(in millions)
Accrual balance as of June 27, 2025	$1	$9	$10
Charges	97	7	104
Cash payments	(98)	(3)	(101)
Accrual balance as of July 3, 2026	$—	$13	$13

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Obligations and Funded Status

The following table presents the changes in unfunded status of the benefit obligations for the Pension Plans:

	2026	2025	2024
	(in millions)
Change in benefit obligation:
Projected benefit obligation at beginning of period	$272	$244	$273
Service cost	9	9	9
Interest cost	7	7	6
Actuarial gain	(25)	(6)	(17)
Benefits paid	(10)	(8)	(7)
Settlement/curtailment	—	—	2
Non-U.S. currency movement	(16)	26	(22)
Projected benefit obligation at end of period	237	272	244
Change in plan assets:
Fair value of plan assets at beginning of period	204	184	185
Actual return on plan assets	10	3	12
Employer contributions	5	6	13
Benefits paid	(10)	(8)	(7)
Non-U.S. currency movement	(20)	19	(19)
Fair value of plan assets at end of period	189	204	184
Unfunded status	$48	$68	$60

The following table presents the unfunded amounts related to the Pension Plans as recognized on the Company’s Consolidated Balance Sheets:

	July 3, 2026	June 27, 2025
	(in millions)
Current liabilities	$1	$1
Non-current liabilities	47	67
Net amount recognized	$48	$68

The accumulated benefit obligation for the Pension Plans was $237 million at July 3, 2026. As of July 3, 2026, the accumulated other income pension balance was $53 million. There were no material prior service credits for the Pension Plans recognized in Accumulated other comprehensive income (loss) in the Consolidated Balance Sheet as of July 3, 2026.

Net periodic benefit costs were not material for 2026, 2025 and 2024.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Assumptions

Weighted-Average Assumptions

The weighted-average actuarial assumptions used to determine the projected benefit obligations for the Pension Plans were as follows:

	2026	2025	2024
Discount rate	3.8%	2.9%	3.0%
Rate of compensation increase	3.0%	2.7%	2.7%

The weighted-average actuarial assumptions used to determine benefit costs for the Pension Plans were as follows:

	2026	2025	2024
Discount rate	2.9%	3.0%	2.2%
Expected long-term rate of return on plan assets	2.5%	2.5%	2.5%
Rate of compensation increase	2.7%	2.7%	2.4%

The Company develops a discount rate by calculating when the estimated benefit payments will be due. Management then matches the benefit payments to high-quality bonds which match the timing of the expected benefit payments to determine the appropriate discount rate.

The Company develops the expected long-term rate of return on plan assets by analyzing rates of return in each plan as well as the investment portfolio applicable to the plan depending on each plan’s economic environment. The Company’s estimates of future rates of return on assets is based in large part on the projected rate of return from the respective investment managers using a long-term view of historical returns, as well as actuarial recommendations using the most current generational and mortality tables and rates. As of July 3, 2026, the Pension Plans’ assets materially consisted of plan assets related to the Japan pension plan and, as such, the assumption used herein is primarily related to the Japan pension plan.

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fair Value Measurements

The following tables present the Pension Plans’ major asset categories and their associated fair values and net asset values as of July 3, 2026 and June 27, 2025:

	July 3, 2026
	Level 1	Level 2	Level 3	Total
	(in millions)
Plan assets measured at fair value:
Equity:
Equity commingled/mutual funds(1)(2)	$—	$60	$—	$60
Fixed income:
Fixed income commingled/mutual funds(1)(3)	—	103	—	103
Net plan assets subject to leveling	—	163	—	163
Real estate investment trust at net asset value	—	—	—	26
Total investments at fair value	$—	$163	$—	$189

	June 27, 2025
	Level 1	Level 2	Level 3	Total
	(in millions)
Plan assets measured at fair value:
Equity:
Equity commingled/mutual funds(1)(2)	$—	$66	$—	$66
Fixed income:
Fixed income commingled/mutual funds(1)(3)	—	110	—	110
Net plan assets subject to leveling	—	176	—	176
Real estate investment trust at net asset value	—	—	—	28
Total investments at fair value	$—	$176	$—	$204

(1)    Commingled funds represent pooled institutional investments.
(2)    Equity mutual funds invest primarily in equity securities.
(3)    Fixed income mutual funds invest primarily in fixed income securities.

There were no significant movements of assets between any level categories in 2026 or 2025.

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Cash Flows

The Company’s expected employer contributions for 2027 and annual benefit payments over the next five years for its Pension Plans are not expected to be material.

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

Eligible employees are able to contribute up to 85% of their eligible compensation on a combined pre-tax and Roth basis regardless of age, and 10% of their eligible compensation on an after-tax basis, all subject to U.S. IRS limitations. The Company may make a basic matching contribution equal to 50% of each eligible participant’s contribution that does not exceed 6% of the eligible participant’s annual compensation in the year of contribution. Furthermore, the Company’s employer matching contributions vest immediately. Contributions, including the Company’s matching contribution to the Plan, are recorded as soon as administratively possible after the Company makes payroll deductions from Plan participants.

For 2026, 2025 and 2024, the Company made Plan contributions of $23 million, $22 million and $8 million, respectively.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 13.     Shareholders’ Equity and Convertible Preferred Stock

2021 Long-Term Incentive Plan

In November 2021, stockholders approved the Western Digital Corporation 2021 Long-Term Incentive Plan (as amended and restated, the “2021 Plan”). Upon the effective date of the 2021 Plan, no new awards were granted under the Western Digital Corporation Amended and Restated 2017 Performance Incentive Plan (the “2017 Plan”). The types of awards that may be granted under the 2021 Plan include stock options, stock appreciation rights (“SARs”), RSUs, PSUs, restricted stock and other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock, as well as cash awards. Persons eligible to receive awards under the 2021 Plan include officers and employees of the Company or any of its subsidiaries, directors of the Company and certain consultants and advisors to the Company or any of its subsidiaries. The vesting of awards under the 2021 Plan and the 2017 Plan is determined at the date of grant. Each award expires on a date determined at the date of grant; however, the maximum term of options and SARs is ten years after the grant date of the award. RSUs typically vest over periods ranging from two to four years from the date of grant. PSUs are granted to certain employees and vest only after the achievement of pre-determined performance conditions or market conditions and completion of requisite service periods. Once the performance conditions or market conditions are met, the employee’s vesting of PSUs is generally subject to continued service.

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

As of July 3, 2026, the maximum number of shares of the Company’s common stock that was authorized for award grants under the 2021 Plan was 34.8 million shares. The 2021 Plan will terminate on November 22, 2031, unless terminated earlier by the Company’s Board of Directors.

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

During 2026, 2025 and 2024, the Company issued 1.6 million, 2.0 million and 2.4 million shares, respectively, under the ESPP for aggregate purchase amounts of $64 million, $77 million and $81 million, respectively.

To the extent available, the Company may issue shares out of treasury stock upon the vesting of awards, the exercise of employee stock options and the purchase of shares pursuant to the ESPP.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock-based Compensation Expense

In connection with the Separation (as discussed in Note 4, Discontinued Operations), on February 21, 2025, all outstanding stock-based compensation awards associated with continuing Western Digital employees were adjusted with the intent to preserve the intrinsic value of each award immediately before and after the Separation. The adjustments were determined using a ratio calculated based on the closing price of the Company’s common stock immediately before the Separation and the average of the closing price on each of the first five days of trading after the Separation. In addition, for PSUs, the conditions related to the Company’s performance for the 2025 measurement period were modified and fixed at target. The remaining terms of the outstanding awards are unchanged and any unvested stock awards will continue to vest over the original vesting periods. An incremental value of approximately $40 million resulting from the adjustment of the unvested awards will be recognized ratably over the remaining service periods. Upon the Separation, approximately 3.1 million unvested stock-based compensation awards were retained by Sandisk employees and will vest upon completion of any remaining service period with Sandisk and approximately 3.5 million awards were cancelled from the Company’s incentive plans.

The following tables present the Company’s stock-based compensation for equity-settled awards by type and financial statement line items as well as the related tax benefit included in the Company’s Consolidated Statements of Operations:

	2026	2025	2024
	(in millions)
RSUs and PSUs	$188	$151	$182
ESPP	16	16	20
Total	$204	$167	$202

	2026	2025	2024
	(in millions)
Cost of revenue	$33	$34	$36
Research and development	87	73	65
Selling, general and administrative	75	60	101
Business realignment charges	9	—	—
Subtotal	204	167	202
Tax benefit	(36)	(23)	(30)
Total	$168	$144	$172

Any excess windfall tax benefits and tax deficiencies for shortfalls related to the vesting and exercise of stock-based awards are recognized as a component of the Company’s Income tax expense (benefit). As of July 3, 2026, excess windfall tax benefits were $155 million. Excess windfall tax benefits and tax deficiencies for shortfalls were immaterial for the earlier periods presented.

Compensation costs related to unvested RSUs, PSUs and rights to purchase shares of common stock under the ESPP will generally be amortized on a straight-line basis over the remaining average service period. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of July 3, 2026:

	Unamortized Compensation Costs	Weighted Average Service Period
	(in millions)	(years)
RSUs and PSUs (1)	$276	1.8
ESPP	16	0.5
Total unamortized compensation cost	$292

(1)    Weighted average service period assumes the performance conditions are met for the PSUs.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Plan Activities

RSUs and PSUs

The following table summarizes RSU and PSU activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value at Vest Date
	(in millions)		(in millions)
RSUs and PSUs outstanding at June 30, 2023	13.8	$46.56
Granted	6.6	42.29
Vested	(5.8)	48.26	$297
Forfeited	(1.6)	45.62
RSUs and PSUs outstanding at June 28, 2024	13.0	44.42
Granted	5.5	40.99
Vested	(6.5)	41.08	$379
Forfeited	(1.4)	50.91
Share conversion due to Separation	2.6	52.15
Awards cancelled due to Separation	(3.5)	52.32
RSUs and PSUs outstanding at June 27, 2025	9.7	33.56
Granted	2.6	85.14
Vested	(5.1)	35.77	$1,117
Forfeited	(0.6)	42.96
RSUs and PSUs outstanding at July 3, 2026	6.6	$52.21

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The fair values of ESPP purchase rights have been estimated at the date of grant using a Black-Scholes-Merton option pricing model with the following weighted average assumptions:

	2026	2025	2024
Weighted-average expected term (in years)	1.25	1.16	1.25
Risk-free interest rate	3.68%	4.19%	4.93%
Stock price volatility	0.59	0.39	0.39
Dividend yield	0.25%	0.01%	—%
Fair value	$87.23	$13.32	$15.08

Common Stock

The Company is authorized to issue 750 million shares of common stock, $0.01 par value per share. As of July 3, 2026 and June 27, 2025, there were 364 million and 349 million shares issued, and 361 million and 347 million shares outstanding, respectively, which are net of 3 million and 2 million shares of treasury stock held at cost, respectively.

Convertible Preferred Stock

On January 31, 2023, the Board of Directors of the Company authorized the designation of 900,000 shares of Series A Convertible Perpetual Preferred Stock, par value $0.01 per share (the “Preferred Shares”) from the Company’s existing five million authorized but unissued shares of preferred stock and issued the Preferred Shares through a private placement for an aggregate purchase price of $900 million, less issuance costs of $24 million. The Preferred Shares had an initial stated value of $1,000 per share and accrued a cumulative preferred dividend at an annual rate of 6.25% per annum, compounded on a quarterly basis. The Preferred Shares were classified as mezzanine equity in the Company’s Consolidated Balance Sheets because, in the event of certain fundamental changes in the business that were not solely within the control of the Company, the Preferred Shares would have become redeemable at the option of the holders. The Company did not adjust the carrying values of the Preferred Shares to the redemption value of such shares since a liquidation event was not probable at any of the historical balance sheet dates.

Pursuant to their terms, the Company had an option to convert the Preferred Shares after January 31, 2026, if the closing price per share of the Company’s common stock exceeded 150% of the conversion price for at least 20 out of 30 consecutive trading days immediately before the Company’s conversion notice. On February 17, 2026, the Company exercised this option and converted all remaining outstanding Preferred Shares into 7 million shares of the Company’s common stock based on the conversion price in effect at that time. Immediately prior to conversion, the Preferred Shares outstanding had an aggregate liquidation preference of $267 million, which included previous dividends paid in-kind of $32 million. On February 24, 2026, the Company filed a Certificate of Elimination with the Secretary of State of the State of Delaware with respect to the Preferred Shares, pursuant to which the Preferred Shares were eliminated and returned to the status of authorized and unissued preferred shares of the Company.

Through December 31, 2024, the Company paid quarterly dividends on the Preferred Shares in-kind through an increase to the stated value. Subsequently, quarterly dividends on the Preferred Shares were made in cash, which included $8 million declared and paid in 2025, and $8 million declared and paid in 2026 prior to conversion. The Preferred Shares also participated in any dividends declared for common shareholders on an as-converted equivalent basis. As of June 27, 2025, 235,000 Preferred Shares were outstanding, with an aggregate liquidation preference of $265 million, including accumulated dividends in-kind of $30 million.

During the year ended June 28, 2024, 665,000 of the Preferred Shares were converted into approximately 15 million shares of common stock in accordance with the original terms of the Preferred Shares.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Share Repurchase Program

On May 9, 2025, the Company’s Board of Directors authorized a share repurchase program for the repurchase of up to $2.0 billion of the Company’s common stock, and on February 2, 2026, the Company’s Board of Directors authorized the repurchase of up to an additional $4.0 billion of the Company’s common stock (collectively, the “Share Repurchase Program”). There is no expiration date for the Share Repurchase Program. For the year ended July 3, 2026, the Company repurchased 14.7 million shares for a total cost of $2.59 billion. The remaining amount available to be repurchased under the Company’s share repurchase program as of July 3, 2026 was $3.26 billion. Repurchases under the Share Repurchase Program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Company expects share repurchases to be funded primarily by operating cash flows. The amount and timing of share repurchases will depend on market conditions and other corporate considerations. The Company may suspend or discontinue the Share Repurchase Program at any time.

Apart from share repurchases under the Share Repurchase Program, in the fourth quarter of 2026, the Company completed two separate equity-for-equity exchanges, which used the Company’s remaining 1.7 million shares of Sandisk common stock, valued at $3.24 billion based on the market price on the date of settlement, to acquire 4.8 million shares of the Company’s common stock valued at $2.99 billion based on the market price on the date of settlement. The exchanges resulted in $254 million recorded in Costs in connection with equity-for-equity exchanges in the Consolidated Statement of Operations. This amount reflects the difference between the fair market value of the Sandisk common stock exchanged and the Company’s common stock acquired on the settlement date.

Stock Reserved for Issuance

The following table summarizes all common stock reserved for issuance at July 3, 2026:

Number of Shares
(in millions)
Convertible notes	24
Outstanding awards and shares available for award grants	26
ESPP	10
Total	60

Dividends to Common Shareholders

On April 29, 2025, the Company’s Board of Directors authorized the adoption of a quarterly cash dividend program. Under the cash dividend program, holders of the Company’s common stock will receive dividends when and as declared by the Board of Directors. During the year ended July 3, 2026, the Company paid aggregate cash dividends of $0.50 per share of its outstanding common stock, totaling $174 million, plus $2 million paid to holders of the Company’s then-outstanding Preferred Shares in accordance with their participation rights. During the year ended June 27, 2025, the Company paid cash dividends of $0.10 per share of its outstanding common stock, totaling $35 million, plus $1 million paid to holders of the Company’s then-outstanding Preferred Shares in accordance with their participation rights.

Subsequent to year-end, on August 4, 2026, the Board of Directors declared a cash dividend of $0.15 per share of the Company’s common stock, which will be paid on September 17, 2026 to shareholders of record as of the close of business on September 8, 2026.

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

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 14.    Net Income (Loss) Per Common Share

The following table presents the computation of basic and diluted income (loss) per common share:

	2026	2025	2024
	(in millions, except per share data)
Net income (loss) from continuing operations	$9,424	$1,643	$(765)
Dividends allocated to preferred shareholders	(12)	(17)	(54)
Income attributable to participating securities(1)	(126)	(28)	—
Net income (loss) from continuing operations attributable to common shareholders - basic	9,286	1,598	(819)
Net income (loss) from discontinued operations, net of taxes, attributable to common shareholders	—	242	(33)
Net income (loss) attributable to common shareholders - basic	$9,286	$1,840	$(852)

Net income (loss) from continuing operations attributable to common shareholders - basic	$9,286	$1,598	$(819)
Re-allocation of participating securities considered potentially dilutive	12	1	—
Net income (loss) from continuing operations attributable to common shareholders - diluted	9,298	1,599	(819)
Net income (loss) from discontinued operations, net of taxes, attributable to common shareholders	—	242	(33)
Net income (loss) attributable to common shareholders - diluted	$9,298	$1,841	$(852)

Weighted average shares:
Basic	345	347	326
RSUs, PSUs, ESPP, and the convertible notes	38	12	—
Diluted	383	359	326

Net income (loss) per common share:
Basic:
Continuing operations	$26.92	$4.61	$(2.51)
Discontinued operations	—	0.70	(0.10)
Net income (loss) per common share	26.92	5.31	(2.61)
Diluted:
Continuing operations	24.28	4.45	(2.51)
Discontinued operations	—	0.67	(0.10)
Net income (loss) per common share	24.28	5.12	(2.61)

Anti-dilutive potential common shares excluded	—	—	22

(1)     Participating securities consisted of Preferred Shares prior to their conversion in February 2026, because they participated on a pro rata basis in any dividends declared on shares of common stock.

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Basic net income (loss) per common share is computed using (i) net income (loss) less (ii) dividends allocated to preferred shareholders less (iii) net income (loss) attributable to participating securities divided by (iv) basic weighted average shares outstanding. Diluted net income (loss) per common share is computed as (i) basic net income (loss) attributable to common shareholders plus (ii) diluted adjustments to income allocable to participating securities divided by (iii) diluted weighted average shares outstanding. The “if-converted” method is used to determine the dilutive impact for the convertible notes and, for the periods they were outstanding, the Preferred Shares. The treasury stock method is used to determine the dilutive impact of unvested equity awards.

Potentially dilutive common shares include dilutive outstanding RSUs and PSUs, rights to purchase shares of common stock under the Company’s ESPP, shares issuable in connection with the Company’s convertible notes, and Preferred Shares. For 2026 and 2025, based on the Company’s average stock price during the period, an insignificant number of common shares subject to outstanding equity awards were anti-dilutive. For 2024, the Company recorded a net loss and all shares subject to outstanding equity awards were excluded from the calculation of diluted shares for the period because their impact would have been anti-dilutive.

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

The Company’s outstanding payment obligations to vendors eligible to participate under its supplier finance program were $76 million and $39 million as of July 3, 2026 and June 27, 2025, respectively, and are included within Accounts payable on the Company’s Consolidated Balance Sheets with the associated payments reflected in the operating activities section of the Consolidated Statements of Cash Flows. The roll-forward of the Company’s outstanding obligations confirmed as valid under its supplier finance program for the year ended July 3, 2026 is as follows (in millions):

Confirmed obligation outstanding at the beginning of the year	$39
Invoices confirmed during the year	301
Confirmed invoices paid during the year	(264)
Confirmed obligations outstanding at the end of the year	$76

WESTERN DIGITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 16.    Legal Proceedings

Intellectual Property Litigation

On September 28, 2016, SPEX Technologies, Inc. (“SPEX”) filed a lawsuit in the Central District Court against the Company and two of the Company’s current or former wholly-owned subsidiaries, Western Digital Technologies, Inc. and HGST Inc., alleging infringement of U.S. Patent Nos. 6,088,802 and 6,003,135, both of which allegedly relate to moving a security mechanism (e.g., the encrypting/decrypting mechanism) from a host computer or a separate device to a peripheral device that provides data storage. As the case progressed, SPEX dismissed its allegations relating to U.S. Patent No. 6,003,135 and narrowed its case to one claim related to U.S. Patent No. 6,088,802 and asserted this against certain HDD products that may include certain encryption capabilities. The trial commenced on October 8, 2024, and concluded on October 18, 2024, and the jury awarded SPEX damages of $316 million for the use of one claim related to U.S. Patent No. 6,088,802 in the past, prior to its expiration in 2017. On January 8, 2025, the Court entered judgment for SPEX in accordance with the verdict and also awarded SPEX prejudgment interest of $237 million and legal costs. On June 16, 2025, the Court ruled on the Company’s post-trial motions, finding that SPEX did not present sufficient evidence on which a damages award could be determined and therefore awarded nominal damages of $1. On June 27, 2025, the Court entered an amended judgment awarding SPEX nominal damages of $1 with no prejudgment interest and no legal costs. The Company has appealed the infringement finding, and SPEX has appealed damages-related issues. Based on available appellate arguments, the Company believes a loss is not probable and has not accrued a liability as a result of the jury verdict or the entry of amended judgment in its financial statements as of July 3, 2026.

In August 2022, MRT filed an action against the Company, alleging infringement of certain patents related to HDD media. Following a jury trial and judgment in favor of the plaintiff, in the fourth quarter of 2024, the Company recognized an aggregate liability for this matter of $384 million with $291 million recognized as an Operating expense under Litigation matter for the year ended June 28, 2024 and $93 million recognized as Other non-current assets for the patent licenses, to be amortized over their remaining lives. In April 2025, the Company reached a global settlement of $130 million for all pending matters with MRT. As a result of the settlement, the Company reversed $201 million of previously recorded charges in Operating expense under Litigation matter and $6 million of post-judgment interest previously recorded in Other income (expense), net.

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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a‑15(b) promulgated by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10‑K.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended July 3, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.    Other Information

Insider Trading Arrangements

During the quarter ended July 3, 2026, the following director and officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted trading arrangements for the purchase or sale of securities that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act (“Rule 10b5-1 Plan”):

•Ahmed Shihab, Executive Vice President and Chief Product Officer of the Company, adopted a Rule 10b5-1 Plan on May 28, 2026. Under this plan, up to an aggregate of 24,000 shares of the Company’s common stock may be sold before the plan expires on June 1, 2028.

•Kimberly Alexy, a director of the Company, adopted a Rule 10b5-1 Plan on May 29, 2026. Under this plan, up to an aggregate of 10,000 shares of the Company’s common stock may be sold before the plan expires on December 1, 2027.

•Brian Scott Davis, Executive Vice President and Chief Sales and Marketing Officer of the Company, adopted a Rule 10b5-1 Plan on June 5, 2026. Under this plan, up to an aggregate of 31,016 shares of the Company’s common stock may be sold before the plan expires on February 16, 2027.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

There is incorporated herein by reference to the information required by this Item included in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders, which we intend to file with the SEC no later than 120 days after the close of the year ended July 3, 2026. In addition, our Board of Directors has adopted a Code of Business Ethics that applies to all of our directors, employees and officers, including our Chief Executive Officer and Chief Financial Officer. The current version of the Code of Business Ethics is available on our website under the Leadership section at www.westerndigital.com. To the extent required by rules adopted by the SEC and The Nasdaq Stock Market LLC, we intend to promptly disclose future amendments to certain provisions of the Code of Business Ethics, or waivers of such provisions granted to executive officers and directors, on our website under the Leadership section at www.westerndigital.com.

Item 11.    Executive Compensation

There is incorporated herein by reference to the information required by this Item included in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders, which we intend to file with the SEC no later than 120 days after the close of the year ended July 3, 2026.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is incorporated herein by reference to the information required by this Item included in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders, which we intend to file with the SEC no later than 120 days after the close of the year ended July 3, 2026.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

There is incorporated herein by reference to the information required by this Item included in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders, which we intend to file with the SEC no later than 120 days after the close of the year ended July 3, 2026.

Item 14.    Principal Accountant Fees and Services

There is incorporated herein by reference to the information required by this Item included in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders, which we intend to file with the SEC no later than 120 days after the close of the year ended July 3, 2026.

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

4.1	Description of Western Digital Corporation’s Capital Stock†
4.2
Indenture, dated as of December 10, 2021, between Western Digital Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on December 10, 2021)

4.3
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

4.3.1
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

10.1.5	Amendment No. 5, dated as of May 21, 2025, to the Amended and Restated Loan Agreement, dated as of January 7, 2022, by and among Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.1.5 to the Annual Report on Form 10-K filed by the Company on August 15, 2025)
10.1.6	Amendment No. 6, dated as of February 5, 2026, to the Amended and Restated Loan Agreement, dated as of January 7, 2022, by and among Western Digital Corporation, JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company on May 1, 2026)
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

10.6
Intellectual Property Cross-License Agreement, dated as of February 21, 2025, by and between Western Digital Corporation and Sandisk Corporation (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Company on February 24, 2025)#

Exhibit Number	Description
10.7
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

10.8.1
Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Award Agreement – Vice President and Above, under the Amended and Restated Western Digital Corporation 2017 Performance Incentive Plan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by the Company on February 9, 2021)**

10.9
Western Digital Corporation Amended and Restated 2021 Long-Term Incentive Plan, amended and restated as of May 28, 2025 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed by the Company on June 4, 2025)**

10.9.1
Form of Grant Notice for Performance Stock Unit Award under the Western Digital Corporation 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company on November 7, 2023)**

10.9.2
Form of Grant Notice for Restricted Stock Unit Award – Vice President and Above, under the Western Digital Corporation 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by the Company on February 3, 2022)**

10.9.3
Form of Grant Notice for Restricted Stock Unit Award – Vice President and Above, under the Western Digital Corporation Amended and Restated 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2(3) to the Annual Report on Form 10-K filed by the Company on August 22, 2023)**

10.9.4
Form of Grant Notice for Restricted Stock Unit Award – Vice President and Above, under the Western Digital Corporation Amended and Restated 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company on October 31, 2024)**

10.9.5	Form of Grant Notice for Performance Stock Unit Award Agreement under the Western Digital Corporation 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company on October 31, 2025)**
10.9.6
Western Digital Corporation Amended and Restated 2021 Long-Term Incentive Plan Non-Employee Director Restricted Stock Unit Grant Program, amended and restated as of May 23, 2023 (incorporated by reference to Exhibit 10.2(4) to the Annual Report on Form 10-K filed by the Company on August 22, 2023)**

10.9.7	Western Digital Corporation Amended and Restated 2021 Long-Term Incentive Plan Non-Employee Director Restricted Stock Unit Grant Program, amended and restated as of August 27, 2025 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Company on October 30, 2025)**
10.10	Western Digital Corporation Executive Short-Term Incentive Plan, dated February 9, 2021 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10‑Q filed by the Company on May 6, 2021)**
10.11	Western Digital Corporation Amended and Restated 2005 Employee Stock Purchase Plan, amended and restated as of August 27, 2025 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on November 24, 2025)**
10.12
Western Digital Corporation Deferred Compensation Plan, amended and restated effective January 1, 2013 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by the Company on November 2, 2012)**

10.12.1
Amendment No. 1, effective December 1, 2024, to the Western Digital Corporation Deferred Compensation Plan, amended and restated effective January 1, 2013 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Company on January 31, 2025)**

10.13
Western Digital Corporation Amended and Restated Change in Control Severance Plan, amended and restated as of March 13, 2025 (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed by the Company on May 2, 2025)**

10.14
Western Digital Corporation Amended and Restated Executive Severance Plan, amended and restated as of May 24, 2021 (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed by the Company on August 27, 2021)**

10.15
Form of Indemnification Agreement for Directors and Officers of Western Digital Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on January 30, 2025)**

10.16	Offer Letter, dated as of February 11, 2025, to Irving Tan (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed by the Company on May 2, 2025)**
10.17	Offer Letter, dated as of May 1 2025, to Kris Sennesael (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K filed by the Company on August 14, 2025)**
10.18	Amended and Restated Offer Letter, dated as of April 18, 2025, to Ahmed Shihab (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q filed by the Company on May 2, 2025)**
19.1	Policy Regarding Insider Trading and Unauthorized Disclosures†

Exhibit Number	Description
21	Subsidiaries of Western Digital Corporation (incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K filed by the Company on August 14, 2025)
23	Consent of Independent Registered Public Accounting Firm†
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
97.1	Western Digital Corporation Compensation Recovery (Clawback) Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed by the Company on August 20, 2024)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

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
Dated: August 14, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10‑K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Irving Tan	Chief Executive Officer, Director (Principal Executive Officer)	August 14, 2026
Irving Tan

/s/ Kris Sennesael	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 14, 2026
Kris Sennesael

/s/ Brad Feller	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	August 14, 2026
Brad Feller

/s/ Martin I. Cole	Chair of the Board	August 14, 2026
Martin I. Cole

/s/ Kimberly E. Alexy	Director	August 14, 2026
Kimberly E. Alexy

/s/ Manuvir Das	Director	August 14, 2026
Manuvir Das

/s/ Tunҫ Doluca	Director	August 14, 2026
Tunҫ Doluca

/s/ Bruce Kiddoo	Director	August 14, 2026
Bruce Kiddoo

/s/ Matthew E. Massengill	Director	August 14, 2026
Matthew E. Massengill

/s/ Roxanne Oulman	Director	August 14, 2026
Roxanne Oulman

/s/ Stephanie A. Streeter	Director	August 14, 2026
Stephanie A. Streeter