Form 10-Q
period 2026-10-02
WESTERN DIGITAL CORP
filed 2026-10-23
CIK 106040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of the close of business on October 15, 2026, 374,323,269 shares of common stock, par value $0.01 per share, were outstanding.

WESTERN DIGITAL CORPORATION

Unless otherwise indicated or the context requires, references herein to specific years and quarters are to our fiscal years and fiscal quarters, and references to financial information are on a consolidated basis. As used herein, the terms “we,” “us,” “our,” the “Company,” “WD,” and “Western Digital” refer to Western Digital Corporation and its subsidiaries, unless we state, or the context indicates, otherwise.

WD, a Delaware corporation, is the parent company of our data storage business. Our principal executive offices are located at 5601 Great Oaks Parkway, San Jose, California 95119. Our telephone number is (408) 717-6000.

Western Digital, WD and the WD design are registered trademarks or trademarks of Western Digital or its affiliates in the United States (“U.S.”) and/or other countries. All other trademarks, registered trademarks and/or service marks, indicated or otherwise, are the property of their respective owners.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, or the use of future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements include, but are not limited to, statements concerning: the impact of the global macroeconomic environment, including tariffs; expectations regarding demand trends, market opportunities and our market position, including related to artificial intelligence (“AI”); our product development and technology plans and business strategies; consumer trends and market conditions; expectations regarding our future financial performance; expectations regarding capital expenditure plans and investments; expectations regarding our tax resolutions, effective tax rate and unrecognized tax benefits; expectations regarding the merits of our position and plans with respect to certain litigation matters; and our beliefs regarding capital allocation plans, including our quarterly dividend program and share repurchase program, and the sufficiency of available liquidity to meet our working capital, debt and capital expenditure needs.

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

•concentration of revenue in our Cloud end market and among our top customers;
•our development and introduction of products based on new technologies and expansion into new data storage markets;
•our dependence on a limited number of qualified suppliers;
•difficulties or delays in manufacturing or other supply chain disruptions;
•the impact of long-term agreements;
•product defects;
•hiring and retention of key employees;
•risks associated with strategic initiatives, restructurings, acquisitions, divestitures, mergers, joint ventures and our strategic relationships;
•adverse global or regional conditions, including new or additional tariffs or trade restrictions, inflation, increases in interest rates and an economic recession;
•volatility in demand for our products;
•the competitive environment, including actions by our competitors and the impact of competitive products and pricing;
•risks associated with our use of artificial intelligence;
•compromise, damage or interruption from cybersecurity incidents or other data or system security risks;
•our debt and other financial obligations;
•changes in tax laws or unanticipated tax liabilities;
•any decisions to reduce or discontinue paying cash dividends or repurchasing shares of our common stock;
•fluctuations in currency exchange rates in connection with our international operations;
•risks associated with compliance with changing legal and regulatory requirements and the outcome of legal proceedings;
•risks associated with our goals relating to sustainability matters, including our ability to meet our greenhouse gas emissions reduction and other sustainability goals; and
•our reliance on intellectual property and other proprietary information.

You are urged to carefully review the disclosures we make concerning these risks and review the additional disclosures we make concerning material risks and other factors that may affect the outcome of our forward-looking statements and our business and operating results, including those made in Part I, Item 1A of our Annual Report on Form 10-K for the year ended July 3, 2026 (our “2026 Annual Report on Form 10-K”) and any of those made in our other reports filed with the Securities and Exchange Commission (“SEC”), including under “Risk Factors” in Item 1A of subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q that may from time to time amend, supplement or supersede the risks and uncertainties disclosed in our 2026 Annual Report on Form 10-K. You are cautioned not to place undue reliance on the forward-looking statements included in this Quarterly Report on Form 10-Q, which speak only as of the date of this document. We do not intend, and undertake no obligation, to update or revise these forward-looking statements to reflect new information or events after the date of this document or to reflect the occurrence of unanticipated events, except as required by law.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(Unaudited)

	October 2, 2026	July 3, 2026
ASSETS
Current assets:
Cash and cash equivalents	$1,314	$1,579
Accounts receivable, net	2,232	2,026
Inventories	1,781	1,511
Other current assets	541	518
Total current assets	5,868	5,634
Property, plant and equipment, net	2,586	2,476
Goodwill	4,321	4,321
Other non-current assets	1,464	1,430
Total assets	$14,239	$13,861
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,855	$1,774
Accrued expenses	675	690
Accrued compensation	469	551
Income taxes payable	304	173
Debt, current	789	1,052
Total current liabilities	4,092	4,240
Other liabilities	799	757
Total liabilities	4,891	4,997
Commitments and contingencies (Notes 6 and 12)
Shareholders’ equity:
Common stock	4	4
Additional paid-in capital	66	961
Accumulated other comprehensive income	24	23
Retained earnings	9,269	9,998
Treasury stock	(15)	(2,122)
Total shareholders’ equity	9,348	8,864
Total liabilities and shareholders’ equity	$14,239	$13,861

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	October 2, 2026	October 3, 2025
Revenue, net	$4,381	$2,818
Cost of revenue	1,847	1,591
Gross profit	2,534	1,227
Operating expenses:
Research and development	283	294
Selling, general and administrative	162	138
Business realignment charges	43	3
Total operating expenses	488	435
Operating income	2,046	792
Interest and other income (expense):
Interest income	7	17
Interest expense	(11)	(59)
Gain on retained interest in Sandisk	—	611
Other expense, net	(4)	(24)
Total interest and other income (expense), net	(8)	545
Income before taxes	2,038	1,337
Income tax expense	259	155
Net income	1,779	1,182
Dividends allocated to preferred shareholders	—	(5)
Income attributable to participating securities	—	(25)
Basic net income attributable to common shareholders	1,779	1,152
Re-allocation of participating securities considered potentially dilutive	—	2
Diluted net income attributable to common shareholders	$1,779	$1,154

Weighted average common shares outstanding:
Basic	366	345
Diluted	384	376

Net income per common share:
Basic	$4.86	$3.34
Diluted	$4.63	$3.07

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended
	October 2, 2026	October 3, 2025
Net income	$1,779	$1,182
Other comprehensive income (loss), before tax:
Actuarial pension loss	(1)	—
Net unrealized gain (loss) on derivative contracts	3	(7)
Total other comprehensive income (loss), before tax	2	(7)
Income tax benefit (expense) related to items of other comprehensive income (loss), before tax	(1)	1
Other comprehensive income (loss), net of tax	1	(6)
Total comprehensive income	$1,780	$1,176

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	October 2, 2026	October 3, 2025
Cash flows from operating activities
Net income	$1,779	$1,182
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	104	88
Stock-based compensation	79	53
Deferred income taxes	(30)	55
Gain on retained interest in Sandisk	—	(611)
Other non-cash operating activities, net	3	4
Changes in:
Accounts receivable, net	(206)	131
Inventories	(269)	(101)
Accounts payable	52	248
Accrued expenses	(14)	(21)
Accrued compensation	(83)	6
Income taxes payable	131	(503)
Other assets and liabilities, net	58	141
Net cash provided by operating activities	1,604	672
Cash flows from investing activities
Purchases of property, plant and equipment	(227)	(73)
Strategic investments and other, net	2	16
Net cash used in investing activities	(225)	(57)
Cash flows from financing activities
Taxes paid on vested stock awards under employee stock plans	(317)	(55)
Repurchases of common stock	(1,001)	(553)
Dividends paid to common shareholders	(56)	(34)
Dividends paid to preferred shareholders	—	(5)
Settlement of convertible notes transactions	(570)	—
Repayments of debt	(600)	(31)
Proceeds from debt	900	—
Net cash used in financing activities	(1,644)	(678)
Effect of exchange rate changes on cash	—	(3)
Net decrease in cash and cash equivalents	(265)	(66)
Cash and cash equivalents, beginning of period	1,579	2,114
Cash and cash equivalents, end of period	$1,314	$2,048
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$36	$446
Cash paid for interest	$6	$50
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WESTERN DIGITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at July 3, 2026	364	$4	(3)	$(2,122)	$961	$23	$9,998	$8,864
Net income	—	—	—	—	—	—	1,779	1,779
Employee stock plans	1	—	1	313	(630)	—	—	(317)
Stock-based compensation	—	—	—	—	79	—	—	79
Repurchases of common stock	—	—	(2)	(1,001)	—	—	—	(1,001)
Convertible notes transactions	9	—	4	2,795	(2,796)	—	—	(1)
Common stock dividends	—	—	—	—	1	—	(57)	(56)
Actuarial pension loss	—	—	—	—	—	(1)	—	(1)
Net unrealized gain on derivative contracts, net of taxes	—	—	—	—	—	2	—	2
Reclassification of negative additional paid-in capital	—	—	—	—	2,451	—	(2,451)	—
Balance at October 2, 2026	374	$4	—	$(15)	$66	$24	$9,269	$9,348

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Organization and Basis of Presentation

Western Digital Corporation (“Western Digital,” “WD,” or the “Company”) is a leading developer, manufacturer, and provider of data storage devices and solutions based on hard disk drive (“HDD”) technologies.

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

The accounting policies followed by the Company are set forth in Part II, Item 8, Note 1, Organization and Basis of Presentation, of the Notes to Consolidated Financial Statements included in the 2026 Annual Report on Form 10-K. There were no changes to the Company’s significant accounting policies and no new accounting standards adopted during the three months ended October 2, 2026. In the opinion of management, all adjustments necessary to fairly state the Condensed Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been made. Such adjustments consist of items of a normal, recurring nature. Certain information and disclosures normally included in the Consolidated Financial Statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the 2026 Annual Report on Form 10‑K. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

Fiscal Year

The Company’s fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every five to six years, the Company reports a 53-week fiscal year to align the fiscal year with the foregoing policy. Fiscal year 2027, which will end on July 2, 2027, will be comprised of 52 weeks, with all quarters presented consisting of 13 weeks each. Fiscal year 2026, which ended on July 3, 2026, was comprised of 53 weeks, with the first quarter consisting of 14 weeks and the remaining quarters consisting of 13 weeks each. Unless otherwise indicated, references herein to specific years and quarters are to fiscal years and fiscal quarters, and references to financial information are on a consolidated basis.

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

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2.    Disaggregated Revenue, Geographic Information, Concentrations of Risk, and Segment Reporting

The Company’s disaggregated net revenue by end market is as follows:

	Three Months Ended
	October 2, 2026	October 3, 2025
	(in millions)
Net revenue by end market
Cloud	$3,868	$2,510
Client	320	146
Consumer	193	162
Total net revenue	$4,381	$2,818

Net revenue by geography(1)
Americas	$2,081	$1,100
Asia	1,708	1,175
Europe, Middle East and Africa	592	543
Total net revenue	$4,381	$2,818

(1)    Net revenue is attributed to geographic regions based on the ship-to location of the customer.

Beginning in the three months ended October 2, 2026, the Company updated its methodology for identifying customers for purposes of revenue concentration disclosure. Under the updated methodology, concentrations are attributed to the ultimate end customer when products are purchased on its behalf by distributors, contract manufacturers, or other resellers (collectively referred to as “intermediary purchasers”), rather than being attributed to such intermediary purchasers. The Company believes this presentation provides investors with a more meaningful reflection of the Company’s economic relationship with its customers. Prior year concentrations have been revised to conform to the current year presentation.

The Company’s top 10 customers accounted for 64% of its net revenue for the three months ended October 2, 2026, compared to 73% of its net revenue for the three months ended October 3, 2025. For the three months ended October 2, 2026, two customers accounted for 14% and 13%, respectively, of the Company’s net revenue. For the three months ended October 3, 2025, four customers accounted for 16%, 13%, 13% and 12%, respectively, of the Company’s net revenue.

As of October 2, 2026 and July 3, 2026, net accounts receivable were $2.23 billion and $2.03 billion, respectively, and reserves for potential credit losses were not material. As of October 2, 2026, three customers accounted for 21%, 14%, and 12%, respectively, of the Company’s net accounts receivable, and as of July 3, 2026, two customers accounted for 25% and 17%, respectively, of the Company’s net accounts receivable.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Segment Reporting

The Company’s Chief Executive Officer is the Company’s Chief Operating Decision Maker (“CODM”). The CODM manages the business as a provider of data storage devices and solutions based on HDD technology. The CODM evaluates the performance of the Company and makes decisions regarding the allocation of resources based on the Company’s Net income and Total assets. The Company has therefore determined that it has one reportable segment: HDD.

The following table is a reconciliation of the Company’s measure of segment profit or loss, significant segment expenses and other segment items:

	Three Months Ended
	October 2, 2026	October 3, 2025
	(in millions)
Revenue, net	$4,381	$2,818
Less: Significant expenses and other segment items
Cost of revenue(1)	1,837	1,581
Research and development(1)	261	270
Selling, general and administrative(1)	130	111
Stock-based compensation	79	53
Business realignment charges	27	3
Interest expense, net	4	42
Gain on retained interest in Sandisk	—	(611)
Other expense, net	8	2
Other segment items(2)	(3)	30
Income tax expense	259	155
Net income	$1,779	$1,182

(1)    Excludes amounts related to stock-based compensation, which are presented separately in the table above.
(2)    Other segment items include activity from strategic investments and other small charges.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3.    Supplemental Financial Statement Data

Inventories

	October 2, 2026	July 3, 2026
	(in millions)
Inventories:
Raw materials and component parts	$435	$285
Work-in-process	935	829
Finished goods	411	397
Total inventories	$1,781	$1,511

Property, plant and equipment, net

	October 2, 2026	July 3, 2026
	(in millions)
Property, plant and equipment:
Land and improvements	$225	$225
Buildings and improvements	1,621	1,611
Machinery and equipment	6,944	6,830
Computer equipment and software	309	292
Furniture and fixtures	43	40
Construction-in-process	486	457
Property, plant and equipment, gross	9,628	9,455
Accumulated depreciation	(7,042)	(6,979)
Property, plant and equipment, net	$2,586	$2,476

Non-current assets

	October 2, 2026	July 3, 2026
	(in millions)
Non-current assets:
Deferred tax assets	$905	$872
Other non-current assets	559	558
Total non-current assets	$1,464	$1,430

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Product warranty accrual

Changes in the warranty accrual were as follows:

	Three Months Ended
	October 2, 2026	October 3, 2025
	(in millions)
Warranty accrual, beginning of period	$207	$152
Charges to operations	37	27
Utilization	(26)	(24)
Changes in estimate related to pre-existing warranties	23	5
Warranty accrual, end of period	$241	$160

The current portion of the warranty accrual was classified in Accrued expenses and the non-current portion was classified in Other liabilities, as noted below:

	October 2, 2026	July 3, 2026
	(in millions)
Warranty accrual:
Current portion	$44	$42
Non-current portion	197	165
Total warranty accrual	$241	$207

Other liabilities

	October 2, 2026	July 3, 2026
	(in millions)
Other liabilities:
Non-current portion of unrecognized tax benefits	$249	$235
Other non-current liabilities	550	522
Total other liabilities	$799	$757

Goodwill

Goodwill is not amortized. Instead, it is tested for impairment annually as of the beginning of the Company’s fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Management concluded there were no impairment indicators for either of the three months ended October 2, 2026 and October 3, 2025. The carrying amount of goodwill was $4.32 billion as of both October 2, 2026 and July 3, 2026.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accumulated other comprehensive income

Accumulated other comprehensive income refers to expenses, gains, and losses that are recorded as an element of shareholders’ equity but are excluded from net income. The components of Accumulated other comprehensive income were as follows:

	Actuarial Pension Gains	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivative Contracts	Total Accumulated Other Comprehensive Income
	(in millions)
Balance at July 3, 2026	$39	$(3)	$(13)	$23
Other comprehensive loss before reclassifications	(1)	—	(4)	(5)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	7	7
Income tax expense related to items of other comprehensive income (loss)	—	—	(1)	(1)
Net current-period other comprehensive income (loss)	(1)	—	2	1
Balance at October 2, 2026	$38	$(3)	$(11)	$24

During the three months ended October 2, 2026, the amounts reclassified from Accumulated other comprehensive income were losses related to foreign exchange contracts that were substantially charged to Cost of revenue in the Condensed Consolidated Statements of Income.

As of October 2, 2026, all existing net losses related to cash flow hedges recorded in Accumulated other comprehensive income are expected to be reclassified to earnings within the next twelve months.

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

The following tables present information about the Company’s financial instruments that were measured at fair value on a recurring basis for the periods presented and indicate the fair value hierarchy of the valuation techniques utilized to determine such values:

	October 2, 2026
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents - Money market funds	23	—	—	23
Foreign exchange contracts	—	2	—	2
Total assets at fair value	$23	$2	$—	$25
Liabilities:
Foreign exchange contracts	$—	$21	$—	$21
Total liabilities at fair value	$—	$21	$—	$21

	July 3, 2026
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents - Money market funds	67	—	—	67
Foreign exchange contracts	—	2	—	2
Total assets at fair value	$67	$2	$—	$69
Liabilities:
Foreign exchange contracts	$—	$22	$—	$22
Total liabilities at fair value	$—	$22	$—	$22

During the periods presented, the Company had no transfers of financial instruments between levels and there were no changes in valuation techniques or the inputs used in the fair value measurement.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Financial Instruments Not Carried at Fair Value

For financial instruments where the carrying value (which includes principal adjusted for any unamortized issuance costs and discounts or premiums) differs from fair value (which is based on quoted market prices), the following table represents the related carrying value and fair value for each of the Company’s outstanding financial instruments. Each of the financial instruments presented below were categorized as Level 2 for all periods presented, based on the frequency of trading immediately prior to the end of the first quarter of 2027 and the fourth quarter of 2026, respectively.

	October 2, 2026		July 3, 2026
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Revolving Credit Facility maturing January 2027	$650	$650	$350	$350
3.00% convertible notes	139	1,523	702	10,109
Total	$789	$2,173	$1,052	$10,459

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5.    Debt

Debt consisted of the following:

	October 2, 2026	July 3, 2026
	(in millions)
Revolving Credit Facility maturing January 2027	$650	$350
3.00% convertible notes	141	710
Total principal	791	1,060
Issuance costs	(2)	(8)
Debt, current	$789	$1,052

Revolving Credit Facility and Term Loans

As of July 3, 2026, the Company had $350 million outstanding under its revolving credit facility maturing in January 2027 (the “Revolving Credit Facility”). During the three months ended October 2, 2026, the Company drew an additional $900 million in principal amount and repaid $600 million under the Revolving Credit Facility, resulting in $650 million outstanding as of October 2, 2026. As of October 2, 2026, the Company had no outstanding standby letters of credit and the remaining available capacity under the Revolving Credit Facility was $600 million.

During the three months ended October 3, 2025, the Company made scheduled principal repayments of $31 million under its then outstanding term loan A-3, which was later settled in full in February 2026.

The loan agreement governing the Revolving Credit Facility requires the Company to comply with a financial leverage ratio covenant. As of October 2, 2026, the Company was in compliance with the financial covenant.

Convertible Notes

As of July 3, 2026, the Company had outstanding $710 million aggregate principal amount of convertible senior notes pursuant to an indenture dated as of November 3, 2023 (the “Indenture”), which bear interest at an annual rate of 3.00% and have an original maturity date of November 15, 2028, unless earlier repurchased, redeemed or converted (the “Convertible Notes”).

During the three months ended October 2, 2026, the Company entered into privately negotiated exchange agreements with certain holders of the Convertible Notes, in an aggregate principal amount of $191 million, pursuant to which the Company fully settled the obligation for an aggregate $193 million in cash (which reflected the principal amount and a small inducement cost) and 4.7 million shares of the Company’s common stock for the conversion premium of $2.16 billion. In connection with these exchange transactions, $2 million of remaining unamortized issuance costs associated with these notes was charged to Additional paid-in capital. The Company accounted for these exchange transactions as induced conversion transactions and recognized an immaterial induced conversion expense in Other expense, net in the Condensed Consolidated Statements of Income. There were no settlements or modifications made to the related capped call transactions in connection with the exchange agreements (see “Capped Calls” below).

During the three months ended October 2, 2026, the Company also settled the conversion obligation on $378 million in aggregate principal amount of Convertible Notes that had been tendered by holders pursuant to the Indenture. The aggregate principal amount of these notes was settled in cash with substantially all of the conversion premium of $5.09 billion settled for 9.3 million shares of the Company’s common stock. In connection with these conversions, $4 million of remaining unamortized issuance costs associated with these notes was charged to Additional paid-in capital.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of October 2, 2026, $141 million in aggregate principal amount of the Convertible Notes remained outstanding. The Convertible Notes are currently convertible at the option of any holder, at a conversion price of approximately $37.70 per share of common stock as of October 2, 2026. Upon any conversion of the Convertible Notes, the Company will pay cash for the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination thereof, at the Company’s election, in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of the notes being converted. Through October 2, 2026, $31 million in aggregate principal amount of these notes had been tendered for conversion. The Company has elected to issue shares of its common stock to satisfy the conversion obligation in excess of the principal amount for substantially all of the notes tendered for conversion, which are expected to settle in the second quarter of 2027.

On September 14, 2026, the Company issued a notice of redemption to redeem at par plus unpaid and accrued interest, on November 16, 2026 (the “Redemption Date”), all then-outstanding Convertible Notes that have not been converted prior to the Redemption Date. The Company currently expects that holders of substantially all Convertible Notes will convert such Convertible Notes before the Redemption Date.

Capped Calls

In connection with the issuance of the Convertible Notes, the Company entered into privately negotiated capped call transactions with certain counterparties (the “Capped Calls”). As of October 2, 2026, the outstanding Capped Calls had an aggregate notional value of $1.19 billion with each having a strike price of approximately $37.70 per share and a cap price of approximately $50.38 per share. The Capped Calls were generally intended to reduce or offset the potential dilution to the Company’s common stock upon any conversion of the Convertible Notes tendered by the holders, with such reduction or offset, as the case may be, subject to a cap based on the cap price. If the market price per share of the Company’s common stock, as measured under the terms of the Capped Calls, exceeds the cap prices of the Capped Calls, there would not be an offset for the excess. The Capped Calls are separate transactions and not part of the terms of the Convertible Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in shareholders’ equity and are not accounted for as derivatives.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6.    Leases and Other Commitments

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

The following table presents right-of-use lease assets and lease liabilities included in the Company’s Condensed Consolidated Balance Sheets:

	October 2, 2026	July 3, 2026
	(in millions)
Operating lease right-of-use assets (included in Other non-current assets)	$119	$122

Operating lease liabilities:
Current portion of long-term operating lease liabilities (included in Accrued expenses)	$31	$32
Long-term operating lease liabilities (included in Other liabilities)	102	107
Total operating lease liabilities	$133	$139

The following table summarizes supplemental disclosures of operating cost and cash flow information related to operating leases:

	Three Months Ended
	October 2, 2026	October 3, 2025
	(in millions)
Cost of operating leases	$10	$9
Cash paid for operating leases	12	10
Operating lease assets obtained in exchange for operating lease liabilities	2	—

The weighted average remaining lease term and discount rate for the Company’s operating leases were as follows:

	October 2, 2026	July 3, 2026
Weighted average remaining lease term in years	5.5	5.6
Weighted average discount rate	5.0%	5.1%

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of October 2, 2026, minimum lease payments were as follows:

Lease Amounts
(in millions)
Remaining nine months of 2027	$28
2028	31
2029	25
2030	19
2031	16
Thereafter	33
Total future minimum lease payments	152
Less: imputed interest	19
Present value of lease liabilities	$133

Purchase Obligations and Other Commitments

In the normal course of business, the Company enters into purchase orders with suppliers for the purchase of components used to manufacture its products. These purchase orders generally cover forecasted component supplies needed for production during the next quarter, are recorded as a liability upon transfer of the components, and generally may be changed or canceled at any time prior to shipment of the components. The Company also enters into long-term agreements with suppliers that contain fixed future commitments, which are contingent on certain conditions, such as performance, quality and technology of the vendor’s components. As of October 2, 2026, the Company had the following minimum long-term commitments:

Long-Term Commitments
(in millions)
Remaining nine months of 2027	$48
2028	31
2029	56
2030	98
2031	71
Total	304

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7.    Income Taxes

The following table presents the Company’s Income tax expense and the effective tax rate:

	Three Months Ended
	October 2, 2026	October 3, 2025
	($ in millions)
Income before taxes	$2,038	$1,337
Income tax expense	259	155
Effective tax rate	13%	12%

The primary drivers of the difference between the effective tax rate and the U.S. Federal statutory rate of 21% for the three months ended October 2, 2026 are the relative mix of earnings and losses by jurisdiction, the deduction for Foreign-Derived Deduction Eligible Income (“FDDEI”), excess tax over book deductions for stock-based compensation, and certain tax credits. These resulted in decreases to the Company’s effective tax rate below the U.S. Federal statutory rate for the three months ended October 2, 2026. The Company maintains tax holidays on a portion of its earnings in the Philippines and Thailand, which are set to expire at various dates from 2029 through 2033. The tax benefits from these holidays are minimized by the implementation of the global minimum tax (“GMT”) and are not material to the Company’s Condensed Consolidated Financial Statements for the three months ended October 2, 2026.

The primary drivers of the difference between the effective tax rate and the U.S. Federal statutory rate of 21% for the three months ended October 3, 2025 were the relative mix of earnings and losses by jurisdiction, the deduction for FDDEI, certain tax credits and tax-free gain on the retained interest in Sandisk. These resulted in decreases to the Company’s effective tax rate below the U.S. Federal statutory rate for the three months ended October 3, 2025.

Previously, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminated the ability to deduct research and development (“R&D”) expenditures in the year incurred, requiring capitalization and amortization. In July 2025, the One Big Beautiful Bill Act of 2025 (“OBBBA”) was signed into law, which includes broad tax reform provisions that extend and modify key elements of the TCJA. Notably, the new legislation now allows an option for the immediate expensing of domestic R&D expenditures, beginning with 2026. The legislation also includes favorable modifications to international tax provisions, including changes to the Global Intangible Low-Taxed Income regime, which is renamed as Net CFC Tested Income, and enhancements to the FDDEI deduction that became effective for the Company in 2027.

Beginning in 2027, the Company became subject to the Corporate Alternative Minimum Tax (“CAMT”) of 15% on corporations as its average annual Adjusted Financial Statement Income (“AFSI”) exceeded $1.0 billion for the preceding three-year period. The Company anticipates that its CAMT liability will exceed its regular tax liability due to tax deductions in excess of book deductions attributable to stock-based compensation during the year. The Company anticipates that any CAMT paid in 2027 will generate credit carryforwards that can be carried forward indefinitely to offset future regular tax liabilities when they exceed CAMT liabilities. Because the Company expects regular tax liabilities to exceed CAMT liabilities in future periods, no valuation allowance is required against these credit carryforwards. As a result, the CAMT liability did not impact the effective tax rate for the three months ended October 2, 2026.

In January 2026, the Organisation for Economic Co-operation and Development (“OECD”) released a side-by-side package that modifies key elements of the Pillar Two GMT by introducing new safe harbors and providing an exemption for U.S. based multinational companies from parts of the GMT. While these safe harbors and exemptions are generally favorable to the Company, they require local legislative action by each country before they can be considered enacted for financial accounting purposes. The Company evaluated the potential effects of these rules based on current local legislative developments in jurisdictions where the Company operates and expects the financial statement impact associated with their enactment to be immaterial. For 2027, the Company’s effective tax rate considers GMT in Malaysia and Thailand.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Liability for Uncertain Tax Positions

With the exception of certain unrecognized tax benefits that are directly associated with the tax position taken, unrecognized tax benefits are presented gross in the Condensed Consolidated Balance Sheets.

The following is a reconciliation of the total amounts of unrecognized tax benefits excluding accrued interest and penalties for the three months ended October 2, 2026 (in millions):

Accrual balance as of July 3, 2026	$610
Gross increases related to current year tax positions	18
Gross decreases related to prior year tax positions	(2)
Accrual balance as of October 2, 2026	$626

In addition to the amounts noted above, interest and penalties related to unrecognized tax benefits are recognized in liabilities recorded for uncertain tax positions and are recorded in the provision for income taxes. Accrued interest and penalties included in the Company’s liability related to unrecognized tax benefits as of October 2, 2026 was $126 million. Of the aggregate unrecognized tax benefits, including interest and penalties, approximately $351 million could result in potential cash payments to be made within the next twelve months.

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

In connection with Internal Revenue Service (“IRS”) settlements for the years 2008 through 2015, the Company expects to realize reductions to its mandatory deemed repatriation tax obligations aggregating to approximately $101 million. These tax receivables are classified in Other current assets on the Condensed Consolidated Balance Sheets as of October 2, 2026.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8.    Business Realignment Charges

The Company periodically incurs charges to realign its operations with the current and expected future business environment, primarily consisting of organization rationalization designed to streamline its business, reduce its cost structure, and focus its resources. These actions may result in charges for employee termination benefits or charges from the impairment of intangible assets and other long-lived assets.

The Company recorded the following net charges related to these actions for the periods presented:

	Three Months Ended
	October 2, 2026	October 3, 2025
	(in millions)
Cash-based employee termination benefits	$27	$3
Stock-based employee termination benefits	16	—
Total business realignment charges	$43	$3

As a result of the above actions, the Company expects to record incremental employee termination costs of approximately $74 million in the remainder of 2027.

The following table presents an analysis of the components of these activities against the reserve (included in Accrued expenses) during the three months ended October 2, 2026:

	Employee Termination Benefits	Contract Termination and Other	Total
	(in millions)
Accrual balance as of July 3, 2026	$—	$13	$13
Charges	27	—	27
Accrual balance as of October 2, 2026	$27	$13	$40

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9.    Pension and Other Post-Retirement Benefit Plans

The Company has pension and other post-retirement benefit plans in various countries. The Company’s principal pension plans are its defined benefit pension plans in Japan, Thailand, and the Philippines (the “Pension Plans”). All other pension and post-retirement benefit plans are immaterial to the Condensed Consolidated Financial Statements. The expected long-term rate of return on the Pension Plans’ assets is 2.5%.

Obligations and Funded Status

The following table presents the unfunded status of the benefit obligations for the Pension Plans:

	October 2, 2026	July 3, 2026
	(in millions)
Projected benefit obligation at end of period	$230	$237
Less: Fair value of plan assets at end of period	183	189
Unfunded status	$47	$48

The following table presents the unfunded amounts related to the Pension Plans as recognized on the Company’s Condensed Consolidated Balance Sheets:

	October 2, 2026	July 3, 2026
	(in millions)
Current liabilities (included in Accrued expenses)	$1	$1
Non-current liabilities (included in Other liabilities)	46	47
Net amount recognized	$47	$48

Net periodic benefit costs were immaterial for the three months ended October 2, 2026 and October 3, 2025.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10.     Shareholders’ Equity and Convertible Preferred Stock

Stock-based Compensation Expense

The following tables present the Company’s stock-based compensation for equity-settled awards by type (i.e., restricted stock units (“RSUs”), restricted stock unit awards with performance conditions or market conditions (“PSUs”), and rights to purchase shares of common stock under the Company’s Employee Stock Purchase Plan (“ESPP”)) and the financial statement line items where the costs and related tax benefit are included in the Company’s Condensed Consolidated Statements of Income:

	Three Months Ended
	October 2, 2026	October 3, 2025
	(in millions)
RSUs and PSUs	$74	$49
ESPP	5	4
Total	$79	$53

	Three Months Ended
	October 2, 2026	October 3, 2025
	(in millions)
Cost of revenue	$9	$9
Research and development	22	23
Selling, general and administrative	32	21
Business realignment charges	16	—
Subtotal	79	53
Tax benefit	(12)	(7)
Total	$67	$46

Any excess windfall tax benefits and tax deficiencies for shortfalls related to the vesting and exercise of stock-based awards are recognized as a component of the Company’s Income tax expense. During the three months ended October 2, 2026, excess windfall tax benefits were $98 million. The excess windfall tax benefits were immaterial for the three months ended October 3, 2025.

Compensation cost related to unvested RSUs, PSUs, and rights to purchase shares of common stock under the ESPP are generally amortized on a straight-line basis over the remaining average service period. The following table presents the unamortized compensation cost and weighted average service period of all unvested outstanding awards as of October 2, 2026:

	Unamortized Compensation Cost	Weighted Average Service Period
	(in millions)	(years)
RSUs and PSUs (1)	$604	1.8
ESPP	11	0.3
Total unamortized compensation cost	$615

(1)    Weighted average service period assumes the performance conditions are met for the PSUs.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Plan Activities

RSUs and PSUs

The following table summarizes RSU and PSU activity under the Company’s incentive plans:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value at Vest Date
	(in millions)		(in millions)
RSUs and PSUs outstanding at July 3, 2026	6.6	$52.21
Granted	0.7	368.46
Vested	(1.8)	45.60	$820
RSUs and PSUs outstanding at October 2, 2026	5.5	$105.07

RSUs and PSUs are generally settled in an equal number of shares of the Company’s common stock at the time of vesting of the units.

Common Stock

The Company is authorized to issue 750 million shares of common stock, $0.01 par value per share. As of October 2, 2026, there were 374 million shares issued and outstanding. As of July 3, 2026, there were 364 million shares issued and 361 million shares outstanding, which was net of 3 million shares of treasury stock held at cost.

Share Repurchase Program

Under the Company’s share repurchase program, the Board of Directors has authorized the repurchase of up to $6.0 billion of the Company’s common stock (the “Share Repurchase Program”). There is no expiration date for the Share Repurchase Program. During the three months ended October 2, 2026, the Company repurchased 2.0 million shares under the Share Repurchase Program for a total cash cost of $1.00 billion. During the three months ended October 3, 2025, the Company repurchased 6.4 million shares under the Share Repurchase Program for a total cash cost of $553 million plus $4 million for accrued excise taxes. As of October 2, 2026, the Company had $2.26 billion available for repurchases pursuant to the Share Repurchase Program. Repurchases under the Share Repurchase Program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Company expects shares repurchased under the Share Repurchase Program to be funded principally by operating cash flows. The amount and timing of share repurchases will depend on market conditions and other corporate considerations. The Company may suspend or discontinue the Share Repurchase Program at any time.

Reclassification of Negative Additional Paid-in Capital

During the three months ended October 2, 2026, the Company issued shares of common stock in connection with settlements of Convertible Notes and vestings under employee stock plans, utilizing all of its then available treasury stock balance. These transactions resulted in charges to Additional paid-in capital. To the extent such charges exceeded the available Additional paid-in capital balance, the excess of $2.45 billion was reflected as a reduction of Retained earnings. Subsequent to Additional paid-in capital being initially exhausted, activity related to stock-based compensation expense recognized and capped call settlements resulted in an Additional paid-in capital balance of $66 million as of October 2, 2026.

Dividends to Common Shareholders

On April 29, 2025, the Company’s Board of Directors authorized the adoption of a cash dividend program. Under the cash dividend program, holders of the Company’s common stock will receive dividends when and as declared by the Board of Directors. During the three months ended October 2, 2026, the Company paid cash dividends of $0.15 per share of its outstanding common stock, totaling $56 million. During the three months ended October 3, 2025, the Company paid aggregate cash dividends of $0.10 per share of its outstanding common stock, totaling $34 million.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Subsequent to quarter-end, on October 21, 2026, the Board of Directors declared a cash dividend of $0.175 per share of the Company’s common stock, which will be paid on December 17, 2026 to shareholders of record as of the close of business on December 4, 2026.

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

Convertible Preferred Stock

Prior to February 17, 2026, the Company had outstanding shares of Series A Convertible Perpetual Preferred Stock, par value $0.01 per share (the “Preferred Shares”). The Preferred Shares had an initial stated value of $1,000 per share and accrued a cumulative preferred dividend at an annual rate of 6.25% per annum, compounded on a quarterly basis. Through December 27, 2024, the Company paid quarterly dividends on the Preferred Shares in-kind through an increase to their stated value. Subsequently, quarterly dividends on the Preferred Shares were made in cash, including $4 million paid in the three months ended October 3, 2025. In the three months ended October 3, 2025, the Company also paid $1 million to holders of the Company’s Preferred Shares in accordance with their participation rights in the dividend paid to common shareholders.

On February 17, 2026, the Company converted all remaining outstanding Preferred Shares into 7 million shares of the Company’s common stock pursuant to a mandatory conversion in accordance with their terms. Immediately prior to conversion, the Preferred Shares outstanding had an aggregate liquidation preference of $267 million, which included previous dividends paid in-kind of $32 million. On February 24, 2026, the Company filed a Certificate of Elimination with the Secretary of State of the State of Delaware with respect to the Preferred Shares, pursuant to which the Preferred Shares were eliminated and returned to the status of authorized and unissued preferred shares of the Company.

Additional information regarding the Company’s previously outstanding Preferred Shares is included in Part II, Item 8, Note 13, Shareholders’ Equity and Convertible Preferred Stock, of the Notes to Consolidated Financial Statements included in the 2026 Annual Report on Form 10-K.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 11.    Net Income Per Common Share

The following table presents the computation of basic and diluted net income per common share:

	Three Months Ended
	October 2, 2026	October 3, 2025
	(in millions, except per share data)
Net income	$1,779	$1,182
Dividends allocated to preferred shareholders	—	(5)
Income attributable to participating securities(1)	—	(25)
Net income attributable to common shareholders - basic	1,779	1,152
Re-allocation of participating securities considered potentially dilutive	—	2
Net income attributable to common shareholders - diluted	$1,779	$1,154

Weighted average shares:
Basic	366	345
RSUs, PSUs, ESPP, and Convertible Notes	18	31
Diluted	384	376

Net income per common share:
Basic:	$4.86	$3.34
Diluted:	$4.63	$3.07

(1)     Participating securities in the prior year period consisted of Preferred Shares because, prior to their conversion, they participated on a pro rata basis in any dividends declared on shares of common stock.

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

Potentially dilutive common shares include dilutive outstanding RSUs and PSUs, rights to purchase shares of common stock under the Company’s ESPP, shares issuable in connection with the Company’s Convertible Notes and Preferred Shares. For the three months ended October 2, 2026 and October 3, 2025, based on the Company’s average stock price during the period, an insignificant number of common shares subject to outstanding equity awards were anti-dilutive.

WESTERN DIGITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 12.    Legal Proceedings

Intellectual Property Litigation

On September 28, 2016, SPEX Technologies, Inc. (“SPEX”) filed a lawsuit in the Central District Court against the Company and two of the Company’s current or former wholly-owned subsidiaries, Western Digital Technologies, Inc. and HGST Inc., alleging infringement of U.S. Patent Nos. 6,088,802 and 6,003,135, both of which allegedly relate to moving a security mechanism (e.g., the encrypting/decrypting mechanism) from a host computer or a separate device to a peripheral device that provides data storage. As the case progressed, SPEX dismissed its allegations relating to U.S. Patent No. 6,003,135 and narrowed its case to one claim related to U.S. Patent No. 6,088,802 and asserted this against certain HDD products that may include certain encryption capabilities. The trial commenced on October 8, 2024, and concluded on October 18, 2024, and the jury awarded SPEX damages of $316 million for the use of one claim related to U.S. Patent No. 6,088,802 in the past, prior to its expiration in 2017. On January 8, 2025, the Court entered judgment for SPEX in accordance with the verdict and also awarded SPEX prejudgment interest of $237 million and legal costs. On June 16, 2025, the Court ruled on the Company’s post-trial motions, finding that SPEX did not present sufficient evidence on which a damages award could be determined and therefore awarded nominal damages of $1. On June 27, 2025, the Court entered an amended judgment awarding SPEX nominal damages of $1 with no prejudgment interest and no legal costs. The Company has appealed the infringement finding, and SPEX has appealed damages-related issues. Based on available appellate arguments, the Company believes a loss is not probable and has not accrued a liability as a result of the jury verdict or the entry of amended judgment in its financial statements as of October 2, 2026.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws and should be read in conjunction with the disclosures we make concerning risks and other factors that may affect our business and operating results. You should read this information in conjunction with the unaudited Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited Consolidated Financial Statements and notes thereto included in Part II, Item 8 of our 2026 Annual Report on Form 10-K. See also “Forward-Looking Statements” immediately prior to Part I, Item 1 in this Quarterly Report on Form 10‑Q.

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

Our fiscal year ends on the Friday nearest to June 30 and typically consists of 52 weeks. Approximately every five to six years, we report a 53-week fiscal year to align the fiscal year with the foregoing policy. Fiscal year 2027, which will end on July 2, 2027, will be comprised of 52 weeks, with all quarters presented consisting of 13 weeks each. Fiscal year 2026, which ended on July 3, 2026, was comprised of 53 weeks, with the first quarter consisting of 14 weeks and the remaining quarters consisting of 13 weeks each.

Key Developments

Macroeconomic Conditions and Outlook

The increasing long-term demand for data storage in the cloud is benefiting our HDD business. The adoption of AI is contributing to additional data storage requirements as the development and use of AI applications increase the volume of data that is generated, collected and retained, including data used to train and operate AI models. In addition, the continued growth of cloud and other data-intensive workloads is increasing the need for scalable, cost-effective storage infrastructure. These trends are accelerating demand for high-capacity drives and are resulting in greater manufacturing complexity and longer production lead times. In response, customers are partnering with us earlier to support their future growth requirements and are extending the duration of their commercial arrangements.

Recent changes to U.S. trade policy, including with regard to tariffs, and related measures by trading partners, have not materially impacted our business and results of operations through the first quarter of 2027, but we are actively monitoring developments and assessing options to mitigate potential future actions. For additional information, please see Part I, Item 1A, Risk Factors, included in our 2026 Annual Report on Form 10-K.

Results of Operations

First Quarter Overview

The following table sets forth, for the periods presented, selected summary information from our Condensed Consolidated Statements of Income by dollars and percentage of net revenue(1):

	Three Months Ended
	October 2, 2026		October 3, 2025		$ Change	% Change
	($ in millions)
Revenue, net	$4,381	100.0%	$2,818	100.0%	$1,563	55%
Cost of revenue	1,847	42.2	1,591	56.5	256	16
Gross profit	2,534	57.8	1,227	43.5	1,307	107
Operating expenses:
Research and development	283	6.5	294	10.4	(11)	(4)
Selling, general and administrative	162	3.7	138	4.9	24	17
Business realignment charges	43	1.0	3	0.1	40	1,333
Total operating expenses	488	11.1	435	15.4	53	12
Operating income	2,046	46.7	792	28.1	1,254	158
Interest and other income (expense):
Interest income	7	0.2	17	0.6	(10)	(59)
Interest expense	(11)	(0.3)	(59)	(2.1)	48	(81)
Gain on retained interest in Sandisk	—	—	611	21.7	(611)	(100)
Other expense, net	(4)	(0.1)	(24)	(0.9)	20	83
Total interest and other income (expense), net	(8)	(0.2)	545	19.3	(553)	(101)
Income before taxes	2,038	46.5	1,337	47.4	701	52
Income tax expense	259	5.9	155	5.5	104	67
Net income	$1,779	40.6%	$1,182	41.9%	$597	51%

(1)    Percentages may not total due to rounding.

The following table sets forth for the periods presented, summary information regarding our disaggregated revenue:

	Three Months Ended
	October 2, 2026	October 3, 2025
	(in millions)
Net revenue by end market
Cloud	$3,868	$2,510
Client	320	146
Consumer	193	162
Total net revenue	$4,381	$2,818

Net revenue by geography(1)
Americas	$2,081	$1,100
Asia	1,708	1,175
Europe, Middle East and Africa	592	543
Total net revenue	$4,381	$2,818

(1)    Net revenue is attributed to geographic regions based on the ship-to location of the customer.

Net Revenue

Comparison of Three Months Ended October 2, 2026 to Three Months Ended October 3, 2025

Net revenue increased by 55% for the three months ended October 2, 2026 from the comparable period in the prior year, driven by strong demand in our Cloud, Client and Consumer markets as further discussed below.

Cloud revenue, representing 88% of total revenue, increased by 54% for the three months ended October 2, 2026 from the comparable period in the prior year, driven by a more than 20% increase in exabytes shipped along with an approximately 25% increase in average selling price per exabyte. The increase in exabytes shipped was driven by strong demand for our high-capacity products due to continued data growth, fueled by the ongoing expansion of cloud environments and the increasing storage demands from AI. The increase in average selling price per exabyte was due to an improved pricing environment.

Client revenue, representing 7% of total revenue, increased by 119% for the three months ended October 2, 2026 from the comparable period in the prior year, driven by an approximately 15% increase in exabytes shipped and an approximately 90% increase in average selling price per exabyte. The increase in average selling price was driven by a shift in product mix to higher capacity drives and an improved pricing environment, while our exabytes shipped increase was driven by strong demand for our products.

Consumer revenue, representing 5% of total revenue, increased by 19% for the three months ended October 2, 2026 from the comparable period in the prior year, which reflects an approximately 70% increase in average selling price per exabyte partially offset by an approximately 30% decrease in exabytes shipped. The increase in average selling price per exabyte was due to a shift in product mix to higher capacity drives and an improved pricing environment. The decrease in exabytes shipped was driven by general softness in demand in these end markets as a result of the increased pricing levels.

The change in mix of net revenue by geography for the three months ended October 2, 2026 from the comparable periods in the prior year is largely driven by the deployment and build plans of our larger Cloud customers.

Beginning in the three months ended October 2, 2026, we updated our methodology for identifying customers for purposes of revenue concentration disclosure. Under the updated methodology, concentrations are attributed to the ultimate end customer when products are purchased on its behalf by distributors, contract manufacturers, or other resellers (collectively referred to as “intermediary purchasers”), rather than being attributed to such intermediary purchasers. We believe this presentation provides investors with a more meaningful reflection of the economic relationship with our customers. Prior year concentrations have been revised to conform to the current year presentation.

Our top 10 customers accounted for 64% of our net revenue for the three months ended October 2, 2026, compared to 73% of our net revenue for the three months ended October 3, 2025. For the three months ended October 2, 2026, two customers accounted for 14% and 13%, respectively, of our net revenue, and for the three months ended October 3, 2025, four customers accounted for 16%, 13%, 13% and 12%, respectively, of our net revenue.

Gross Profit and Gross Margin

Gross profit increased by $1.31 billion, or 14 percentage points, for the three months ended October 2, 2026 from the comparable period in the prior year, due to improved pricing, an increased volume of shipments, and a lower cost structure on our newer generation products.

Operating Expenses

Research and development expense decreased by $11 million for the three months ended October 2, 2026 from the comparable period in the prior year. The decrease was attributable to lower compensation-related costs.

Selling, general and administrative expense increased by $24 million for the three months ended October 2, 2026 from the comparable period in the prior year. The increase was primarily attributable to higher compensation-related costs.

For information regarding Business realignment charges, see Part I, Item 1, Note 8, Business Realignment Charges, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Interest and Other Income (Expense)

Total interest and other income (expense) changed by $553 million for the three months ended October 2, 2026 from the comparable period in the prior year. The change reflects a non-recurring gain of $611 million on our retained interest in Sandisk in the prior period based on the mark-to-market value as of October 3, 2025, partially offset by lower interest expense of $48 million, which reflects the reduction in our debt.

Income Taxes

The following table presents our Income tax expense and the effective tax rate:

	Three Months Ended
	October 2, 2026	October 3, 2025
	($ in millions)
Income before taxes	$2,038	$1,337
Income tax expense	259	155
Effective tax rate	13%	12%

The primary drivers of the difference between the effective tax rate and the U.S. Federal statutory rate of 21% for the three months ended October 2, 2026 are the relative mix of earnings and losses by jurisdiction, the deduction for FDDEI, excess tax over book deductions for stock-based compensation, as well as certain tax credits. We maintain tax holidays on a portion of our earnings in the Philippines and Thailand, which are set to expire at various dates from 2029 through 2033. The tax benefits from these holidays are minimized by the implementation of the GMT and are not material to our Condensed Consolidated Financial Statements for the three months ended October 2, 2026.

The primary drivers of the difference between the effective tax rate and the U.S. Federal statutory rate of 21% for the three months ended October 3, 2025 were the relative mix of earnings and losses by jurisdiction, the deduction for FDDEI, certain tax credits, and the tax-free gain on the retained interest in Sandisk.

Previously, TCJA eliminated the ability to deduct R&D expenditures in the year incurred, requiring capitalization and amortization. In July 2025, the OBBBA was signed into law, which includes broad tax reform provisions that extend and modify key elements of the TCJA. Notably, the new legislation now allows an option for the immediate expensing of domestic R&D expenditures, beginning in 2026. The legislation also includes favorable modifications to international tax provisions, including changes to the Global Intangible Low-Taxed Income regime, which is renamed as Net CFC Tested Income and enhancements to the FDDEI deduction that became effective for us in 2027.

Beginning in 2027, we became subject to CAMT of 15% on corporations as our average annual AFSI exceeded $1.0 billion for the preceding three-year period. We anticipate that our CAMT liability will exceed our regular tax liability due to tax deductions in excess tax of book deductions attributable to stock-based compensation during the year. We anticipate that any CAMT paid in 2027 will generate credit carryforwards that can be carried forward indefinitely to offset future regular tax liabilities in cases where they exceed CAMT liabilities. Because we expect regular tax liabilities to exceed CAMT liabilities in future periods, no valuation allowance is required against these credit carryforwards. As a result, the CAMT liability did not impact the effective tax rate for the three months ended October 2, 2026.

In January 2026, the OECD released a side-by-side package that modifies key elements of the Pillar Two GMT by introducing new safe harbors and providing an exemption for U.S. based multinational companies from parts of the GMT. While these safe harbors and exemptions are generally favorable to us, they require local legislative action by each country before they can be considered enacted for financial accounting purposes. We evaluated the potential effects of these rules based on current local legislative developments in jurisdictions where we operate and expect the financial statement impact associated with their enactment to be immaterial. For 2027, our effective tax rate considers GMT in Malaysia and Thailand.

Liquidity and Capital Resources

The following table summarizes our statements of cash flows.

	Three Months Ended
	October 2, 2026	October 3, 2025
	(in millions)
Net cash provided by (used in):
Operating activities	$1,604	$672
Investing activities	(225)	(57)
Financing activities	(1,644)	(678)
Effect of exchange rate changes on cash	—	(3)
Net decrease in cash and cash equivalents	$(265)	$(66)

Operating Activities

Net cash provided by operating activities primarily consists of net income, adjusted for non-cash charges, plus or minus changes in operating assets and liabilities. The significant improvement in cash from operating activities for the three months ended October 2, 2026 was primarily driven by the improved profitability in the business from the comparable period in the prior year, partially offset by the increased net cash used for changes in operating assets and liabilities.

Net cash used for changes in operating assets and liabilities was $331 million for the three months ended October 2, 2026, compared to $99 million for the three months ended October 3, 2025. For the three months ended October 2, 2026, net cash used for changes in operating assets and liabilities primarily consisted of a $269 million increase in inventories as we ramped production in response to growing demand and a $206 million increase in accounts receivable driven by our growth in revenue. These uses were partially offset by a $131 million increase in income taxes payable resulting from the timing of tax payments.

For the three months ended October 3, 2025, net cash used for changes in operating assets and liabilities primarily consisted of a $503 million decrease in income taxes payable resulting from the timing of tax payments and a $101 million increase in inventories as we ramped production in response to growing demand. These uses were partially offset by a $248 million increase in accounts payable as we ramped up purchases for production as well as more favorable payment terms with suppliers, a $141 million increase in other assets and liabilities primarily driven by timing of recognition and application of taxes receivable, and a $131 million decrease in accounts receivable driven by timing of collections.

Investing Activities

Net cash used in investing activities for the three months ended October 2, 2026 primarily consisted of $227 million in capital expenditures. Net cash used in investing activities for the three months ended October 3, 2025 primarily consisted of $73 million in capital expenditures.

We expect capital expenditures to average 4% to 6% of revenue over the next five years; however, we anticipate capital expenditures as a percentage of revenue will be modestly above that range over the next two years as we invest in heads and media technology and factory automation.

Financing Activities

Net cash used in financing activities for the three months ended October 2, 2026 primarily consisted of $1.00 billion for share repurchases, $570 million to settle a portion of our Convertible Notes, $317 million for taxes paid on vested stock awards under employee stock plans, and $56 million of dividends paid on our common stock. These uses were partially offset by $300 million of net borrowings from our Revolving Credit Facility. Net cash used in financing activities for the three months ended October 3, 2025 primarily consisted of $553 million for share repurchases, $39 million of dividends paid on our common stock and Preferred Shares, $55 million for taxes paid on vested stock awards under employee stock plans and $31 million of scheduled repayments on our term loan.

We believe our cash and cash equivalents and cash flows from operations will be sufficient to meet our working capital, debt, dividend and capital expenditure needs and fund our share repurchases for at least the next twelve months and for the foreseeable future thereafter. We also believe we can access the various debt and equity capital markets to further supplement our liquidity position, if necessary. Our ability to sustain our working capital position is subject to a number of risks that we discuss in Part I, Item 1A, Risk Factors, in our 2026 Annual Report on Form 10-K.

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

A total of $1.00 billion and $1.08 billion of our cash and cash equivalents was held by our foreign subsidiaries as of October 2, 2026 and July 3, 2026, respectively. There are no material tax consequences that were not previously accrued for on the repatriation of this cash.

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

Short- and Long-term Liquidity

Material Cash Requirements

The following is a summary of our known material cash requirements as of October 2, 2026. In addition, see the discussions further below for other potential uses of cash related to our cash dividend program, Share Repurchase Program, liability for unrecognized tax benefits, global minimum tax, foreign exchange contracts, litigation matters, and potential indemnifications.

	Total	1 Year (Remaining Nine Months of 2027)	2-3 Years (2028-2029)	4-5 Years (2030-2031)	More than 5 Years (Beyond 2031)
	(in millions)
Debt	$791	$791	$—	$—	$—
Operating leases	152	28	56	35	33
Long-term purchase obligations and other commitments	304	48	87	169	—
Total	$1,247	$867	$143	$204	$33

Debt

As described in Part I, Item 1, Note 5, Debt, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, as of October 2, 2026, $141 million in aggregate principal amount of Convertible Notes remained outstanding. The Convertible Notes are currently convertible at the option of any holder, at a conversion price of approximately $37.70 per share of common stock as of October 2, 2026. Upon any conversion of the Convertible Notes, we will pay cash for the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination thereof, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted. Through October 2, 2026, $31 million in aggregate principal amount of these notes had been tendered for conversion. We have elected to issue shares of our common stock to satisfy the conversion obligation in excess of the principal amount for substantially all of the notes tendered for conversion, which are expected to settle in the second quarter of 2027.

On September 14, 2026, we issued a notice of redemption to redeem at par plus unpaid and accrued interest, on November 16, 2026 (the “Redemption Date”), all then-outstanding Convertible Notes that have not been converted prior to the Redemption Date. We currently expect that holders of substantially all Convertible Notes will convert such Convertible Notes before the Redemption Date.

In addition, as of October 2, 2026, we had $650 million outstanding on our Revolving Credit Facility maturing in January 2027 and had $600 million remaining available borrowing capacity under this facility, subject to customary conditions under the loan agreement. We believe our existing cash and cash expected to be generated from our business will be adequate to meet our debt repayment requirements.

Additional information regarding our indebtedness, including information about availability under our 2027 Revolving Credit Facility and the principal repayment terms, interest rates, covenants, collateral and other key terms of our outstanding indebtedness, is included in Part II, Item 8, Note 7, Debt, of the Notes to Consolidated Financial Statements included in our 2026 Annual Report on Form 10-K and Note 5, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

The following tables include summarized financial information for the Obligor Group. The financial information for the Obligor Group is presented on a combined basis, excluding intercompany balances and transactions between the Company and the Guarantor, excluding net intercompany balances between the Obligor Group and non-guarantor subsidiaries, and excluding investments in and equity in the earnings of non-guarantor subsidiaries. The Obligor Group’s amounts due from, amounts due to, and transactions with non-guarantor subsidiaries have been presented in separate line items in the tables below.

The assets and liabilities of the Obligor Group include the following:

	October 2, 2026	July 3, 2026
	(in millions)
Current assets	$2,152	$2,360
Non-current assets	4,399	4,415
Net intercompany payables to non-guarantor subsidiaries	231	516
Current liabilities	1,988	2,204
Non-current liabilities	590	449

The operating results of the Obligor Group include the following:

	Three Months Ended	Year Ended
	October 2, 2026	July 3, 2026
	(in millions)
Net sales	$2,077	$5,726
Gross profit	976	2,543
Operating income	601	1,092
Net income	337	6,196

Results for the Obligor Group include the following transactions with non-guarantor subsidiaries:

	Three Months Ended	Year Ended
	October 2, 2026	July 3, 2026
	(in millions)
Intercompany revenue	$2,374	$7,458
Net intercompany interest expense	21	33
Intercompany dividend income	44	94

Purchase Obligations and Other Commitments

In the normal course of business, we enter into purchase orders with suppliers for the purchase of components used to manufacture our products. These purchase orders generally cover forecasted component supplies needed for production during the next quarter, are recorded as a liability upon transfer of the components, and generally may be changed or canceled at any time prior to shipment of the components. We also enter into long-term agreements with suppliers that contain fixed future commitments, which are contingent on certain conditions, such as performance, quality and technology of the vendor’s components. These arrangements are included under “Purchase obligations and other commitments” in the table above.

Cash Dividend Program

On April 29, 2025, our Board of Directors authorized the adoption of a cash dividend program. See Part I, Item 1, Note 10, Shareholders’ Equity and Convertible Preferred Stock, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q under the caption “Dividends to Common Shareholders” for further details.

Share Repurchase Program

Our Board of Directors has authorized a Share Repurchase Program and as of October 2, 2026, we had $2.26 billion available for repurchases under the program. See Part I, Item 1, Note 10, Shareholders’ Equity and Convertible Preferred Stock, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q under the caption “Share Repurchase Program” for further details.

Liability for Unrecognized Tax Benefits

As of October 2, 2026, the liability for unrecognized tax benefits (excluding accrued interest and penalties) was $635 million. Accrued interest and penalties related to unrecognized tax benefits are recognized in liabilities for uncertain tax positions and are recorded in the provision for income taxes. Accrued interest and penalties included in our liability related to unrecognized tax benefits as of October 2, 2026 was $126 million. Of these amounts, approximately $351 million could result in potential cash payments to be made within the next twelve months.

In connection with IRS settlements for the years 2008 through 2015, we expect to realize reductions to our mandatory deemed repatriation tax obligations aggregating to approximately $101 million. These tax receivables are classified in Other current assets on the Condensed Consolidated Balance Sheets as of October 2, 2026.

Global Minimum Tax

As of October 2, 2026, we have accrued GMT liabilities of $90 million, which encompass obligations originating from both 2026 and for the three months ended October 2, 2026. Due to transitional 18-month filing extensions permitted under the OECD Pillar Two framework, initial cash payments for these obligations are not expected to be fully settled until the second quarter of 2028.

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

Litigation Matters

For additional information on our litigation matters, see Part I, Item 1, Note 12, Legal Proceedings, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

Recent Accounting Pronouncements

No new accounting standards were adopted in the quarter ended October 2, 2026.

Accounting Pronouncements Not Yet Adopted

In May 2026, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) No. 2026-02, “Environmental Credits and Environmental Credit Obligations (Topic 818),” which introduces specific accounting models for entities that generate, purchase, or hold environmental credits, or have an enforceable regulatory compliance obligation that may be settled with such credits. Under the new guidance, environmental credits intended for compliance are recorded at cost, while certain non-compliance credits are tested for impairment or can be subject to a fair value accounting policy election. Additionally, the standard requires gross financial statement presentation, prohibiting the netting of environmental credit assets against related compliance obligations. This standard is effective for the year beginning July 1, 2028, and interim periods within that year, with early adoption permitted. Adoption will be applied on a retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings. We are currently assessing the impact of this standard on our consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU No. 2025-10, “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities” (“ASU 2025-10”), which establishes guidance on the recognition, measurement, and presentation of government grants. The standard may be adopted using a full retrospective, modified retrospective, or modified prospective transition method. ASU 2025-10 is effective for the year beginning June 30, 2029, and interim periods within that year, with early adoption permitted. We are currently assessing the impact of this guidance on our consolidated financial statements and related disclosures.

In November 2025, the FASB issued ASU No. 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements” (“ASU 2025-09”), which introduces targeted improvements to better align hedge accounting with entities’ risk management activities. ASU 2025-09 is effective for the year beginning July 3, 2027, and interim periods within that year, with early adoption permitted. We are currently assessing the impact of this guidance on our consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU No. 2025-07, “Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract” (“ASU 2025-07”), which (i) expands the scope exception of Topic 815 to exclude certain contracts with a variable that is based on operations or activities specific to one of the parties to the contract and (ii) clarifies the scope of share-based payments from a customer in a revenue contract. ASU 2025-07 is effective for the year beginning July 3, 2027, and interim periods within that year. Early adoption is permitted and must be applied as of the beginning of the fiscal year that includes the interim period. We currently do not expect this standard to have a material impact on our consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU No. 2025-06, “Intangibles – Goodwill and Other – Internal-Use Software (Topic 350): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”). ASU 2025-06 amends existing references to prescriptive and sequential software development stages to better align with current software development methods, such as agile development. Under the new standard, entities will begin to capitalize eligible software costs when (i) management has authorized and committed to funding the software project, and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 is effective for the year beginning July 1, 2028, and interim periods within that year, with early adoption permitted. We are currently assessing the impact of this standard on our consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which is intended to improve disclosures about the expenses of public entities. The new guidance requires more detailed information about the types of expenses in commonly presented expense captions (such as cost of sales and selling, general and administrative expenses) and requires public entities to disclose, on an annual and interim basis, the amounts of expenses included in each relevant expense caption presented on the face of the income statement, within continuing operations, in a tabular format. Additionally, public entities will be required to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, the total amount of selling expenses and, in annual reporting periods, the definition of selling expenses. This standard is effective on either a prospective or retrospective basis with early adoption permitted. We are currently compiling the information required for these disclosures and assessing the basis of adoption and expect to adopt the guidance for annual reporting periods in our annual report on Form 10-K for the year ending June 30, 2028.

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

There have been no material changes in our critical accounting policies and estimates from those disclosed in our 2026 Annual Report on Form 10‑K. Please refer to Part II, Item 7 of our 2026 Annual Report on Form 10‑K for a discussion of our critical accounting policies and estimates.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Other than changes to our interest rate risk as a result of an increase in the amount of our variable-rate debt, there have been no material changes to our market risk exposure during the three months ended October 2, 2026 from those disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our 2026 Annual Report on Form 10-K.

Foreign Currency Risk

We performed sensitivity analyses as of October 2, 2026, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our foreign currency derivative contracts used to offset the underlying exposures. The foreign currency exchange rates used in performing the sensitivity analyses were based on market rates in effect at October 2, 2026. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar would result in a foreign exchange fair value loss of $81 million at October 2, 2026.

Interest Rate Risk

We have historically held a balance of fixed and variable rate debt. As of October 2, 2026, our variable rate debt outstanding consisted of borrowings under our Revolving Credit Facility, which are based on index rates as discussed further in Note 5, Debt, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. As of October 2, 2026, the outstanding balance on our Revolving Credit Facility was $650 million, and a 1% increase in the variable rate of interest would increase annual interest expense by $7 million.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended October 2, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 12, Legal Proceedings of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for disclosures regarding certain legal proceedings, which are incorporated by reference herein.

Item 1A.    Risk Factors

We have described under the heading “Risk Factors” in Part I, Item 1A of our 2026 Annual Report on Form 10-K a number of risks and uncertainties that could cause our actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. There have been no material changes from these risk factors previously described in Part I, Item 1A of our 2026 Annual Report on Form 10-K. These risks and uncertainties are not the only risks facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business, financial condition, results of operations or the market price of our common stock.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

The following table provides information about repurchases by us of shares of our common stock during the quarter ended October 2, 2026:

(in millions, except average price paid per share)	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased As Part of Publicly Announced Program(2)	Maximum Value of Shares that May Yet be Purchased Under the Program(2)
Jul. 4, 2026 - Jul. 31, 2026	0.7	$526.29	0.7	$2,860
Aug. 1, 2026 - Aug. 28, 2026	0.5	488.15	0.5	$2,630
Aug. 29, 2026 - Oct. 2, 2026	1.0⁽³⁾	461.59	0.8	$2,259
Total for the quarter ended Oct. 2, 2026	2.2		2.0

(1)    Includes commissions.
(2)    On May 9, 2025, our Board of Directors authorized the Share Repurchase Program for the repurchase of up to $2.0 billion of our common stock, and on February 2, 2026, our Board of Directors authorized the repurchase of up to an additional $4.0 billion of the Company’s common stock. There is no expiration date for the Share Repurchase Program. Repurchases under the Share Repurchase Program may be made in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. We expect share repurchases to be funded principally by operating cash flows. The amount and timing of share repurchases will depend on market conditions and other corporate considerations. We may suspend or discontinue the Share Repurchase Program at any time.
(3)    Amount includes an aggregate of 176,008 shares of our common stock that we received during the month ended October 2, 2026 upon the settlement of $378 million notional amount of Capped Calls in connection with the settlement of the same principal amount of Convertible Notes that had been tendered by the holders. This transaction is not part of our publicly announced Share Repurchase Program and the shares received from the settlement of these Capped Calls are not reflected in the column captioned “Average Price Paid per Share.”

Item 5.    Other Information

Insider Trading Arrangements

During the quarter ended October 2, 2026, the following director and officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a trading arrangement for the purchase or sale of securities of Western Digital that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act (“Rule 10b5-1 Plan”):

•On August 7, 2026, Brian Scott Davis, Executive Vice President and Chief Sales and Marketing Officer of the Company, terminated his previously reported Rule 10b5-1 Plans adopted on November 3, 2025 and June 5, 2026. The November 3, 2025 plan was scheduled to expire on August 14, 2026, and the June 5, 2026 plan was scheduled to commence on November 9, 2026.

•On August 14, 2026, Irving Tan, Chief Executive Officer of the Company, modified his previously reported Rule 10b5-1 Plan adopted on February 5, 2026. Mr. Tan’s plan was modified to amend the equity awards subject to the plan, with no change to the expiration date of the plan (May 31, 2027) or the total number of shares subject to the plan (up to an aggregate of 80,000 shares of the Company’s common stock, of which, 20,000 shares had already been sold prior to the plan amendment). Trades under the modified plan are subject to a cooling off period consistent with SEC requirements.

•On September 1, 2026, Tunç Doluca, a director of the Company, adopted a Rule 10b5-1 Plan. Under this plan, up to an aggregate of 13,440 shares of the Company’s common stock may be sold before the plan expires on December 31, 2027.

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

10.1	Form of Grant Notice for Performance Stock Unit Award under the Western Digital Corporation 2021 Long-Term Incentive Plan†**
10.2	Form of Grant Notice for Restricted Stock Unit Award – Vice President and Above, under the Western Digital Corporation 2021 Long-Term Incentive Plan†**
10.3	Western Digital Corporation Amended and Restated 2021 Long-Term Incentive Plan Non-Employee Director Restricted Stock Unit Grant Program, amended and restated as of August 26, 2026†**
10.4	Western Digital Corporation Amended and Restated 2005 Employee Stock Purchase Plan, amended and restated as of August 26, 2026†**
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

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
Dated: October 22, 2026